Form 10-Q
period 2004-06-30
WH HOLDINGS CAYMAN ISLANDS LTD
filed 2004-08-05
CIK 1180262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-115363

WH HOLDINGS (CAYMAN ISLANDS) LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT
Ugland House, South Church Street
Grand Cayman, Cayman Island

(Address of principal executive offices) (Zip code)

(310) 410-9600*

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares of registrant’s common shares outstanding as of June 30, 2004 was 104,164,038.

* C/O Chief Financial Officer of Herbalife International, Inc.

WH HOLDINGS (CAYMAN ISLANDS) LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Six Months ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Income

Unaudited Statements of Changes in Stockholder’s Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signature and Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

WH HOLDINGS (CAYMAN ISLANDS) LTD.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	June 30, 2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$150,679,000	$157,132,000
Restricted cash	5,701,000	—
Receivables net of allowance for doubtful accounts of $2,527,000 (2003) and $4,731,000 (2004), and including related party receivables of $323,000 (2003)	31,977,000	33,155,000
Inventories	59,397,000	70,503,000
Prepaid expenses and other current assets	20,825,000	25,521,000
Deferred income taxes	9,164,000	8,963,000
Total current assets	277,743,000	295,274,000

Property, at cost, net of accumulated depreciation and amortization of $17,607,000 (2003) and $22,292,000 (2004)	45,411,000	46,524,000
Deferred compensation plan assets	21,340,000	21,420,000
Other assets	5,795,000	6,279,000
Deferred financing costs, net of accumulated amortization of $10,266,000 (2003) and $13,295,000 (2004)	33,278,000	30,625,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $26,539,000 (2003) and $35,906,000 (2004)	29,661,000	20,294,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $9,491,000 (2003) and $12,841,000 (2004)	13,219,000	9,935,000
Goodwill	167,517,000	167,517,000
TOTAL	$903,964,000	$907,868,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,526,000	$23,639,000
Royalty overrides	76,522,000	73,922,000
Accrued compensation	19,127,000	21,125,000
Accrued expenses	59,669,000	83,471,000
Current portion of long term debt	72,377,000	22,213,000
Advance sales deposits	6,574,000	11,698,000
Income taxes payable	19,427,000	43,062,000
Total current liabilities	$276,222,000	$279,130,000

NON-CURRENT LIABILITIES:
Long term debt, net of current portion, including related party debt of $23,700,000 (2003) and $5,808,000 (2004)	252,917,000	482,114,000
Deferred compensation	22,442,000	18,932,000
Deferred income taxes	111,910,000	96,863,000
Other non-current liabilities	2,685,000	2,721,000
Total liabilities	$666,176,000	$879,760,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred shares, $0.001 par value (aggregate liquidation preference $446,241,000 (2003)), 12% Series A Cumulative and Convertible, 106,000,000 (2003) shares authorized, 102,013,572 (2003) shares issued and outstanding	$102,000	—
Common shares, $0.001 par value, 250,000,000 shares authorized, 104,164,038 (2004) shares issued and outstanding	—	$104,000
Paid-in-capital in excess of par value	183,407,000	1,330,000
Accumulated other comprehensive income	3,427,000	2,718,000
Retained earnings	50,852,000	23,956,000
Total stockholders’ equity	$237,788,000	$28,108,000

TOTAL	$903,964,000	$907,868,000

See the accompanying notes to consolidated financial statements

WH HOLDINGS (CAYMAN ISLANDS) LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30 2004

Product sales	$248,310,000	$278,519,000	$488,708,000	$556,658,000
Handling & freight income	40,568,000	45,641,000	80,209,000	91,554,000
Net sales	288,878,000	324,160,000	568,917,000	648,212,000
Cost of sales	58,401,000	66,245,000	115,362,000	129,863,000
Gross profit	230,477,000	257,915,000	453,555,000	518,349,000
Royalty overrides	103,481,000	114,532,000	202,991,000	230,388,000
Marketing, distribution & administrative expenses (including $1,850,000, $1,721,000, $4,929,000 and $3,519,000 of related party expenses for the three and six months ended June 30, 2003 and 2004, respectively)	86,724,000	105,199,000	171,100,000	213,039,000
Interest expense - net	10,255,000	14,256,000	20,202,000	41,629,000
Income before income taxes	30,017,000	23,928,000	59,262,000	33,293,000
Income taxes	12,803,000	11,840,000	25,177,000	21,689,000
NET INCOME	$17,214,000	$12,088,000	$34,085,000	$11,604,000

See the accompanying notes to consolidated financial statements

WH HOLDINGS (CAYMAN ISLANDS) LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock	Common Stock	Paid in Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity	Comprehensive Income

Balance at December 31, 2003	$102,000	$—	$183,407,000	$3,427,000	$50,852,000	$237,788,000

Redemption of 102,013,572 preferred shares	(102,000)		(183,013,000)			(183,115,000)
Issuance of 104,054,388 common shares		104,000	(104,000)			—
Issuance of 109,650 common shares from the exercise of stock options		—	124,000			124,000
Additional capital from stock options			916,000			916,000
Dividends declared					(38,500,000)	(38,500,000)
Net income					11,604,000	11,604,000	$11,604,000
Translation adjustments				(2,124,000)		(2,124,,000)	(2,124,000)
Unrealized gain on derivatives				3,179,000		3,179,000	3,179,000
Reclassification adjustments for loss on derivative instruments				(1,764,000)		(1,764,000)	(1,764,000)

Total comprehensive income							$10,895,000

Balance at June 30, 2004	$—	$104,000	$1,330,000	$2,718,000	$23,956,000	$28,108,000

See the accompanying notes to consolidated financial statements.

WH HOLDINGS (CAYMAN ISLANDS) LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,085,000	$11,605,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,591,000	23,018,000
Amortization and discount of deferred financing costs	4,089,000	3,397,000
Deferred income taxes	(994,000)	(14,746,000)
Unrealized foreign exchange loss	888,000	1,656,000
Write-off of deferred financing costs and unamortized discount	—	4,077,000
Other	364,000	1,095,000
Changes in operating assets and liabilities:
Receivables	(5,032,000)	(1,673,000)
Inventories	5,552,000	(13,126,000)
Prepaid expenses and other current assets	926,000	(2,689,000)
Accounts payable	(3,356,000)	1,532,000
Royalty overrides	(4,911,000)	(1,246,000)
Accrued expenses and accrued compensation	(5,591,000)	27,079,000
Advance sales deposits	3,626,000	5,324,000
Income taxes payable	5,389,000	23,796,000
Deferred compensation liability	(10,422,000)	(3,510,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,204,000	65,589,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(4,821,000)	(10,320,000)
Proceeds from sale of property	19,000	5,000
Changes in marketable securities, net	1,268,000	—
Net change in restricted cash	2,402,000	5,701,000
Changes in other assets	(27,000)	(3,324,000)
Deferred compensation plan assets	10,964,000	(80,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,805,000	(8,018,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on Preferred Shares	—	(38,500,000)
Issuance of 15.5% Senior Notes and 9.5% Notes	579,000	267,438,000
Borrowings from long-term debt	2,613,000	217,000
Principal payments on long-term debt	(6,486,000)	(52,397,000)
Redemption of Preferred Shares	—	(183,115,000)
Proceeds from issuance of Common Shares	4,000,000	—
Repurchase of 15.5% Senior Notes	—	(39,644,000)
Exercise of Stock Options	—	86,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	706,000	(45,915,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,582,000	(5,203,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	50,297,000	6,453,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201,000	150,679,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$114,498,000	$157,132,000

CASH PAID FOR:
Interest	$16,745,000	$28,402,000
Income taxes	$19,268,000	$14,139,000

NON-CASH ACTIVITIES:
Acquisitions of property from capital leases	$5,148,000	$1,510,000

See the accompanying notes to consolidated financial statements

WH HOLDINGS (CAYMAN ISLANDS) LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      ORGANIZATION

WH Holdings (Cayman Islands) Ltd., a Cayman Islands exempted limited liability company (“Holdings”), incorporated on April 4, 2002, and its direct and indirect wholly owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company (“WH Intermediate”), WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L, a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”) on July 31, 2002 (the “Merger”).  Holdings and its subsidiaries are referred to collectively herein as the Company.  Holdings’ 12% Series A Cumulative Convertible Preferred Shares are referred to as “preferred shares” and Holdings’ Common Shares are referred to as “common shares.”

2.                                      BASIS OF PRESENTATION

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X.  Accordingly, they do not include all of the information required by generally accepted accounting principles for complete financial statements. The Company’s financial statements as of and for the three and six months ended June 30, 2004 include WH Intermediate and all of its direct and indirect subsidiaries.  In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, considered necessary to present fairly the Company’s financial statements as of June 30, 2004 and for the three months and six months ended June 30, 2003 and June 30, 2004. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2204.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.                                      TRANSACTIONS WITH RELATED PARTIES

The Company has entered into agreements with Whitney and Golden Gate to pay monitoring fees for their management and other services and to pay certain other expenses.  Under the monitoring fee agreements, the Company is obligated to pay an annual aggregate amount of up to $5.0 million, but not less than $2.5 million, to Whitney and Golden Gate, for an initial period of ten years subject to the provisions in Herbalife’s amended and restated credit agreement (the “Credit Agreement”).  For the three months ended June 30, 2003 and June 30, 2004, the Company expensed monitoring fees in the amount of $1.3 million for both periods and other expenses of $0.6 million and $0.4 million, respectively.  For the six months ended June 20, 2003, and June 30, 2004, the Company expensed monitoring fees in the amount of $2.5 million for both periods and other expenses of $2.4 million and $1.0 million, respectively.  As of June 30, 2004, Whitney affiliated companies held $4.8 million of the outstanding term loan balance and senior executives of Whitney held $1.0 million of Herbalife’s 11 ¾% Senior Subordinated Notes due 2010 (the “11 ¾% Notes”).  Also, in March 2004, Holdings redeemed $17.3 million of the 15.5% Senior Notes held by certain Whitney affiliated companies and paid an additional $5.0 million repurchase premium and $0.5 million accrued interest.

4.                                      LONG TERM DEBT

Long term debt consisted of the following (in millions):

	December 31, 2003	June 30, 2004
11 ¾% Notes	$158.2	$158.3
Borrowing under senior credit facility	119.8	71.1
15.5% Senior Notes	39.6	—
Discount - 15.5% Senior Notes warrant	(1.6)	—
9.5% Notes	—	267.7
Capital leases	5.5	5.5
Other debt	3.8	1.7
	325.3	504.3
Less: current portion	72.4	22.2
	$252.9	$482.1

In March 2004, the Company and its lenders amended the Credit Agreement.  Under the terms of the amendment, the Company made a prepayment of $40.0 million to reduce outstanding amounts under Herbalife’s senior credit facility. In connection with this prepayment, the lenders under Herbalife’s Senior Credit Facility waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003.The amendment also lowered the interest rate to LIBOR plus a 2.5% margin and increased the capital spending allowance under the Credit Agreement and permitted Holdings to complete a recapitalization. The schedule of the principal payments was also modified so that the Company was obligated to pay approximately $4.4 million on March 31, 2004, and in each subsequent quarter through June 30, 2008.

In March 2004, Holdings and its wholly-owned subsidiary WH Capital Corporation completed a $275 million offering of 9.5% Notes due 2011 (the “9.5% Notes”).  The proceeds of the offering together with available cash were used to pay the cash redemption price due upon redemption of all outstanding Holdings 12% Series A Cumulative Convertible preferred shares, including all accrued and unpaid dividends, to redeem Holdings’ 15.5% Senior Notes and to pay related fees and expenses.  Interest on the 9.5% Notes will be paid in cash semi-annually in arrear on April 1 and October 1 of each year, starting on October 1, 2004.  The Notes are Holdings’ general unsecured obligations, ranking equally with any of the existing and future senior indebtedness and senior to all of Holdings’ future subordinated indebtedness.  Also, the 9.5% Notes are effectively subordinated to all existing and future indebtedness and other liabilities of Holdings’ subsidiaries.

5.                                      CONTINGENCIES

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife is a defendant in a purported class action lawsuit pending in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife under various state and federal laws.  Without in any way admitting liability or wrongdoing, the Company has reached a binding settlement with the plaintiffs, subject to final court approval.  Under the terms of the settlement, the Company will (i) pay $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter, (ii) up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such Newest Way to Wealth materials from the other defendants in this matter, and (iii)  up to a maximum aggregate amount of $2 million, offer rebates on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter.

Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife removed the lawsuit to federal court and the plaintiff sought to remand the lawsuit to state court. The plaintiff’s motion was denied. The complaint alleges that certain telemarketing practices of certain Herbalife distributors violate the Telephone Consumer Protection Act and seek to hold Herbalife liable for the practices of its distributors. The Company believes that it has meritorious defenses to the suit.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been subjected to various product liability claims.  The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintains product liability insurance with an annual deductible of $10.0 million.

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries.  In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are meritorious defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges.

These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material adverse effect on our financial condition and operating results.

6.                                      COMPREHENSIVE INCOME

Comprehensive income is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Net income	$17.2	$12.1	$34.1	$11.6
Unrealized gain (loss) on derivatives, net of tax	—	1.3	(2.9)	3.2
Reclassification adjustments for gain (loss) on derivatives, net of tax	—	(0.6)	2.7	(1.8)
Foreign currency translation adjustment, net of tax	1.5	(2.0)	1.7	(2.1)
Comprehensive income	$18.7	$10.8	$35.6	$10.9

The net change on derivative instruments represents the fair value of changes caused by marking to market these instruments on June 30, 2004. Foreign currency translation adjustment measures the impact of converting primarily foreign currency assets and liabilities of foreign subsidiaries into US dollars.

7.                                      SEGMENT INFORMATION

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one reportable segment as defined under Statement of Financial Accounting Standards No (“SFAS”) 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Company’s products are primarily manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company has operations in 58 countries throughout the world and is organized and managed by geographic area.  In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the operating segments have similar operating characteristics and similar long term operating performance.  In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers sold to, the methods used to distribute the products, and the nature of the regulatory environment.  However, the Company does recognize revenue from sales to distributors in four geographic regions: The Americas, Europe, Asia/Pacific Rim and Japan.

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Net Sales:
United States	$69.7	$69.3	$136.6	$133.4
Japan	26.8	21.6	62.3	51.5
Others	192.4	233.3	370.0	463.3
Total Net Sales	$288.9	$324.2	$568.9	$648.2

Operating Margin:
United States	$27.9	$24.9	$57.5	$52.5
Japan	12.9	11.6	30.2	26.9
Others	86.2	106.8	162.9	208.5
Total Operating Margin	$127.0	$143.3	$250.6	$287.9

Marketing, distribution, and administrative expense	$86.7	$105.1	$171.1	$213.0
Interest expense (income), net	10.3	14.3	20.2	41.6
Income before income taxes	30.0	23.9	59.3	33.3
Income taxes	12.8	11.8	25.2	21.7
Net Income	$17.2	$12.1	$34.1	$11.6

Net sales by product line:
Weight management	$125.0	$140.0	$244.7	$282.1
Inner nutrition	125.5	138.0	248.8	277.3
Outer Nutrition®	25.7	28.0	51.9	57.7
Literature, promotional and other	12.7	18.2	23.5	31.1
Total Net Sales	$288.9	$324.2	$568.9	$648.2

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Net sales by geographic region:
The Americas	$104.6	$116.1	$205.0	$227.3
Europe	117.0	137.4	223.0	274.0
Asia/Pacific Rim	40.5	49.1	78.9	95.2
Japan	26.8	21.6	62.0	51.7
Total Net Sales	$288.9	$324.2	$568.9	$648.2

	December 31, 2003	June 30, 2004
Total Assets:
United States	$601.0	$582.4
Japan	62.9	55.4
Others	240.1	270.1
Total Assets	$904.0	$907.9

8.                                      STOCK BASED COMPENSATION

The Company has two stock based employee compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“The Management Plan”) and WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“The Independent Directors Plan”).  The Management Plan provides for the grant of options to purchase common shares of WH Holdings to members of management of the Company.  The Independent Directors Plan provides for the grant of options to purchase common shares of WH Holdings to independent directors of the Company.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock option plans. Under this method, compensation expense is recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price. SFAS 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended		Six Months Ended
(in millions)	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004

Net income as reported	$17.2	$12.1	$34.1	$11.6
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	0.3	0.2	0.6
Deduct:Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(0.4)	(0.6)	(0.7)	(1.4)
Pro forma net income	$17.0	$11.8	$33.6	$10.8

9.                                      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company designates certain derivatives as fair value hedges.  For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the gain or loss on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. These amounts are recorded in marketing, distribution and administrative expenses and provide offsets to one another.

The Company designates certain derivatives as cash flow hedges.  The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions.  The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options.  For the outstanding cash flow hedges on foreign exchange exposures at June 30, 2003 and June 30, 2004, the maximum length of time over which the Company is hedging these exposures is approximately one year.  The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan.  The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps.  There is no ineffective portion for the three and six months ended June 30, 2003 and June 30, 2004.  For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”).  At June 30, 2004, the net gain in OCI was $0.02 million.  Substantially, all of the OCI amounts will be reclassified to earnings within 12 months.

10.                               RESTRUCTURING RESERVE

As of the date of the Merger, the Company implemented a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Merger.  The accrued severance is for identified employees including executives, corporate functions and administrative support.

The following table summarizes the activity in the Company’s restructuring accrual (in millions):

Balance at December 31, 2003	$2.5
Additional accrual	—
Cash payments	(0.6)
Balance at June 30, 2004	$1.9

The Company expects to pay these restructuring costs through 2005.

11.                               SUPPLEMENTAL INFORMATION

The consolidated financial statement data as of June 30, 2004 and for the three and six months ended June 30, 2003 and June 30, 2004, have been aggregated by entities that guarantee the 11 ¾% Notes (the “Guarantors”) and entities that do not guarantee the 11 ¾% Notes (the “Non-Guarantors”).  The Guarantors include WH Intermediate, Lux Holdings, Lux Intermediate, Herbalife Lux (collectively, the “Parent Guarantors”) and Herbalife’s operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (except for Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the “Subsidiary Guarantors”).  All other subsidiaries are Non-Guarantors.  Herbalife is the borrower of the 11 ¾% Notes.

Holdings is the borrower of the 9.5% Notes but is not a guarantor of the 11 ¾% Notes.  Obligations under the 9.5% Notes are generally not guaranteed by any of the subsidiaries.  Under certain circumstances, however, the subsidiaries may be required to guarantee the obligation.

Consolidating condensed unaudited statements of income for guarantors and non-guarantors for the three and six months ended June 30, 2003 and June 30, 2004 are summarized as follows (in millions):

	Three Months Ended June 30, 2003
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$—	$249.7	$68.4	$(29.2)	$288.9
Cost of sales	—	—	—	54.5	33.8	(29.9)	58.4
Royalty overrides	—	—	—	62.5	41.0	—	103.5
Marketing, distribution & administrative expenses	0.2.	0.4	2.3	63.5	20.3	—	86.7
Equity in subsidiary (income) loss	(19.2)	(19.6)	(25.1)	(0.7)	(0.1)	64.7	—
Interest expense - net	1.8	—	8.7	(0.2)	—	—	10.3
Intercompany charges	—	—	(2.8)	36.6	(33.8)	—	—
Income before income taxes	17.2	19.2	16.9	33.5	7.2	(64.0)	30.0
Income tax expense (benefit)	—	—	(2.7)	13.5	2.0	—	12.8
NET INCOME (LOSS)	$17.2	$19.2	$19.6	$20.0	$5.2	$(64.0)	$17.2

	Three Months Ended June 30, 2004
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$143.5	$—	$152.2	$93.5	$(65.0)	$324.2
Cost of sales	—	27.8	—	52.0	48.6	(62.1)	66.3
Royalty overrides	—	3.6	—	60.0	50.9	—	114.5
Marketing, distribution & administrative expenses	0.1	2.1	7.7	73.4	22.1	(0.2)	105.2
Equity in subsidiary (income) loss	(19.6)	(27.1)	(11.2)	(0.9)	—	58.8	—
Interest expense - net	7.1	0.3	6.5	0.7	(0.3)	—	14.3
Intercompany charges	—	117.2	(41.7)	(39.5)	(36.0)	—	—
Income before income taxes	12.4	19.6	38.7	6.5	8.2	(61.5)	23.9
Income tax expense (benefit)	0.3	—	11.6	(2.4)	2.3	—	11.8
NET INCOME (LOSS)	$12.1	$19.6	$27.1	$8.9	$5.9	$(61.5)	$12.1

	Six Months Ended June 30, 2003
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$—	$496.3	$128.8	$(56.2)	$568.9
Cost of sales	—	—	—	109.5	62.4	(56.5)	115.4
Royalty overrides	—	—	—	125.6	77.4	—	203.0
Marketing, distribution & administrative expenses	0.2	0.5	4.7	126.8	38.8	—	171.0
Equity in subsidiary (income) loss	(37.7)	(38.2)	(49.5)	(1.0)	—	126.4	—
Interest expense - net	3.4	—	17.3	(0.4)	(0.1)	—	20.2
Intercompany charges	—	—	(5.0)	68.1	(63.1)	—	—
Income before income taxes	34.1	37.7	32.5	67.7	13.4	(126.1)	59.3
Income tax expense (benefit)	—	—	(5.7)	27.1	3.8	—	25.2
NET INCOME (LOSS)	$34.1	$37.7	$38.2	$40.6	$9.6	$(126.1)	$34.1

	Six Months Ended June 30, 2004
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$294.0	$—	$297.1	$177.4	$(120.3)	$648.2
Cost of sales	—	58.4	—	96.2	91.7	(116.4)	129.9
Royalty overrides	—	7.8	—	123.2	99.4	—	230.4
Marketing, distribution & administrative expenses	—	5.2	14.9	150.5	42.4	—	213.0
Equity in subsidiary (income) loss	(36.9)	(29.1)	(10.5)	(1.7)	—	78.2	—
Interest expense - net	25.3	0.5	15.0	2.4	(1.6)	—	41.6
Intercompany charges	—	214.2	(63.6)	(76.4)	(74.2)	—	—
Income before income taxes	11.6	37.0	44.2	2.9	19.7	(82.1)	33.3
Income tax expense (benefit)	—	0.1	15.0	0.5	6.1	—	21.7
NET INCOME(LOSS)	$11.6	$36.9	$29.2	$2.4	$13.6	$(82.1)	$11.6

Consolidating condensed unaudited balance sheet data for guarantors and non-guarantors as of June 30, 2004 and December 31, 2003 are summarized as follows (in millions):

	June 30, 2004
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$2.7	$16.3	$1.6	$87.2	$49.3	$—	$157.1
Receivables	—	0.1	6.5	20.7	12.3	(6.5)	33.1
Intercompany receivables (payables)	—	(24.6)	199.7	(95.4)	(79.7)	—	—
Inventories	—	32.8	—	28.7	18.3	(9.3)	70.5
Other current assets	—	11.0	1.3	19.9	2.3	—	34.5
Total current assets	2.7	35.6	209.1	61.1	2.5	(15.8)	295.2
Property net	—	1.8	0.5	39.1	5.1	—	46.5
OTHER NON-CURRENT ASSETS	232.3	94.9	432.8	131.8	68.9	(394.5)	566.2
TOTAL ASSETS	$235.0	$132.3	$642.4	$232.0	$76.5	$(410.3)	$907.9

CURRENT LIABILITIES:
Accounts payable	$—	$9.1	$—	$10.4	$4.1	$—	$23.6
Royalties overrides	—	1.1	—	40.8	32.0	—	73.9
Accrued compensation and expenses	8.5	15.3	8.6	54.1	18.1	—	104.6
Other current liabilities	—	3.9	25.1	47.6	6.9	(6.4)	77.1
Total current liabilities	8.5	29.4	33.7	152.9	61.1	(6.4)	279.2
NON-CURRENT LIABILITIES	267.7	(0.6)	337.8	(4.7)	0.4	—	600.6
STOCKHOLDER’S EQUITY	(41.2)	103.5	270.9	83.8	15.0	(403.9)	28.1
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$235.0	$132.3	$642.4	$232.0	$76.5	$(410.3)	$907.9

	December 31, 2003
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$9.4	$13.8	$0.1	$92.5	$40.6	$—	$156.4
Receivables	1.5	—	—	23.0	7.5	—	32.0
Intercompany receivables (payables)	—	(23.3)	196.7	(89.4)	(84.0)	—	—
Inventories	—	26.0	—	23.9	15.0	(5.5)	59.4
Other current assets	—	2.2	(2.5)	26.9	3.4	—	30.0
Total current assets	10.9	18.7	194.3	76.9	(17.5)	(5.5)	277.8
Property, net	—	2.1	0.3	37.7	5.3	—	45.4
OTHER NON-CURRENT ASSETS	238.7	65.8	448.9	129.8	68.5	(370.9)	580.8
TOTAL ASSETS	$249.6	$86.6	$643.5	$244.4	$56.3	$(376.4)	$904.0

CURRENT LIABILITIES:
Accounts payable	$0.1	$8.2	$—	$10.4	$3.8	$—	$22.5
Royalties overrides	—	0.7	—	45.7	30.1	—	76.5
Accrued compensation and expenses	—	10.2	8.7	44.7	15.2	—	78.8
Other current liabilities	(0.2)	0.4	41.1	55.6	1.5	—	98.4
Total current liabilities	(0.1)	19.5	49.8	156.4	50.6	—	276.2
NON-CURRENT LIABILITIES	38.0	0.3	351.9	(0.9)	0.7	—	390.0
STOCKHOLDER’S EQUITY	211.7	66.8	241.8	88.9	5.0	(376.4)	237.8
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$249.6	$86.6	$643.5	$244.4	$56.3	$(376.4)	$904.0

Consolidating condensed unaudited statement of cash flows data for guarantors and non-guarantors for the six months ended June 30, 2004 and June 30, 2003 is summarized as follows (in millions):

	Six Months Ended June 30, 2003
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	35.1	$38.3	$27.0	$55.3	$24.8	$(143.3)	$37.2
Net cash provided by (used in) investing activities	(35.4)	(38.3)	(25.3)	3.2	(0.3)	105.9	9.8
Net cash provided by (used in) financing activities	4.6	—	(1.9)	(24.4)	(15.0)	37.4	0.7
Effect of exchange rate changes on cash	—	—	—	1.0	1.6	—	2.6
Cash at beginning of period	—	—	0.3	38.4	25.5	—	64.2
Cash at end of period	4.3.	$—	$0.1	$73.5	$36.6	$—	$114.5

	Six Months Ended June 30, 2004
	WH Holdings (Cayman Islands) Ltd.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net cash provided by (used in) operating activities	$(17.2)	$32.7	$49.2	$29.3	$15.9	$(44.3)	$65.6
Net cash provided by (used in) investing activities	9.9	(27.1)	0.8	(17.4)	(3.9)	29.7	(8.0)
Net cash provided by (used in) financing activities	6.3	—	(48.6)	(16.4)	(1.9)	14.6	(46.0)
Effect of exchange rate changes on cash	—	(3.0)	—	(0.8)	(1.4)	—	(5.2)
Cash at beginning of period	3.7	13.7	0.2	92.5	40.6	—	150.7
Cash at end of period	$2.7	$16.3	$1.6	$87.2	$49.3	$—	$157.1

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization

WH Holdings (Cayman Islands) Ltd., a Cayman Islands exempted limited liability company (“Holdings”), incorporated on April 4, 2002, and its direct and indirect wholly owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company (“WH Intermediate”), WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.à.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.à.R.L, a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife” or “Predecessor”) on July 31, 2002 (the “Merger”).  Holdings and its subsidiaries are referred to collectively herein as the Company.

Critical Accounting Policies

Our financial statements contain all adjustments, consisting of normal recurring adjustments necessary to present fairly our financial statements.  Our unaudited interim consolidated financial statements are prepared in conformity with Article 10 of Securities and Exchange Commission’s Regulation S-X, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year.  Actual results could differ from those estimates.  We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Allowances for product returns are provided at the time the product is shipped.  This accrual is based upon historic trends and experience.  If the actual product returns differ from past experience, changes in the allowances are made.

We write down our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions.  If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required.  Likewise, favorable future demand and market conditions could positively impact future operating results if written-off inventory is sold.

We perform goodwill impairment tests on an annual basis and on an interim basis if an event or circumstance indicates that impairment may have occurred.  We assess the impairment of other amortizable intangible assets and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors we consider important that could trigger an impairment review include significant underperformance compared to historical or projected operating results, substantial changes in our business strategy and significant negative industry or economic trends.  If such indicators are present, we evaluate the fair value of the goodwill of the reporting unit compared to its carrying value.  For other intangible assets and long-lived assets we determine whether the sum of the estimated undiscounted cash flows attributable to the assets in question is less than their carrying value.  If less, we recognize an impairment loss based on the excess of the carrying amount of the assets over their respective fair values.  Fair value of goodwill, other intangible assets and long-lived assets is determined by discounted future cash flows, appraisals or other methods.  If the long-lived asset determined to be impaired is to be held and used, we recognize an impairment charge to the extent the present value of anticipated net cash flows attributable to the asset are less than the asset’s carrying value.  The fair value of the long-lived asset then becomes the asset’s new carrying value, which we depreciate over the remaining estimated useful life of the asset.  To the extent we determine there are indicators of impairment in future periods, additional write-downs may be required.

Contingencies are accounted for in accordance with SFAS 5, “Accounting for Contingencies.”  SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  Accounting for contingencies such as legal and income tax matters requires us to use judgment.  Many of these legal and tax contingencies can take years to be resolved.  Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and have been reduced by a valuation allowance to reflect them at amounts estimated to be ultimately recognized.  The net operating loss carryforwards expire in varying amounts over a future period of time.  Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.  Although realization is not assured, we believe it is more likely than not that the net carrying value of the income tax carryforwards will be realized.  The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

New Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which codifies, revises, and rescinds certain sections of SAB No. 101, “Revenue Recognition,” in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position, or consolidated cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards on the classification and measurement of certain instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires the classification of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares, as a liability. The adoption of SFAS 150 did not have a material effect on our consolidated financial returns.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component, and amends certain other existing pronouncements. The adoption of SFAS 149 did not have a material effect on our consolidated financial statements.

The FASB issued Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are VIEs for which we are the primary beneficiary. The adoption of FIN 46 and FIN 46-R had no impact on our financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002.  We do not have any material guarantees that require disclosure under FIN 45.

FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. FIN 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. The initial recognition and measurement provisions are effective for all guarantees within the scope of FIN 45 issued or modified after December 31, 2002. We have adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002

For the year ended December 31, 2003 and the six months ended June 30, 2004, we have not entered into any guarantees within the scope of FIN 45.

General

We are a worldwide marketer of weight management, inner nutrition and Outer Nutrition® products that support our customers’ wellness and healthy lifestyles. We market and sell these products through a global network marketing organization comprised of over one million independent distributors in 58 countries.

“Retail sales” represent the gross sales amounts reflected on our invoices to our distributors.  We do not receive the amount reported as “retail sales,” and we do not monitor the actual retail prices charged for our products.  “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts, referred to as “distributor allowances”, which total approximately 50% of suggested retail sales prices.  Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.  “Net Sales” represent product sales including handling and freight income.  We utilize importers in a limited number of markets and, under some circumstances, we extend credit terms to these importers. Our “gross profit” consists of net sales less “cost of sales,” consisting of the cost to manufacture products in our China factory, the prices we pay to our third party manufacturers for products and costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty overrides” consist of (i) royalty overrides and bonuses, which total approximately 15% and 7%, respectively, of the suggested retail sales prices of products earned by qualifying distributors on sales within their distributor organizations, (ii) the President’s Team Bonus payable to some of our most senior distributors in the aggregate amount of approximately an additional 1% of product retail sales, and (iii) other one-time incentive cash bonuses to qualifying distributors. These payments generally represent compensation to distributors for the development, retention and improved productivity of their distributor sales organizations.  Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

Sales, related royalty overrides, and allowances for product returns are recorded when the merchandise is shipped in accordance with our shipping terms when title passes. Advance sales deposits represent prepaid orders for which we have not shipped the merchandise.

Marketing, distribution and administrative expenses represent our operating expenses, components of which include labor and benefits, sales, training and marketing events, professional fees, travel and entertainment, advertising, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange fees and other miscellaneous operating expenses.

Most of our sales outside the United States are made in the respective local currencies.  In preparing our financial statements, we translate revenues into U.S. Dollars using average exchange rates.  Additionally, the majority of our purchases from our suppliers generally are made in U.S. Dollars, while sales to distributors generally are made in local currencies.  Consequently, a strengthening of the U.S. Dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions.  Throughout the last five years, foreign currency exchange rates have fluctuated significantly.  From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate our foreign currency exchange risk.

Results of Operations

The growing consumer focus on good health and increasing obesity rates throughout the world continue to provide an excellent opportunity for us to grow our business selling weight management products and inner and outer nutritional products

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to attract and retain new distributors, further penetrate existing markets, open new markets and introduce additional and new products into our markets.

Comparison of Second Quarter 2004 to 2003

Three Months Results

Net income for the three months ended June 30, 2004,  was $12.1 million, which was $5.1 million lower than the prior-year same period. The decrease in net income for the three months was primarily due to amortization of intangibles, higher labor costs and promotional expenses, and higher interest expenses, partially offset by increased net sales in all geographic regions except for Japan and the favorable impact of the appreciation of foreign currencies.  Overall the appreciation of foreign currencies had a $2.8 million favorable impact on net income.

Six Months Results

Net income for the six months ended June 30, 2004, was $11.6 million, which was $22.5 million lower than the prior-year same period. The decrease in net income for the six months was primarily due to increased operating expenses and higher interest expenses, offset by increased net sales in all geographic regions, except for Japan. Operating expenses increased due to additional amortization of intangibles, the unfavorable impact by the appreciation of foreign currencies, higher labor and promotional costs and provisions made for various tax matters.  Overall the appreciation of foreign currencies had a $5.7 million favorable impact on net income.

Excluding the impact of the additional amortization of intangibles relating to the Merger and the positive impact from appreciation of foreign currencies, net income for the current three and six-month period would have been $4.4 million and $21.3 million, respectively, lower than the prior year same periods, which was due to higher interest expense resulted from the refinancing transaction in March 2004.

Sales by Geographic Regions

	Three Months Ended June 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
The Americas	$168.3	$79.7	$88.6	$16.0	$104.6	$186.7	$87.9	$98.8	$17.3	$116.1	11.0%
Europe	192.1	91.7	100.4	16.6	117.0	224.3	107.1	117.2	20.2	137.4	17.4%
Asia/Pacific Rim	65.1	29.2	35.9	4.6	40.5	80.4	36.8	43.5	5.6	49.1	21.2%
Japan	45.0	21.6	23.4	3.4	26.8	36.8	17.9	19.0	2.6	21.6	(19.4)%
Total	$470.5	$222.2	$248.3	$40.6	$288.9	$528.2	$249.7	$278.5	$45.7	$324.2	12.2%

	Six Months Ended June 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
The Americas	$330.0	$156.6	$173.4	$31.6	$205.0	$367.7	$174.6	$193.1	$34.2	$227.3	10.9%
Europe	365.4	174.2	191.2	31.8	223.0	447.9	213.9	234.0	40.0	274.0	22.9%
Asia/Pacific Rim	126.8	57.0	69.8	9.1	78.9	155.9	71.7	84.2	11.0	95.2	20.7%
Japan	105.4	51.1	54.3	7.7	62.0	88.1	42.7	45.4	6.3	51.7	(16.6)%
Total	$927.6	$438.9	$488.7	$80.2	$568.9	$1,059.6	$502.9	$556.7	$91.5	$648.2	13.9%

Net sales in The Americas increased $11.5 million and $22.3 million or 11.0% and 10.9% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.  In local currency, net sales increased by 13.4% and 10.7% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  The increase was a result of sales growth in both Brazil and Mexico, partly offset by a decline in the US.

Net sales in Europe increased $20.4 million and $51.0 million or 17.4% and 22.9% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003. In local currency net sales increased 11.3% and 11.7% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003. Sales in countries such as Belgium, Netherlands, Portugal, Spain, Switzerland and Turkey recorded significant volume growth aided by an eight-month promotion which ended in June. Additionally, the appreciation of the Euro and other European currencies was a major reason for the overall increase in sales. In April of 2004, we strengthened our presence in Russia and Greece by expanding our distributor services by taking over the management of distribution, which was previously handled through third party importers.

Net sales in Asia/Pacific Rim increased $8.6 million and $16.3 million or 21.2% and 20.7% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.  In local currency, net sales increased 17.9% and 16.3% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  The sales increase was due to an increase in Taiwan partly offset by a decrease in South Korea. While sales in South Korea declined year over year, sequential monthly sales were essentially flat as we implemented several initiatives to help stem the sales decline by making improvements to distribution arrangements, introducing new Internet tools and several new products. These initiatives have helped stabilize sales beginning in the second half of 2003 with net sales of approximately $9 million for each quarter.

Net sales in Japan decreased $5.2 million and $10.3 million, or 19.4% and 16.6% for the three and six months ended June 30, 2004, respectively, compared to the same periods in 2003.  In local currency, net sales in Japan decreased 25.6% and 24.7% for the three and six months ended June 30, 2004, respectively, as compared to the same periods in 2003.  The decline in the Japanese market over the last several years is a reflection of strong competition and limited product launches. Beginning in February 2004, the net sales in Japan have stabilized to $23 million per quarter.

Sales by Product Category

	Three Months Ended June 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
Weight Management	$209.4	$102.5	$106.9	$18.1	$125.0	$235.2	$115.5	$119.7	$20.3	$140.0	12.0%
Inner Nutrition	210.3	102.9	107.4	18.1	125.5	231.8	113.8	118.0	20.0	138.0	10.0%
Outer Nutrition®	43.1	21.1	22.0	3.7	25.7	47.0	23.1	23.9	4.1	28.0	8.9%
Literature, Promotional and Other	7.7	(4.3)	12.0	0.7	12.7	14.2	(2.7)	16.9	1.3	18.2	43.3%
Total	$470.5	$222.2	$248.3	$40.6	$288.9	$528.2	$249.7	$278.5	$45.7	$324.2	12.2%

	Six Months Ended June 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
Weight Management	$410.1	$200.9	$209.2	$35.5	$244.7	$474.2	$233.1	$241.1	$41.0	$282.1	15.3%
Inner Nutrition	417.0	204.3	212.7	36.1	248.8	466.3	229.3	237.0	40.3	277.3	11.5%
Outer Nutrition®	87.0	42.6	44.4	7.5	51.9	96.9	47.6	49.3	8.4	57.7	11.2%
Literature, Promotional and Other	13.5	(8.9)	22.4	1.1	23.5	22.2	(7.1)	29.3	1.8	31.1	32.3%
Total	$927.6	$438.9	$488.7	$80.2	$568.9	$1,059.6	$502.9	$556.7	$91.5	$648.2	13.9%

For the three months ended June 30, 2004, net sales of weight management, inner nutrition and Outer Nutrition products increased 12.0%, 10.0%,  and 8.9%, respectively, compared to the same periods in 2003.  For the six months ended June 30, 2004, net sales of weight management, inner nutrition and Outer Nutrition increased 15.3%, 11.5%, and 11.2%, respectively, compared to the same periods in 2003.

Gross Profit. Gross profit was $257.9 million and $518.3 million for the three and six months ended June 30, 2004 compared to $230.5 million and $453.6 million in the same periods in 2003. As a percentage of net sales, gross profit for the three months ended June 30, 2004 decreased from 79.8% to 79.6% as compared to the same period in 2003 and for the six months ended June 30, 2004, it increased from 79.7% to

80.0% as compared to the same period in 2003.  For the three months ended June 30, 2004, the decrease in gross profit reflected a lower margin from the sale of certain promotional items launched in the second quarter of 2004.  For the six months ended June 30, 2004, the increase in gross profit reflected a reduction in inventory provision for slow moving and anticipated obsolescence and lower freight and duty.  We expect some improvements in  the gross margin for the remainder of 2004.

Royalty Overrides. Royalty overrides as a percentage of net sales were 35.3% and 35.5% for the three and six months ended June 30, 2004 as compared to 35.8% and 35.7% in the same periods in 2003. The ratio varies slightly from period to period primarily due to changes in the mix of products and countries because full royalty overrides are not paid on certain products or in certain countries.

Marketing, Distribution, and Administrative Expenses. Marketing, distribution, and administrative expenses as a percentage of net sales were 32.5% and 32.9% for the three and six months ended June 30, 2004, as compared to 30.0% for both periods of 2003.

For the three months ended June 30, 2004, these expenses increased $18.5 million to $105.2 million from $86.7 million in the same period in 2003. The increase included $6.4 million amortization expense of intangibles in 2004 compared to $0.9 million in 2003 due to the final allocation in the third quarter of 2003 of purchase price in connection with the merger.  In addition, marketing, distribution and administrative expenses were unfavorably impacted by the appreciation of foreign currencies of $3.0 million, higher labor costs of $3.9 million and higher promotional expenses of $2.5 million.

For the six months ended June 30, 2004, marketing, distribution and administrative expenses increased $41.9 million to $213.0 million from $171.1 million in the same period in 2003.  The increase included $12.7 million amortization expense of intangibles in 2004 compared to $1.8 million in 2003 due to the final allocation of purchase price in connection with the Merger during the third quarter of 2003. These expenses were also unfavorably impacted by the appreciation of foreign currencies of $7.0 million, higher labor costs of $8.5 million, higher promotional expenses of $5.4 million due to the timing and type of promotional activities and non-recurring expenses relating to the refinancing transaction of $2.6 million. We currently expect our 2004 marketing, distribution and administration expenses to increase approximately 5% over 2003, primarily due to the continued impact of the appreciation of foreign currencies and timing of certain sales and marketing events including certain expenses associated with our 25th Anniversary Extravaganza.

Net Interest Expense. Net interest expense was $14.3 million and $41.6 million for the three and six months ended June 30, 2004 as compared to $10.3 million and $20.2 million in the same period in 2003. The higher interest expense was primarily due to the additional interest expense resulting from the repurchase of the 15.5% Senior Notes and the interest expense associated with the 9.5% Notes.

Income Taxes. Income taxes were $11.8 million and $21.7 million for the three and six months ended June 30, 2004 as compared to $12.8 million and $25.2 million for the same periods in 2003. As a percentage of pre-tax income, the estimated effective income tax rate was 49.5% and 65.1% for the three months and six months ended June 30, 2004, as compared to 42.7% and 42.5% in the same periods in 2003. The increase in the effective tax rate was caused primarily by the lack of any tax benefit attributable to the interest expense related to the repurchase of the 15.5% Senior Notes and interest expense associated with the 9.5% Notes.  We are currently evaluating alternatives to allow us to obtain full or partial tax benefit for the interest associated with the 9.5% Notes.

Foreign Currency Fluctuations. Currency fluctuations had a favorable impact of $2.8 million and $5.7 million on net income for the three and six months ended June 30, 2004 when compared to what current year net income would have been using last year’s foreign exchange rates. For the three months ended June 30, 2004, the regional effects were a favorable $2.7 million in Europe, a favorable $0.8 million in the Pacific Rim and $0.1 million in The Americas, partially offset by an unfavorable $0.7 million in Japan.  For the six months ended June 30, 2004, the regional effects were a favorable $4.8 million in Europe,  a favorable $1.6 million in the Pacific Rim and a favorable $0.8 million in The Americas, partially offset by an unfavorable $1.6 million in Japan.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities.  Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds.

For the six months ended June 30, 2004, we generated $65.6 million from operating cash flows compared to $37.2 million in the same period in 2003.  The increase in cash generated from operations is primarily related to changes in working capital, reflecting an increase in accrued expenses and taxes payable.

Capital expenditures including capital leases for the six months ended June 30, 2004 were $11.8 million compared to $10.0 million in the same period in 2003.  The majority of these expenditures represented investments in management information systems, internet tools for distributors and office facilities and equipment in the United States. We expect to incur additional capital expenditure of up to $18 million for the remainder of 2004.

As of June 30, 2004, we had working capital of $16.1 million.  Cash and cash equivalents were $157.1 million at June 30, 2004, compared to $150.7 million at December 31, 2003.  We expect that cash and funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 11 ¾% Notes, the 9.5% Notes and the senior credit faculties. There can be no assurance, however, that our business will generate sufficient cash flows or that future borrowings will be available in an amount sufficient to enable us to service our debt, including the notes, or to fund our other liquidity needs.

In connection with the Merger, we consummated certain related financing transactions including Herbalife’s issuance of its 11¾% Notes in the amount of $165 million, and entering into Herbalife’s senior credit facility, consisting of a term loan in the amount of $180 million and a revolving credit facility in the amount of $25 million.

In March 2004, we and our lenders amended the Credit Agreement. Under the terms of the amendment, we made a prepayment of $40.0 million to reduce outstanding amounts under our senior credit facility. In connection with this prepayment, the lenders, under the senior credit, waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The amendment also  lowered the interest rate to LIBOR plus a 2.5% margin and increased the capital spending allowance, under the Credit Agreement and permitted Holdings for our parent company to complete a recapitalization. The schedule of the principal payments was also modified so that we were obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

In March 2004, Holdings and its wholly-owned subsidiary WH Capital Corporation completed the $275 million offering of  the 9.5% Notes.  The proceeds of the offering together with available cash were used to pay the cash redemption price due upon redemption of all outstanding Holdings 12% Series A Cumulative Convertible preferred shares, including all accrued and unpaid dividends, to redeem Holdings’ 15.5% Senior Notes and to pay related fees and expenses.  Interest on the 9.5% Notes will be paid in cash semi-annually in arrear on April 1 and October 1 of each year, starting on October 1, 2004.  The Notes are Holdings’ general unsecured obligations, ranking equally with any of the existing and future senior indebtedness and senior to all of Holdings’ future subordinated indebtedness.  Also, the 9.5% Notes are effectively subordinated to all existing and future indebtedness and other liabilities of Holdings’ subsidiaries.

Historically, we have not been subjected to material price increases by our suppliers.  We believe that in the event of price increases, we have the ability to respond to a portion of any price increases by raising the price of our products. The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to Herbalife distributors generally are made in local currencies.  Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see the quantitative and qualitative disclosures about market risks described below.

Contingencies

We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife is a defendant in a purported class action lawsuit pending in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife under various state and federal laws.  Without in any way admitting liability or wrongdoing, we have reached a binding settlement with the plaintiffs, subject to final court approval.  Under the terms of the settlement, we will (i) pay $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter, (ii) up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such Newest Way to Wealth materials from the other defendants in this matter, and (iii)  up to a maximum aggregate amount of $2 million, offer rebates on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased Newest Way to Wealth materials from the other defendants in this matter.

Herbalife and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife removed the lawsuit to federal court and the plaintiff sought to remand the lawsuit to state court. The plaintiff’s motion was denied. The complaint alleges that certain telemarketing practices of certain Herbalife distributors violate the Telephone Consumer Protection Act and seek to hold Herbalife liable for the practices of its distributors. We believe that we have meritorious defenses to the suit.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been subjected to various product liability claims.  The effects of these claims to date have not been material to us, and the reasonably possible range of exposure on currently existing claims is not material. We believe that we have meritorious defenses to the allegations contained in the lawsuits. We currently maintain product liability insurance with an annual deductible of $10.0 million.

Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries.  In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. We and our tax advisors believe that there are meritorious defenses to the allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges.

These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material adverse effect on our financial condition and operating results.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, we use derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures.

We have adopted SFAS133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated for forecasted transactions.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. In some instances, we sell (write) foreign currency call options to finance the purchase of put options, which gives the counterparty the right, but not the obligation, to buy foreign currency from us at a specified strike rate. These contracts serve to limit the benefit we would otherwise derive from strengthening of the foreign currency beyond the strike rate. Such written call options are only entered into contemporaneously with purchased put options. The fair value of option contracts is based on third-party bank quotes.

The following table provides information about the details of our option contracts at June 30, 2004.

Foreign Currency	Coverage	Average Strike Price	Fair Value	Maturity Date
	(in millions)		(in millions)
Purchased Puts (We may sell Yen/Buy USD)
Japanese Yen	$10.5	103.34-107.25	$0.4	July-Sep 2004
Japanese Yen	$10.5	102.98-106.80	$0.4	Oct-Dec 2004

Purchased Puts (We may sell Euro/Buy USD)
Euro	$11.8	1.1564-1.2304	$0.6	July-Sep 2004
Euro	$11.8	1.1550-1.2292	$0.7	Oct-Dec 2004

Foreign exchange forward contracts are occasionally used to hedge advances between subsidiaries and bank loans denominated in currencies other than their local currency.  The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results.  The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts at June 30, 2004.

Foreign Currency	Contract Date	Forward Position	Maturity Date	Contract Rate	Fair Value
		(in millions)			(in millions)

Buy CAD Sell EURO	6/2/04	$1.1	7/6/04	1.6650	$1.1
Buy DKK Sell EURO	6/2/04	$0.8	7/6/04	7.4354	$0.8
Buy AUD Sell EURO	6/2/04	$3.4	7/6/04	1.7587	$3.5
Buy SEK Sell EURO	6/2/04	$0.8	7/6/04	9.1301	$0.8
Buy NOK Sell EURO	6/2/04	$0.9	7/6/04	8.2050	$0.9
Buy TWD Sell EURO	6/2/04	$3.5	7/6/04	40.7500	$3.5
Buy GBP Sell USD	6/22/04	$3.3	7/26/04	1.8140	$3.3
Buy SEK Sell USD	6/22/04	$1.6	7/26/04	7.5850	$1.6
Buy JPY Sell USD	6/22/04	$18.4	7/26/04	109.0000	$18.5
Buy EURO Sell USD	6/22/04	$1.0	7/26/04	1.2080	$1.0
Buy EURO Sell RUB	6/23/04	$3.0	7/26/04	35.3000	$3.0

All foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency.  At June 30, 2004, the total amount of foreign subsidiary cash was $77.0 million, of which $12.0 million was invested in U.S. dollars.

Interest Rate Risk

We have maintained an investment portfolio of high-quality marketable securities.  According to our investment policy, we may invest in taxable and tax exempt instruments including asset-backed securities.  In addition, the policy establishes limits on credit quality, maturity, issuer and type of instrument. We do not use derivative instruments to hedge our investment portfolio.

The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of June 30, 2004.  Fair values for fixed rate borrowings have been determined based on recent market trade values.  The fair values for variable rate borrowings approximate their carrying value.  Variable interest rates disclosed represent the rates on the borrowings at June 30, 2004.  Interest rate risk related to the our capital leases is not significant.

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (in millions)	—	—	—	—	—	$158.3	$158.3	$184.8
Average Interest Rate							11.75%
Variable Rate (in millions)	$8.7	$17.4	$17.4	$17.4	$10.2	—	$71.1	$71.1
Average Interest Rate	3.66%	3.66%	3.66%	3.66%	3.66%
Fixed Rate (in millions)	—	—	—	—	—	$267.7	$267.7	$290.1
Average Interest Rate						9.5%	9.5%

Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate.  It provides protection in the event the LIBOR rates increases beyond the cap rate.  The table below describes the interest rate cap that was outstanding at June 30, 2004.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date
	(in millions)		(in millions)

Interest Rate Cap	$30.6	5%	—	October 2005

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Finance Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1933, as amended (the Securities Act”)) as of the end of the quarter covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act of 1934, as amended (the “Exchange Act”).

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the  Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new services of developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document.  Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following: our relationships with our distributors; regulatory matters governing our products and network marketing system; adverse publicity associated with our products or network marketing organization; uncertainties relating to the application of transfer pricing and similar tax regulations; taxation relating to distributors; product liability claims; our reliance on outside manufacturers and suppliers; risks associated with operating internationally, including foreign regulations, foreign exchange risks, trade restrictions, and political, economic and social instability; terrorist attacks and acts of war; concentration of retail sales in a small number of countries; risks associated with one product constituting a significant portion of retail sales;  dependence on increased penetration of existing markets; the competitive nature of our business; our substantial indebtedness; and our ability to generate sufficient cash.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

See discussion under Note 5 to the Notes to the Consolidated Financial Statements included in Item 1 of this report.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibit Index:

Exhibit Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(11)
3.1	Memorandum and Articles of Association of WH Holdings (Cayman Islands) Ltd.	(22)
4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)
4.2	Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9 1/2% Notes due 2011	(22)
10.1	Herbalife International Inc.’s 1992 Executive Incentive Compensation Plan, as amended	(1),(4)
10.2	Form of Individual Participation Agreement relating to Herbalife International Inc.’s Executive Compensation Plan	(1)
10.3	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(1)
10.4	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 2001	(2),(4),(5),(21)
10.5	Office lease agreement between the Company and State Teacher’s Retirement System, dated July 20, 1995	(3)
10.6	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.7	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.8	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(3)
10.9	Herbalife International of America, Inc.’s 401K Plan, as amended	(3)
10.10	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.11	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.12	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification Re Paragraph 3(a) of Separation and General Release Agreement #	(12)
10.13	Agreement for retention of legal services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert Sandler	(12)
10.14	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)
10.15	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)
10.16	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)
10.17	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)

10.18	Amendment to Agreements of Distributorship, effective as of July 31, 2002 made and entered into by Herbalife International, Inc. for the benefit of all of Herbalife International, Inc.’s existing and future independent distributors that meet the requirements to become (or remain) a distributor according to company policy	(12)
10.19	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)
10.20	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)
10.21	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)
10.22	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands)	(14)
10.23	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors	(14)
10.24	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)
10.25	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(15)
10.26	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)
10.27	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)
10.28	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated	(20)
10.29	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah	(16)
10.30	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)
10.31	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)
10.32	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders and Michael O. Johnson	(16)
10.33	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(17)
10.34	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(17)
10.35	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(20)
10.36	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(20)
10.37	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(20)
10.38	Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation UBS Securities, LLC	(22)
10.39	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(22)
10.40	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(22)
10.41	Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(22)
10.42	Amendment to WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, effective January 28, 2004	(22)
10.43	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(23)
10.44	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(23)
10.45	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(23)

10.46	Purchase Agreement, dated March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(22)
16.1	Letter regarding Change in Certifying Accountant	(19)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	(23)
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm	(23)
23.3	Consent of Gibson Dunn & Crutcher, LLP	(22)
23.4	Consent of Maples and Calder	(22)
23.5	Consent of Schreck Brignone	(22)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(18)

(1)                                  Incorporated by reference to Herbalife International Inc.’s registration statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)                                  Incorporated by reference to Herbalife International Inc’s  Definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders.

(3)                                  Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)                                  Incorporated by reference to Herbalife International Inc.’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

(5)                                  Incorporated by reference to Herbalife International Inc.’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)                                  Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)                                  Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)                                  Incorporated by reference to Herbalife International Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)                                  Incorporated by reference to Herbalife International Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)                            Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)                            Incorporated by reference to Herbalife International Inc.’s Current Report on Form 8-K, dated April 10, 2002.

(12)                            Incorporated by reference to Herbalife International Inc.’s Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)                            Incorporated by reference to WH Intermediate Holdings Ltd.’s Quarterly Report on Form 10Q for the three months ended September 30, 2002.

(14)                            Incorporated by reference to WH Intermediate Holdings Ltd.’s registration statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on November 13, 2002.

(15)                            Incorporated by reference to WH Intermediate Holdings Ltd.’s Annual Report on Form 10K for the year ended December 31, 2002.

(16)                            Incorporated by reference to WH Intermediate Holdings Ltd.’s Quarterly Report on Form 10Q for the three months ended March 31, 2003.

(17)                            Incorporated by reference to WH Intermediate Holdings Ltd.’s quarterly report on Form 10Q for the three months ended September 30, 2003.

(18)                            Filed herewith.

(19)                            Incorporated by reference to WH Intermediate Holdings Ltd.’s Current Report on Form 8-K, filed June 16, 2003.

(20)                            Incorporated by reference to WH Intermediate Holdings Ltd.’s Annual Report on Form 10K for the year ended December 31, 2003.

(21)                            Incorporated by reference to Herbalife International Inc.’s Definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders.

(22)                            Incorporated by reference to WH Holdings (Cayman Islands) Ltd.’s Registration Statement on Form S-4, filed May 11, 2004.

(23)                            Incorporated by reference to Amendment No. 1 to WH Holdings (Cayman Islands) Ltd.’s Registration Statement on Form S-4, filed June 9, 2004.

#                                         Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2004

WH HOLDINGS (CAYMAN ISLANDS) LTD.

(Registrant)

By:	/s/ RICHARD GOUDIS

Richard Goudis
Chief Financial Officer