Form 10-Q/A
period 2004-09-30
WH HOLDINGS CAYMAN ISLANDS LTD
filed 2004-12-07
CIK 1180262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  333-115363

HERBALIFE LTD**

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

** Formerly known as WH Holdings (Cayman Islands) Ltd.

Explanatory Note: This Amendment No. 1 on Form 10-Q/A of Herbalife Ltd (formerly known as  WH Holdings (Cayman Islands) Ltd.) amends the Quarterly Report on Form 10-Q of the registrant for the period ended September 30, 2004.  Specifically, this Form 10-Q/A includes a subsequent event footnote (see footnote 12) and expanded discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I Item 2 to conform with the discussion included in Amendment No. 4 to the Registration Statement on Form S-1 for Herbalife Ltd., filed with the SEC on December 2, 2004.  This revision did not have any impact on the Company’s results of operations for any period presented.  The remaining items contained within this Quarterly Report on Form 10-Q/A consist of all other items contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 originally filed on November 15, 2004.

WH HOLDINGS (CAYMAN ISLANDS) LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Nine Months ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Income

Unaudited Statements of Changes in Stockholders’ Equity

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Item 4.	Controls and Procedures

Forward Looking Statements

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures and Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HERBALIFE LTD.

(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,679,000	$164,669,000
Restricted cash	5,701,000	—
Receivables net of allowance for doubtful accounts of $2,527,000 (2003) and $4,680,000 (2004), and including related party receivables of $323,000 (2003)	31,977,000	33,408,000
Inventories	59,397,000	77,751,000
Prepaid expenses and other current assets	20,825,000	30,606,000
Deferred income taxes	9,164,000	2,661,000
Total current assets	277,743,000	309,095,000

Property, at cost, net of accumulated depreciation and amortization of $17,607,000 (2003) and $25,529,000 (2004)	45,411,000	49,788,000
Deferred compensation plan assets	21,340,000	19,564,000
Other assets	5,795,000	6,603,000
Deferred financing costs, net of accumulated amortization of $10,266,000 (2003) and $14,876,000 (2004)	33,278,000	29,103,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $26,539,000 (2003) and $40,589,000 (2004)	29,661,000	15,611,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $9,491,000 (2003) and $13,917,000 (2004)	13,219,000	8,861,000
Goodwill	167,517,000	167,517,000
TOTAL	$903,964,000	$916,142,000
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$22,526,000	$21,413,000
Royalty overrides	76,522,000	75,984,000
Accrued compensation	19,127,000	22,714,000
Accrued expenses	59,669,000	85,554,000
Current portion of long term debt	72,377,000	22,411,000
Advance sales deposits	6,574,000	13,401,000
Income taxes payable	19,427,000	32,016,000
Total current liabilities	$276,222,000	$273,493,000

NON-CURRENT LIABILITIES:
Long term debt, net of current portion, including related party debt of $23,700,000 (2003) and $5,808,000 (2004)	252,917,000	479,328,000
Deferred compensation	22,442,000	13,706,000
Deferred income taxes	111,910,000	105,798,000
Other non-current liabilities	2,685,000	2,611,000
Total liabilities	$666,176,000	$874,936,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred shares, $0.001 par value (aggregate liquidation preference $446,241,000 (2003)), 12% Series A Cumulative and Convertible, 106,000,000 (2003) shares authorized, 102,013,572 (2003) shares issued and outstanding	$102,000	—
Common shares, $0.001 par value, 350,000,000 shares authorized, 104,888,588 (2004) shares issued and outstanding	—	$105,000
Paid-in-capital in excess of par value	183,407,000	2,486,000
Accumulated other comprehensive income	3,427,000	3,169,000
Retained earnings	50,852,000	35,446,000
Total shareholders’ equity	$237,788,000	$41,206,000

TOTAL	$903,964,000	$916,142,000

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

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

HERBALIFE LTD.

(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

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

HERBALIFE LTD.

(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

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

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         ORGANIZATION AND RECAPITALIZATION

Organization

HERBALIFE LTD. (Formerly WH Holdings (Cayman Islands) Ltd.), a Cayman Islands exempted limited liability company (“Herbalife”), incorporated on April 4, 2002, and its direct and indirect wholly owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company (“WH Intermediate”), WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife International”) on July 31, 2002 (the “Acquisition”).  Herbalife and its subsidiaries are referred to collectively herein as the Company.

Recapitalization

On October 1, 2004, Herbalife filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) in connection with an initial public offering (the “IPO”).  Herbalife plans to change its name to Herbalife Ltd. prior to the effectiveness of the registration statement.  Herbalife is offering its common shares as part of a series of recapitalization transactions that it anticipates closing in connection with the consummation of the IPO as follows:

•                  a tender offer for any and all of Herbalife International’s outstanding 11¾% senior subordinated notes due 2010, which are referred to as the 11¾% Notes, and related consent solicitation to amend the indenture governing the 11¾% Notes;

•                  the redemption of 40% of its outstanding 9 1/2% notes due 2011, which are referred to as the 9 1/2% Notes;

•                  the replacement of Herbalife International’s existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

•                  the payment of a $109.3 million special cash dividend to the current shareholders of Herbalife subject to upward adjustment in the event the underwriters exercise their over-allotment option with respect to the IPO.  The new purchasers of Herbalife’s common shares in the IPO will not be entitled to participate in this special cash dividend; and

•                  the amendment of Herbalife’s amended and restated Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Herbalife’s common shares; (2) increase Herbalife’s authorized common shares to 500 million shares; and (3) increase Herbalife’s authorized preference shares to 7.5 million shares all of which took effect on December 1, 2004.

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

All common stock and earnings per share data gives effect to a 1:2 reverse stock split which took effect December 1, 2004.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.         TRANSACTIONS WITH RELATED PARTIES

The Company has entered into agreements with Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”) to pay monitoring fees for their management and other services and to pay certain other expenses.  Under the monitoring fee agreements, the Company is obligated to pay an annual aggregate amount of up to $5.0 million, but not less than $2.5 million, to Whitney and Golden Gate, for an initial period of ten years subject to the provisions in Herbalife International’s amended and restated credit agreement (the “Credit Agreement”).  For the three months ended September 30, 2003 and September 30, 2004, the Company expensed monitoring fees in the amount of $1.3 million and other expenses of $0.4 million for both periods.  For the nine months ended September 23, 2003, and September 30, 2004, the Company expensed monitoring fees in the amount of $3.8 million for both periods and other expenses of $3.4 million and $1.4 million, respectively.  As of September 30, 2004, Whitney affiliated companies held $4.8 million of the outstanding term loan balance under the Credit Agreement and senior executives of Whitney held $1.0 million of the 11¾% Notes.  Also, in March 2004, Herbalife redeemed $17.4 million of the 15 1/2% Senior Notes due 2011 held by certain Whitney affiliated companies and paid an additional $5.0 million repurchase premium and $0.5 million in accrued interest.

Whitney and Golden Gate (and/or their affiliates) were and are parties to a Share Purchase Agreement (the “Share Purchase Agreement”) pursuant to which they originally purchased the Herbalife’s Shares.  Under the terms of the Share Purchase Agreement, Whitney and Golden Gate can, subject to approval by Herbalife’s board of directors and 75% of its shareholders, require Herbalife to pay a dividend to all of its shareholders related to certain income that may be taxable to them resulting from their ownership of Herbalife’s shares.  The Company has recently completed its analysis with regard to this potential payment and based on this analysis, Herbalife may be required to make a $1.4 million payment to its shareholders related to certain income that may be taxable to them for the year ended December 31, 2003.  In addition, Herbalife may be required to make a payment to its shareholders related to certain income that may be taxable to them for the year ended December 31, 2004.  Herbalife has not yet determined the final amount, if any, that could be payable in connection with the 2004 taxes although the initial estimate is approximately $4.9 million.  Both amounts would become distributable to the shareholders if and when the board of directors and 75% of Herbalife shareholders approve the payment of these amounts.  As of the date of this filing, Herbalife’s board of directors has not made a determination to make these distributions.  If and when such a determination is made, these amounts will be recorded as dividends.

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

Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws.  The plaintiffs alleged that Newest Way to Wealth (“NWTW”) system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors.  The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both the income that could be generated through use of the NWTW system as well as in the way they described the Herbalife business opportunity.  In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, “endless chain schemes,” insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices.  The plaintiffs sought to hold Herbalife International vicariously liable for the actions of these independent distributors.  Without in any way admitting liability or wrongdoing, the Company has reached a binding settlement with the plaintiffs.  Under the terms of the settlement, the Company (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) will offer rebates up to a maximum aggregate amount of $2 million, on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter.  As of December 31, 2003, these amounts were adequately reserved for in the Company’s financial statements.

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

Certain of the Company’s subsidiaries have been subjected to tax audits by governmental authorities in their respective countries.  In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The aggregate amount of assessed taxes, penalties and interest to date is approximately $34.0 million.  The Company and its tax advisors believe that there are meritorious defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges.

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

	Three Months Ended September 30, 2003
	HERBALIFE LTD.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$—	$253.1	$69.4	$(32.1)	$290.4
Cost of sales	—	—	—	56.5	35.1	(32.6)	59.0
Royalty overrides	—	—	—	63.9	41.0		104.9
Marketing, distribution & administrative expenses	0.1	0.9	28.0	63.2	19.0	—	111.2
Equity in subsidiary (income) loss	(3.4)	(4.6)	(27.9)	(0.6)	—	36.5	—
Interest expense – net	1.6	—	10.0	(0.2)	—	—	11.4
Intercompany charges (income) expense	—	—	(2.5)	35.8	(33.3)	—	—
Income before income taxes	1.7	3.7	(7.6)	34.5	7.6	(36.0)	3.9
Income tax expense (benefit)	—	—	(11.8)	11.8	2.2	—	2.2
NET INCOME (LOSS)	$1.7	$3.7	$4.2	$22.7	$5.4	$(36.0)	$1.7

	Three Months Ended September 30, 2004
	HERBALIFE LTD.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$149.5	$—	$150.9	$93.9	$(74.5)	$319.8
Cost of sales	—	38.1	—	53.7	47.1	(69.9)	69.0
Royalty overrides	—	5.5	—	58.0	48.4	—	111.9
Marketing, distribution & administrative expenses	0.1	5.0	6.5	70.6	20.6	—	102.8
Equity in subsidiary (income) loss	(18.3)	(20.7)	(9.5)	(1.0)	—	49.5	—
Interest expense – net	6.4	0.3	7.1	0.3	(0.5)	—	13.6
Intercompany charges (income) expense	—	103.0	(27.1)	(43.0)	(32.9)	—	—
Income before income taxes	11.8	18.3	23.0	12.3	11.2	(54.1)	22.5
Income tax expense (benefit)	—	—	3.3	5.2	2.5	—	11.0
NET INCOME (LOSS)	$11.8	$18.3	$19.7	$7.1	$8.7	$(54.1)	$11.5

	Nine Months Ended September 30, 2003
	HERBALIFE LTD.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$—	$—	$749.4	$198.2	$(88.3)	$859.3
Cost of sales	—	—	—	166.1	97.5	(89.3)	174.3
Royalty overrides	—	—	—	189.6	118.4	—	308.0
Marketing, distribution & administrative expenses	0.3	1.4	32.6	190.1	57.8	—	282.2
Equity in subsidiary (income) loss	(41.2)	(42.9)	(77.4)	(1.7)	—	163.2	—
Interest expense – net	5.0	—	27.3	(0.7)	—	—	31.6
Intercompany charges (income) expense	—	—	(7.6)	103.9	(96.3)	—	—
Income before income taxes	35.9	41.5	25.1	102.1	20.8	(162.2)	63.2
Income tax expense (benefit)	—	—	(17.5)	38.9	6.0	—	27.4
NET INCOME (LOSS)	$35.9	$41.5	$42.6	$63.2	$14.8	$(162.2)	$35.8

	Nine Months Ended September 30, 2004
	HERBALIFE LTD.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales	$—	$443.5	$—	$448.0	$271.2	$(194.7)	$968.0
Cost of sales	—	96.5	—	149.9	138.9	(186.5)	198.8
Royalty overrides	—	13.2	—	181.3	147.9	—	342.4
Marketing, distribution & administrative expenses	0.1	10.2	21.5	221.0	63.0	—	315.8
Equity in subsidiary (income) loss	(55.2)	(49.8)	(20.0)	(2.6)	—	127.6	—
Interest expense – net	31.8	0.8	22.0	2.7	(2.1)	—	55.2
Intercompany charges (income) expense	—	317.3	(90.7)	(119.5)	(107.1)	—	—
Income before income taxes	23.3	55.3	67.2	15.2	30.6	(135.8)	55.8
Income tax expense (benefit)	—	0.1	18.4	5.7	8.5	—	32.7
NET INCOME (LOSS)	$23.3	$55.2	$48.8	$9.5	$22.1	$(135)	$23.1

Consolidating condensed unaudited balance sheet data for Guarantors and Non-Guarantors as of September 30, 2004 and December 31, 2003 are summarized as follows (in millions):

	September 30, 2004
	HERBALIFE LTD.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$2.7	$5.2	$0.1	$112.0	$44.7	$—	$164.7
Receivables	1.1	0.4	6.5	21.2	10.7	(6.5)	33.4
Intercompany receivables (payables)	—	(14.1)	226.3	(140.9)	(71.3)	—	—
Inventories	—	33.6	—	38.0	20.0	(13.8)	77.8
Other current assets	—	14.0	1.3	14.3	3.6	—	33.2
Total current assets	3.8	39.1	234.2	44.6	7.7	(20.3)	309.1
Property net	—	1.7	0.6	42.1	5.4	—	49.8
OTHER NON-CURRENT ASSETS	250.6	115.7	421.4	136.9	69.1	(436.5)	557.2
TOTAL ASSETS	$254.4	$156.5	$656.2	$223.6	$82.2	$(456.8)	$916.1

CURRENT LIABILITIES:
Accounts payable	$—	$9.7	$—	$9.0	$2.7	$—	$21.4
Royalties overrides	—	1.3	—	45.2	29.5	—	76.0
Accrued compensation and expenses	14.7	18.9	3.9	51.3	19.4	—	108.2
Other current liabilities	(0.2)	5.6	13.9	47.7	7.1	(6.3)	67.8
Total current liabilities	14.5	35.5	17.8	153.2	58.7	(6.3)	273.4
NON-CURRENT LIABILITIES	267.9	(0.5)	347.8	(14.4)	0.7	—	601.5
STOCKHOLDER’S EQUITY	(28.0)	121.5	290.6	84.8	22.8	(450.5)	41.2
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$254.4	$156.5	$656.2	$223.6	$82.2	$(456.8)	$916.1

	December 31, 2003
	HERBALIFE LTD.	Parent Guarantors	Herbalife International Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated
CURRENT ASSETS:
Cash and marketable securities	$9.4	$13.8	$0.1	$92.5	$40.6	$—	$156.4
Receivables	1.5	—	—	23.0	7.5	—	32.0
Intercompany receivables (payables)	—	(23.3)	196.7	(89.4)	(84.0)	—	—
Inventories	—	26.0	—	23.9	15.0	(5.5)	59.4
Other current assets	—	2.2	(2.5)	26.9	3.4	—	30.0
Total current assets	10.9	18.7	194.3	76.9	(17.5)	(5.5)	277.8
Property, net	—	2.1	0.3	37.7	5.3	—	45.4
OTHER NON-CURRENT ASSETS	238.7	65.8	448.9	129.8	68.5	(370.9)	580.8
TOTAL ASSETS	$249.6	$86.6	$643.5	$244.4	$56.3	$(376.4)	$904.0

CURRENT LIABILITIES:
Accounts payable	$0.1	$8.2	$—	$10.4	$3.8	$—	$22.5
Royalties overrides	—	0.7	—	45.7	30.1	—	76.5
Accrued compensation and expenses	—	10.2	8.7	44.7	15.2	—	78.8
Other current liabilities	(0.2)	0.4	41.1	55.6	1.5	—	98.4
Total current liabilities	(0.1)	19.5	49.8	156.4	50.6	—	276.2
NON-CURRENT LIABILITIES	38.0	0.3	351.9	(0.9)	0.7	—	390.0
STOCKHOLDER’S EQUITY	211.7	66.8	241.8	88.9	5.0	(376.4)	237.8
TOTAL LIABILITIES & STOCKHOLDER’S EQUITY	$249.6	$86.6	$643.5	$244.4	$56.3	$(376.4)	$904.0

Consolidating condensed unaudited statement of cash flows data for Guarantors and Non-Guarantors for the nine months ended September 30, 2003 and September 30, 2004 is summarized as follows (in millions):

	Nine Months Ended September 30, 2003
	HERBALIFE LTD.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$36.4	$61.4	$106.7	$45.5	$31.9	$(208.8)	$73.1
Net cash provided by (used in) investing activities	(37.3)	(43.3)	(52.6)	(0.2)	(2.1)	141.6	6.1
Net cash provided by (used in) financing activities	5.5	—	(54.4)	(14.7)	(15.9)	67.3	(12.2)
Effect of exchange rate changes on cash	—	—	—	2.0	1.9	—	3.9
Cash at beginning of period	—	0.1	0.4	38.3	25.5	(0.1)	64.2
Cash at end of period	$4.6	$18.2	$0.1	$70.9	$41.3	$—	$135.1

	Nine Months Ended September 30, 2004
	HERBALIFE LTD.	Parent Guarantors	Herbalife International, Inc.	Subsidiary Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net cash provided by (used in) operating activities	$0.4	$42.2	$48.0	$71.8	$10.2	$(91.6)	$81.0
Net cash provided by (used in) investing activities	(8.5)	(48.6)	5.0	(21.1)	(2.4)	62.6	(13.0)
Net cash provided by (used in) financing activities	7.0	—	(53.0)	(30.7)	(2.7)	29.0	(50.4)
Effect of exchange rate changes on cash	—	(2.2)	—	(0.4)	(1.0)	—	(3.6)
Cash at beginning of period	3.7	13.8	0.1	92.5	40.6	—	150.7
Cash at end of period	$2.6	$5.2	$0.1	$112.1	$44.7	$—	$164.7

12. SUBSEQUENT EVENTS

On December 1, 2004, the Company agreed in principle with Whitney and Golden Gate to terminate the monitoring fee agreements in consideration for 0.7 million warrants.  Each warrant gives the holder the ability to purchase one share of the Company’s common shares at a price of $15.50 per share, which represents the midpoint of our current pricing range.  This agreement is not contingent on the consummation of this offering and is expected to be finalized prior to this offering.  We estimate that the fair value of these warrants, utilizing a Black-Scholes Option Pricing Model, will approximate $5.0 million.

On December 1, 2004, the compensation committee of the board of directors approved a stock option grant, pursuant to the 2004 Stock Option Agreement, of 1.25 million shares at a strike price of $15.50, the mid-point of our cover price range.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Organization

HERBALIFE LTD (Formerly WH Holdings (Cayman Islands) Ltd.), a Cayman Islands exempted limited liability company (“Herbalife”), incorporated on April 4, 2002, and its direct and indirect wholly owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company (“WH Intermediate”), WH Luxembourg Holdings S.á.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg Intermediate Holdings S.á.R.L. (“Herbalife Lux”), formerly known as WH Luxembourg CM S.á.R.L., a Luxembourg unipersonal limited liability company and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries on July 31, 2002 (the “Acquisition”).  Herbalife and its subsidiaries are referred to collectively herein as “we”, “our”, “ours” or “us”.

Recapitalization

On October 1, 2004, Herbalife filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) in connection with an initial public offering (the “IPO”).  Herbalife plans to change its name to Herbalife Ltd. prior to the effectiveness of the registration statement.  Herbalife is offering its common shares as part of a series of recapitalization transactions that it anticipates closing in connection with the consummation of the IPO as follows:

•                  a tender offer for any and all of Herbalife International’s outstanding 11¾% senior subordinated notes due 2010, which are referred to as the 11¾% Notes, and related consent solicitation to amend the indenture governing the 11¾% Notes;

•                  the redemption of 40% of its outstanding 9 1/2% notes due 2011, which are referred to as the 9 1/2% Notes;

•                  the replacement of Herbalife International’s existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

•                  the payment of $109.3 million, a special cash dividend to the current shareholders of Herbalife subject to upward adjustment in the event the underwriters exercise their over-allotment option with respect to the IPO.  The new purchasers of Herbalife’s common shares in the IPO will not be entitled to participate in this special cash dividend; and

•                  the amendment of Herbalife’s amended and restated Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Herbalife’s common shares; (2) increase Herbalife’s authorized common shares to 500 million shares; and (3) increase Herbalife’s authorized preference shares to 7.5 million shares all of which took effect on December 1, 2004.

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

Volume Points by Geographic Region

	For the three months ended September 30,				For the nine months ended September 30,
	2003	2004	% change		2003	2004	% change
	(Volume Points in millions)
The Americas	171.1	192.6	12.6%		501.9	556.3	10.8%
Europe	127.9	133.5	4.4%		395.2	437.3	10.7%
Asia/Pacific Rim	54.8	73.3	33.8%		166.0	196.2	18.2%
Japan	23.6	16.5	(30.1	) %	76.4	55.0	(28.0	) %
Worldwide	377.4	415.9	10.2%		1,139.5	1,244.8	9.2%

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

The modification in 2004 to the distributor re-qualification criteria was a limited test.  This modification allowed distributors who otherwise would have failed to requalify as supervisors to continue to receive the benefit of product discounts, while forfeiting their down-line royalties.  We believe this test was successful because the test group generated approximately, 12 million additional Volume Points on an annualized basis, which would represent approximately $9.4 million in net sales, $5.2 million in operating margin and an immaterial impact to marketing, distribution and administrative expenses.  As a result of the test, the Company has modified the supervisor re-qualification criteria for all distributors in 2005.  While the Company cannot predict the effect of this modification with certainty, we believe that this modification will likely lead to a higher level of distributor retention and increased product sales.

We monitor supervsor productivity (product purchases) on-line in real time for management reporting purposes, monthly for supervisor compensation and recognition purposes, annually for supervisor re-qualification purposes and awarding the annual President’s Team bonus, and periodically for specific performance-based promotions.  Each member of the Chairman’s Club and President’s Team has on-line real time access via the internet, or by calling the Company, to the amount of product purchases by each individual in his/her specific organization and each member also received a monthly hard copy of such activity with his/her royalty check.  In addition, each member of the Chairman’s Club and President’s Team receives monthly performance reports highlighting distributors in his/her organization with growing, stable and declining product sales.

We provide distributors with products, support material, training, special events and a competitive compensation program.  If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife’s products, weight management program, healthy lifestyle and/or business opportunity; by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale our use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to use the product and/or pursue the Herbalife business opportunity.

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

Our “gross profit” consists of net sales less “cost of sales.”

“Cost of sales” represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2004		2003	2004
Net Sales	100.0%		100.0%		100.0%	100.0%
Cost of Sales	20.3%		21.6%		20.3%	20.5%
Gross Profit	79.7%		78.4%		79.7%	79.5%
Royalty overrides	36.1%		35.0%		35.8%	35.4%
Marketing, distribution & administrative expenses	38.3%		32.1%		32.9%	32.6%
Operating income	5.3%		11.3%		11.0%	11.5%
Interest income (expense), net	(3.9	) %	(4.3	) %	(3.6)%	(5.7)%
Income before income taxes and minority interest	1.4%		7.0%		7.4%	5.8%
Income taxes	0.8%		3.4%		3.2%	3.4%
Net income	0.6%		3.6%		4.2%	2.4%

Net Sales

The following chart reconciles Retail Sales to net sales:

	Three Months Ended September 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
The Americas	$172.5	$(81.8)	$90.7	$16.5	$107.2	$190.2	$(91.5)	$98.7	$17.4	$116.1	8.3%
Europe	186.6	(88.8)	97.8	16.4	114.2	207.9	(99.1)	108.8	18.7	127.5	11.6%
Asia/Pacific Rim	67.0	(30.7)	36.3	4.8	41.1	87.8	(40.4)	47.4	6.4	53.8	30.9%
Japan	47.2	(22.8)	24.4	3.5	27.9	38.6	(18.8)	19.8	2.6	22.4	(19.7)%

Total	$473.3	$(224.1)	$249.2	$41.2	$290.4	$524.5	$(249.8)	$274.7	$45.1	$319.8	10.1%

	Nine Months Ended September 30
	2003					2004
(in millions)	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
The Americas	$502.4	$(238.4)	$264.0	$48.1	$312.1	$557.9	$(266.0)	$291.9	$51.6	$343.5	10.1%
Europe	552.0	(263.0)	289.0	48.1	337.1	655.8	(313.0)	342.8	58.8	401.6	19.1%
Asia/Pacific Rim	193.8	(87.7)	106.1	13.9	120.0	243.7	(112.1)	131.6	17.4	149.0	24.2%
Japan	152.7	(73.9)	78.8	11.3	90.1	126.6	(61.6)	65.0	8.9	73.9	(18.0)%

Total	$1,400.9	$(663.0)	$737.9	$121.4	$859.3	$1,584.0	$(752.7)	$831.3	$136.7	$968.0	12.6%

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

The factors described above have driven growth in our business.  The following net sales by geographic region discussion further details some of the above factors and describes unique growth factors specific to certain major countries.  The Company believes that the correct foundation, coupled with ongoing training and promotional initiatives is required to increase recruiting and retention of distributors and retailing of the product.  The correct foundation includes strong country management that works closely with the distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive marketing plan.  Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

The Company’s strategy has included and will continue to include generating and maintaining growth within existing markets.  We generally expect to continue to spend the current level of marketing, distribution and administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives as discussed in the business strategy section.  In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management.  An example is the Nutrition Clubs in Mexico, as described in the net sales discussion below.  Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally where appropriate.

Net sales in The Americas increased $8.9 million and $31.4 million, or 8.3% and 10.1%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  In local currency, net sales increased by 10.4% and 10.6% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The fluctuation of foreign currency rates had a negative impact of $2.2 million and $1.6 million, respectively, on net sales for the three and nine months ended September 30, 2004.  The increase was a result of net sales growth in Brazil and Mexico of $6.8 million and $6.3 million, or 67.8% and 31.5%, respectively, for the three months ended September 30, 2004 and $20.5 million and $14.7 million, or 78.9% and 26.4%, respectively, for the nine months ended September 30, 2004.  These countries continue to benefit from strong country and distributor leadership that focus on recruiting and retention of the distributor force that retails our product, and a product line and business opportunity that is attractive to the demographics in those countries.  Continued net sales growth in Brazil is evidenced by an increase in the number of supervisors of 57.8% at September 30, 2004, compared to the same period in 2003, which reflected this renewed emphasis on distributor recruiting and customer retention programs such as the described above locally.  This emphasis reflects increased communication and motivation between country management and distributor leadership, as noted above.  There are no material incremental costs to the Company for these relationship building efforts as costs for these increased recruiting efforts are generally not material and usually borne by the distributors.

Continued net sales growth in Mexico is evidenced by an increase in the number of supervisors of 26.8% at September 30, 2004, compared to the same period in 2003, which also reflected a renewed emphasis on distributor and customer retention programs such as those described above locally, as well as the growth in Nutrition Clubs, which are new and innovative means by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products.  We estimate that between 35% and 45% of our net sales in Mexico now come from Nutrition Clubs.  The costs to set up a Nutrition Club are generally nominal, and are borne soley by the distributor.

Sales events planned for December of 2004 in both Mexico and Brazil are expected to help continue this positive recruiting and retention, and thus net sales, trend throughout 2004.  These events are expected to cost approximately $0.5 million per event and will be recorded as marketing, distribution, and administrative expenses in the fourth quarter.  In 2005, these regional extravaganzas will be replaced by the 25th anniversary Atlanta Extravaganza.  Management will evaluate the need for smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza to those distributors around the world who are unable to attend.

Growth in Brazil and Mexico was partly offset by a decline in net sales in the U.S. of $6.7 million and $9.8 million, or 9.8% and 4.8%, respectively, for the three and nine months ended September 30, 2004, as compared to the same periods in 2003.  This was evidenced by a 6.0% decrease in the number of supervisors at September 30, 2004 as compared to the same periods in 2003, with a similar volume point decrease when compared to the prior year same period.  This is a continuation of a downward trend in the U.S., although the decrease in 2004 is half the decrease experienced in the same period in 2003.  Contributing factors to this continued decline include distraction among senior distributor leadership related to the transition of our new senior management team, strong competition from other direct selling companies and marketing difficulties experienced in early 2004 during the transition to the new ShapeWorks™ product line launched in March 2004.  The transition to the new ShapeWorks™ product line in the U.S. cost approximately $4.2 million, which was primarily recorded in marketing, distribution and administrative expenses.  Of this, approximately $2.0 million was related to several previous versions of the package design, labels and related promotional marterials that are not expected to be incurred in future transitions of this product in  other regions.  When ShapeWorks™ is introduced in regional markets around the world we expect to incur a small fraction of this amount, as detailed in later discussions.  We continue to address these issues through renewed communication, cooperation and partnership between senior distributor leadership and our management in the U.S.  Through regional “mini-extravaganza” sales events, the opening of a regional sales center in Dallas and a renewed cooperation and partnership amongst distributor leadership in the U.S., key markets in the U.S. such as New York, Miami, Houston and Atlanta have improved significantly since 2003.  These multiple regional mini-extravaganzas cost approximately $1.7 million in 2004, which was recorded in marketing, distribution and administrative expenses.  We expect a similar level of spending in 2005 to help stimulate growth in the U.S. market.  Regional sales centers are small, walk up distribution centers that we are opening in key areas of the U.S. where we feel we are underdeveloped.  The walk up centers allow distributors to interact with us on a more personal basis and we believe they will assist distributors with their recruiting and retention efforts.  To set up the regional sales center in Dallas, we incurred $0.4 million in capital expenditures and we will spend approximately $0.6 million in annual operating expenses.  To the extent that Senior Management chooses to continue to expand this model throughout the U.S. based upon a thorough financial review, we would expect a similar level of expenditure for each regional sales center that the Company may open.  This evaluation has not yet been completed.  Management and senior distributor leadership will continue to focus on other key under-performing U.S. markets, including Los Angeles, and Chicago, utilizing sales events and promotions along with introducing recruiting, retention and retailing techniques used in Brazil and Mexico.

Net sales in Europe increased $13.3 million and $64.5 million, or 11.6% and 19.1%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. In local currency net sales increased 3.9% and 9.1% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003. The fluctuation of foreign currency rates had a positive impact on net sales of $8.9 million and $33.9 million for the three and nine months ended September 30, 2004, respectively.  Most European markets recorded net sales growth as a result of the Barcelona Extravaganza in July 2004 and an eight-month promotion ending in June 2004 that helped our distributors increase recruiting and retention.  We spent $3.9 million, recorded in marketing, distribution and administrative expenses, on this eight month incremental sales promotion, called the “Billion Dollar Challenge”.  Management will evaluate, based on sales trends during 2005, whether a similar promotion is necessary in 2005.  The Barcelona Extravaganza had a net cost of $1.8 million and was recorded in the marketing, distribution and administrative expenses.  In 2005, this and other regional extravaganzas will be replaced by the 25th anniversary Atlanta Extravaganza.  Management will evaluate the need for smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza to those around the world who are unable to attend.

In part due to the success of the Billion Dollar Challenge, net sales in Turkey were up $2.8 million and $10.0 million, or 69.0% and 106.6%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to increasing acceptance of the direct selling concept in Turkey as well as an energetic distributor leadership group.  Net sales in Spain were up $2.8 million and $9.5 million, or 54.4% and 69.3%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, due to a cohesive, renewed focus by distributor leadership and an increasing emphasis locally on health and nutrition.  In Italy, one of our largest European markets, net sales were up $1.5 million and $5.0 million, or 10.3% and 10.2%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, driven by strong country management and distributor leadership collaboration on recruiting and retention programs.  In the Netherlands, another of our larger European markets, net sales were up $0.8 million and $7.5 million, or 6.7% and 21.6%, respectively, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003, driven by the Corporate/Distributor co-sponsored TV program, “Fitness Challenges”, which was successful in attracting large viewer audiences and strong promotion for the Herbalife name.  The Company’s cost related to the Fitness Challenge was less than $0.1 million, and was recorded in marketing distribution, and administrative expenses.  We are currently reviewing whether to repeat this sponsorship in 2005.  In addition, we initiated a new worldwide promotion, the “Atlanta Challenge”, at the Barcelona Extravaganza in July, as a means to incent distributors to qualify for our 25th Anniversary Extravaganza in April 2005 in Atlanta.  The Atlanta Challenge is a special vacation promotion, separate from, but occurring in connection with, the 2005 25th Anniversary Extravaganza in Atlanta, and is expected to cost approximately $6.5 million.  This is not an annual event, but rather is a special event in recognition of the significant milestone that we are reaching in 2005.  This is an event that distributors will qualify for during 2004.  Accordingly, we are accruing the expenses through the qualification period ending on December 31, 2004, as distributors qualify, in marketing, distribution and administrative expenses.  We do not expect a similar promotion in 2005.  The 25th Anniversary Atlanta Extravaganza will replace the major regional extravaganzas in 2005, although as noted above, we may still hold smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza.  We expect the cost of the Atlanta Extravaganza to be approximately the same as the 2004 regional events that it is replacing.

In the first quarter of 2004, we took over the management of product distribution in Russia and Greece.  Prior to this we used a third party importer to manage and distribute our product to distributors in these countries.  We have now opened an administrative office and a company-operated distribution center in these countries to more closely align with our business model in most other countries around the world and improve our earnings slightly.  This will allow more direct interaction with our distributors, which we feel will improve communication and ultimately enhance recruiting and retention of distributors in those countries.  The cost of the change in business model in these countries was $1.0 million in capital expenditures, $4.4 million in transition costs that we do not expect to incur in the future and $5.9 million in net additional annual operating expenses.  The transition costs and operating expenses were recorded in marketing, distribution and administrative expenses.

We expect fourth quarter sales will continue the positive year over year growth, driven by the European introduction of Shapeworks™ at the Bologna Word Team School in November and the Atlanta Challenge promotion, somewhat offset by expected seasonal softness prior to the year-end holidays.  The introduction of ShapeWorks™ at the Bologna event is expected to cost approximately $0.4 million, which will be recorded in marketing, distribution, and administrative expenses in the fourgh quarter of 2004.  The Bologna event cost, net of the ShapeWorks™ launch costs noted previously, is expected to be approximately $0.4 million, which will be recorded in marketing, distribution, and administrative expenses in the fourth quarter of 2004.

Net sales in Asia/Pacific Rim increased $12.7 million and $29.0 million, or 30.9% and 24.2%, for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  In local currency, net sales increased 30.5% and 21.2% for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in 2003.  The fluctuation of foreign currency rates had an immaterial impact and a $3.6 million positive impact on net sales for the three and nine months ended September 30, 2004, respectively.  The increase was attributable mainly to an increase in Taiwan, partly offset by a decrease in South Korea.  Net sales in Taiwan increased $6.0 million and $19.1 million, or 50.6% and 58.9%, for the three and nine months ended September 30, 2004, respectively, over the same periods in 2003 due primarily to an increase in the number of supervisors of 36.2% at September 30, 2004, compared to the same period in 2003, increased local distributor trainings and initiatives to promote individual recognition of well performing distributors, new product launches, positive momentum from the Bangkok Extravaganza held in September and various other regional promotions.  The Bangkok Extravaganza had a net cost of $1.7 million and was recorded in marketing, distribution, and administrative expenses.  In 2005 this and other regional extravaganzas will be replaced by the 25th anniversary Atlanta Extravaganza.  Management will evaluate the need for smaller regional events to carry the excitement and momentum of the Atlanta Extravaganza to those around the world who are unable to attend.  Net sales in South Korea decreased $0.8 million and $9.1 million, or 8.4% and 26.0%, for the three months and nine months ended September 30, 2004, over the same periods in 2003.  The rate of net sales decline has decreased in the third quarter, reflecting the success of various distributor focused initiatives which began in late 2003.  Additionally, we recently introduced ShapeWorks™ in South Korea, at a cost of less than $0.1 million, which was recorded in marketing, distribution and administrative expenses and which we believe will help with recruiting and retailing initiatives of our distributors.  Overall, we expect that continued local distributor training and the positive momentum from the Bangkok Extravaganza, along with the launch of the “Atlanta Challenge” in the region, and the launch of new products will contribute to ongoing sales increases in the Asia/Pacific Rim region for the fourth quarter of 2004 and into 2005.

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

For the nine months ended September 30, 2004, marketing, distribution and administrative expenses increased $33.6 million to $315.8 million from $282.2 million in the same period in 2003.  The increase included $12.5 million in higher salaries and wage expenses, due primarily to normal merit increases, the impact of foreign currency fluctuations, a lower bonus expense in 2003 based on the then anticipated results, and increases related to the strengthening of the senior management team regionally and in the U.S., and we expect to maintain this level of salaries and wages through the fourth quarter; $7.4 million in additional professional fees associated with higher legal and accounting expenses, technology expenses, and higher manufacturing consulting expenses related to the start-up of our facility in China and, to a lesser extent, fees relating to our corporate restructuring; $7.3 million in additional promotional expenses related primarily to the ShapeWorks™ launch, the eight-month European promotion program noted above which ended in June 2004 and expenses related to our 25th anniversary promotion, all of which were detailed in the discussion of net sales by region; $9.0 million in higher non-income taxes due primarily to higher sales in certain jurisdictions and $2.6 million of expenses relating to the transactions that we consummated in connection with the offering of our 9 1/2 % Notes in March 2004.  The changes discussed above include the unfavorable impact of foreign currency fluctuations on operating expenses of $7.0 million.  The increases were partially offset by $9.7 million lower amortization expense of intangibles for the nine months ended September 30, 2004 compared to the same period in 2003 due to the final allocation in the third quarter of 2003 of the purchase price in connection with the Acquisition.  We currently expect our marketing, distribution and administrative expenses for the remainder of 2004 to remain essentially flat with the first nine months of 2004, which would represent approximately a 5% increase for full year 2004 from 2003 levels, due primarily to the timing of certain sales and marketing events, including certain expenses associated with our 25th Anniversary Extravaganza.  In anticipation of our potential initial public offering, we recorded a charge in the quarter ended September 30, 2004 for expenses associated with grants of 1.4 million stock options in August and September of 2004, taking into account the difference between the estimated initial public offering price and the option exercise prices over the relevant vesting periods.  This charge was not material to the results of operations for the three and nine months ended September 30, 2004 nor is it expected to be for any future period.

We have reached an agreement in principle with the Equity Sponsors to terminate the monitoring agreement in exchange for consideration.  We estimate the fair value of this consideration to be approximately $5.0 million.  If the agreement is consummated, we will take charge of approximately $5.0 million in the fourth quarter of 2004.

We target a product gross profit of approximately 80% of net sales which allows us to economically remit royalties to our distributor organization, pay our vendors for product and cover operating costs associated with product development and licensing, warehousing, distribution and transportation.  We generally do not target promotions or advertising at any particular product or brand.  Our significant promotion are generally aimed at generating increased levels of recruiting and retention of distributors.  An example is the European Billion Dollar Challenge in the first half of 2004.  Under this promotion, distributors qualified for various levels of awards, based on the incremental sales volume they achieved.  Generally, when a major new product is launched, there will be expenditures related to the roll-out and promotion of such products.  Based on the breadth and manner of a product launch.  These costs could be material or immaterial.  For example, as detailed previously in the net sales discussion, we introduced ShapeWorks™ in the United States in 2004 at an extravaganza at a cost of approximately $2.2 million, net of costs of labelling and packaging revisions prior to introduction.  The same product was launched in Europe at the Bologna event (a “mini-extravaganza”) at a cost of $0.5 million, and in Korea, not tied to any major event, at a cost of less than $0.1 million.  Product or brand advetising is generally handled by our distributors.  We spend minimal amounts on product or brand advertising.

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

The following summarizes our contractual obligations including interest at September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period
	Total	2004	2005	2006	2007	2008	2009 & thereafter
	(in millions)
Term Debt	$72.7	$5.1	$19.9	$19.1	$18.3	$10.3	$—
11 3/4% Notes	272.8	—	18.8	18.8	18.8	18.8	197.6
9 1/2% Notes	459.4	14.7	26.1	26.1	26.1	26.1	340.3
Capital Lease	6.7	0.9	3.6	1.9	0.3	—	—
Other debt	2.1	0.3	1.2	0.5	0.1	—	—
Operating leases	19.0	3.2	9.4	4.4	1.1	0.5	0.4
Total	$832.7	$24.2	$79.0	$70.8	$64.7	$55.7	$538.3

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

Whitney and Golden Gate (and/or their affiliates) were and are parties to a Share Purchase Agreement (the “Share Purchase Agreement”) pursuant to which they originally purchased our Preferred Shares.  Under the terms of the Share Purchase Agreement, Whitney and Golden Gate can, subject to approval by our board of directors and 75% of our shareholders, require us to pay a dividend to all of our shareholders related to certain income that may be taxable to them resulting from their ownership of our shares.  We have recently completed our analysis with regard to this potential payment and based on this analysis, we may be required to make a $1.4 million payment to our shareholders related to certain income that may be taxable to them for the year ended December 31, 2003.  In addition, we may be required to make a payment to our shareholders related to certain income that may be taxable to them for the year ended December 31, 2004.  We have not yet determined the final amount although our initial estimate is approximately $4.9 million, if any, that could be payable in connection with the 2004 taxes.  Both amounts would become distributable to the shareholders if and when the board of directors and 75% of our shareholders approve the payment of these amounts.  As of the date of this filing, our board of directors has not made a determination to make these distributions.  If and when such a determination is made, these amounts will be recorded as dividends.

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

•                  the replacement of Herbalife International’s existing $205.0 million senior credit facility, under which loans in an aggregate principal amount of $66.7 were outstanding on September 30, 2004, with a new $225.0 million senior credit facility; and

•                  the payment of a $109.3 million special cash dividend to our current shareholders subject to upward adjustment in the event that the underwriters exercise their over-allotment option; and

•                  the amendment of our Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of our common shares; (2) increase our authorized common shares to 500 million shares; and (3) increase our authorized preference shares to 7.5 million shares, all of which took effect on December 1, 2004.

We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 9 1/2% Notes and the senior credit facility.  There can be no assurance, however, that our business will generate sufficient cash flows or future borrowing will be available in an amount sufficient to service our debt, including our outstanding notes, or to fund our other liquidity needs.

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

Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws.  The plaintiffs alleged that The Newest Way to Wealth (“NWTW”) system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors.  The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both the income that could be generated through use of the NWTW system as well as in the way they described the Herbalife business opportunity.  In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, “endless chain schemes,” insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices.  The plaintiffs sought to hold Herbalife Internationsl vicariously liable for the actions of these independent distributors.  Without in any way admitting liability or wrongdoing, we have reached a binding settlement with the plaintiffs.  Under the terms of the settlement, we (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) will offer rebates up to a maximum aggregate amount of $2 million on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter.  As of December 31, 2003, these amounts were adequately reserved for in our financial statements.

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

	Expected Maturity Date
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (in millions)	—	—	—	—	—	$158.3	$158.3	$182.8
Average Interest Rate							11.75%
Variable Rate (in millions)	$4.3	$17.4	$17.4	$17.4	$10.2	—	$66.7	$66.7
Average Interest Rate	4.4%	4.4%	4.4%	4.4%	4.4%		4.4%
Fixed Rate (in millions)	—	—	—	—	—	$267.9	$267.9	297.7
Average Interest Rate							9.5%

Interest rate caps are used to hedge the interest rate exposure on the term loan which has a variable interest rate.  It provides protection in the event the LIBOR rate increases beyond the cap rate.  The table below describes the interest rate cap that was outstanding at September 30, 2004.

Interest Rate	Notional Amount	Cap Rate	Fair Value	Maturity Date
	(in millions)		(in millions)

Interest Rate Cap	$28.8	5%	—	October 2005

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

(a) None.

(b) None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index:

Exhibit Number	Description	Page No./(Footnote)

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp., and Herbalife International, Inc.	(11)
3.1	Amended and Restated Memorandum and Articles of Association of WH Holdings (Cayman Islands) Ltd.	(22)
4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(12)
4.2	Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as Trustee governing 9 1/2% Notes due 2011	(22)
10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(1)
10.2	1994 Performance Based Annual Incentive Compensation Plan, as amended and restated in 2001	(2),(4),(5),(20)
10.3	Office Lease Agreement between Herbalife International of America, Inc. and State Teacher’s Retirement System, dated July 11, 1995	(3)
10.4	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.5	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(3)
10.6	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company dated January 1, 1996	(3)
10.7	Herbalife International of America, Inc.’s 401K Profit Sharing Plan and Trust, as amended	(3)
10.8	Trust Agreement for Herbalife 2001 Executive Retention Plan, dated March 15, 2001, by and among Herbalife International and U.S. Bank National Association	(9)
10.9	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(9)
10.10	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International of America, Inc./Herbalife International Inc.	(12)

10.11	Agreement for retention of legal services, dated as of May 20, 2002, by and between Herbalife International of America, Inc., Herbalife International of America, Inc. and Robert Sandler	(12)
10.12	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)
10.13	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(12)
10.14	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(12)
10.15	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(12)
10.16	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 31, 2002 between Herbalife International, Inc. and each Herbalife distributor	(12)
10.17	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and Whitney & Co., LLC	(14)
10.18	Monitoring Fee Agreement dated as of July 31, 2002, between Herbalife International, Inc. and GGC Administration, LLC	(14)
10.19	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V., L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates – AI, LLC, GGC Investment Fund – AI, LP, CCG, AV, LLC - Series C, LLC, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(14)
10.20	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(14)
10.21	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors listed therein, the Lenders party thereto and UBS AG, Stamford Branch	(14)
10.22	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International of America, Inc. and Herbalife International, Inc.	(15)
10.23	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International of America, Inc. and Herbalife International, Inc.	(15)
10.24	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(15)
10.25	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(15)
10.26	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(19)
10.27	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Institutional Shareholders, Brian Kane and Carol Hannah and the Shareholders listed therein	(16)
10.28	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(16)
10.29	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(16)
10.30	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and Shareholders listed therein	(16)
10.31	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(17)
10.32	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and	(17)

	Herbalife International of America, Inc.
10.33	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(19)
10.34	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(19)
10.35	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(19)
10.36	Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(21)
10.37	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(21)
10.38	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(21)
10.39	Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(21)
10.40	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, effective January 28, 2004	(21)
10.41	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(22)
10.42	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(22)
10.43	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(22)
10.44	Purchase Agreement, dated March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(21)
10.45	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(23)
10.46	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partner V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(23)
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	(22)
23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm	(22)
23.3	Consent of Gibson Dunn & Crutcher, LLP	(21)
23.4	Consent of Maples and Calder	(21)
23.5	Consent of Schreck Brignone	(21)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(18)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(18)

(1)	Incorporated by reference to Herbalife International Inc.’s registration statement on Form S-1 (No. 33-66576) declared effective by the Securities and Exchange Commission on October 8, 1993.

(2)	Incorporated by reference to Herbalife International Inc.’s Definitive Proxy Statement relating to its 1994 Annual Meeting of Shareholders.

(3)	Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference to Herbalife International Inc.’s Definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders.

(5)	Incorporated by reference to Herbalife International Inc.’s Definitive Proxy Statement relating to the Special Shareholder Meeting held on December 11, 1997.

(6)	Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997.

(7)	Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to Herbalife International Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2000.

(9)	Incorporated by reference to Herbalife International Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.

(10)	Incorporated by reference to Herbalife International Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

(11)	Incorporated by reference to Herbalife International Inc.’s Current Report on Form 8-K, dated April 10, 2002.

(12)	Incorporated by reference to Herbalife International Inc.’s Quarterly Report on Form 10Q for the three months ended June 30, 2002.

(13)	Incorporated by reference to WH Intermediate Holdings Ltd.’s Quarterly Report on Form 10Q for the three months ended
September 30, 2002.

(14)	Incorporated by reference to WH Intermediate Holdings Ltd.’s registration statement on Form S-4 (No. 333-101188) declared effective by the Securities and Exchange Commission on November 13, 2002.

(15)	Incorporated by reference to WH Intermediate Holdings Ltd.’s Annual Report on Form 10K for the year ended December 31, 2002.

(16)	Incorporated by reference to WH Intermediate Holdings Ltd.’s Quarterly Report on Form 10Q for the three months ended March 31, 2003.

(17)	Incorporated by reference to WH Intermediate Holdings Ltd.’s quarterly report on Form 10Q for the three months ended September 30, 2003.

(18)	Filed herewith.

(19)	Incorporated by reference to WH Intermediate Holdings Ltd.’s Annual Report on Form 10K for the year ended December 31, 2003.

(20)	Incorporated by reference to Herbalife International Inc.’s Definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders.

(21)	Incorporated by reference to WH Holdings (Cayman Islands) Ltd.’s Registration Statement on Form S-4, filed May 11, 2004.

(22)	Incorporated by reference to Amendment No. 2 to WH Holdings (Cayman Islands) Ltd.’s Registration Statement on Form S-1, filed November 9, 2004.

(23)	Incorporated by reference to Amendment No. 2 to WH Holdings (Cayman Islands) Ltd.’s Registration Statement on Form S-1, filed November 9, 2004.

#	Certain portions of this exhibit have been omitted and filed separately under an application for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 7, 2004
HERBALIFE LTD. (FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

(Registrant)

	By:	/s/ Richard Goudis

Richard Goudis
Chief Financial Officer