Form 10-K
period 2004-12-31
HERBALIFE LTD.
filed 2005-03-14
CIK 1180262

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to                                 .

Commission file number: 1-32381

HERBALIFE LTD.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands (State or Other Jurisdiction of Incorporation or Organization)	98-0377871 (I.R.S. Employer Identification No.)
P.O. Box 309GT Ugland House, South Church Street Grand Cayman, Cayman Islands (Address of Principal Executive Offices) (Zip Code)

(310) 410-9600*
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.002 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:             None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No    ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☐ No    ☒

        There were 68,632,867 common shares outstanding as of March 7, 2005. The aggregate market value of the Registrant's common shares held by non-affiliates was approximately $359.8 million as of March 7, 2005 based upon the last reported sales price on the New York Stock Exchange on that date. The Registrant's common shares were not traded on June 30, 2004, the last day of the Registrant's second fiscal quarter in 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

*
C/O Principal Financial and Accounting Officer of Herbalife International, Inc.

Forward Looking Statements

        This document contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words.

        Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this prospectus. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in forward-looking statements include, among others, the following:

  •
  our relationships with, and our ability to influence the actions of, our distributors;

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

  •
  the sufficiency of trademarks and other intellectual property rights;

  •
  product concentration;

  •
  our reliance on our management team;

  •
  product liability claims;

  •
  uncertainties relating to the application of transfer pricing and similar tax regulations; and

  •
  taxation relating to our distributors.

        Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this document under the heading "Risk Factors." We do not intend, and undertake no obligation, to update any forward-looking statement.

The Company

        Unless otherwise noted, the terms "we," "our," "us," "Company" and "Successor" refer to Herbalife Ltd. ("Herbalife") and its subsidiaries, including WH Capital Corporation ("WH Capital Corp.") and Herbalife International, Inc. ("Herbalife International") and its subsidiaries for periods subsequent to Herbalife International's acquisition on July 31, 2002 by an investment group led by Whitney & Co., LLC and Golden Gate Private Equity, Inc. (the "Acquisition"), and the terms "we," "our," "us," "Company" and "Predecessor" refer to Herbalife International before the Acquisition for periods through July 31, 2002. Herbalife is a holding company, with substantially all of its assets consisting of the capital stock of its indirect, wholly-owned subsidiary, Herbalife International.

PART I

Item 1. BUSINESS

GENERAL

        We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of "changing people's lives" by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.3 billion for the fiscal year ended December 31, 2004. We sell our products in 59 countries through a network of over one million independent distributors. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 25-year operating history.

        We offer products in three primary categories: weight management, inner nutrition, and Outer Nutrition®. Our weight management product portfolio includes meal replacements, weight-loss accelerators and a variety of healthy snacks. In March 2004, we launched the ShapeWorks™ weight management program, an enhancement to our best-selling Formula 1 weight management product, which personalizes protein intake and includes a customized meal plan. Our collection of inner nutrition products consists of dietary and nutritional supplements, each containing quality herbs, vitamins, minerals and natural ingredients in support of total well-being and long-term good health. In 2003, we introduced Niteworks™, which supports energy, vascular and circulatory health. Our Outer Nutrition® products include skin cleansers, moisturizers, lotions, shampoos and conditioners, each based on botanical formulas to revitalize, soothe, and smooth body, skin and hair. Weight management, inner nutrition, and Outer Nutrition® accounted for 42.8%, 42.9% and 9.4% of our net sales in fiscal year 2004, respectively.

        We have significantly increased our emphasis on scientific research in the fields of weight management and nutrition over the past two years. We believe that our focus on nutrition science will continue to result in meaningful product enhancements that differentiate our products in the marketplace. Our research and development organization combines the experience of product development scientists within our Company with an external team including world-renowned scientists. Additionally, we contributed to the establishment of the Mark Hughes Cellular and Molecular Nutrition Lab at UCLA (the "UCLA Lab"), which is an independent lab devoted to the advancement of nutrition science. We introduced Niteworks™, a cardiovascular product developed in conjunction with Louis Ignarro, Ph.D., a Nobel Laureate in Medicine in 2003 and, in March 2004, we introduced ShapeWorks™, a comprehensive weight management program based on the clinical experience and the 15 years of meal replacement research of David Heber, M.D., Ph.D., Professor of Medicine and Public Health at the UCLA School of Medicine, Director of the UCLA Center for Human Nutrition and Director of the UCLA Center for Dietary Supplement Research in Botanicals.

        We recently established a 13-member Scientific Advisory Board, comprised of world-renowned scientists, and a Medical Advisory Board consisting of leading scientists and medical doctors. We consult with members of our Scientific Advisory Board on the advancements in the field of nutrition science, while our Medical Advisory Board provides training on product usage and gives health-news updates through Herbalife literature, the internet and live training events around the world. The boards, both chaired by Dr. David Heber, support our internal product development team by providing expertise on obesity and human nutrition, conducting product research, and advising on product concepts.

        We are focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative products to health conscious consumers. We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local, national and international Company-sponsored sales events and Extravaganzas.

        We were founded in 1980 by Mark Hughes. In 2002, we were acquired by an investment group led by Whitney & Co. LLC ("Whitney") and Golden Gate Private Equity, Inc. ("Golden Gate") (together, the "Equity Sponsors"). To consummate this acquisition, Whitney and Golden Gate and their affiliates formed a new holding company called WH Holdings (Cayman Islands) Ltd., a Cayman Islands exempted limited liability company (which has since been renamed Herbalife Ltd.), and several new direct and indirect wholly owned subsidiaries of that holding company, including an acquisition vehicle called WH Acquisition Corp., a Nevada corporation, in order to acquire us. On July 31, 2002, WH Acquisition Corp. acquired us pursuant to an Agreement and Plan of Merger we entered into on April 10, 2002. Pursuant to this merger, each of our shareholders received $19.50 in cash per common share, and the holders of each outstanding option to purchase our shares received an amount in cash equal to the excess of $19.50 over the strike price of the option. The $19.50 share price was reached based on an independent valuation study. As a result of the acquisition, we became a privately held company and were delisted from the NASDAQ National Market at that time.

        In December 2004, we and certain shareholders sold a total of 16.7 million of our common shares in our initial public offering (the "2004 Offering") and our common shares have since been listed on the New York Stock Exchange (the "NYSE") under the symbol "HLF".

Our Competitive Strengths

        We believe that we compete on the basis of our ability to motivate our distributor network with a range of quality, innovative products that appeal to consumer preferences for healthy living. We have been able to achieve sustained and profitable growth by capitalizing on the following competitive strengths:

        Distributor Base.    We have over one million distributors, including over 201,000 supervisors who requalified as of February 2005. We structured our compensation system to encourage distributors to remain active in the business and to build down-line sales organizations of their own, which can serve to increase their income and to increase our product sales.

        Product Portfolio.    We are committed to building distributor, customer and brand loyalty by providing a diverse portfolio of health-oriented and wellness products. As of December 31, 2004, we have 130 products encompassing over 3,100 SKUs across our three primary product categories excluding literature SKUs. While we improve upon our product formulations based upon developments in nutrition science, several of our products have been in existence for many years. We believe that the longevity and variety in our product portfolio significantly enhances our distributors' abilities to build their businesses.

        Nutrition Science-Based Product Development.    We have significantly increased our emphasis on science- based product development in the fields of weight management and nutrition during the past two years. We have an internal team of scientists dedicated to continually evaluating opportunities to enhance our existing products and to develop new science-based products. These new product development efforts are reviewed by prominent doctors and scientists who constitute our Scientific Advisory Board and Medical Advisory Board. In addition, in the past year we provided a donations to assist in the establishment of the UCLA Lab. We believe that the UCLA Lab provides opportunities for Herbalife to access cutting-edge science in herbal research and nutrition.

        Scalable Business Model.    Our business model enables us to grow our business with minimal investment in our infrastructure and other fixed costs. We require no company-employed sales force to market and sell our products, we incur no direct incremental cost to add a new distributor in our existing markets, and our distributor compensation varies directly with sales. In addition, our distributors bear the majority of our consumer marketing expenses, and supervisors sponsor and coordinate a large share of distributor recruiting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of our multiple third party manufacturing relationships and our global footprint of in-house distribution centers.

        Geographic Diversification.    We have a proven ability to establish our network marketing organization in new markets. Since our founding 25 years ago, we have expanded into 59 countries, including 23 countries in the last seven years. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political or social instability or for other reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market.

        Experienced Management Team.    The management team is led by Michael O. Johnson who became our Chief Executive Officer after spending 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International. Since joining our Company, Mr. Johnson has assembled a team of experienced executives, including Gregory Probert, Chief Operating Officer, Richard Goudis, Chief Financial Officer and Brett R. Chapman, General Counsel. In addition, Henry Burdick, former Chairman and CEO of Pharmanex, now part of Nu Skin Enterprises, is Vice Chairman and in charge of new product development. See "Item 10. Directors and Executive Officers of the Registrant" for further biographical details.

BUSINESS STRATEGY

        We have developed key, strategic initiatives that support our distributors' recruiting, retailing, and retention initiatives. The key strategies are the Distributor Strategy, Direct-to-Consumer Strategy, Product Strategy, China Strategy, and Infrastructure Strategy. We believe that implementing these strategies is important to maintaining the long-term growth prospects of the company.

        Distributor Strategy.    We continue to increase our investment in events and promotions as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We will attempt to globalize best-practice business methods, such as Nutrition Clubs and the Total Plan, to enable our distributors to improve their penetration in existing markets. Additionally, we are creating new distributor business systems and tools that will assist our distributors in building their businesses more efficiently while better servicing their existing customers. And finally, to increase brand awareness among potential customers and distributors, we will allow our distributors to utilize the Herbalife brand logo in their marketing efforts.

        Direct-to-Consumer Strategy.    We believe this strategy complements our distributors' existing business opportunities and it should build a longer-term, more sustainable customer base. We believe that providing direct sales of our science-based products to end customers, while maintaining the financial and business relationship between the customer and distributor, should allow distributors to increase retailing, improve recruiting and leverage the Company's ordering taking, distribution, shipping, and collections resources. In consultation with distributor leadership, the Company will develop and implement an e-commerce direct-to-consumer platform in 2006.

        Product Strategy.    On an ongoing basis we will augment and aggregate our product portfolio with science-based products. We are establishing a core set of products that will be available in all markets. We are also empowering regional and country managers to develop unique products that are specific to their markets which should ensure that local consumer needs can be met. Additionally, each year the company plans to have "mega launches" of products and/or programs which should generate continual excitement among our distributors, and which could add to the "core set" of products. These "mega launches" will generally target specific market segments deemed strategic to the Company.

        China Strategy.    While the company plans to expand into new markets each year, expanding in China represents a significant market opportunity. As a result of China's admission to the World Trade Organization, China has agreed to establish direct-selling regulations in 2005. As such, we believe that China could become one of the largest direct-selling markets in the world over the next several years. We plan to aggressively expand our China business once the final regulations have been issued. We have assembled a management team with direct selling experience, secured a headquarters location, and we are in the process of securing retail locations and registering additional products. We will utilize our manufacturing facility in Suzhou that we believe has sufficient capacity to support the anticipated growth in the Chinese market.

        Infrastructure Strategy.    In 2003, we embarked upon a strategic initiative to significantly upgrade our technology infrastructure globally. We are implementing an Oracle enterprise-wide technology solution, a scalable and stable open architecture platform, to enhance the efficiency and productivity of the Company and our distributors. In addition, we are upgrading our internet-based marketing and distributor services platform, MyHerbalife.com. We expect these initiatives to be substantially complete in 2006.

Product Overview

        For 25 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health, and experience life-changing results. We have built our heritage on developing formulas that blend the best of nature with innovative techniques from nutrition science, appealing to the growing base of consumers seeking to live a healthier lifestyle.

        As of December 31, 2004 we marketed and sold 130 products encompassing over 3,100 SKUs through our distributors and had approximately 1,600 trademarks globally. We group our products into three categories: weight management, inner nutrition, and Outer Nutrition®. Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors' cross-selling opportunities. These programs target specific consumer market segments, such as women, men, mature adults, sports enthusiasts, as well as weight-loss and weight-management customers and individuals looking to enhance their overall well-being.

        The following table summarizes our products by product category. The net sales figures are for the year ended December 31, 2004.

Product Category	Description	Representative Products
Weight Management (42.8% of 2004 net sales)	Meal replacements, weight-loss accelerators and a variety of healthy snacks	Formula 1 Personalized Protein Powder Total Control® High Protein Bars and Snacks
Inner Nutrition (42.9% of 2004 net sales)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Niteworks™ Garden 7™ Aloe Concentrate Joint Support
Outer Nutrition® (9.4% of 2004 net sales)	Skin cleansers, moisturizers, lotions, shampoos and conditioners	Skin Activator® Cream Radiant C™ Body Lotion Herbal Aloe Everyday Shampoo Mystic Mask

  Weight management

        Our weight-management products include the following:

  •
  Formula 1 Protein Drink Mix, a meal-replacement protein powder available in five different flavors;

  •
  Formula 2 Multivitamin-Mineral & Herbal Tablets, which provide essential vitamins and nutrients and are part of our weight-management programs;

  •
  Personalized Protein Powder, a soy and whey protein source developed to be added to our meal replacements to boost protein intake and decrease hunger;

  •
  weight-loss accelerators, including Total Control®, which address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss; and

  •
  healthy snacks, formulated to provide between-meal nutrition and satisfaction.

        Our best-selling Formula 1 meal replacement product has been part of our basic weight management program for 25 years and generated approximately 22% of our net sales in 2004. In March 2004, we introduced ShapeWorks™, a personalized protein-based meal replacement program based on the clinical experience and 15 years of meal replacement research of Dr. David Heber, Director of the UCLA Center for Human Nutrition. The ShapeWorks™ program incorporates several of our leading weight management products, including the products listed above. Our distributors help identify body type, analyze lean body mass, and customize a ShapeWorks™ program that can help increase metabolism and control hunger.

  Inner nutrition

        We market numerous dietary and nutritional supplements designed to meet our customers' specific nutritional needs. Each of these supplements contains quality herbs, vitamins, minerals and other natural ingredients and focuses on specific lifestages and lifestyles of our customers, including women, men, children, mature adults, and athletes. For example, in 2003, we introduced Niteworks™, a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro. Niteworks™ supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Another new product, Garden 7™, is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables, has anti-oxidant and health-boosting properties, and comes in convenient daily packs which can make nutrition simple.

  Outer Nutrition®

        Our Outer Nutrition® products complement our weight-management and inner nutrition products and improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women under the brand names Radiant C™ and Skin Activator®, among others. For example, our Radiant C™ Daily Skin Booster is designed to harness the antioxidant power of vitamin C in a light gel-cream to help seal in moisture and minimize the appearance of fine lines and wrinkles. In addition, we offer Skin Activator®, an advanced cream based on glucosamine, almond oil, green tea and sugar that is also designed to reduce the appearance of fine lines and wrinkles, help skin regain a smoother, firmer appearance, and protect from dryness.

  Literature, promotional and other products

        We also sell literature and promotional materials, including sales aids, informational audiotapes, videotapes, CDs and DVDs designed to support our distributors' marketing efforts, as well as start-up kits called "International Business Packs" for new distributors. For the year ended December 31, 2004, $63.5 million or 4.8% of our net sales were derived from literature and promotional materials.

Product Development

        We are committed to providing our distributors with unique, innovative science-based products to help them increase retail sales, and recruit and retain additional distributors. We aim to accomplish this by introducing new products and by reformulating and repackaging existing product lines. Our internal team of scientists collaborate with the Company's Scientific Advisory Board and Medical Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to effect a successful development and launch of the product.

        We believe that it is important to maintain our relationships with the members of our Scientific Advisory Board and Medical Advisory Board and to recognize the time and effort that they expend on our behalf. As a result, we have agreed to compensate the members of these advisory boards as follows. A consulting firm with which Dr. Ignarro is affiliated is entitled to receive a royalty on sales of (i) Niteworks™, (ii) certain "healthy heart" products, and (iii) other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro's consulting, promotional or endorsement services. From June 1, 2003 through December 31, 2004, we paid approximately $1.3 million to the consulting firm. In addition, we have made donations from time to time to UCLA to fund research and educational programs. We contributed $50,000 in 2003 and contributed $100,000 in 2004 as part of this arrangement. Dr. Heber receives no direct compensation from us although we do reimburse him for travel expenses. Members of our Scientific Advisory Board are compensated for their time and efforts in the following manner: (i) one member is a consultant to us whose compensation for service on the board is reflected in their consulting fees, and (ii) ten members are paid an annual retainer of $5,000 plus travel expenses. In addition, each member of our Medical Advisory Board other than Dr. Heber (whose compensation is described above) receives a monthly retainer of $5,000, plus $3,000 for every day that he appears at a non-southern California distributor event and $2,000 for every day that he needs to travel to such events.

        From 2002 through 2004, we have contributed to the establishment of the Mark Hughes Lab For Cellular Nutrition, at UCLA (the "UCLA Lab") through a grant aggregating $500,000. Additionally, in 2004 we donated lab equipment and software to the UCLA Lab. UCLA agreed that the donations would be used to further research and education in the fields of weight management and botanical dietary supplements. While our direct relationship with UCLA is currently limited to conducting two ongoing clinical studies, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals.

        We believe our focus on nutrition science and our efforts at combining our internal research and development efforts with the scientific expertise of our Scientific Advisory Board, the educational skills of the Medical Advisory Board, and the resources of the UCLA Lab should result in meaningful product introductions and give our distributors and consumers increased confidence in our products.

Network Marketing Program

  General

        Our products are distributed through a global network marketing organization comprised of over one million independent distributors in 59 countries, except in China where our sales are currently regulated to be conducted on a wholesale basis to local retailers. In addition to helping them achieve physical health and wellness through use of our products, we offer our distributors, who are independent contractors, what we believe is one of the most attractive income opportunities in the direct selling industry. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact between retail consumers and distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage to our distributors as compared with distributors in some other network marketing organizations.

        In connection with the Acquisition, we entered into an agreement with our distributors on July 18, 2002 that no material changes adverse to the distributors will be made to the existing marketing plan and that we will continue to distribute Herbalife products exclusively through our independent distributors. We believe that this agreement has strengthened our relationship with our existing distributors, improved our ability to recruit new distributors and generally increased the long-term stability of our business.

  Structure of the network marketing program

        To become a distributor, a person must be sponsored by an existing distributor, except in China where no sponsorship is allowed, and must purchase an International Business Pack from us, except in South Korea, where there is no charge for a distributor kit. The International Business Pack is a distributor kit available in local languages. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product purchases or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must purchase products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. China has its own unique qualifying program. Volume points are point values assigned to each of our products that are equal in all countries and are based on the suggested retail price of U.S. products (one volume point equates to one U.S. dollar). Supervisors may then attain higher levels, (consisting of the World Team, the Global

Expansion Team, the Millionaire Team, the President's Team, and the Chairman's Club) and earn increasing amounts of royalty overrides based on purchases by distributors within their organizations and, for members of our Global Expansion Team and above, earn production bonuses on sales in their downline sales organizations. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest levels within our distributor network are responsible for their organization's generation of a substantial portion of our sales and for recruiting a substantial number of our distributors.

        The following table sets forth the number of our supervisors at the dates indicated:

	February*
	2001	2002	2003	2004**	2005
The Americas	55,465	62,737	67,921	75,359	87,925
Europe	42,419	47,230	51,290	70,239	65,104
Asia/Pacific Rim	43,230	40,423	35,637	31,790	38,524
Japan	23,589	22,013	18,287	13,946	9,547

Worldwide	164,703	172,403	173,135	191,334	201,100

*
In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified. For the latest twelve month re-qualification period ending January 2005, approximately 60 percent of our supervisors did not re-qualify and more than 90% of our distributors that are not supervisors turned over. Distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year. Supervisors who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. In order to increase retailing of our products, we have modified our requalification criteria to provide that any distributor that earns at least 4,000 volume points in any 12-month period can requalify as a supervisor and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings. For a supervisor to requalify and retain their distributor organization and associated earnings, they need to earn 4,000 volume points in one month or 2,500 volume points in two consecutive months.

**
In 2004 certain modifications were made to the re-qualification criteria resulting in approximately 19,000 additional supervisors, including approximately 9,000 related to a change in the business model in Russia.

  Distributor earnings

        Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices, depending on the distributors' level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (i) royalty overrides, 15% of product retail sales in the aggregate, (ii) production bonuses, 7% of product retail sales in the aggregate and (iii) the Mark Hughes bonus, 1% of product retail sales in the aggregate. Royalty overrides together with the distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales.

        Distributors earn the right to receive royalty overrides upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President's Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

        As noted above, our compensation plan offers distributors opportunities to achieve higher levels of potential earnings up to ultimately 73% of retail sales, through a combination of royalty overrides and distributor allowances. Each distributor's success is dependent on two primary factors: the time, effort and commitment a distributor puts into his or her Herbalife business and the product sales made by a distributor and his or her sales organization.

        Many of our non-supervisor distributors join Herbalife to obtain a 25% discount on our products and become a discount consumer or merely have a part-time income goal in mind. Consequently, non-supervisor earnings tend to be relatively low and are not tracked by the Company.

  Distributor motivation and training

        We believe that motivation and training are key elements in distributor success and that we and our distributor supervisors have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Twice a year, in each major territory or region, there is a three-day World Team School typically attended by 2,000 to 5,000 distributors. In addition, once a year in each region, we host an Extravaganza at which our distributors from around the world can come to learn about new products, expand their skills and celebrate their success. In 2004 we held Extravaganzas in Nashville, Barcelona, Bangkok, Mexico City and Sao Paulo, attended by more than 61,000 of our distributors.

        In addition to these training sessions, we have our own "Herbalife Broadcast Network" that we use to provide distributors continual training and the most current product and marketing information. The Herbalife Broadcast Network can be seen on the internet.

        Distributor reward and recognition is a significant factor in motivating our distributors. Each year, we invest approximately $40 million in regional and worldwide promotions to motivate our distributors to achieve and exceed both sales and recruiting goals. Examples of our worldwide promotions are our 25th Anniversary Cruise that will take place in 2005, under which distributors qualify to receive a cruise vacation, and our Atlanta Challenge, under which distributors can earn rewards for exceeding their prior year base-line performance.

Geographic Presence

        We conduct business in 59 countries located in The Americas, Europe, Asia/Pacific Rim (excluding Japan) and Japan. The following chart sets forth the countries we have opened in each of these markets as of December 31, 2004, the year in which we commenced operations in those countries and net sales information by region for the past three fiscal years.

Country	Year Entered	Country	Year Entered	Country	Year Entered
Europe*		The Americas		Asia/Pacific Rim and Japan
United Kingdom	1983	USA	1980	Australia	1982
Spain	1989	Canada	1982	New Zealand	1988
France	1990	Mexico	1989	Hong Kong	1992
Israel	1991	Venezuela	1994	Japan	1993
Germany	1991	Dominican Republic	1994	Philippines	1994
Portugal	1992	Argentina	1994	Taiwan	1995
Czech Republic	1992	Brazil	1995	Korea	1996
Italy	1992	Chile	1997	Thailand	1997
Netherlands	1993	Jamaica	1999	Indonesia	1998
Russia	1994	Panama	2000	India	1999
Belgium	1994	Colombia	2001	China	2001
Poland	1994	Bolivia	2004	Macau	2002
Denmark	1994			Singapore	2003
Sweden	1994
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Morocco	2001
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003

*
Europe includes Africa and Middle Eastern countries.

	Year ended December 31,
Geographic region				Percent of total net sales 2004	Number of countries open as of December 31, 2004
	2002	2003	2004
	(dollars in millions)
The Americas	$424.3	$424.4	$468.2	35.8%	12
Europe	342.7	448.2	536.2	40.9	34
Asia/Pacific Rim (excluding Japan)	185.5	167.5	206.5	15.8	12
Japan	141.2	119.3	98.8	7.5	1

Total	$1,093.7	$1,159.4	$1,309.7	100.0%	59

        In 2004, our top six countries accounted for approximately 51.4% of total net sales. Over the most recent five years, the top six countries of each year have gone from representing approximately 69.9% of net sales in 2000 to 51.4% of net sales in 2004.

        After entering a new country, we in many instances experience an initial period of rapid growth in sales as new distributors are recruited, followed by a decline in sales. We believe that a significant factor affecting these markets is the opening of other new markets within the same geographic region or with the same or similar language or cultural bases. Some distributors then tend to focus their attention on the business opportunities provided by these newer markets instead of developing their established sales organizations in existing markets. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. To the extent we decide to open new markets in the future, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Herbalife systems are in place to support growth.

Manufacturing and Distribution

        All of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies, with the exception of products distributed in and sourced from China where we have our own manufacturing facility. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 39% of our product purchases for the fiscal year ended December 31, 2004. In addition, each of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We also have our own quality control lab in which we routinely test products received from vendors. We have established excellent relationships with our manufacturers and have obtained improvements in supply services, product quality and product delivery. Historically, we have not been subject to material price increases by our suppliers, and we believe that in the event of price increases, we have the ability to respond to a portion of the price increases by raising the prices of our products. We own the proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements.

        Our global distribution system features centralized distribution and telephone ordering systems coupled with storefront distributor service centers. Our major distribution warehouses have been automated with "pick-to-light" picking systems which consistently deliver over 99.5% order accuracy and handling systems that provide for inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day. We have central sales ordering facilities for answering and processing telephone orders. Operators at such centers are capable of conversing in multiple languages.

        Our products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles and Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center or from our Memphis distribution center. Nutrition products manufactured in countries globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Our Outer Nutrition® products are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

Product Return and Buy-Back Policies

        In most markets, our products include a customer satisfaction guarantee. Under this guarantee, within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it to the distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, distributors may obtain replacements from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program, pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition generally within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing, in that it offers monetary protection to distributors who want to exit the business.

        Historically, product returns and buy-backs have not been significant and have been steadily declining over these reporting periods. Product returns, refunds and buy-back expenses approximated 2.4%, 1.9%, and 1.1% of retail sales in 2002, 2003 and 2004, respectively.

Management Information, Internet and Telecommunication Systems

        In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information, internet and telecommunication systems. These systems include: (1) a centralized host computer located in Southern California, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Northern Telecom Meridian telecommunication system in most of our markets; (5) a fully integrated Oracle supply chain management system that has been installed in our distribution centers; and (6) internet websites to provide a variety of online services for distributors (status of qualifications, meeting announcements, product information, application forms, educational materials and, in the United States, sales ordering capabilities). These systems are designed to provide financial and operating data for management, timely and accurate product ordering, royalty override payment processing, inventory management and detailed distributor records. We intend to continue to invest in our systems in order to strengthen our operating platform.

Corporate Restructuring

        We are in the process of restructuring our corporate organization to be more closely aligned with the international nature of our business activities. The restructuring is taking place over a period of several months and is targeted for completion by the first quarter of 2005. The restructuring is expected to accomplish several objectives including: the realignment of our operating assets according to the geographic location of our business activities, and a lowering of the overall blended effective tax rate that arises from our countries of operation while minimizing incidences of double taxation. Our management believes the restructuring should achieve the intended objectives, however, no assurances can be given that these objectives will be achieved.

Regulation

        General.    In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; and (5) taxation of distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records).

        Products.    In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the FDA, (2) the Federal Trade Commission ("FTC"), (3) the Consumer Product Safety Commission ("CPSC"), (4) the United States Department of Agriculture ("USDA"), (5) the Environmental Protection Agency ("EPA"), (6) the United States Postal Service, (7) United States Customs and Border Protection, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of conventional foods, dietary supplements, cosmetics and over-the-counter ("OTC") drugs, such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice ("cGMP") regulations for the preparation, packing and storage of foods and OTC drugs. On March 7, 2003, the FDA released for comment its proposed cGMP's for dietary supplements. If the FDA issues the final cGMPs for dietary supplements in 2005, as the FDA's Commissioner-designate now expects, we will have up to one year to ensure compliance. We expect to see an increase in certain manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

        Most OTC drugs are subject to FDA Monographs that establish labeling and composition for these products. Our products must comply with these Monographs, and our manufacturers must list all products with the FDA and follow cGMP. Our cosmetic products are regulated for safety by the FDA, which requires that ingredients meet industry standards for non-allergenicity and non-toxicity. Performance claims for cosmetics may not be "therapeutic."

        The U.S. 1994 Dietary Supplement Health and Education Act ("DSHEA") revised the provisions of the Federal Food, Drug and Cosmetic Act ("FFDCA") concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure or function claims, must have substantiation in their possession that the statements are truthful and not misleading. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods or food supplements.

        In January 2000, the FDA a issued a regulation that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure or function claims. During 2004 the FDA issued a guidance, paralleling an earlier guidance from the FTC, defining a manufacturers obligations to substantiate structure/function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide.

        As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of regulatory action. A number of states restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids. As a result of these state regulations, we stopped sales of its dietary supplements containing botanical sources of ephedrine alkaloids due to a shift in consumer preference for "ephedra free products" and a significant increase in products liability insurance premiums for products containing botanical sources of ephedrine group alkaloids. On December 31, 2002, we ceased sales of Thermojetics® original green herbal tablets containing ephedrine alkaloids derived from Chinese Ma huang, as well as Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets (the latter two containing the herb Sida cordifolia which is another botanical source of ephedrine alkaloids). On February 6, 2004, the FDA published a rule finding that dietary supplements containing ephedrine alkaloids present an unreasonable risk of illness or injury under conditions of use recommended or suggested in the labeling of the product, or, if no conditions of use are suggested in the labeling, under ordinary conditions of use, and are therefore adulterated.

        The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of our Thermojetics® original green tablet. These reports are among thousands of reports of adverse reactions to these products sold by other companies.

        As a further outgrowth of the FDA ephedra safety review, the FDA, in January 2004, announced that it would undertake a review of the safety of the herb Citrus aurantium. We had previously used Citrus aurantium in the ShapeWorks total control and Thermojetics® green ephedra free dietary supplements sold in the United States and in a number of international markets. Unconfirmed reports of "serious" adverse events, reportedly associated with Citrus aurantium, were disclosed by the FDA to the New York Times during April 2004. Under the Freedom of Information Act, we obtained a copy of those anecdotal serious adverse event reports. No Herbalife dietary supplement containing Citrus aurantium was cited by the FDA. Indeed, many cited products from other companies did not even contain Citrus aurantium. Nonetheless, we decided to reformulate our products and will no longer market dietary supplements in the United States containing Citrus aurantium. Internationally, due to longer licensing lead times, we will reformulate our foreign products containing Citrus aurantium by 2006.

        The FDA's decision to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed "weaknesses" within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance existing or new legislation during the 109th Congress to amend or repeal DSHEA. We currently expect to see the following: (1) calls for mandatory reporting of serious adverse event reports for supplements; (2) premarket approval for safety and effectiveness of dietary ingredients; (3) specific premarket review of dietary ingredient stimulants that are and will be used to replace ephedra; (4) reversal of the burden of proof standard which now rests on the FDA; and (5) a redefining of "dietary ingredient" to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

        On September 16, 2002 the FDA changed its policies for notifying companies of anecdotal adverse event reports for dietary supplements. Since then, to date we have received seven anecdotal special nutritional adverse events reports from the FDA. These anecdotal special nutritional adverse events consisted of an allegation of behavioral change, a reported seizure, two cases of unspecified medical problems, two cardiac problems, and an allegation of death. These adverse events occurred following the use of varying, sometimes unspecified, Herbalife products, including two products no longer sold by Herbalife, Thermojetics Original Green and Thermojetics Gold dietary supplements, both of which contained ephedrine alkaloids. The incidents occurred within varying intervals of time following the reported use of Herbalife products. In one case of a reported unspecified medical problem, the Herbalife products were taken in combination with a drug known as warfarin. The single alleged death occurred six weeks after the reported consumption of Herbalife Relax Now and Total Control dietary supplements. Two of the adverse events involved women in their fifties who suffered cardiac incidents, one of whom reportedly suffered a heart attack after claiming to have ingested a daily intake of approximately 2-3 tablets a day of the now discontinued Thermojetics Gold dietary supplement for more than a year. As a result of our receipt of adverse event reports we may from time to time elect or be required to remove a product from a market, either permanently or temporarily. We are in the process of refining our processes for gathering and reporting "serious" dietary supplement adverse event reports in those markets where such reporting is required. Currently, this process is managed by our Medical Affairs department in collaboration with Distributor Relations Call Centers.

        On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of whom might not meet the new standards. It is important to note that the proposed regulation, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final regulation that is issued. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2008. However, the proposed regulation can be expected to result in additional costs and possibly the need to seek alternate suppliers.

        In December 1999, we introduced a new line of weight management products that are suitable for diets that are high in protein and low in carbohydrates. The line, which consists of eight nutritionally balanced high-protein products that are also low in carbohydrates, is called the HPLC Program. To date the FDA has not authorized the use of a low carbohydrate claim on the label of individual food products, and therefore, we have not made such a claim on the label of any of the eight products that together comprise our HPLC Program. We believe, however, that it is permissible to accurately describe the entire program as one that is suitable for a diet that is high in protein and low in carbohydrates, and we have elected to do so by virtue of the name that we have selected for this weight management program.

        Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the Nutrition, Labeling and Education Act ("NLEA"), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts ("GRAS") or be approved as food additives under FDA regulations.

        In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the relevant country's ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently. The United Kingdom's Medicines and Healthcare Products Regulatory Agency is expected to soon issue a list of botanical ingredients it considers as medicinal by claim or function that could adversely impact some of our present UK formulations, depending on the permitted claims.

        In 2005 Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, is sold only in Israel. Herbalife's voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Ministry of Health to facilitate this review.

        The FTC, which exercises jurisdiction over the advertising of all of our products, has in the past several years instituted enforcement actions against several dietary supplement companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. These enforcement actions have often resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in the guide.

        In Europe, a pending EU Health Claim regulation, now being discussed within the European Parliament, could, if enacted, have an adverse effect on existing product "wellness," "well-being" and "good for you" claims presently made on existing product labeling, literature and advertising. We and our industry allies are vigorously working to address this pending debate in ongoing discussion with Parliamentarians and the European Commission.

        In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors' conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale.

        In some markets, it is possible that improper product claims by distributors could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

        We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (1) the reformulation of some products not capable of being reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; (5) additional scientific substantiation regarding product ingredients, safety or usefulness; and/or (6) additional distributor compliance surveillance and enforcement action by us.

        Any or all of these requirements could have a material adverse effect on our results of operations and financial condition. All of our officers and directors are subject to a permanent injunction issued in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us and our officers and directors from making specified claims in future advertising of our products and required us to implement some documentation systems with respect to payments to our distributors. At the same time, the injunction does not prevent us from continuing to make specified claims concerning our products that have been made and are being made, provided that we have a reasonable basis for making the claims.

        We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain ingredients that have been genetically modified ("GM"). In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GM ingredients has prompted proposed or actual governmental regulation. For example, the European Union has adopted a EC Regulation 1829/2003 affecting the labeling of products containing ingredients that have been genetically modified, and the documents manufacturers and marketers will need to possess to ensure "traceability' at all steps in the chain of production and distribution. This new regulation, which took effect in 2004, is being implemented by us and our contract manufacturers, resulting in modifications to our labeling, and in some instances, to some of our foods and food supplements sold in Europe. Differing GM regulations affecting us also have been adopted in Brazil, Japan, Korea, Taiwan and Thailand. We cannot anticipate the extent to which future regulations in our markets will restrict the use of GM ingredients in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, attempt to reformulate our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GM ingredients is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to be genetically modified and regulations in our markets significantly restricted the use of GM ingredients in our products, our business could be materially adversely affected.

        In addition, in certain of our markets, there has been recent adverse regulatory and press attention to ingredients that may cause what is commonly referred to as mad cow disease ("BSE"). Certain of our products contain ingredients derived from bovine sources. We are not aware of any infection or contamination of any of our products by BSE. Should any such infection or contamination be detected, it could have a material adverse effect on our business. Additionally, if governments preclude importation of products from the U.S. containing bovine-derived ingredients, it could adversely impact product availability and/or future price. Further, even if no such infection or contamination is detected, adverse publicity concerning the BSE risk, or governmental or regulatory developments aimed at combating the risk of BSE contamination by regulating bovine products and/or by-products, could have a material adverse effect on our business. We anticipate some impact associated with the discovery of BSE in the United States, such as in Mexico, which recently restricted the importation of certain of our products containing bovine-derived ingredients produced in part from U.S. cattle. Affected products are being reviewed by our manufacturing department which is working to replace the U.S. sourced ingredients with comparable materials from other countries of origin not similarly precluded.

        We are also in the process of complying with recent regulations within the European Union, Australia, Brazil, Canada, China, Hong Kong, Japan, Taiwan and Thailand affecting the use and/or labeling of irradiated raw ingredients. To date, we have dealt with irradiation compliance questions involving three products sold in the Netherlands and one product sold in Switzerland.

        Compliance with GM, BSE and irradiation regulations can be expected to increase the cost of manufacturing certain of our products.

        Network marketing program.    Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within our organization is based on sales of the organization's products rather than investments in the organization's or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which distributors may earn royalty overrides on sales generated by distributors that were not directly sponsored by the distributor. When required by law, we obtain regulatory approval of our network marketing program or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

        We also are subject to the risk of private party challenges to the legality of our network marketing program. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc. ("Omnitrition") was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal "pyramid scheme" in violation of federal and state laws. We believe that our network marketing program satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

        Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws. The plaintiffs alleged that the NWTW system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors. The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both the income that could be generated through use of the NWTW system as well as in the way they described the Herbalife business opportunity. In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, "endless chain schemes," insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices. The plaintiffs sought to hold Herbalife International vicariously liable for the actions of these independent distributors. Without in any way admitting liability or wrongdoing, we have reached a binding settlement with the plaintiffs. Under the terms of the settlement, we (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) will offer rebates up to a maximum aggregate amount of $2 million on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter.

        Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife International had removed the lawsuit to federal court and the court has recently remanded the lawsuit to state court. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act and seeks to hold Herbalife International liable for the practices of its distributors. More specifically, the plaintiffs' complaint alleges that several of Herbalife's distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA's prohibition of such practices. Herbalife's distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife's policies, which require its distributors to comply with all applicable federal, state and local laws. We believe that we have meritorious defenses to the suit.

        We are also subject to the risk of private party challenges to the legality of our network marketing program outside of the United States. Non-U.S. multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V. ("HIB") on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. Currently, the lawsuit is in the initial stages. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

        It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing program could have a material adverse effect on our business. An adverse determination could: (1) require us to make modifications to our network marketing program, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

        Transfer pricing and similar regulations.    In many countries, including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that appropriate levels of income are reported as earned by our U.S. or local entities and are taxed accordingly. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products.

        Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, duties, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to appeal or litigate to reverse the assessments. We have taken advice from our tax advisors, and the company believes that there are substantial defenses to the allegations that additional taxes are owing, and we are vigorously defending against the imposition of additional proposed taxes. The ultimate resolution of these matters may take several years, and the outcome is uncertain.

        In the event that the audits or assessments are concluded adversely to us, we may or may not be able to offset or mitigate the consolidated effect of foreign income tax assessments through the use of U.S. foreign tax credits. Currently, we anticipate utilizing the majority of our foreign tax credits in the year in which they arise with the unused amount carried forward. Because the laws and regulations governing U.S. foreign tax credits are complex and subject to periodic legislative amendment, we cannot be sure that we would in fact be able to take advantage of any foreign tax credits in the future. As a result, adverse outcomes in these matters could have a material impact on our financial condition and operating results.

        Other regulations.    We also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on distributors without having to pay social security assessments on behalf of the distributors and without incurring severance obligations to terminated distributors. In some countries, we may be subject to these obligations in any event.

        Our failure to comply with these regulations could have a material adverse effect on our business in a particular market or in general. Assertions that we failed to comply with regulations or the effect of adverse regulations in one market could adversely affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets.

        Compliance procedures.    As indicated above, Herbalife, our products and our network marketing program are subject, both directly and indirectly through distributors' conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

        Our general policy regarding acceptance of distributor applications from individuals who do not reside in one of our markets is to refuse to accept the individual's distributor application. From time to time, exceptions to the policy are made on a country-by-country basis.

        In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to distributor operations and revise or alter our distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We, however, are unable to monitor our supervisors and distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

        In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our distributors are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our network marketing program, so that extensive adverse publicity about us, our products or our network marketing program may result in increased regulatory scrutiny.

        It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, we would attempt to devote the resources previously devoted to the market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long-term.

Trademarks and Proprietary Formulas

        We use the umbrella trademarks Herbalife, Thermojetics, Dermajetics, and have several other trademarks and trade names registered in connection with our products and operations. Our trademark registrations are issued through the United States Patent and Trademark Office and in comparable agencies in the foreign countries. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within our Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights in our proprietary products. For example, we are currently developing a new product in the energy supplement category for which we may seek (through our employees who invented this product) one or more patents for technological innovations inherent in the product, including the formulation as a whole. At the moment, this project and its elements remain the confidential trade secrets of us and our inventor-employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

Competition

        The business of marketing weight management and nutrition products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription drugs that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

        We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, nutritional supplements, and personal care products, as well as other types of products. Some of our competitors are substantially larger than we are, and have available considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our production bonus program, international sponsorship program and other compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors will be successful.

Employees

        As of December 31, 2004, we had 2,284 full-time employees. This number does not include our distributors, who are independent contractors rather than our employees. Except for some employees in Mexico and in some European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

        Our internet website address is www.Herbalife.com. We make available free of charge on our website our Corporate Governance Guidelines; our Code of Business Conduct and Ethics; annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable; and the charters of our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee. This information is also available in print to any shareholders who request it, with any such requests addressed to Investor Relations, 1800 Century Park East, Los Angeles, CA 90067. These documents may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov.

RISK FACTORS

        There are many risks and uncertainties that can affect our future business, operational results or financial performance. Some of these are beyond our control. Below is a brief description of some of the important factors which could cause our future business, operating results or financial condition to be materially different than our expectations. This discussion includes a number of forward-looking statements. You should refer to the description of the qualifications and limitations on forward-looking statements on page 1 of this annual report.

Risks Related to Our Business

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

        We distribute our products exclusively through approximately one million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to attract, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management product, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

        In light of the high year-over-year rate of turnover in our distributor base, we have our supervisors and non-supervisor distributors requalify annually in order to help us maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2005, 60% of our supervisors did not re-qualify and more than 90% of our distributors that are not supervisors turned over. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Supervisors who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we and our senior distributor leadership do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

        We estimate that, of our over one million independent distributors, we had approximately 201,000 supervisors after requalifications in February 2005. These supervisors, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our supervisors, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading supervisors, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

Since we cannot exert the same level of influence or control over our independent distributors as we could were they our own employees, our distributors could fail to comply with our distributor policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

        Our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures.

        Extensive federal, state and local laws regulate our business, our products and our network marketing program. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

        The size of our distribution force and the results of our operations may be significantly affected by the public's perception of our Company and similar companies. This perception is dependent upon opinions concerning:

  •
  the safety and quality of our products and ingredients;

  •
  the safety and quality of similar products and ingredients distributed by other companies;

  •
  our distributors;

  •
  our network marketing program; and

  •
  the direct selling business generally.

        Adverse publicity concerning any actual or purported failure of our Company or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse affect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

        In addition, our distributors' and consumers' perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers' use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

        Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided thereby, has had, and could again have, a negative effect on our ability to attract, motivate and retain distributors. In the mid-1980's, our products and marketing program became the subject of regulatory scrutiny in the United States, resulting in large part from claims and representations made about our products by our distributors, including impermissible therapeutic claims. The resulting adverse publicity caused a rapid, substantial loss of distributors in the United States and a corresponding reduction in sales beginning in 1985. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our distributor and customer relationships and product sales and harm our financial condition and operating results and cause the loss or reduction in value of an investment.

        Our business is subject to changing consumer trends and preferences, especially with respect to diet products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and distributor relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

  •
  accurately anticipate customer needs;

  •
  innovate and develop new products or product enhancements that meet these needs;

  •
  successfully commercialize new products or product enhancements in a timely manner;

  •
  price our products competitively;

  •
  manufacture and deliver our products in sufficient volumes and in a timely manner; and

  •
  differentiate our product offerings from those of our competitors.

        If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could negatively impact our revenues, financial condition and operating results.

Due to the high level of competition in our industry, we might fail to retain our customers and distributors, which would harm our financial condition and operating results.

        The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop other diet or weight loss treatments that prove to be more effective than our products, demand for our products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.

        We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature's Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers. In addition, the fact that our distributors may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a distributor can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost (generally $50 to $75) to become a Herbalife distributor, (2) we do not require any specific amount of time to work as a distributor, (3) we do not insist on any special training to be a distributor and (4) we do not prohibit a new distributor from working with another company. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad and our failure or our distributors' failure to comply with these restraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

        In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors' failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues. For example, the Food and Drug Administration, or the FDA, has announced plans to issue new guidance or regulations relating to low carbohydrate claims for foods, which could negatively impact our sales of such products.

        Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. For example, during the third quarter of 1995, we received inquiries from certain governmental agencies within Germany and Portugal regarding our product, Thermojetics® Instant Herbal Beverage, relating to the caffeine content of the product and the status of the product as an "instant tea," which was disfavored by regulators, versus a "beverage." The sale of this product in these countries was subsequently suspended by us at the request of the regulators. Further, such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on sales.

        On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacturer our products some of whom might not meet the new standards. It is important to note that the proposed regulation, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final regulation that is issued. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2008. However, the proposed regulation can be expected to result in additional costs and possibly the need to seek alternate suppliers.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

        Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as "pyramid" or "chain sales" schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization's products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include "bright line" rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

        We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of € 25,000 per purported violation (equal to approximately $34,000 as of December 31, 2004) as well as costs of the trial. For the year ended December 31, 2004, our net sales in Belgium were approximately $19.7 million. Currently, the lawsuit is in the initial stages. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

        Approximately 81% of our net sales for the year ended December 31, 2004 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

If we fail to further penetrate existing markets or successfully expand our business into new markets then the growth in sales of our products, along with our operating results, could be negatively impacted and investors could lose all or part of their investment.

        The success of our business is to a large extent contingent on our ability to continue to grow by entering new markets and further penetrating existing markets. Our ability to further penetrate existing markets in which we compete or to successfully expand our business into additional countries in Eastern Europe, Southeast Asia, South America or elsewhere, to the extent we believe that we have identified attractive geographic expansion opportunities in the future, is subject to numerous factors, many of which are out of our control. For example, in China, our sales are currently regulated to be conducted on a wholesale basis to local retailers. In the event that we are permitted in the future to conduct direct selling efforts in China, we will be required to expend significant resources to establish a competitive infrastructure to compete with certain of our competitors that have already established, or are in the process of establishing, significant business operations in China. In addition, the lack of a comprehensive legal system and the uncertainties of enforcement of existing legislation and laws in China and in any additional countries into which we would like to expand our operations, could negatively impact our ability to conduct business in those markets.

        In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. We cannot assure you that our efforts to increase our market penetration and distributor retention in existing markets will be successful. Thus, if we are unable to continue to expand into new markets or further penetrate existing markets, our operating results would suffer and the market value of our common shares could decline.

Our contractual obligation to sell our products only through our Herbalife distributor network and to refrain from changing certain aspects of our marketing plan may limit our growth.

        We have entered into an agreement with our distributors to provide assurances that the change in ownership of our Company would not negatively affect certain aspects of their business. Through this agreement, we committed to our distributors that we would not sell Herbalife products through any distribution channel other than our network of independent Herbalife distributors. Thus, we are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the internet, through wholesale sales, by establishing retail stores or through mail order systems. Since this is an ongoing or open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

        In addition, our agreement with our distributors provides that we will not change certain aspects of our marketing plan without the consent of a specified percentage of our distributors. For example, our agreement with our distributors provides that we may increase, but not decrease, the discount percentages available to our distributors for the purchase of products or the applicable royalty override percentages, including roll-ups, and production and other bonus percentages available to our distributors at various qualification levels within our distributor hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our distributors further provides that we may not vary the criteria for qualification for each distributor tier within our distributor hierarchy, unless we do so in such a way so as to make qualification easier.

        Although we reserved the right to make these changes to our marketing plan without the consent of our distributors in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, there can be no assurance that our agreement with our distributors will not restrict our ability to adapt our marketing plan to the evolving requirements of the markets in which we operate. As a result, our growth, and the potential of growth in the value of your investment, may be limited.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.

        Our ability to timely provide products to our distributors and their customers, and services to our distributors, depends on the integrity of our information technology system, which we are in the process of upgrading, including the reliability of software and services supplied by our vendors. As part of this upgrade, we intend to invest an aggregate of approximately $50.0 million, of which we have invested approximately $29.0 million as of December 31, 2004. We intend to invest an additional $15.0 million through December 31, 2005. We are implementing an Oracle enterprise-wide technology solution, a scalable and stable open architecture platform, to enhance our and our distributors' efficiency and productivity. In addition, we are upgrading our internet-based marketing and distributor services platform, MyHerbalife.com. We expect these initiatives to be substantially complete in 2006.

        The most important aspect of our information technology infrastructure is the system through which we record and track distributor sales, volume points, royalty overrides, bonuses and other incentives. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful negative impact on our business. Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our distributors if the errors or inadequacies impair our ability to track sales and pay royalty overrides, bonuses and other incentives, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.

Since we rely on independent third parties for the manufacture and supply of our products, if these third parties fail to reliably supply products to us at required levels of quality, then our financial condition and operating results would be harmed.

        All of our products are manufactured by outside companies, except for a small amount of products manufactured in our own manufacturing facility in China. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially after the FDA imposes cGMPs regulations.

        Our supply contracts generally have a two-year term. Except for force major events, such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Nature's Bounty for protein powders, Fine Foods (Italy) for protein powders and nutritional supplements, PharmaChem Labs for teas and Niteworks™ and JB Labs for fiber. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

If we fail to protect our trademarks and tradenames, then our ability to compete could be negatively affected, which would harm our financial condition and operating results.

        The market for our products depends to a significant extent upon the goodwill associated with our trademark and tradenames. We own, or have licenses to use, the material trademark and tradename rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark and tradename protection is important to our business. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or tradename protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks or tradenames could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

If our distributors fail to comply with labeling laws, then our financial condition and operating results would be harmed.

        Although the physical labeling of our products is not within the control of our independent distributors, our distributors must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes.

        Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train and attempt to monitor our distributors' marketing materials, we cannot ensure that all such materials comply with bans on therapeutic claims. If our distributors fail to comply with these restrictions, then we and our distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent distributors in such an instance would be dependent on a determination that we either controlled or condoned a non-compliant advertising practice, there can be no assurance that we could not be held responsible for the actions of our independent distributors.

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

        Our future success and ability to compete depend upon our ability to timely produce innovative products and product enhancements that motivate our distributors and customers, which we attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. However, our products are not patented domestically or abroad, and the legal protections afforded by our common law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to and/or superior to our products.

        Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. For example, in two related lawsuits that are currently pending in California, Unither Pharma, Inc. and others are alleging that sales by Herbalife International of (1) its Niteworks™ and Prelox Blue products and (2) its former products Woman's Advantage with DHEA and Optimum Performance infringe on patents that are licensed to or owned by those parties, and are seeking unspecified damages, attorneys' fees and injunctive relief from the Company. Although we believe that we have meritorious defenses to, and are vigorously defending against, these allegations, there can be no assurance that one or more of our products will not be found to infringe upon the intellectual property rights of these parties or others.

        Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect any infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Since one of our products constitutes a significant portion of our retail sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

        Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 22%, 23% and 21% of retail sales for the fiscal years ended December 31, 2004, 2003 and 2002, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results would be harmed.

        We depend on the continued services of our Chief Executive Officer, Michael O. Johnson, and our current senior management team and the relationships that they have developed with our senior distributor leadership, especially in light of the high level of turnover in our former senior management team, and the resulting need to re-establish good working relationships with our senior distributor leadership, after the death of our founder in May of 2000. Although we have entered into employment agreements with many members of our senior management team (see "Executive Compensation—Employment Contracts"), and do not believe that any of them, other than Brian Kane, are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could negatively impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. The loss of such key personnel could negatively impact our ability to implement our business strategy and our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain "key person" life insurance with respect to our senior management team.

Our substantial amount of consolidated debt could negatively impact our consolidated financial condition.

        We have incurred a substantial amount of debt. At December 31, 2004, our total debt was $486.2 million and our shareholders' equity was $64.3 million. Our annual debt service payment for 2005 is expected to be approximately $162.3 million which includes $110 million principal retention of the 9 1/2% Notes. Our substantial amount of debt may have important consequences for us. For example, it may:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our ability to obtain additional financing to fund working capital, capital expenditures and other general corporate requirements;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for other purposes;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  make it difficult for us to meet our debt service requirements if we experience a substantial decrease in our revenues or an increase in our expenses.

The covenants in our existing indebtedness limit our discretion with respect to certain business matters, which could limit our ability to pursue certain strategic objectives and in turn harm our financial condition and operating results.

        Our existing notes and new senior credit facilities contain numerous financial and operating covenants that restrict our and our subsidiaries' ability to, among other things:

  •
  pay dividends, redeem share capital or capital stock and make other restricted payments and investments;

  •
  incur additional debt or issue preferred shares;

  •
  allow the imposition of dividend or other distribution restrictions on our subsidiaries;

  •
  create liens on our and our subsidiaries' assets;

  •
  engage in transactions with affiliates;

  •
  guarantee other indebtedness of the Company; and

  •
  merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

        In addition, our new senior credit facility requires us to meet certain financial ratios and financial conditions, Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in a default causing all amounts to become due and payable under our outstanding notes and/or the senior credit facilities, which is secured by substantially all of our assets, which the lenders thereunder could proceed to foreclose against.

If we do not comply with transfer pricing and similar tax regulations, then we may be subjected to additional taxes, interest and penalties in material amounts, which could harm our financial condition and operating results.

        As a multinational corporation, in many countries including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or litigate to reverse the assessments. The aggregate amount of asserted taxes, penalties and interest to date is approximately $6.7 million. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices, we could become subject to higher taxes and our earnings would be adversely affected.

We may be held responsible for certain taxes or assessments relating to the activities of our distributors, which could harm our financial condition and operating results.

        Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

        Our products consist of herbs, vitamins and minerals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. We generally do not conduct or sponsor clinical studies for our products and previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $10 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

        Several years ago, a number of states restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids and on February 6, 2004, the FDA banned the use of such ephedrine alkaloids. Until late 2002, we had sold Thermojetics® original green herbal tablets,

Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets, all of which contained ephedrine alkaloids. Accordingly, we run the risk of product liability claims related to the ingestion of ephedrine alkaloids contained in those products. Currently, we have been named as a defendant in 13 product liability lawsuits seeking to link the ingestion of certain of the aforementioned products to subsequent alleged medical problems suffered by plaintiffs. Although we believe that we have meritorious defenses to the allegations contained in these lawsuits, and are vigorously defending these claims, there can be no assurance that we will prevail in our defense of any or all of these matters.

If we do not achieve increased operational or tax benefits as a result of our planned corporate restructuring, then our financial condition and operating results could be harmed.

        We are in the process of restructuring our corporate organization to be more closely aligned with the international nature of our business activities. As a result of this restructuring, we currently anticipate achieving a gradual reduction in our overall effective blended tax rate over the next four years to a rate that is more closely aligned to that of our competitors, which may result in annual tax savings of a peak amount of approximately $10 million by the fiscal year ended December 31, 2008. There can be no assurance that the Internal Revenue Service or the taxing authorities of the states or foreign jurisdictions in which we operate will not challenge the tax benefits that we expect to realize as a result of the realignment. If the intended tax treatment is not accepted by our taxing authorities we could fail to achieve the operational and financial efficiencies that we anticipate as a result of the restructuring. Additionally, if the Internal Revenue Service determines that (1) we understated the value of any intangible asset rights used by one of our foreign subsidiaries in computing our federal income tax liability for the year of such use, or (2) we are unable to offset a portion of the tax resulting from the restructuring with foreign tax credit carryovers as anticipated, then certain tax benefits of the restructuring that we anticipate achieving could be disallowed, in which case we would not benefit from a reduction in our overall blended effective tax rate and we would be required to pay additional taxes for the period in which we believed that we had achieved a lower overall blended effective tax rate. In connection with such an event, we would also record a charge in our financial statements for the effect of the back taxes mentioned in the preceding sentences and our blended effective tax rate would increase in subsequent periods.

A few of our shareholders collectively control us and have the power to cause the approval or rejection of all shareholder actions and may take actions that conflict with your interests.

        Affiliates of Whitney and Golden Gate Capital own approximately 38.5% and 21.8%, respectively, of the voting power of our share capital. Accordingly, the Equity Sponsors collectively will have the power to cause the approval or rejection of any matter on which the shareholders may vote, including the election of directors, amendment of our memorandum and articles of association and approval of significant corporate transactions and they will have significant control over our management and policies. This control over corporate actions may also delay, deter or prevent transactions that would result in a change of control. In addition, even if all shareholders other than the Equity Sponsors voted together as a group, they would not have the power to adopt any action or to block the adoption of any action favored by the Equity Sponsors if the Equity Sponsors act in concert. Moreover, the Equity Sponsors may have interests that conflict with yours.

If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.

        The trading market for our common shares will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrades our stock, the price of our stock could decline. If one or more of these analysts ceases coverage of our Company, we could lose visibility in the market. For example, in March 2001, during the time while we were previously a listed company, the few research analysts that were covering us dropped their coverage. If analysts were similarly to drop coverage of us in the future, this would in turn likely cause our share price to decline.

Risks Related to Our Common Shares

Limited Protection of Shareholder Interests—Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

        Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2004 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management, directors or controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

        Unlike many jurisdictions in the United States, Cayman Islands law does not specifically provide for shareholder appraisal rights on a merger or consolidation of a company. This may make it more difficult for shareholders to assess the value of any consideration they may receive in a merger or consolidation or to require that the offer give shareholders additional consideration if they believe the consideration offered is insufficient.

        Shareholders of Cayman Islands exempted companies such as ourselves have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders of the company. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

        Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors. Maples and Calder, our Cayman Islands counsel, has informed us that they are not aware of any reported class action or derivative action having been brought in a Cayman Islands court.

Provisions of our articles of association and Cayman Islands corporate law may impede a takeover or make it more difficult for shareholders to change the direction or management of the Company, which could adversely affect the value of our common shares and provide shareholders with less input into the management of the Company than they might otherwise have.

        Our articles of association permit our board of directors to issue preference shares from time to time, with such rights and preferences as they consider appropriate. Our board of directors could authorize the issuance of preference shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction.

        In addition, our articles of association contain certain other provisions which could have an effect of discouraging a takeover or other transaction or preventing or making it more difficult for shareholders to change the direction or management of our Company, including a classified board, the inability of shareholders to act by written consent, a limitation on the ability of shareholders to call special meetings of shareholders and advance notice provisions. As a result, our shareholders may have less input into the management of our Company than they might otherwise have if these provisions were not included in our articles of association.

        Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that expression is understood under corporate law in the United States. However, Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as "schemes of arrangement." The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders' meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of a company's shares that are present and voting (either in person or by proxy) at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting (either in person or by proxy) at such meeting (excluding the shares owned by the parties to the scheme of arrangement).

        The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise have a material adverse effect on the creditors' interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

  •
  the statutory provisions as to majority vote have been complied with;

  •
  the shareholders have been fairly represented at the meeting in question;

  •
  the scheme of arrangement is such as a businessman would reasonably approve; and

  •
  the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

There is uncertainty as to shareholders' ability to enforce certain foreign civil liabilities in the Cayman Islands.

        We are incorporated as an exempted company with limited liability under the laws of the Cayman Islands. A material portion of our assets are located outside of the United States. As a result, it may be difficult for our shareholders to enforce judgments against us or judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States.

        We have been advised by our Cayman Islands counsel, Maples and Calder, that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will—based on the principle that a judgment by a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given—recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty, is not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to the public policy of the Cayman Islands. There is doubt, however, as to whether the Grand Court of the Cayman Islands will (i) recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, or (ii) in original actions brought in the Cayman Islands, impose liabilities predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, on the grounds that such provisions are penal in nature.

        The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2. PROPERTIES

        We lease all of our real property located in the United States. Our executive offices, located in Los Angeles, California, include approximately 120,000 square feet of general office space under lease arrangements expiring in February 2006. We lease an aggregate of approximately 144,000 square feet of office space for distributor support services and computer facilities at the Operations Center in Inglewood, California, under a lease that expires in October 2006, and approximately 150,000 square feet of warehouse space in two separate facilities located in Los Angeles and Memphis. The Los Angeles and Memphis lease agreements have terms through June 2006 and August 2006, respectively. In Venray, Netherlands, we lease our European centralized warehouse of approximately 175,000 square feet. The lease expires in June 2007. We also lease warehouse and office space in a majority of our other geographic areas of operation and a manufacturing plant in China. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3. LEGAL PROCEEDINGS

        We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

        Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws. The plaintiffs alleged that the NWTW system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors. The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both the income that could be generated through use of the NWTW system as well as in the way they described the Herbalife business opportunity. In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, "endless chain schemes," insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices. The plaintiffs sought to hold Herbalife International vicariously liable for the actions of these independent distributors. Without in any way admitting liability or wrongdoing, the Company has reached a binding settlement with the plaintiffs. Under the terms of the settlement, the Company (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) offer rebates up to a maximum aggregate amount of $2 million, on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter.

        Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International liable for the practices of its distributors. More specifically, the plaintiffs' complaint alleges that several of Herbalife International's distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA's prohibition of such practices. Herbalife International's distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife's policies, which require its distributors to comply with all applicable federal, state and local laws. We believe that we have meritorious defenses to the suit.

        As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. The effects of these claims to date have not been material to us, and the reasonably possible range of exposure on currently existing claims is not material to us. We believe that we have meritorious defenses to the allegations contained in the lawsuits. We currently maintain product liability insurance with a self insured retention of $10 million.

        Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The aggregate amount of assessed taxes, penalties and interest to date is approximately $6.7 million. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges.

        These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on our financial condition and operating results. This opinion is based on our belief that any losses we suffer would not be material and that we have meritorious defenses. Although we have reserved an amount that we believe represents the likely outcome of the resolution of these disputes, if we are incorrect in our assessment we may have to record additional expenses.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Extraordinary Shareholders Meeting of the Company held on December 1, 2004 at which 83,808,565 shares were present either in person or by proxies solicited by management.

The shareholders voted on the following matters:

	Proposition	For	Against	Obstain	Withheld	Broker Non-Votes
1.	A proposal to approve a reverse stock split of the Company's outstanding Common Shares at a ratio of one-for-two (1:2).	83,808,565	0	0	0	0
2.	A proposal to approve a change of the Company's name from WH Holdings (Cayman Islands) Ltd. to Herbalife Ltd.	83,808,565	0	0	0	0
3.	A proposal to approve (i) an increases in (a) the number of the Company's authorized Common Shares to 500 million and (b) the number of the Company's authorized preference shares to 7.5 million and (ii) the elimination of the Company's preferred shares (other than the Company's preference shares.)	83,808,565	0	0	0	0
4.	A proposal to adopt a form of new Amended and Restated Memorandum and Articles of Association to (i) implement a series of amendments that may have the effect of providing more flexibility to the Board of Directors and of inhibiting a change of control of the Company and (ii) implement certain additional changes such as removing antiquated provisions.	83,808,565	0	0	0	0
5.	A proposal to approve a form of indemnification agreement to be entered into between the Company and its directors and certain of its officers.	83,808,565	0	0	0	0
6.	A proposal to approve the Company's 2004 Stock Incentive Plan.	83,808,565	0	0	0	0

Part II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common shares have been listed on the New York Stock Exchange ("NYSE") since December 16, 2004 and trade under the symbol "HLF." The following table is based upon the information available to us and sets forth the range of the high and low sales prices for our common shares in each of the relevant fiscal quarters presented, based upon quotations on the NYSE consolidated transaction reporting system.

Quarter Ended	High	Low
March 31, 2003	n/a	n/a
June 30, 2003	n/a	n/a
September 30, 2003	n/a	n/a
December 31, 2003	n/a	n/a
Quarter Ended	High	Low
March 31, 2004	n/a	n/a
June 30, 2004	n/a	n/a
September 30, 2004	n/a	n/a
December 31, 2004	16.85	14.00

        The market price of our common shares is subject to fluctuations in response to variations in our quarterly operating results, general trends in the market for our products and product candidates, economic and currency exchange issues in the foreign markets in which we operate and other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for our common shares, regardless of our actual or projected performance.

        The closing price of our common shares on March 7, 2005, was $16.00. The approximate number of holders of record of our common shares as of March 7, 2005 was 318. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in "street name" by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

        In December 2004 we used a portion of the net proceeds from the initial public offering of our common shares to pay a special dividend of $2.64 per common share, or $139.7 million, to our shareholders of record on December 14, 2004. In addition, we paid a cash dividend of $0.12 per common share, or $6.3 million, to shareholders of record on December 13, 2004.

        The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, restrictions imposed by our credit agreement, cash requirements, future prospects and other factors deemed relevant by our board of directors. Our credit agreement permits payments of dividends as long as no default exist and the amount does not exceed $20.0 million per fiscal year, provided that the amount of dividends may be increased by 25% of the consolidated net income for the prior fiscal year, if the Leverage Ratio as defined in the credit agreement for the four fiscal quarters of such fiscal year is less than or equal to 2.00:1.00.

        The information required by this Item 5 with respect to the Company's Equity Compensation Plans is set forth in Item 12 "Security Ownership at Certain Beneficial Owners and Mangement and Related Stockholder Matters—Equity Compensation Plan Information" and is herein incorporated by reference.

Recent Sales of Unregistered Securities

        Since the date of our formation through the date hereof, we have issued and sold the following unregistered securities:

Option Grants and Option Exercises

        As of March 7, 2005, we have granted options to purchase 10,270,551 common shares to employees, officers and directors under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan at exercise prices ranging from $0.88 to $25.00 per share. During the same period, we issued and sold 942,974 common shares pursuant to exercises of options granted under this plan at prices ranging from $0.88 to $9.00 per share.

        As of March 7, 2004, we have granted options to purchase 400,000 common shares to our independent directors under the Independent Directors' Stock Option Plan of WH Holdings (Cayman Islands) Ltd. at exercise prices ranging from $0.88 to $3.52 per share. During the same period, we have not issued nor sold any common shares pursuant to exercises of options granted under this plan.

        We have granted options to purchase 1,530,000 common shares to members of our executive management under the Herbalife Ltd. 2004 Stock Incentive Plan at an exercise price of $15.50 per share. To date, we have not issued or sold any common shares pursuant to exercises of options granted under this plan.

        All of these grants were made to our employees, officers, or directors under written compensatory benefit plans within the limits on the amount of securities than can be issued under Rule 701 promulgated under Section 3(b) of the Securities Act. Accordingly, these grants and sales were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act.

Warrants

        On July 31, 2002, in connection with the issuance of the Company's 12% Series A Cumulative Convertible Preferred Shares, the Company issued warrants to purchase an aggregate of 2,040,816 Preferred Shares at an exercise price of $0.01 per share to GarMark Partners, L.P. ("GarMark"), Whitney Private Debt Fund ("Whitney Debt Fund") and Green River Offshore Fund ("Green River"). GarMark received a warrant to purchase 1,149,302 Preferred Shares, Whitney Private Debt Fund received a warrant to purchase 805,585 Preferred Shares and Green River received a warrant to purchase 85,929 Preferred Shares. All outstanding warrants were exercised in March 2004.

        On December 1, 2004, in connection with the termination of certain monitoring fee agreements (see "Certain Relationships and Related Transactions"), the Company issued 700,000 warrants to purchase an aggregate of 700,000 common shares, at an exercise price of $15.50, to the Equity Sponsors. Whitney received 455,000 warrants and GGC Administration, LLC received 245,000 warrants. The issuances of the warrants described above were made in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

12% Series A Cumulative Convertible Preferred Shares

        On March 8, 2004, Whitney Private Debt Fund exercised its warrant to purchase 805,585 Preferred Shares for an aggregate exercise price of $8,055.85 and Green River exercised its warrant to purchase 85,929 Preferred Shares for an aggregate exercise price of $859.29. The issuance of the Preferred Shares upon the exercise of the warrants was made in reliance upon Section 4(2) of the Securities Act Transactions by an issuer not involving a public offering.

        On March 8, 2004, each outstanding Preferred Share automatically, and without any action on the part of the Company's shareholders, converted into one of a common share and $1.76 cash, plus accrued and unpaid dividends in accordance with our memorandum and articles of association and Cayman Islands law. While we do not believe that this conversion constituted a "sale" of securities within the meaning of the Securities Act, if the conversion were determined to be such a sale, we believe that it would be deemed exempt from the registration requirements of the Securities Act by virtue of Section 4(2), as discussed below, and Section 3(a)(9) as an exchange of one security for another of the same issuer for no additional consideration and no commission or other remuneration was paid or given, directly or indirectly, for soliciting such exchange.

        On March 8, 2004, GarMark entered into an exchange agreement providing for the exchange of its warrant to purchase 1,149,302 Preferred Shares for 574,651 common shares and $2.0 million in cash. The exchange of GarMark's warrant to purchase Preferred Shares for common shares and cash was made in reliance upon Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering, as described in more detail below.

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data as of December 31, 2003 and 2004, the seven month period ended July 31, 2002, the five month period ended December 31, 2002 and the years ended December 31, 2003 and 2004 from our audited financial statements and the related notes included elsewhere in this document. The selected historical consolidated financial data as of December 31, 2000, 2001 and 2002, and for the years ended December 31, 2000 and 2001 have been derived from our audited financial statements for such years, which are not included in this document. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical consolidated financial statements and accompanying notes included elsewhere in this document. All common share and earnings per share data for the Company gives effect to a 1:2 reverse stock split, which took effect December 1, 2004.

	Predecessor			Company
	Year Ended December 31,				Year Ended December 31,
			January 1 to July 31, 2002	August 1 to December 31, 2002
	2000	2001			2003	2004
	(Dollars in Thousands)
Income Statement Data:
Net sales	$1,085,484	$1,020,130	$644,188	$449,524	$1,159,433	$1,309,663
Cost of sales	268,992	241,522	140,553	95,001	235,785	269,913

Gross profit	816,492	778,608	503,635	354,523	923,648	1,039,750
Royalty overrides	382,322	355,225	227,233	159,915	415,351	464,892
Selling, General and Admin Expenses(1)	363,731	354,608	207,390	135,536	401,261	436,139
Acquisition transaction expenses(2)	9,498	—	54,708	6,183	—	—

Operating income(1)	60,941	68,775	14,304	52,889	107,036	138,719
Interest income (expense), net	2,354	3,413	1,364	(23,898)	(41,468)	(123,305)

Income before income taxes and minority interest	63,295	72,188	15,668	28,991	65,568	15,414
Income taxes	25,318	28,875	6,267	14,986	28,721	29,725

Income (loss) before minority interest	37,977	43,313	9,401	14,005	36,847	(14,311)
Minority interest	1,058	725	189	—	—	—

Net income(loss)	$36,919	$42,588	$9,212	$14,005	$36,847	($14,311)

Earnings (loss) per share:
Basic	$1.28	$1.40	$0.28	$—	$—	($0.27)
Diluted	$1.22	$1.36	$0.27	$0.27	$0.69	($0.27)
Weighted average shares outstanding:
Basic	28,827	30,422	32,387	—	—	52,911
Diluted	30,353	31,250	33,800	51,021	53,446	52,911

	Predecessor			Company
	Year Ended December 31,				Year Ended December 31,
			January 1 to July 31, 2002	August 1 to December 31, 2002
	2000	2001			2003	2004
	(in thousands except per share data)
Other Financial Data:
Retail sales (unaudited)(3)	$1,764,851	$1,656,168	$1,047,690	$731,505	$1,894,384	$2,146,241
Net cash provided by (used in):
Operating activities	46,141	95,465	37,901	28,039	94,648	80,223
Investing activities	(49,968)	(16,366)	18,995	(456,046)	2,854	(9,378)
Financing activities	(14,079)	(3,456)	(35,292)	491,519	(18,831)	(21,981)
Depreciation and amortization	15,693	18,056	11,722	11,424	55,605	43,896
Capital expenditures(4)	25,383	14,751	6,799	3,599	20,435	30,279
	Predecessor		Company
	As of December 31,		As of December 31,
	2000	2001	2002	2003	2004
	(in thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents(5)	$140,250	$201,181	$76,024	$156,380	$201,577
Receivables, net	24,600	27,609	29,026	31,977	29,546
Inventories	99,332	72,208	56,868	59,397	71,092
Total working capital	145,211	177,813	7,186	1,521	(1,556)
Total assets	416,937	470,335	855,705	903,964	948,701
Total debt	8,417	10,612	340,759	325,294	486,217
Shareholders' equity(6)	222,401	260,916	191,274	237,788	64,342
Cash Dividends per common share	0.60	0.60	0.30	—	2.76

(1)
The year ended December 31, 2003 includes $5.1 million in legal and related costs associated with litigation resulting from the Acquisition.

(2)
The year ended December 31, 2000 includes fees and expenses in connection with a proposed acquisition transaction by our founder, Mark Hughes. The seven months ended July 31, 2002 and the five months ended December 31, 2002 include fees and expenses related to the Acquisition.

(3)
In previous years, we reported retail sales on the face of our income statement in addition to the required disclosure of net sales. Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the retail sales amount. "Product sales" represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as "distributor allowances," which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. "Net sales" represents product sales and handling and freight income.

Retail
sales data is referred to in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our use of retail sales reflect the fundamental role of "retail sales" in our accounting systems, internal controls and operations, including the basis upon which the distributors are being paid. In addition, information in daily and monthly reports reviewed by our management relies on retail sales data.

The
following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Predecessor			Company
	Year Ended December 31,
			January 1 to July 31, 2002	August 1 to December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
	2000	2001
	(dollars in thousands)
Retail sales	$1,764,851	$1,656,168	$1,047,690	$731,505	$1,894,384	$2,146,241
Distributor allowance	(820,723)	(774,513)	(492,997)	(345,145)	(899,264)	(1,021,196)

Product sales	944,128	881,655	554,693	386,360	995,120	1,125,045
Handling and freight income	141,356	138,475	89,495	63,164	164,313	184,618

Net sales	$1,085,484	$1,020,130	$644,188	$449,524	$1,159,433	1,309,663

(4)
Includes acquisition of property from capitalized leases of $0.4 million, $3.8 million, $2.1 million, $1.4 million, $6.8 million, $7.2 million for 2000, 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002, the years ended December 31, 2003, and 2004, respectively.

(5)
Includes restricted cash of $10.6 million and $5.7 million as of December 31, 2002 and December 31, 2003, respectively, and $1.3 million of marketable securities at December 31, 2002.

(6)
In December 2004 we used a portion of the net proceeds from the initial public offering of our common shares to pay a $2.64 dollar amount per common share or $139.7 million special cash dividend to our shareholders of record on December 14, 2004. In addition, we paid a $0.12 per common share or $6.3 million cash dividend to shareholders on record on December 13, 2004. In March 2004 in conjunction with the conversion of our 12% preferred shares into common shares we paid a total of $221.6 million to the preferred shareholders, including $38.5 million, representing accrued and unpaid dividends.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis in conjunction with "Selected Financial Data" and the related notes and our consolidated financial statements and related notes, each included elsewhere in this document.

Overview

        We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of "changing people's lives" by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.3 billion for the year ended December 31, 2004. We sell our products in 59 countries through a network of over one million independent distributors. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 25-year operating history.

        We offer products in three principal categories: weight management products, nutritional supplements which we refer to as "inner nutrition" and personal care products which we refer to as "Outer Nutrition®". Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors' cross-selling opportunities.

        Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products and the recruitment and retention of distributors.

        The opportunities and challenges upon which we are most focused are driving retailing of our product, recruitment and retention of distributors and improving distributor productivity, entering new markets, further penetrating existing markets, pursuing local distributor initiatives, introducing new products, developing niche market segments and further investing in our infrastructure. We are continuing to strengthen the cooperation between senior management and distributor leadership to focus on these key initiatives.

        A key non-financial measure we focus on is Volume Points on a Royalty Basis (hereafter "Volume Points"), which is essentially our weighted unit measure of product sales volume. It is a useful measure for us, as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. In general, an increase in Volume Points in a particular region or country directionally indicates an increase in local currency net sales.

Volume Points by Geographic Region

	For the year ended December 31,
	(Volume Points in millions)
	2002	% change	2003	% change	2004	% change
The Americas	679.6	12.1%	688.1	1.3%	761.7	10.7%
Europe	472.3	14.1	525.0	11.2	574.5	9.4
Asia/Pacific Rim	272.0	3.1	229.4	(15.7)	269.2	17.3
Japan	124.5	(16.8)	102.5	(17.8)	72.8	(29.0)

Worldwide	1,548.4	8.0%	1,545.0	(0.2%)	1,678.2	8.6%

        Another key non-financial measure on which we focus on is the number of distributors qualified as supervisors under our compensation system. Distributors qualify for supervisor status based on their Volume Points.

        The growth in the number of supervisors is a general indicator of the level of distributor recruitment, which generally drives net sales in a particular country or region. Our compensation system requires each supervisor to re-qualify for such status each year, prior to February. There is significant variation in the number of supervisors from the fourth quarter to the first quarter of any given year due to the timing of the re-qualification process. This fluctuation is normal and consistent, does not reflect a dramatic underlying change in the business in comparing these two sequential quarters, and will become more meaningful period to period throughout the year.

        The following tables show trends in the number of supervisors over the reporting period by region, and fluctuations within each notable country are discussed in the appropriate net sales section below where pertinent. In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified.

Number of Supervisors by Geographic Region as of Reporting Period

	As of December 31,
	2002	% change	2003	% change	2004	% change
The Americas	105,474	10.1%	110,165	4.4%	124,605	13.1%
Europe	76,587	9.1	84,665	10.5	102,203	20.7
Asia/Pacific Rim	65,111	(8.0)	55,564	(14.7)	55,460	(0.2)
Japan	31,906	(11.4)	24,485	(23.3)	16,860	(31.1)

Worldwide	279,078	2.3%	274,879	(1.5)%	299,128	8.8%

Number of Supervisors by Geographic Region as of Requalification Period

	As of February,
	2002	2003	2004*	2005
The Americas	62,737	67,921	75,359	87,925
Europe	47,230	51,290	70,239	65,104
Asia/Pacific Rim	40,423	35,637	31,790	38,524
Japan	22,013	18,287	13,946	9,547

Worldwide	172,403	173,135	191,334	201,100

*
In 2004 certain modifications were made to the requalification criteria resulting in approximately 19,000 additional supervisors, including approximately 9,000 relating to a change in the business model in Russia.

        Supervisors must re-qualify annually. The requalification period covers the twelve months starting in February and ending the following January. The number of supervisors by geographic region as of the reporting dates will normally be higher than the number of supervisors by geographic region as of the requalification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor in February. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic regions.

        The value of the average monthly purchase of Herbalife products by our supervisors has remained relatively constant over time. Consequently, increases in our sales are driven primarily by our retention of supervisors and by our recruitment and retention of distributors, rather than through increases in the productivity of our overall supervisor base.

        The modification in 2004 to the supervisor re-qualification criteria was a limited test. This modification allowed distributors who otherwise would have failed to requalify as supervisors to continue to receive the benefit of product discounts, while forfeiting their down-line royalties. We believe this test was successful because we retained approximately 10,000 distributors, and generated approximately 12 million additional Volume Points, which would represent approximately $9.4 million in net sales, $5.2 million in operating margin and an immaterial impact to Selling, General & Administrative Expenses. As a result of the test, the Company has modified the supervisor re-qualification criteria for all distributors in 2005. While the Company cannot predict the effect of this modification with certainty, we believe that this modification will likely lead to a higher level of supervisor retention and increased product sales.

        We provide distributors with products, support material, training, special events and a competitive compensation program. If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife's products, by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.

Presentation

        As a result of the acquisition of Herbalife International, Inc. ("Herbalife International") on July 31, 2002 by an investment group led by Whitney & Co., LLC ("Whitney") and Golden Gate Private Equity, Inc. ("Golden Gate") (the "Acquisition"), the audited financial statements included elsewhere herein consist of financial information from Herbalife International and its subsidiaries (collectively, our "Predecessor") and Herbalife Ltd. and its subsidiaries (collectively, the "Successor," "we," "us," "our" or the "Company"). The results of operations and cash flows of our Predecessor prior to the Acquisition incorporated in the following discussion are the historical results and cash flows of our Predecessor. These results of our Predecessor do not reflect any purchase accounting adjustments, which are included in our results subsequent to the Acquisition. Due to the results of purchase accounting applied as a result of the Acquisition and the additional interest expense associated with the debt incurred to finance the Acquisition, our results of operations may not be comparable in all respects to the results of operations of our Predecessor prior to the Acquisition. However, our management believes a discussion of our 2002 operations is made more meaningful by combining our results with the results of the Predecessor. Accordingly, for the purpose of management's discussion and analysis of financial condition and results of operations, our results of operations, including our segment operations and cash flows for the year ended December 31, 2002, have been derived by combining the results of operations and cash flows of our Predecessor for the period starting January 1, 2002 through July 31, 2002 with the results of operations and cash flows of the Successor for the period starting August 1, 2002 through December 31, 2002. The terms "we," "us," "our" and "Company" refer to our Predecessor before the Acquisition for periods through July 31, 2002 and to the Successor after the Acquisition for periods subsequent to July 31, 2002, or the entire year from January 1, 2002 to December 31, 2002, as the context requires.

        "Retail Sales" represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and "net sales", which reflects distribution allowances and handling and freight income, is what the Company collects and recognizes as net sales in its financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, information in daily and monthly reports reviewed by our management relies on Retail Sales data. However, such a measure is not in accordance with the Generally Accepted Accounting Principles in the U.S. ("GAAP"). You should not consider Retail Sales in isolation from, nor is it a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to Retail Sales is presented below. "Product sales" represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as "distributor allowances," which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

        Our "gross profit" consists of net sales less "cost of sales," which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

        "Royalty Overrides" are our most significant expense and consist of:

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

        Royalty Overrides are generally earned based on Retail Sales, and approximate in the aggregate about 23% of Retail Sales or approximately 35% of our net sales. Royalty Overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of Retail Sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide. Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has calculated this period of certainty to be three years worldwide, whereas previously this period varied by country, ranging from 12 months to 30 years. In order to achieve consistency among all countries, the Company adjusted the period over which such amounts would be taken into income to three years on a Company-wide basis. The impact of this change for the year ended December 31, 2004 is a pre-tax benefit of approximately $2.4 million.

        "Selling, General and Administrative Expenses" represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, distributor marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.

        "11 3/4% Notes" refers to Herbalife International's 11 3/4% senior subordinated notes due 2010. "9 1/2% Notes" refers to our 9 1/2% notes due 2011.

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

Summary Financial Results

        For the year ended December 31, 2004, net sales increased by 13.0% as compared to the same period in 2003, driven by increases in all regions except for a decrease in Japan. These increases resulted from a combination of an increase in the number of our supervisors, generally favorable foreign currency exchange rates, a comprehensive promotional program in Europe and the launch of new products, while the decrease in Japan was driven by factors including ineffective prior country management and limited product launches.

        Net results for the year ended December 31, 2004, including $71.5 million of pre-tax recapitalization expenses (approximately $60.5 million net of tax), was a loss of $14.3 million, or a loss of $0.27 per diluted share, which was $51.2 million lower than the prior-year net income of $36.8 million or earnings of $0.69 per diluted share. The recapitalization expenses in the first and fourth quarters of 2004 of $71.5 million pre-tax resulted from the repurchase our 1512% senior notes, and the 11 3/4 Notes, and the refinancing of Herbalife International's term loan. Net results were also impacted by the interest expense associated with the 912% Notes, higher promotional expenses and labor costs, partially offset by the 13.0% increase in net sales, the favorable impact of aged royalties and the favorable impact of the appreciation of foreign currencies. Overall, the appreciation of foreign currencies had a $12.9 million favorable impact on net results for 2004.

Results of Operations

        Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

        The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Predecessor		Company	Combined	Company
	Year Ended December 31, 2001	January 1 to July 31, 2002	August 1 to December 31, 2002	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	23.7	21.8	21.1	21.5	20.3	20.6

Gross profit	76.3	78.2	78.9	78.5	79.7	79.4
Royalty overrides	34.8	35.3	35.6	35.4	35.8	35.5
Selling, general & admin expenses	34.8	32.2	30.1	31.4	34.7	33.3
Acquisition transaction expenses	—	8.5	1.4	5.6	—	—

Operating income	6.7	2.2	11.8	6.1	9.2	10.6
Interest income (expense), net	0.4	0.2	(5.4)	(2.0)	(3.5)	(9.4)

Income before income taxes and minority interest	7.1	2.4	6.4	4.1	5.7	1.2
Income taxes	2.9	1.0	3.3	2.0	2.5	2.3

Income (loss) before minority interest	4.2	1.4	3.1	2.1	3.2	(1.1)
Minority interest	—	—	—	—	—	—

Net income (loss)	4.2	1.4	3.1	2.1	3.2	(1.1)

Year ended December 31, 2004 compared to year ended December 31, 2003

Net Sales

        The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2003					2004
	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Change in Net Sales
	(dollars in millions)
The Americas	$687.9	$(328.9)	$359.0	$65.4	$424.4	$762.6	$(364.4)	$398.2	$70.0	$468.2	10.3%
Europe	733.4	(349.4)	384.0	64.2	448.2	875.5	(418.0)	457.5	78.7	536.2	19.6%
Asia/Pacific Rim	271.6	(123.6)	148.0	19.5	167.5	338.7	(156.3)	182.4	24.1	206.5	23.3%
Japan	201.5	(97.4)	104.1	15.2	119.3	169.4	(82.5)	86.9	11.9	98.8	(17.2)%

Total	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	13.0%

        Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management's role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, ensure strong teamwork and leadership among the Chairman's Club and President's Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events—Extravaganzas and World Team Schools—where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in selling, general & administrative expenses. An example is the Barcelona Extravaganza held in August of 2004 and mentioned below. Sales are driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have ranged from our 2003 laptop computer promotion to vacations or other qualifying events for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in selling, general & administration expenses. A current example is the "Atlanta Challenge" discussed below. Similar to sales events, it is not possible for us to draw a precise quantitative correlation between a successful promotion and a resultant long-term effect on net sales.

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

        The Company's strategy has included and will continue to include generating and maintaining growth within existing markets. We generally expect to continue to spend the current level of selling, general & administrative expenses (as a percent of net sales) to maintain or stimulate sales growth, while making strategic investments in new initiatives as discussed in the business strategy section. In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico and the Total Plan in Brazil, as described in the net sales discussion below. Management's strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally where appropriate.

The Americas

        Net sales in The Americas increased $43.8 million, or 10.3%, for the year ended December 31, 2004, as compared to 2003. In local currency, net sales increased by 10.7% for the year ended December 31, 2004, as compared to 2003. The fluctuation of foreign currency rates had a negative impact of $1.6 million on net sales for the year ended December 31, 2004. The overall increase was a result of net sales growth in Brazil and Mexico of $29.2 million and $28.8 million, or 74.4% and 39.1%, respectively, for the year ended December 31, 2004. These countries continue to benefit from strong country and distributor leadership that focuses on recruiting and retention of the distributor force that retails our product, and a product line and business opportunity that is attractive to the demographics in those countries. The net sales growth in Brazil and Mexico was partially offset by a net sales decrease in the U.S. of $22.0 million, or 8.0%.

        The continued net sales growth in Brazil is evidenced by the increased number of supervisors, up 54.6% at December 31, 2004 compared to 2003, the expansion of the Total Plan, strong distributor leadership, a highly effective country management team and a good product portfolio. The Total Plan is a low cost lead generating method where distributors use our personal care line of products and offer consultations to obtain referrals. This concept specifically supports our retailing and recruiting initiatives and has been a catalyst for growth in Brazil.

        The continued net sales growth in Mexico is evidenced by the increased number of supervisors, up 33.0% at December 31, 2004 compared to December 31, 2003, which reflects the renewed emphasis on distributor and customer retention programs such as the Nutrition Clubs, which are new and innovative means by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products. The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor. Our distributors have opened over 2000 Nutrition Clubs to date.

        Growth in Brazil and Mexico was partly offset by a decline in net sales in the U.S., of $22.0 million, or 8.0%, for the year ended December 31, 2004, as compared to December 31, 2003. This was evidenced by a 6.1% decrease in the number of supervisors at December 31, 2004 as compared to 2003, with a similar volume point decrease when compared to the prior year. This is a continuation of a downward trend in the U.S., although the decrease in 2004 is lower than the decrease experienced in 2003. Contributing factors to this continued decline include distraction among senior distributor leadership related to the transition of our new senior management team, strong competition from other direct selling companies and marketing difficulties experienced during the transition to the new ShapeWorks™ product line launched in March 2004. The transition to the new ShapeWorks™ product line in the U.S. cost approximately $4.2 million, which was primarily recorded in selling, general & administrative expenses. Of this, approximately $0.6 million was related to several previous versions of the package design, labels and related promotional materials, a cost that is not expected to be incurred in future transitions of this product in other regions. We believe the U.S. continues to be a viable market and therefore we have taken numerous steps to turn the business around. For example, we have organized regional "mini-extravaganza" sales events, the opening of a regional sales center in Dallas, created a U.S. country management team, where previously the U.S. was managed from The Americas Region, and introduced retailing and recruiting programs used successfully in Brazil and Mexico such as the Total Plan and Nutrition Clubs. The multiple regional mini-extravaganzas cost approximately $1.9 million in 2004, which was recorded in selling, general & administrative expenses. We expect a similar level of spending in 2005 to help stimulate growth in the U.S. market. Regional sales centers are small, walk up distribution centers that we are opening in key areas of the U.S. where we feel we are underdeveloped. The walk up centers allow distributors to interact with us on a more personal basis and we believe they will assist distributors with their recruiting and retention efforts. To set up the regional sales center in Dallas, we incurred $0.4 million in capital expenditures and we will spend approximately $0.6 million in annual operating expenses. To the extent that management chooses to continue to expand this model throughout the U.S. based upon a thorough financial review, we would expect a similar level of expenditure for each regional sales center that the Company may potentially open. Management's evaluation in this area has not yet been completed. Management and senior distributor leadership will continue to target promotions, events and products to specific key U.S. metro areas. We believe this should increase the efficiency of our spending, while increasing market penetration.

        We expect 2005 sales in the America's region to continue its positive year over year growth primarily as a result of the expected continuation of the strong momentum in Mexico and Brazil and a leveling of the decline in the U.S.

Europe

        Net sales in Europe increased $87.9 million, or 19.6%, for the year ended December 31, 2004, as compared to 2003. In local currency net sales increased 8.6% for the year ended December 31, 2004, as compared to 2003. The fluctuation of foreign currency rates had a positive impact on net sales of $49.4 million for the year ended December 31, 2004. Most European markets recorded net sales growth partly as a result of an eight-month promotion ending in June 2004 that helped our distributors increase recruiting and retention and was further supported by the motivation and training at the Barcelona Extravaganza in July 2004. We spent $3.9 million, recorded in Selling, General & Administrative Expenses, on this eight month incremental sales promotion, called the "Billion Dollar Challenge." The Barcelona Extravaganza had a net cost of $1.8 million and was recorded in the selling, general & administrative expenses. The November 2004 launch of ShapeWorks™ in Europe at the Bologna World Team School has been well received by distributors, reflecting a smoother launch than in the U.S. earlier this year.

        Net sales in Spain were up $13.8 million, or 72.5%, for the year ended December 31, 2004, as compared to 2003, due to a cohesive, renewed focus by distributor leadership, an increasing emphasis locally on health and nutrition and the success of the Billion Dollar Challenge and the Barcelona Extravaganza. Net sales in Turkey were up $11.4 million, or 85.7%, for the year ended December 31, 2004, as compared to 2003, due to increasing acceptance of the direct selling concept in Turkey as well as an energetic distributor leadership group. In Italy, one of our largest European markets, net sales were up $7.1 million, or 11.2%, for the year ended December 31, 2004, as compared to 2003, driven by strong country management and distributor leadership collaboration on recruiting and retention programs. In the Netherlands, another of our larger European markets, net sales were up $8.3 million, or 17.8%, for the year ended December 31, 2004, as compared to 2003, partly due to the Corporate/Distributor co-sponsored TV program, "Fitness Challenge", which increased the visibility of the Herbalife name. The Company's cost related to the Fitness Challenge was less than $0.1 million, and was recorded in Selling, General & Administrative Expenses. We are currently reviewing whether to repeat this sponsorship in 2005. In addition, we initiated a new worldwide promotion, The Atlanta

Challenge, at the Barcelona Extravaganza in July, as a means to incent distributors to qualify for our 25th Anniversary Extravaganza in April 2005 in Atlanta. The 25th Anniversary Cruise is a special worldwide vacation promotion, separate from, but occurring in connection with the 25th Anniversary Extravaganza in Atlanta, and is expected to cost approximately $6.0 million. This is an event that distributors qualified for during 2004. Accordingly, we have accrued the expense in selling, general & administrative expenses. We do not expect a similar promotion in 2005. The 25thAnniversary Extravaganza will replace the major regional extravaganzas in 2005, although we may still hold smaller regional events to carry the excitement and momentum of this event. We expect the net cost of the 25th Anniversary Extravaganza in Atlanta to be approximately $6.4 million.

        In the first quarter of 2004, we took over the management of product distribution in Russia and Greece. Prior to this, we used a third-party importer to manage and distribute our product to distributors in these countries. We have now opened an administrative office and a company-operated distribution center in these countries to more closely align with our business model in most other countries around the world. This will allow more direct interaction with our distributors, which we feel will improve communication and ultimately enhance recruiting and retention of distributors in those countries. The cost of the change in business model in these countries was $1.0 million in capital expenditures, $4.4 million in transition costs that we do not expect to incur in the future and $5.9 million in net additional annual operating expenses. The transition costs and operating expenses were recorded in selling, general & administrative expenses.

        We believe that 2005 sales should continue the positive year over year volume growth partly due to the European introduction of ShapeWorks™, the momentum we expect to generate from the Extravaganza, and new products and business tools being launched at the Extravaganza.

Asia/Pacific Rim

        Net sales in Asia/Pacific Rim increased $39.0 million, or 23.3%, for the year ended December 31, 2004, as compared to 2003. In local currency, net sales increased 19.2% for the year ended December 31, 2004, as compared to 2003. The fluctuation of foreign currency rates had a $6.8 million positive impact on net sales for the year ended December 31, 2004. The overall increase was attributable mainly to an increase in Taiwan, partly offset by a decrease in South Korea.

        Net sales in Taiwan increased $23.8 million, or 49.6%, for the year ended December 31, 2004, over 2003, due primarily to an increase in the number of supervisors by 34.0% at December 31, 2004, as compared to the same time last year, highly engaged distributor leadership, strong country management, increased local distributor trainings and initiatives to promote individual recognition of well performing distributors, new product launches, positive momentum from the Bangkok Extravaganza held in September and various other regional promotions. The Bangkok Extravaganza had a net cost of $1.7 million and was recorded in selling, general & administrative expenses. In 2005 this and other regional extravaganzas will be replaced by the 25thAnniversary Atlanta Extravaganza. Management will evaluate the need for smaller regional events to carry the excitement and momentum of the 25thAnniversary Atlanta Extravaganza to those around the world who are unable to attend. Net sales in South Korea decreased $8.0 million, or 18.3%, for the year ended December 31, 2004, as compared to 2003. It appears that numerous initiatives begun in the fourth quarter of 2003, are making an impact. To illustrate this improvement, while volume was flat (an improvement over prior year's trend), net sales increased 11.0% in the fourth quarter as compared to the same period last year. We expect South Korea will report positive year over year sales growth in 2005. In late 2004 we introduced ShapeWorks™ in South Korea, at a cost of less than $0.1 million, which was recorded in selling, general & administrative expenses, and which we believe should help with recruiting and retailing initiatives.

        Overall, we believe that continued local distributor training and the positive momentum from the Bangkok Extravaganza, along with the launch of ShapeWorks™, the momentum we expect to generate from the 25th Anniversary Extravaganza, and new products and business tools being launched at the 25thAnniversary Extravaganza. should contribute to ongoing sales increases in the Asia/Pacific Rim region in 2005.

Japan

        Net sales in Japan decreased $20.5 million, or 17.2%, for the year ended December 31, 2004, as compared to 2003. In local currency, net sales in Japan decreased 22.9% for the year ended December 31, 2004, as compared to 2003. The fluctuation of foreign currency rates had a $6.8 million favorable impact on net sales for the year ended December 31, 2004. The net sales decline in 2004, which is a continuation of a five-year downward trend in Japan, albeit at a slower rate for this reporting period, had been driven primarily by ineffective prior country management, which had not properly motivated distributor leadership or introduced new products in a timely manner to meet distributor expectations. This weakness has been exacerbated by strong competition from other direct selling companies and a general deterioration of the Japanese economy. In the third quarter of 2004, we appointed a new country manager who is currently focusing on uniting and motivating distributor leadership to improve recruiting and retention of distributors, and we are in the process of expanding our product line to address local country demographic needs. For example in late 2004 we introduced a green tea flavored Formula 1 and we created individual serving "packets" for our Formula 1 product. In 2005 we will be opening a new sales office in a central location of Tokyo, a significant improvement over the existing location that we believe should give us greater visibility in a key population center. In combination with implementing new brand and volume incentive promotional programs, we believe the above initiatives should help improve financial performance in 2005.

Sales by Product Category

	Year Ended December 31,
	2003					2004
	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
	(dollars in millions)
Weight Management	$840.4	$(413.2)	$427.2	$72.9	$500.1	$945.1	$(465.3)	$479.8	$81.3	$561.1	12.2%
Inner Nutrition	849.0	(417.5)	431.5	73.6	505.1	946.5	(466.0)	480.5	81.5	562.0	11.3%
Outer Nutrition®	177.6	(87.3)	90.3	15.4	105.7	207.3	(102.1)	105.2	17.9	123.1	16.5%
Literature, Promotional and Other	27.4	18.7	46.1	2.4	48.5	47.3	12.2	59.5	4.0	63.5	30.9%

Total	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	13.0%

        Our increased emphasis on the science of weight management and nutrition during the past two years, illustrated by our assembly of the Scientific Advisory Board and the Medical Advisory Board, has resulted in numerous product introductions like Niteworks™ and Garden 7™ and the introduction of ShapeWorks™, a personalized meal replacement program. Due to the launch of our ShapeWorks™ product line in March 2004 and the introduction of new personal care products, net sales of weight management products and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products. The rationalization of our Outer Nutrition® product line in 2002 resulted in an initial decrease in sales, but since then the line has represented approximately 9% of our net sales. The product line today is designed to complement the weight management and inner nutrition product lines with products for improving the appearance of the body, skin and hair. Literature, Promotional and

Other, which includes product buy-backs and returns in all product categories, increased due to a decrease in returns and refunds. We expect shifts within these categories from time to time as we launch new products.

Gross Profit

        Gross profit was $1,039.8 million for the year ended December 31, 2004, as compared to $923.6 million in 2003. As a percentage of net sales, gross profit for the year ended December 31, 2004 decreased from 79.7% to 79.4%, as compared to 2003. The decrease in gross profit as a percentage of net sales for the year ended December 31, 2004 was attributable mainly to an increase in provisions made for slow moving and obsolete inventory of $4.8 million as well as a small sales mix variance, which was partially offset by lower raw material and vendor costs. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

        Royalty Overrides as a percentage of net sales were 35.5% for the year ended December 31, 2004, as compared to 35.8% in 2003. As a percentage of net sales, Royalty Overrides decreased by 0.3% for the year ended December 31, 2004, as compared to 2003, due primarily to the $2.4 million favorable impact of aged royalties. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General & Administrative Expenses

        Selling, general, and administrative expenses as a percentage of net sales were 33.3% for the year ended December 31, 2004, as compared to 34.6% in 2003.

        For the year ended December 31, 2004, selling, general & administrative expenses increased $34.8 million to $436.1 million from $401.3 million in 2003. The increase included $15.4 million in higher salaries and benefits, due primarily to normal merit increases, the impact of foreign currency fluctuations, a lower bonus expense in 2003 based on not fully achieving targets that year and increases related to the strengthening of the management team regionally and in the U.S.; $13.8 million in additional professional fees associated with higher legal and accounting expenses, including Sarbanes-Oxley compliance, technology expenses, and higher manufacturing consulting expenses related to the start-up of our facility in China; $4.5 million in additional promotional expenses related primarily to the ShapeWorks™ launch, the eight-month European promotion program noted above which ended in June 2004 and expenses related to our 25th Anniversary promotions, all of which were detailed in the discussion of net sales by region; $12.2 million in higher non-income taxes due primarily to higher sales in certain jurisdictions; $2.6 million relating to the recapitalization in March, which we do not expect to recur in 2005; and $3.0 million in higher provisions made for doubtful accounts. The changes discussed above include the unfavorable impact of foreign currency fluctuations on operating expenses of $9.3 million The increases were partially offset by $8.7 million lower litigation expenses, $4.6 million lower foreign exchange transaction losses and $11.7 million lower amortization expense of intangibles for the year ended December 31, 2004, as compared to 2003, due to the final allocation in the third quarter of 2003 of the purchase price in connection with the Acquisition.

        In December 2004, we reached an agreement with the Equity Sponsors to terminate a monitoring fee agreement in exchange for the issuance of 700,000 warrants. Using the Black-Scholes model we have calculated the fair value of this consideration to be approximately $2.9 million, which is included in 2004 expenses.

        We target a product gross profit of approximately 80% of net sales, which allows us to economically remit royalties to our distributor organization, pay our vendors for product and cover operating costs associated with product development and licensing, warehousing, distribution and transportation. We generally do not target promotions or advertising at any particular product or brand. Our significant promotions are generally aimed at generating increased levels of recruiting and retention of distributors. An example is the European Billion Dollar Challenge in the first half of 2004. Under this promotion, distributors qualified for various levels of award, based on the incremental sales volume they achieved. Generally, when a major new product is launched, there will be expenditures related to the roll-out and promotion of such products. Based on the breadth and manner of a product launch, these costs could be material or immaterial. For example, as detailed previously in the net sales discussion, we introduced ShapeWorks™ in the United States in 2004 at an extravaganza, at a cost of approximately $3.7 million, net of costs of labeling and packaging revisions prior to introduction. The same product was launched in Europe at the Bologna event (a "mini-extravaganza") at a cost of $0.5 million, and in South Korea, not tied to any major event, at a cost of less than $0.1 million. Product or brand advertising is generally handled by our distributors, although in 2005, we anticipate participating in sponsoring certain sporting events that will raise awareness and recognition of the Herbalife brand. We have not finalized these plans, but we expect that spending on such events would not be material in 2005.

        We expect 2005 selling, general & administrative expenses to increase approximately 7% to 8% over 2004 levels reflecting general salary merit increases and further investments in China and sales events, although we expect that as a percentage of net sales, these expenses should remain flat with 2004 levels.

Net Interest Expense

        Net interest expense was $123.3 million for the year ended December 31, 2004, as compared to $41.5 million in 2003. The higher interest expense in 2004 was primarily due to the two recapitalizations in 2004 as noted in the table below and $8.2 million additional interest expense associated with the $275.0 million principal amount of our 9 1/2% Notes issued in March 2004:

Interest Expense (dollars in millions)	Year ended December 31,2004	Year ended December 31,2003
11 3/4% Notes-Redemption Premium and write-off of deferred financing fees	$49.9	$1.4
12 1/2% Senior Notes-Redemption Premium and write-off of deferred financing fees	15.4	—
Term Loan-Write-off of deferred financing fees	4.5	—
Revolver-Write-off of deferred finance fees	1.7	—

Recapitalization expenses included in Interest Expense	$71.5	$1.4
Interest Expense	51.8	40.1

Total Interest Expense	$123.3	$41.5

        As part of the continuation of the fourth quarter 2004 recapitalization, we exercised a contract provision to redeem 40%, or $110 million, of the 9 1/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The premium and the write-off of deferred financing fees of $14.2 million associated with this redemption will be included in interest expense in the first quarter of 2005.

Income Taxes

        Income taxes were $29.7 million for the year ended December 31, 2004, as compared to $28.7 million in 2003. As a percentage of pre-tax income, the estimated effective income tax rate was 192.8% for the year ended December 31, 2004, as compared to 43.8% in 2003. The increase in the effective tax rate for the year ended December 31, 2004 as compared to 2003 was caused primarily by the expenses related to the recapitalizations, a significant portion of which are non-deductible, and the non-deductible interest expense associated with the 9 1/2% Notes. Excluding the impact of the recapitalization expenses of $71.5 million, the 2004 effective tax rate would have been approximately 47%. In 2005, we believe the effective tax rate should decrease to 43%, reflecting the lower level of non deductible interest, and before the impact of the $14.2 million of premium and write-off of deferred financing fees noted in interest expense above. We estimate the unfavorable impact to the effective tax rate of including these expenses could be as high as 4%.

Foreign Currency Fluctuations

        Currency fluctuations had a favorable impact of $12.9 million on net results for the year ended December 31, 2004, when compared to what current year net results would have been using last year's foreign exchange rates. For the year ended December 31, 2004, the regional effects were a favorable $7.5 million in Europe, a favorable $2.7 million in Asia/Pacific Rim, a favorable $0.2 million in The Americas, and a favorable $2.5 million in Japan.

Net Results

        Net results for the year ended December 31, 2004 including $71.5 million of pre-tax recapitalization expenses (approximately $60.5 million net of tax), was a loss of $14.3 million, or a loss of $0.27 per diluted share, which was $51.2 million lower than the prior-year net income of $36.8 million or earnings of $0.69 per diluted share. The recapitalization expenses in the first and fourth quarters of 2004 of $71.5 million pre-tax resulted from the repurchase our 15 1/2% senior notes, and the 11 3/4Notes, and the refinancing of Herbalife International's term loan. Net results were also impacted by the interest expense associated with the 9 1/2% Notes, higher promotional expenses and labor costs, partially offset by the 13.0% increase in net sales, the favorable impact of aged royalties and the favorable impact of the appreciation of foreign currencies. Overall, the appreciation of foreign currencies had a $12.9 million favorable impact on net results for 2004.

Year ended December 31, 2003 compared to year ended December 31, 2002

	Predecessor	Company	Combined	Company
	January 1 to July 31, 2002	August 1 to December 31, 2002	Year ended December 31, 2002	Year ended December 31, 2003
	(dollars in millions)
Operations:
Net sales	$644.2	$449.5	$1,093.7	$1,159.4
Cost of sales	140.6	95.0	235.6	235.8

Gross profit	503.6	354.5	858.1	923.6
Royalty overrides	227.2	159.9	387.1	415.3
Selling, general & administrative expenses	207.4	135.5	342.9	401.3
Acquisition transaction expenses	54.7	6.2	60.9	—

Operating income	14.3	52.9	67.2	107.0
Interest income (expense), net	1.4	(23.9)	(22.5)	(41.5)

Income before income taxes and minority interest	15.7	29.0	44.7	65.5
Income taxes	6.3	15.0	21.3	28.7

Income before minority interest	9.4	14.0	23.4	36.8
Minority interest	0.2	—	0.2	—

Net income	$9.2	$14.0	$23.2	$36.8

        For the year ended December 31, 2003, net income increased to $36.8 million from $23.2 million in 2002. Net sales for the year ended December 31, 2003 increased 6.0% to $1,159.4 million from $1,093.7 million in 2002, helped by the appreciation of foreign currencies, primarily the euro.

        Excluding the impact of pre-tax amortization expense of intangibles resulting from the Acquisition of $34.5 million and $1.5 million in 2003 and 2002, respectively, transaction expenses of $60.9 million in 2002 relating to the Acquisition, 2003 legal and related costs associated with litigation resulting from the Acquisition of $5.1 million, $6.2 million in incremental fees and expenses paid to our Equity Sponsors in 2003, and the favorable impact of foreign currency appreciation of approximately $15.8 million in 2003, operating income increased 5.7% to $137.0 million in 2003 from $129.6 million in 2002. The improved result was attributed to increased sales throughout Europe, Brazil and Mexico, partly offset by the decreased sales in the U.S., Japan and South Korea. We expect that sales in the U.S., Japan and South Korea will improve following the execution of our revitalization initiatives for 2004, which are described below. We anticipate some impact associated with the discovery of BSE in the United States, but do not expect this issue to have a material effect on our business.

Net Sales

        The following chart reconciles Retail Sales to net sales:

Sales by Geographic Regions

	Year Ended December 31,
	2002					2003
	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
	(dollars in millions)
The Americas	$683.1	$(324.7)	$358.4	$65.9	$424.3	$687.9	$(328.9)	$359.0	$65.4	$424.4	0.0%
Europe	560.3	(266.3)	294.0	48.7	342.7	733.4	(349.4)	384.0	64.2	448.2	30.8
Asia/Pacific Rim	294.7	(130.0)	164.7	20.8	185.5	271.6	(123.6)	148.0	19.5	167.5	(9.7)
Japan	241.1	(117.1)	124.0	17.2	141.2	201.5	(97.4)	104.1	15.2	119.3	(15.5)

Total	$1,779.2	$(838.1)	$941.1	$152.6	$1,093.7	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	6.0%

        Net sales growth in The Americas was flat with 2002. In local currency, net sales increased by 1.9%. The slight increase was a result of increases in both Brazil and Mexico, which were mostly offset by declining sales in the U.S. Net sales in Brazil and Mexico increased 71.4% and 13.3%, respectively, while net sales in the U.S. declined 10.3% in 2003. In the fourth quarter of 2003, the rate of net sales decline in the U.S. slowed in connection with the introduction of a new sales promotion. In 2004, it is our goal to revitalize the U.S. market through new product introductions, the enhanced use of internet tools, the opening of strategically located sales centers and the implementation of distributor leadership initiatives.

        Net sales in Europe increased $105.5 million or 30.8% in 2003 compared to the prior year. In local currency, net sales increased 14.7% as compared to 2002. The appreciation of the euro and other European currencies was a primary reason for the overall sales increase. Net sales in many of the established countries like Belgium (up 115.1%), France (up 59.9%), Netherlands (up 33.2%), Spain (up 72.2%), Switzerland (up 54.9%) and Turkey (up 371.5%) showed notable growth as reported in U.S. dollars. In 2004, it is our goal to increase sales by strengthening our presence in Europe and in particular in Russia and Greece by expanding our distributor services and taking over the management of product distribution, which in the past has been handled through third party importers.

        Net sales in Asia/Pacific Rim decreased $18.0 million or 9.7% in 2003 as compared to the prior year. In local currency, net sales decreased 13.3%. The sales decrease was due to a $32.5 million or 42.5% decline in South Korea partly offset by a $9.6 million or 25.0% increase in Taiwan. During 2003, we implemented several new initiatives to help the distributors in South Korea regain momentum, including improving their incentive arrangements and introducing new internet tools and several new products. We believe that these initiatives have helped stabilize sales during the second half of 2003.

        Net sales in Japan decreased $21.9 million or 15.5% during 2003 as compared to the prior year. In local currency, net sales in Japan decreased 22.8%. The decline in the Japanese market over the last year has continued due to strong competition and the general deterioration in economic conditions in Japan. In 2004, it is our goal to revitalize the Japanese market through new product introductions, enhanced use of internet tools, and the implementation of distributor leadership initiatives.

Sales by Product Category

	Year Ended December 31,
	2002					2003
	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
	(dollars in millions)
Weight Management	$779.8	$(381.1)	$398.7	$66.9	$465.6	$840.4	$(413.2)	$427.2	$72.9	$500.1	7.4%
Inner Nutrition	797.7	(389.8)	407.9	68.4	476.3	849.0	(417.5)	431.5	73.6	505.1	6.0
Outer Nutrition®	182.0	(88.9)	93.1	15.6	108.7	177.6	(87.3)	90.3	15.4	105.7	(2.8)
Literature, Promotional and Other	19.7	21.7	41.4	1.7	43.1	27.4	18.7	46.1	2.4	48.5	12.5

Total	$1,779.2	$(838.1)	$941.1	$152.6	$1,093.7	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	6.0%

        The increase in net sales for weight management and inner nutrition products was due to our increased emphasis on science-based products. In addition, during 2002 we rationalized our Outer Nutrition® line by eliminating color cosmetics, resulting in decreased net sales in 2003. We believe that our Outer Nutrition® product line is now better aligned with our other product categories.

Gross Profit

        Gross profit was $923.6 million for the year ended December 31, 2003 compared to $858.2 million in the prior year. As a percentage of net sales, gross profit for the year ended December 31, 2003 increased from 78.5% to 79.7% as compared to the prior year. The increase in gross profit reflected inventory management initiatives which have reduced obsolescence by $3.5 million, a decrease in freight and duty expenses of $3.2 million, and the favorable impact of stronger foreign currencies.

Royalty Overrides

        Royalty Overrides as a percentage of net sales were 35.8% for the year ended December 31, 2003 as compared to 35.4% in the prior year. The ratio varies slightly from period to period primarily due to a change in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of sales.

Selling, General & Administrative Expenses

        Selling, general & administrative Expenses as a percentage of net sales were 34.6% for the year ended December 31, 2003, as compared to 31.4% in the prior year. For the year ended December 31, 2003, these expenses increased $58.4 million to $401.3 million from $342.9 million in the prior year. The increase included $34.5 million amortization expense of intangibles in 2003 compared to $1.5 million in 2002. In addition, Selling, General & Administrative Expenses were unfavorably impacted by approximately $10.9 million due to the appreciation of foreign currencies, by approximately $6.9 million due to increased promotional expenses, by approximately $9.1 million due to litigation costs and related legal expenses, and by approximately $6.2 million due to fees and expenses paid to our Equity Sponsors subsequent to the Acquisition. Lower salaries and wages expense partly offset the increased expense reflecting efficiencies realized from various cost savings initiatives.

Acquisition Transaction Expenses

        In 2002, we recorded $21.9 million relating to fees and $39.0 million of stock option expenses in connection with the Acquisition.

Net Interest Expense

        Net interest expense was $41.5 million for the year ended December 31, 2003 as compared to $22.5 million in the prior year. The increase was mainly due to a full year's interest expense relating to the term loan, the 11 3/4% Notes and the 15.5% senior notes in 2003, as compared to only five months of interest expense for those same items in 2002.

Income Taxes

        Income taxes were $28.7 million for the year ended December 31, 2003 as compared to $21.3 million for the prior year. As a percentage of pre-tax income, the annual effective income tax rate was 43.8% for 2003 and 47.6% for 2002. The higher effective tax rate in 2002 reflected primarily the non-deductibility of certain acquisition-related expenses incurred in 2002.

Foreign Currency Fluctuations

        Currency fluctuations had a favorable impact of $9.5 million on net income for the year ended December 31, 2003 when compared to what current year net income would have been using 2002 foreign exchange rates. For the year ended December 31, 2003, the regional effects were an unfavorable impact of $3.2 million in The Americas, a favorable impact of $1.5 million in Asia/Pacific Rim, a favorable impact of $11.2 million in Europe, and no material impact in Japan.

Net Income

        Net income for the year ended December 31, 2003 was $36.8 million compared to net income of $23.2 million for the prior year. Net income increased primarily because of the factors noted above.

Liquidity and Capital Resources

        We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material restrictions on the ability to transfer and remit funds among our international affiliated companies.

        For the year ended December 31, 2004, we generated $80.2 million from operating cash flows, as compared to $94.6 million in 2003. The decrease in cash generated from operations reflected an increase in interest paid of $52.2 million resulted from a higher total interest on our increased long-term borrowings after the recapitalization in the first quarter of 2004 and premiums paid of $40.6 million related to the redemptions of the 15 1/2% Senior Notes and 9 1/2% Notes in the first quarter and the fourth quarter of 2004, respectively, partially offset by an increase in operating income of $31.7 million, which was primarily driven by a 13 percent growth in net sales.

        Capital expenditures, including capital leases, for the year ended December 31, 2004 were $30.3 million, as compared to $20.4 million in 2003. The majority of these expenditures represented investments in management information systems, internet tools for distributors and office facilities and equipment in the United States. We expect to incur capital expenditures of up to $40.0 million in 2005.

        In connection with the Acquisition, we consummated certain related financing transactions including Herbalife International's issuance of the 11 3/4% Notes in the amount of $165.0 million and entering into a senior credit facility, consisting of a term loan in the amount of $180.0 million and a revolving credit facility in the amount of $25.0 million.

        In March 2004, we and our lenders amended Herbalife International's existing senior credit facility. Under the terms of the amendment, we made a prepayment of $40.0 million to reduce outstanding amounts under Herbalife International's senior credit facility. In connection with this prepayment, the lenders under Herbalife International's senior credit facility waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The amendment also lowered the interest rate to LIBOR plus a 2.5% margin, increased the capital spending allowance under Herbalife International's existing senior credit facility and permitted us to complete a recapitalization. The schedule of the principal payments was also modified so that we were obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

        In March 2004, Herbalife and its wholly-owned subsidiary WH Capital Corporation completed the $275.0 million offering of the 9 1/2% Notes. The proceeds of the offering together with available cash were used to pay $183.1 million for the original issue price in cash due upon conversion of 104.1 million outstanding Herbalife 12% Series A Cumulative Convertible preferred shares including 2.0 million warrants exercised in connection with this offering, to pay all accrued and unpaid dividends of $38.5 million, to redeem our 15 1/2% Senior Notes and to pay related fees and expenses. Interest on the 9 1/2% Notes is paid in cash semi-annually in arrears on April 1 and October 1 of each year. The 9 1/2% Notes are our general unsecured obligations, ranking equally with any of our existing and future senior indebtedness and senior to all of Herbalife's future subordinated indebtedness. Also, the 9 1/2% Notes are effectively subordinated to all existing and future indebtedness and other liabilities of Herbalife's subsidiaries.

        In December 2004, Herbalife completed an initial public offering in connection with which a series of recapitalization transactions were completed, including the tender for all of the outstanding 11 3/4% Notes of which 99.9% accepted the tender offer, and a replacement of the existing term loan and revolving credit facility with a new $225 million senior credit facility. In addition, we redeemed $110 million principal value excluding discounts or 40% of our outstanding 9 1/2% Notes in February of 2005 for the cash value of $120.5 million including a premium of $10.5 million.

        The new $225 million senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2% and the term loan bears interest at LIBOR plus 2 1/4%. We are obligated to pay $0.5 million every quarter until September 30, 2010 and the remaining principal on December 21, 2010 for the term loan. As of December 31, 2004, no amounts had been borrowed under the revolving credit facility.

        The new senior credit facility and the 9 1/2% Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates. Additionally, the new senior credit facility includes covenants relating to the maintenance of certain leverage, fixed charge coverage, and interest coverage ratios, and requirements to make early payments to the extent of excess cash flow, as defined.

        The following summarizes our contractual obligations including interest at December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period
	Total	2005	2006	2007	2008	2009	2010 & thereafter
	(dollars in millions)
Term Debt	$253.9	$11.1	$11.2	$11.1	$11.0	$10.9	$198.6
11 3/4% Notes	0.2	—	—	—	—	—	0.2
9 1/2% Notes	380.5	129.2	15.7	15.7	15.7	15.7	188.5
Capital Lease	9.5	4.7	3.3	1.5	—	—	—
Other debt	8.9	6.7	1.4	0.8	—	—	—
Operating leases	19.6	10.6	5.4	1.8	1.0	0.5	0.3

Total	$672.6	$162.3	$37.0	$30.9	$27.7	$27.1	$387.6

        Whitney and Golden Gate (and/or their affiliates) were parties to a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which they originally purchased our Preferred Shares. Under the terms of the Share Purchase Agreement, Whitney and Golden Gate could, subject to approval by our board of directors and 75% of our shareholders, require us to pay a dividend to all of our shareholders related to certain income that may be taxable to them resulting from their ownership of our shares. We completed our analysis with regard to this payment and based on this analysis, we made $1.4 million and $4.9 million dividend payments to our shareholders in the fourth quarter of 2004, related to certain income that may be taxable to them for the years ended December 31, 2003 and December 31, 2004, respectively.

        In connection with the initial public offering we paid a special cash dividend to stockholders of record prior to the offering in the amount of $139.7 million.

        The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, restrictions imposed by our credit agreement, cash requirements, future prospects and other factors deemed relevant by our board of directors. Our credit agreement permits payments of dividends as long as no default exist and the amount does not exceed $20.0 million per fiscal year, provided that the amount of dividends may be increased by 25% of the consolidated net income for the prior fiscal year, if the Leverage Ratio as defined in our credit agreement for the four fiscal quarters of such fiscal year is less than or equal to 2.00:1.00.

        We recently entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated. In consideration for the termination of the Share Purchase Agreement, we entered into a Tax Indemnification Agreement with certain Equity Sponsors (and/or their affiliates). As consideration for the termination of the Share Purchase Agreement, we have entered into a Tax Indemnification Agreement with certain Equity Sponsors (and/or their affiliates) pursuant to which we have agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the terms of the Tax Indemnification Agreement, we assume, for this purpose, that each indemnified party is a "United States shareholder" as defined in Section 951(b) of the Code. We do not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. Our new credit facility permits us to pay these tax indemnity payments, but restricts the aggregate amount that we can pay in any given year to no more than $15 million. We currently anticipate that any amounts that we are required to pay under this agreement in the future will be immaterial to us.

        As of December 31, 2004, we had negative working capital of $1.6 million. Cash and cash equivalents were $201.6 million at December 31, 2004, compared to $150.7 million at December 31, 2003.

        We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 9 1/2% Notes and the new senior credit facility. There can be no assurance, however, that our business will service our debt, including our outstanding notes, or fund our other liquidity needs.

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

Quarterly Results of Operations

        All common shares and earnings per share data for the successor gives effect to a 1:2 reverse stock split, which took effect December 1, 2004.

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
			(in thousands except per share data)
Operations:
Net sales	$280,039	$288,878	$290,391	$300,125	$324,052	$324,160	$319,809	$341,641
Cost of sales	56,961	58,401	58,987	61,437	63,618	66,245	68,961	71,089

Gross profit	223,078	230,477	231,404	238,688	260,434	257,915	250,848	270,552
Royalty Overrides	99,510	103,481	104,971	107,389	115,856	114,532	111,978	122,526
Selling, general & administrative expenses	84,376	86,724	111,089	119,072	107,840	105,199	102,772	120,329
Acquisition transaction expenses	—	—	—	—	—	—	—	—

Operating income	39,192	40,272	15,344	12,227	36,738	38,184	36,098	27,697
Interest income (expense), net	(9,947)	(10,255)	(11,404)	(9,862)	(27,373)	(14,256)	(13,604)	(68,071)

Income (loss) before income taxes and minority interest	29,245	30,017	3,940	2,365	9,365	23,928	22,494	(40,374)
Income taxes	12,374	12,803	2,241	1,302	9,849	11,840	11,004	(2,968)

Income (loss) before minority interest	16,871	17,214	1,699	1,063	(484)	12,088	11,490	(37,406)
Minority interest	—	—	—	—	—	—	—	—

Net income (loss)	$16,871	$17,214	$1,699	$1,063	$(484)	$12,088	11,490	($37,406)

Earnings (loss) per share
Basic	$—	$—	$—	$—	$(0.01)	$0.23	$0.22	$(0.68)
Diluted	$0.32	$0.32	$0.03	$0.02	$(0.01)	$0.22	$0.21	$(0.68)
Weighted average shares outstanding
Basic	—	—	—	—	52,035	52,063	52,265	55,256
Diluted	51,921	53,334	54,392	54,339	52,035	55,066	55,660	55,256

Contingencies

        We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

        Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws. The plaintiffs alleged that the NWTW system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors. The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both the income that could be generated through use of the NWTW system as well as in the way they described the Herbalife business opportunity. In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, "endless chain schemes," insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices. The plaintiffs sought to hold Herbalife International vicariously liable for the actions of these independent distributors. Without in any way admitting liability or wrongdoing, the Company has reached a binding settlement with the plaintiffs. Under the terms of the settlement, the Company (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) offer rebates up to a maximum aggregate amount of $2 million, on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter. The related settlement amounts excluding potential future discounts were included in our 2003 selling, general and administrative expenses.

        Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International liable for the practices of its distributors. More specifically, the plaintiffs' complaint alleges that several of Herbalife International's distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA's prohibition of such practices. Herbalife International's distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife's policies, which require its distributors to comply with all applicable federal, state and local laws. We believe that we have meritorious defenses to the suit.

        As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. The effects of these claims to date have not been material to us, and the reasonably possible range of exposure on currently existing claims is not material to us. We believe that we have meritorious defenses to the allegations contained in the lawsuits. We currently maintain product liability insurance with a self insured retention of $10 million.

        Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The aggregate amount of assessed taxes, penalties and interest to date is approximately $6.7 million. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owing, and we are vigorously contesting the additional proposed taxes and related charges.

        These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on our financial condition and operating results. This opinion is based on our belief that any losses we suffer would not be material and that we have meritorious defenses. Although we have reserved an amount that we believe represents the likely outcome of the resolution of these disputes, if we are incorrect in our assessment we may have to record additional expenses.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to market risks, which arise during the normal course of business from changes in interest rates and foreign currency exchange rates. On a selected basis, we use derivative financial instruments to manage or hedge these risks. All hedging transactions are authorized and executed pursuant to written guidelines and procedures.

        We have adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

        A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

        We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated as cash flow hedges for forecasted transactions.

        We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate ("strike rate"). These contracts provide protection in the event that the foreign currency weakens beyond the option strike rate.

        The following table provides information about the details of our option contracts:

Foreign Currency	Coverage	Average strike price	Fair value	Maturity date
	(in millions)		(in millions)
At December 31, 2004
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$4.5	$102.06-$103.43	$—	Jan-Mar 05
Japanese yen	$4.5	$101.31-$102.63	$0.1	Apr-Jun 05
Japanese yen	$4.5	$100.52-$101.79	$0.1	Jul-Sep 05
Japanese yen	$4.5	$99.70-$100.90	$0.2	Oct-Dec 05

	$18.0		$0.4

Purchase Puts (Company may sell euro/buy USD)
Euro	$10.2	$1.31-$1.35	$—	Jan-Mar 05
Euro	$10.2	$1.32-$1.35	0.1	Apr-Jun 05
Euro	$10.2	$1.31-$1.36	0.2	Jul-Sep 05
Euro	$10.2	$1.32-$1.36	0.3	Oct-Dec 05

	$40.8		$0.6

At December 31, 2003
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$6.0	107.75—107.97	$—	Jan-Mar 2004
Japanese yen	6.0	107.39—107.62	0.1	Apr-Jun 2004
Japanese yen	6.0	106.95—107.25	0.2	Jul-Sep 2004
Japanese yen	6.0	106.43—106.80	0.2	Oct-Dec 2004

	$24.0		$0.5

Written Calls (Counterparty may buy yen/sell USD)
Japanese yen	$6.0	102.00	$—	Jan-Mar 2004
Japanese yen	6.0	102.00	—	Apr-Jun 2004
Japanese yen	6.0	102.00	(0.1)	Jul-Sep 2004
Japanese yen	6.0	102.00	(0.1)	Oct-Dec 2004

	$24.0		$(0.2)

Purchase Puts (Company may sell euro/buy USD)
Euro	$9.4	1.16—1.19	$—	Jan-Mar 2004
Euro	9.4	1.16—1.19	0.1	Apr-Jun 2004
Euro	5.7	1.16—1.16	—	Jul-Sep 2004
Euro	5.7	1.15-1.16	0.1	Oct-Dec 2004

	$30.2		$0.2

Written Calls (Counterparty may buy euro/sell USD)
Euro	$5.7	1.21	$(0.2)	Jan-Mar 2004
Euro	5.7	1.21	(0.3)	Apr-Jun 2004
Euro	5.7	1.21	(0.3)	Jul-Sep 2004
Euro	5.7	1.21	(0.3)	Oct-Dec 2004

	$22.8		$(1.1)

        Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results. The fair value of forward contracts is based on third-party bank quotes.

        The following table provides information about the details of our forward contracts:

Foreign currency	Contract date	Forward position	Maturity date	Contract rate	Fair value
		(in millions)			(in millions)
At December 31, 2004
Buy EUR sell USD	12/22/04	$3.4	1/24/05	1.34	$3.5
Buy GBP sell USD	12/22/04	$3.4	1/24/05	1.91	$3.5
Buy JPY sell USD	12/22/04	$24.1	1/24/05	104.00	$24.5
Buy SEK sell USD	12/22/04	$3.0	1/24/05	6.74	$3.0
Buy Euro sell Rouble	12/23/04	$1.3	1/24/05	37.74	$1.3
Buy MXP sell Euro	12/6/04	$10.2	1/5/05	15.02	$10.1
Buy DKK sell Euro	12/6/04	$0.4	1/5/05	7.43	$0.4
Buy AUD sell Euro	12/6/04	$2.7	1/5/05	1.74	$2.7
Buy NOK sell Euro	12/6/04	$1.8	1/5/05	8.15	$1.8
Buy TWD sell Euro	12/6/04	$1.1	1/5/05	42.94	$1.1
Buy CAD sell Euro	12/21/04	$1.5	1/7/05	1.64	$1.5
Buy NZD sell Euro	12/21/04	$0.4	1/7/05	1.88	$0.4
At December 31, 2003
Buy TWD Sell EURO	12/02/03	$2.6	1/5/04	41.12	$2.5
Buy CAD Sell EURO	12/02/03	$1.2	1/5/04	1.57	$1.2
Buy DKK Sell EURO	12/02/03	$0.8	1/5/04	7.44	$0.8
Buy SEK Sell EURO	12/02/03	$0.8	1/5/04	9.01	$0.8
Buy AUD Sell EURO	12/02/03	$1.1	1/5/04	1.66	$1.1
Buy AUD Sell EURO	12/19/03	$1.5	1/5/04	1.68	$1.5
Buy GBP Sell USD	12/19/03	$3.2	1/23/04	1.76	$3.2
Buy SEK Sell USD	12/19/03	$1.6	1/23/04	7.33	$1.7
Buy JPY Sell USD	12/19/03	$14.0	1/23/04	107.71	$14.1
Buy EURO Sell USD	12/19/03	$1.0	1/23/04	1.24	$1.0

        All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At December 31, 2004, the total amount of our foreign subsidiary cash was $66.4 million, of which $5.1 million was invested in U.S. dollars.

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

        The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of December 31, 2004. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at December 31, 2004. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (in millions)	$—	$—	$—	$—	$—	$0.2	$0.2	$0.2
Average Interest Rate							11.75%
Variable Rate (in millions)	$2.0	$2.0	$2.0	$2.0	$2.0	$190.0	$200.0	$200.0
Average Interest Rate							4.72%
Fixed Rate (in millions)	$107.2	$—	$—	$—	$—	$160.9	$268.1	$305.3
Average Interest Rate							9.5%

        An interest rate cap was used to hedge the interest rate exposure on the $180 million term loan which had a variable interest rate. The cap provided protection in the event the three month LIBOR rate were to increase beyond 5%. This cap was terminated on December 22, 2004.

        Under the new $200 million term loan, the company is obligated to enter into for a minimum of three years after December 21, 2004 closing date an interest rate hedge for up to 25% of the aggregate principal amount of the term loan. On February 24, 2005 the company entered into an interest rate swap to fulfill this obligation.

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

        We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information." Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 59 countries throughout the world and is organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

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

        Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of retail sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 2.4%, 1.9% and 1.1% for the years ended December 31, 2002, 2003 and 2004 respectively. No material changes in estimates have been recognized for the year ended December 31, 2004 or for the years ended December 31, 2003 and 2002.

        We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management's assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $8.4 million, $4.2 million, and $6.2 million as of December 31, 2002, 2003 and 2004, respectively.

        In accordance with Statement of Financial Accounting Standards ("SFAS") 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of December 31, 2004, we had goodwill of approximately $167.5 million, and marketing franchise of $310.0 million. No write-downs have been recognized for the year ended December 31, 2002, 2003, or 2004.

        Contingencies are accounted for in accordance with SFAS 5, "Accounting for Contingencies." SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

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

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" and supersedes Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

        We are required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and on a preliminary basis we expect the adoption will not have a material impact on our consolidated statements of operations, relative to currently existing options.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004" ("AJCA"). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Our financial statements and notes thereto and the reports of KPMG LLP and Deloitte & Touche LLP, independent registered public accounting firms, are set forth in the Index to Financial Statements in Part III at Item 15 and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A. CONTROLS AND PROCEDURES

        Changes in Internal Control over Financial Reporting.    There has been no change in our internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably like to materially affect, our internal control over financial reporting. As a result, no corrective actions were required or undertaken.

        Disclosure Controls and Procedures.    The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this report conducted by the Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

        Management's Report on Internal Control over Financial Reporting.    Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

        The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which will require us to include in our annual reports on Form 10-K, beginning in fiscal 2006, an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management's assessment of the effectiveness of such internal controls over financial reporting. Management has made the decision to early-adopt these rules effective for our fiscal year ended December 31, 2004. While these rules do not require the company to disclose internal control deficiencies in its filings under the Exchange Act, the Company has voluntarily chosen to provide such information in this annual report.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        No changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) or 15d-15(e) have come to management's attention that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company's Chief Executive Officer and Chief Financial Officer became aware of three significant deficiencies in the Company's design of internal controls. These deficiencies relate to:

  •
  Controls over change management and access by information technology employees and other employees to the Company's information technology systems.

  •
  Level of review of non-routine accounting entries prepared by senior accounting staff during a temporary short-staffing situation in the corporate accounting department; and

  •
  The controls over the intercompany account reconciliation process

        The Company believes that these deficiencies did not affect the accuracy of its financial statements included in this annual report on Form 10-K. The Company is taking steps to correct these deficiencies.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Herbalife Ltd.:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd.) (the "Company") and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Herbalife Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended

December 31, 2004, and our report dated March 11, 2005, expressed an unqualified opinion on those consolidated financial statements.

We do not express an opinion or any form of assurance on management's statement referring to post year-end steps being taken to correct the significant deficiencies.

/s/  KPMG LLP

Los Angeles, California
March 14, 2005

Item 9B. OTHER INFORMATION

        None.

Part III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Biographical information follows for each person who serves as a director and/or an executive officer of Herbalife and Herbalife International. The table sets forth certain information regarding these individuals (ages are as of March 7, 2005).

Name	Age	Position with Herbalife	Director/Officer Since	Class*
Peter M. Castleman(3)	48	Chairman of the Board, Director	2002	I
Michael O. Johnson(3)	50	Chief Executive Officer, Director	2003	I
Gregory Probert	48	Chief Operating Officer	2003	—
Henry Burdick	62	Vice Chairman, Director	2002	I
Richard Goudis	43	Chief Financial Officer	2004	—
Brett R. Chapman	49	General Counsel	2003	—
Kenneth J. Diekroeger(3)	42	Director	2002	II
James H. Fordyce(1)	45	Director	2002	II
Markus Lehmann	43	Director	2003	II
Charles L. Orr	61	Director	2002	II
Jesse T. Rogers(1)	47	Director	2002	III
Leslie Stanford	47	Director	2002	I
Leroy T. Barnes, Jr.(2)(3)**	53	Director	2004	III
Richard P. Bermingham(1)(2)**	65	Director	2004	III
Peter Maslen(1)(2)**	53	Director	2004	III

(1)
Member of the Compensation Committee of Herbalife.

(2)
Member of the Audit Committee of Herbalife.

(3)
Member of corporate governance and nominating committee of Herbalife.

*
Our Board of Directors is divided into three classes of the same or nearly the same number of directors, each serving staggered terms. Initially, directors serving in Class I will serve a one-year term, directors serving in Class II will serve a two-year term, and directors serving in Class III will serve a three-year term. Thereafter, directors serving in each class will each serve a staggered three-year term.

**
On December 13, 2004, our Board appointed three new directors to the Board, which became effective upon the listing of our common shares on the New York Stock Exchange on December 16, 2004, (a) each of whom is "independent," as defined under and required by the federal securities laws and the rules of the New York Stock Exchange, (b) each of whom will be members of our Audit Committee, and (c) one of whom is an "audit committee financial expert," as this term has been defined by the SEC in Item 401(h)(2) of Regulation S-K.

        As a result of the disposition agreement and voting agreement by and among certain affiliates of our Equity Sponsors we are deemed to be a "controlled company" within the meaning of the rules and regulations of the NYSE. Among other things, our status as a controlled company means that we are not be subject to all of the NYSE requirements that would otherwise be applicable. For example, as a controlled company we are not required to have independent directors comprise a majority of the members of our Board of Directors. When and if we cease to be a controlled company, we will comply with the additional requirements of the NYSE within the time prescribed by the NYSE regulations.

        We currently expect that over the course of approximately three years the number of our directors will decrease from 12 to nine. We anticipate that the percentage of independent directors on our Board will increase over such time.

        Peter M. Castleman is the Chairman of our Board. Mr. Castleman is Managing Partner of Whitney, a position that he has held for more than a decade. Prior to joining Whitney over fifteen years ago, Mr. Castleman was with Morgan Stanley & Co. and prior to that with J.P. Morgan & Co., Inc. Mr. Castleman received his MBA from Harvard Business School and his undergraduate degree from Duke University. Mr. Castleman is currently a director of several private companies. He was previously a director of numerous other companies, including The North Face, Inc., Advance Paradigm, Eon Labs Inc., and Pharmanex, Inc.

        Michael O. Johnson is Chief Executive Officer. Mr. Johnson joined Herbalife in April 2003 after 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, and also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon and The Movie Channel. Mr. Johnson received his Bachelor of Arts in Political Science from Western State University.

        Gregory Probert is Chief Operating Officer of Herbalife. Mr. Probert joined Herbalife in August 2003 after serving as President and CEO of DMX MUSIC for over 2 years. Mr. Probert joined DMX MUSIC after serving as Chief Operating Officer of planetLingo from January 2000 to November 2000, where he led the team that designed and built the company's first product, an online conversational system for the $20 billion ESL market in Japan. Immediately prior to planetLingo, Mr. Probert spent 12 years with The Walt Disney Company, where he most recently served as Executive Vice President and Chief Operating Officer for the $3.5 billion Buena Vista Home Entertainment worldwide business. Mr. Probert's positions with The Walt Disney Company also included service as Executive Vice President and Managing Director of the International Home Video Division, Senior Vice President and Managing Director of Buena Vista Home Entertainment, Asia Pacific Region, based in Hong Kong, and Chief Financial Officer of Buena Vista International, Disney's theatrical distribution arm, among others. Mr. Probert received his Bachelor of Science from the University of Southern California and his MBA from California State University, Los Angeles.

        Henry Burdick is Vice Chairman and in charge of new product development. Mr. Burdick was the co-founder and at various times served as the Chairman, President and CEO of Pharmavite Corporation, the makers of the Nature Made brand of nutritional supplements. Mr. Burdick was a partner and a member of the Board of Directors of Crystal Geyser Water Co. from 1991 to 2002. In May 1996, following his retirement from Pharmavite, Mr. Burdick invested in a research and development company called Generation Health. He renamed the operating company Pharmanex, and was Chairman and CEO until it was sold in 1998 to Nu Skin Enterprises, Inc., a NYSE listed company. Mr. Burdick is also a partner in La Quinta Golf Properties, a golf course development company, and a partner and 50% owner of B&L Properties, a real estate development firm founded in 1975. In addition, Mr. Burdick served from 1998 to August 2002 as a director of Metagenics, a privately held nutritional product formulator and manufacturer. Mr. Burdick was born in Santiago, Cuba and received a B.A. from California State University, Northridge.

        Richard Goudis joined Herbalife in June 2004 as Chief Financial Officer. From 1998 to 2001, Mr. Goudis was the Chief Operating Officer of Rexall Sundown, a Nasdaq 100 company that was sold to Royal Numico in 2000. After the sale to Royal Numico, Mr. Goudis had operations responsibility for all of Royal Numico's U.S. investments, including General Nutrition Centers, or GNC, Unicity

International and Rexall Sundown. From 2002 to May 2004, Mr. Goudis was a partner at Flamingo Capital Partners, a firm he founded with several retired executives from Rexall Sundown. Prior to working at Rexall Sundown, Mr. Goudis worked at Sunbeam Corporation and Pratt & Whitney.

        Brett R. Chapman joined Herbalife in October 2003 as General Counsel. Prior to joining Herbalife, Mr. Chapman spent thirteen years at The Walt Disney Company, most recently as Senior Vice President and Deputy General Counsel, with responsibility for all legal matters relating to Disney's Media Networks Group, including the ABC Television Network, the company's cable properties including The Disney Channel and ESPN, and Disney's radio and internet businesses. Prior to working at The Walt Disney Company, Mr. Chapman was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Chapman received his Bachelor of Science and Master of Science in Business Administration from California State University, Northridge and his Juris Doctorate from Southwestern University School of Law.

        Leroy T. Barnes, Jr. is Vice President and Treasurer of PG&E Corporation, a position he has held since 2001. From 1997 to 2001, Mr. Barnes was Vice President and Treasurer of Gap, Inc. Prior to that, Mr. Barnes was with Pacific Telesis Group/SBC Communications and prior to that with UC Press. Earlier in his career, Mr. Barnes was a consultant at Deloitte & Touche. Mr. Barnes received his Bachelors and Masters degrees from Stanford University, and his MBA in Finance from Stanford Business School.

        Richard P. Bermingham is an independent business consultant and advisor to various companies. Mr. Bermingham has over 40 years of business experience and is currently the Chairman of the board of Bermingham Investment Company where he has held such position since 1997. From 1994 to 1997, Mr. Bermingham was the Vice Chairman of the board of American Golf. Mr. Bermingham worked for Collins Food International (which was acquired by Sizzler International, Inc.) from 1967 to 1994. He served as the Chief Executive Officer and a member of the board of directors of the publicly traded company for the period from 1987 to 1994. Mr. Bermingham is currently a director of Special Value Opportunities Fund. He also serves on the boards of Marymount College, Jordano's, Inc., Interactive Health and Encanto Restaurants LLC, the latter two of which are companies controlled by Whitney or affiliates thereof. Mr. Bermingham was a certified public accountant and received his Bachelor of Science from the University of Colorado.

        Kenneth J. Diekroeger is a Managing Director of Golden Gate Capital, a position he has held since its inception in 2000. From 1996 to 2000, Mr. Diekroeger was a managing director, and partner with American Industrial Partners. Earlier in his career, Mr. Diekroeger was a consultant at Bain & Company. Mr. Diekroeger received his MBA from Stanford University and his Bachelor of Science in Industrial Engineering from Stanford University. He is currently a director of several private companies.

        James H. Fordyce is a partner with certain Whitney-affiliated entities and has been with Whitney since July 1996. Prior to joining Whitney, Mr. Fordyce was with Heller Financial and prior to that with Chemical Bank. Mr. Fordyce received his MBA from Fordham University and his undergraduate degree from Lake Forest College. Mr. Fordyce currently is a director of several private companies.

        Markus Lehmann has been an independent Herbalife distributor for 13 years. A member of the International Chairman's Club, Mr. Lehmann is active with distributors of Herbalife's products throughout the world. Mr. Lehmann has been active in training other Herbalife distributors around the world, and has served on various strategy and planning groups for Herbalife. He is involved in various charities including the Herbalife Family Foundation.

        Peter Maslen is self-employed at Hanson Maslen Group, LLC, which he founded in 2003. From 1999 to 2003, he served as President of Starbucks Coffee International. Earlier in his career, he was with Tricon Restaurants International, and prior to that with Pepsico Restaurants International. Earlier, he was with Mars, Inc. Mr. Maslen received his Bachelor of Arts in Economics and Commerce from the University of Western Australia.

        Charles L. Orr is self-employed as an independent director and advisor to companies operating in the e-commerce, financial services and direct selling industries. From 1993 through 2000, Mr. Orr was President and CEO of Shaklee Corporation which included the brand names of Harry and David, Jackson and Perkins and Shaklee. From 2003 to the present, Mr. Orr has served as the Chairman of the Scientific Advisory Board for Swiss Medica, a Toronto-based start-up company that is developing bio-science products. Mr. Orr served as a director of Provident Mutual Life Insurance Company from 1995 through 2002. His prior business affiliations include CIGNA, Continental Insurance, Federated Investors, RCA Computer Systems, Southwestern Life and Xerox. Mr. Orr received his MBA from the University of Connecticut and Bachelor of Arts from Wesleyan University. He is an advisor to several private companies, and currently serves as a board member of the Direct Selling Education Foundation, a position he has held since 2001.

        Jesse T. Rogers is a Managing Director of Golden Gate Capital, a position he has held since its inception in 2000. Prior to joining Golden Gate Capital, Mr. Rogers was a partner at Bain & Company for over ten years, where he served as the West Coast head of the consumer products practice and founded Bain & Company's worldwide Private Equity Group. Mr. Rogers received his MBA from Harvard Business School and his Bachelor of Arts from Stanford University. He is currently a director of several private companies and previously served as a director of Beringer Wine Estates and Bain & Company.

        Leslie Stanford has been an independent Herbalife distributor for 23 years. A member of the International Chairman's Club, Ms. Stanford is active with distributors of Herbalife's products throughout the world. Ms. Stanford has been active in training other Herbalife distributors around the world, and has served on various strategy and planning groups for Herbalife. She graduated from the University of Alberta, and is involved in various charities including the Herbalife Family Foundation.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

        Our Board of Directors adopted a code of business conduct and ethics applicable to our directors, officers, including the Company's principal executive officer, principal financial officer and principal accounting officer as well as the Company's employees in accordance with applicable rules and regulations of the SEC and the NYSE. The Company's Code of Business Conduct and Ethics is available on our website (www.Herbalife.com).

        Any amendment to, or waiver from, a provision of the Company's Code of Business Conduct and Ethics with respect to the Company's principal executive officer, principal financial officer, principal accounting officer or controller will be posted on the Company's website (www.Herbalife.com).

Audit Committee and Audit Committee Financial Expert

        The Company has a separately-designated standing audit committee. The members of the audit committee are Leroy Barnes, Richard Bermingham and Peter Maslen. Our Board of Directors has determined that one member of the Audit Committee, Richard P. Bermingham, is a financial expert within the meaning of Item 401(h) of Regulation S-K. Our Board of Directors has also determined that each member of the Audit Committee is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Changes in Procedures for Shareholder Nominations

        We amended and restated our memorandum and articles of association in connection with the initial public offering of our common shares to establish provisions for shareholder nominations to stand for election to our Board of Directors. The articles establish an advance notice procedure that must be followed by shareholders if they wish to nominate candidates for election as directors at an annual or extraordinary general meeting of shareholders. The articles provide generally that, if a shareholder desires to nominate a candidate to stand for election as a director at an annual general meeting, such annual general meeting must have been called for the purpose of, among other things, the election of directors, and the shareholder must have given notice of such nomination not earlier than the 120th day prior to such meeting and not later than the 90th day prior to such meeting, or the 10th day following the day on which public announcement is first made of the date of the meeting, whichever is later.

        The shareholder's notice must set forth: (a) all information relating to a proposed nominee that is required to be disclosed in solicitations of proxies for election of directors in an election, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, including the potential nominee's written consent to being named in the proxy statement as a nominee and to serving as a director if elected, and (b) as to the shareholder giving the notice (i) the name and address of the shareholder, as they appear on the Register of Members, (ii) the class and number of common shares that are owned beneficially and/or of record by the shareholder, (iii) a representation that the shareholder is a registered holder of common shares entitled to vote at the applicable meeting and intends to appear in person or by proxy at the meeting to propose any nomination and (iv) a statement as to whether the shareholder intends or is part of a group that intends (x) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of our outstanding share capital required to approve or elect the nominee and/or (y) otherwise to solicit proxies from shareholders in support of the nomination. Our Board of Directors may require any proposed nominee to furnish such other information as it may reasonably require to determine the eligibility of the proposed nominee to serve as a director, including evidence satisfactory to the Board that the nominee has no interests that would limit his or her ability to fulfil the duties of a director.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Directors, officers and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by them. To the Company's knowledge, based solely on a review of the copies of such filings on file with the Company and written representations from the Company's directors and executive officers, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater-than-ten-percent beneficial owners were complied with on a timely basis during the fiscal year ended December 31, 2004, except with regard to the following transactions:

  •
  On December 22, 2004, a Form 4 was filed on behalf of Leslie Stanford (a director of the Company) with respect to the purchase of 42,000 common shares on December 15, 2004. Such purchase was made in connection with the Company's initial public offering;

  •
  On December 23, 2004, a Form 4 was filed on behalf of Markus Lehmann (a director of the Company) with respect to the purchase of 30,000 common shares on December 15, 2004. Such purchase was made in connection with the Company's initial public offering;

  •
  On January 6, 2005, a Form 4 was filed on behalf of Michael O. Johnson (Chief Executive Officer and a director of the Company) with respect to the purchase of 100 common shares on December 16, 2004. Such purchase was the ceremonial "first trade" of Herbalife common shares on the NYSE;

  •
  On January 18, 2005, Forms 4 were filed on behalf of the following persons with respect to the sale by Whitney and its affiliates of 300,838 common shares on December 21, 2004 in connection with the Company's initial public offering: Peter M. Castleman (Chairman of the Board of Directors of the Company), James H. Fordyce (a director of the Company), Daniel J. O'Brien, William Laverack, Jr., Michael R. Stone, Green River Offshore Fund, Ltd., Whitney Strategic Partners V LP, Whitney V LP and Whitney Private Debt Fund LP; and

  •
  On February 11, 2005, Forms 4 were filed on behalf of the following persons with respect to the sale by Golden Gate and its affiliates of 173,648 common shares on December 15, 2004 in connection with the Company's initial public offering: Kenneth J. Diekroeger (a director of the Company), Jesse T. Rogers (a director of the Company), David C. Dominik, Golden Gate Capital Management L.L.C., CCG Investments (BVI), L.P., CCG Associates-QP, LLC., CCG Associates AI, LLC, CCG Investment Fund-AI-LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.

Item 11. EXECUTIVE COMPENSATION

  Directors Compensation

        Each independent director currently receives $25,000 per year for services as a director ($35,000 per year for the Chairman of the Audit Committee), plus (1) $5,000 for each Board meeting attended by the director in person, and a fee of $1,000 per Board meeting attended telephonically and (2) $2,500 for each meeting of a committee of the Board which the director attends either in person or telephonically. Additionally, (1) Mr. Orr and Mr. Burdick, who have served as directors since 2002, were granted options to purchase 25,000 common shares of Herbalife at a strike price of $0.88 and options to purchase 25,000 common shares of Herbalife at a strike price of $3.52. These options will vest pro rata with 5% vesting on the date of grant and the balance vesting in equal quarterly installments over 19 calendar quarters, (2) Henry Burdick was granted options to purchase 150,000 common shares of Herbalife at a strike price of $0.88 and options to purchase 150,000 common shares of Herbalife at a strike price of $3.52 and (3) Messrs. Barnes, Bermingham and Maslen were awarded options to purchase 62,500 common shares at a strike price of $14.00 per share. Both of the grants to Henry Burdick are fully vested. The grants to Messrs. Barnes, Bermingham and Maslen vest quarterly, equally over three years. These options will expire on the tenth anniversary of their date of grant.

        Directors who are employees of Herbalife or any of its affiliates or have been designated as directors by the affiliates of Herbalife or its distributors are not independent directors for the purpose of director compensation, and in lieu of the compensation described above, receive an annual stipend of $1,000 for their services.

        In addition to his duties as a member of our board of directors, Charles L. Orr periodically provides consulting services to Herbalife related to certain projects. Since the beginning of our last fiscal year, Mr. Orr has received approximately $29,000 as compensation for such services.

        Summary Compensation Table.    The following table sets forth the annual and long-term compensation of our Chief Executive Officer, each of the four other most highly compensated executive officers and an additional employee for whom disclosure would have been provided but for the fact the employee was not serving as an executive officer at the end of the last completed fiscal year (collectively, the "Named Executive Officers"), for the fiscal years ended December 31, 2002, 2003 and 2004.

Long-Term Compensation Awards
Annual Compensation
						Other Annual Compensation ($)	Restricted Stock Reward(s) ($)	Securities Underlying Options/ SARs (#)	Payouts LTIP Payouts ($)
Name and Principal Position	Year	Salary ($)		Bonus ($)						All Other Compensation ($)(1)
Michael O. Johnson(1) Chief Executive Officer (Joined the Company April 3, 2003)	2004 2003 2002	$ $	850,000 604,807 —	$ $	2,450,000 1,350,000 —	— — —	— — —	500,000 2,958,423 —		$ $	28,773 25,790 —
Greg Probert(2) Chief Operating Officer (Joined the Company July 31, 2003)	2004 2003 2002	$ $	680,000 207,885 —	$ $	1,280,000 450,000 —	— — —	— — —	575,000 425,000 —		$ $	48,447 6,231 —
Henry Burdick(3) Vice Chairman (Joined the Company May 3, 2003)	2004 2003 2002	$ $	500,000 311,539 —		$475,000 — —	— — —	— — —	— 200,000 350,000		$ $	343,070 139,943 —
Brett R. Chapman(4) General Counsel (Joined the Company October 6, 2003)	2004 2003 2002	$ $	434,699 83,654 —	$ $	517,500 140,000 —	— — —	— — —	212,500 162,500 —		$ $	28,329 5,661 —
Richard Goudis(5) Chief Financial Officer (Joined the Company June 14, 2004)	2004 2003 2002		$231,538 — —		$265,000 — —	— — —	— — —	387,500 — —			$174,352 — —
Brian L. Kane(6) President, Europe	2004 2003 2002	$ $ $	695,717 712,500 725,384	$ $ $	604,439 425,000 982,500	— — —	— — —	— 905,688 —		$ $ $	212,114 79,091 2,386,977

(1)
Mr. Johnson's amount includes $1,915 from the Executive Long-Term Disability Plan, $1,548 from the Executive Life Insurance Plan, $19,218 from the Executive Medical Plan, and $6,092 from reimbursement of legal fees.

(2)
Mr. Probert's amount includes $1,915 from the Executive Long-Term Disability Plan, $1,548 from the Executive Life Insurance Plan, $5,366 from the 401(k) Tax-Sheltered Savings Plan, $19,218 from the Executive Medical Plan, and $20,400 from the Deferred Compensation Plan.

(3)
Mr. Burdick's amount includes $1,915 from the Executive Long-Term Disability Plan, $1,548 from the Executive Life Insurance Plan $1,338 from the Executive Medical Plan, and $300,518 from personal use of a company paid private jet, $36,751 from housing allowance and $1,000 from other benefits. Mr. Burdick has served as a director since 2002.

(4)
Mr. Chapman's amount includes $1,915 from the Executive Long-Term Disability Plan, $1,548 from the Executive Life Insurance Plan, $5,648 from the 401(k) Tax-Sheltered savings Plan and $19,218 from the Executive Medical Plan.

(5)
Mr. Goudis' amount includes $1,995 from the Executive Long-Term Disability Plan, $1,231 from the Executive Life Insurance Plan, $8,927 from the Executive Medical Plan, and $162,200 from relocation and related benefits.

(6)
Mr. Kane's amount includes $479 from the Executive Long-Term Disability Plan, $6,227 from the Executive Life Insurance Plan, $6,150 from the 401(k) Tax-Sheltered Savings Plan, $4,805 from the Executive Medical Plan, and $17,417 from private use of company paid car, $75,346 from relocation, $11,753 from pension plan contributions, $7,727 from reimbursement of legal fees and $82,210 from vacation payout. Mr. Kane has informed the Company of his intent to retire in 2005.

Option Grants in Last Fiscal Year.

        The following table contains information concerning options to purchase common shares of Herbalife Ltd. granted in 2004 to each of the Named Executive Officers. In the judgment of the Board, the per share exercise price of all options described below, with the exception of the options granted at $9.00 per share, are equal to or higher than the fair market value of Herbalife common shares on the grant date. Related to the options granted at $9.00, we included approximately $0.1 million in selling, general and administrative expenses generated in 2004 for the difference between the strike price and the fair market value on the date of grant.

        Options granted in December 2004 and with an expiration date of December 2014, begins vesting in year three, whereafter they vest 33 1/3% each year until fully vested in year five.

Individual Grants
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price Per Share ($)		Expiration Date	Grant Date Present Value ($)(1)
Michael O. Johnson	500,000	18.0%			$15.50	12/1/2014	2,056,004
Gregory Probert	40,000 40,000 40,000 40,000 40,000 375,000	1.4 1.4 1.4 1.4 1.4 13.5	% % % % % %	$ $ $ $ $ $	9.00 13.00 17.00 21.00 25.00 15.50	9/1/2014 9/1/2014 9/1/2014 9/1/2014 9/1/2014 12/1/2014	254,648 118,935 — — — 1,542,003
Henry Burdick	—	—			—	—	—
Brett R. Chapman	15,000 15,000 15,000 15,000 15,000 137,500	0.5 0.5 0.5 0.5 0.5 4.9	% % % % % %	$ $ $ $ $ $	9.00 13.00 17.00 21.00 25.00 15.50	9/1/2014 9/1/2014 9/1/2014 9/1/2014 9/1/2014 12/1/2014	95,493 44,601 — — — 565,401
Richard Goudis	40,000 40,000 40,000 40,000 40,000 7,500 7,500 7,500 7,500 7,500 150,000	1.4 1.4 1.4 1.4 1.4 0.3 0.3 0.3 0.3 0.3 5.4	% % % % % % % % % % %	$ $ $ $ $ $ $ $ $ $ $	8.02 12.00 16.00 20.00 24.00 9.00 13.00 17.00 21.00 25.00 15.50	6/14/2014 6/14/2014 6/14/2014 6/14/2014 6/14/2014 9/1/2014 9/1/2014 9/1/2014 9/1/2014 9/1/2014 12/1/2014	58,919 — — — — 47,746 22,300 — — — 616,801
Brian L. Kane	—	—			—	—	—

(1)
In accordance with the rules of the Securities and Exchange Commission, we used the Black-Scholes option pricing model to estimate the grant date present value of the options set forth in this table. The assumptions used for the valuation include: 0-30% price volatility; 3.32-4.10% risk-free rate of return; 0% dividend yield and options exercise averaging five year term. We did not make any adjustment for non-transferability or risk of forfeiture.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values.

        The following table sets forth information with respect to: (1) common shares of Herbalife acquired upon exercise of stock options and (2) unexercised options to purchase common shares of Herbalife granted as of December 31, 2004.

					Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
			Securities Underlying Unexercised Options at Fiscal Year-End (#)
Name	Shares Acquired or Exercised (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Michael O. Johnson	—	—	1,005,017	2,450,908	7,810,162	12,540,979
Gregory Probert	—	—	145,000	855,000	1,448,250	1,746,750
Henry Burdick	—	—	393,000	157,000	5,094,690	1,174,410
Brett R. Chapman	—	—	48,122	326,878	305,974	1,115,589
Richard Goudis	—	—	33,750	353,750	84,255	616,195
Brian L. Kane	40,000	524,800	412,844	452,844	5,946,910	6,561,710

(1)
Represents the difference between the fair market value of common shares on December 31, 2004, (NYSE close price of $16.25) and the exercise price of the options.

Description of Benefit Plans

        Herbalife Ltd. 2004 Stock Incentive Plan.    On November 5, 2004 our Board of Directors approved the 2004 Stock Incentive Plan, subject to shareholder approval. The 2004 Stock Incentive Plan was submitted to and approved by our shareholders at an extraordinary meeting of shareholders on December 1, 2004, and became effective upon such approval. The 2004 Stock Incentive Plan will be administered by the Compensation Committee. The purpose of the 2004 Stock Incentive Plan is to enable us to attract, motivate, reward and retain our directors, officers, employees and consultants, and to further align their interests with those of our shareholders by providing for or increasing their proprietary interest in us. The 2004 Stock Incentive Plan will provide for the grant of incentive and nonqualified options to purchase our common shares, stock appreciation rights, restricted stock, restricted stock units and performance units to our directors, officers, employees and consultants who are selected by the Compensation Committee to receive awards under the plan. The 2004 Stock Incentive Plan is intended to replace our two existing equity compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan and the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan. No additional awards will be made under either the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan and the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan, however, the shares remaining available for issuance under these plans will be absorbed by and become available for issuance under the 2004 Stock Incentive Plan.

        The maximum number of common shares that may be issued pursuant to awards granted under the 2004 Stock Incentive Plan is 5,000,000, plus any shares that remain available for issuance under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan and the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan, subject to certain adjustments for corporate transactions. In addition, any shares subject to awards under either of the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan or the 2004 Stock Incentive Plan that are returned to Herbalife upon cancellation, expiration or forfeiture of an award or in payment or satisfaction of the purchase price, exercise price or tax withholding obligation of an award will become available for award grants under the 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides that only 1,500,000 of the common shares authorized for issuance under the plan are issuable pursuant to awards of restricted stock, restricted stock units and performance units. In addition, the 2004 Stock Incentive Plan provides for a per person, per year limit on common shares subject to all awards granted under the 2004 Stock Incentive Plan of 1,250,000, and a per person, per year limit on the amount, in cash, that may be payable pursuant to that portion of a performance unit that is intended to satisfy the requirements for "performance based compensation" under Section 162(m) of the Internal Revenue Code of $5,000,000.

        Both incentive stock options and nonqualified stock options and stock appreciation rights will have an exercise price determined by the Compensation Committee, but which in no event will be less than 100% of the fair market value of a common share on the date of grant, subject to limited exceptions. Incentive stock options may only be granted to our employees and must have an exercise price that is at least equal to the fair market value of the common shares, or 110% of the fair market value of the common shares for any 10% owner of our common shares, on the date of grant. Shares subject to grants of restricted stock, restricted stock units or performance units will be issued at a purchase price, if any, as determined by the Compensation Committee and can be issued for nominal or the minimum lawful consideration.

        Stock options and other awards granted under the 2004 Stock Incentive Plan will vest and become exercisable and/or payable at such times and in such increments as determined by the Compensation Committee and set forth in an award agreement; provided that, subject to limited exceptions, (1) stock options and stock appreciation rights may not vest within one year of the date of grant; (2) awards of restricted stock and restricted stock units that are subject only to time-based vesting may not become fully vested within three years of the date of grant; and (3) awards of restricted stock and restricted stock units that are subject to performance-based vesting and awards of performance units may not become vested within one year of the date of grant.

        If the employment or service with Herbalife of a holder of an award granted under the 2004 Stock Incentive Plan is terminated, with or without cause, or if the holder of an award dies or become disabled prior to such a termination, the unvested and/or unexercised portion of such individuals outstanding awards will be subject to such procedures as determined by the Compensation Committee and set forth in an award agreement.

        Unless otherwise provided for under the terms of the transaction, the Compensation Committee may provide that any or all of the following will occur in connection with a change in control, or upon termination of the individual's employment following a change in control:

  •
  the acceleration of the vesting and/or exercisability of any outstanding award such that it will become fully vested and/or immediately exercisable as to all or a portion of the common shares covered thereby;

  •
  the substitution of shares of the surviving or successor company for common shares covered by any outstanding award;

  •
  the conversion any outstanding award into a right to receive cash and/or other property; and

  •
  the termination of any outstanding award upon or following the consummation of the change in control.

        Any actions or determinations of the Compensation Committee in the event of a change of control may, but need not be uniform as to all outstanding awards, nor must the Compensation Committee treat all holders of outstanding awards identically.

        The aggregate number of shares subject to the 2004 Stock Incentive Plan, the other limits specified above and any outstanding award granted under the 2004 Stock Incentive Plan, the purchase price or exercise price, if any, to be paid upon exercise of outstanding awards and the amount to be received in connection with any award, will be appropriately adjusted, as determined by the Compensation Committee, to reflect any reorganization, merger, consolidation, recapitalization, stock split, reverse stock split, dividend (other than a regular cash dividend) or any other change in our capital structure, or any substantial sale of our assets.

        The Board of Directors may amend, suspend or discontinue the 2004 Stock Incentive Plan at any time, but no such action will affect any outstanding award in any manner materially adverse to the holder thereof without the consent of such holder. Plan amendments will be submitted to shareholders for their approval as required by applicable law. The 2004 Stock Incentive Plan will terminate on the tenth anniversary of its approval by our shareholders; however, the Compensation Committee will retain its authority until all outstanding awards are exercised or terminated. The maximum term of stock options, stock appreciation rights and other rights to acquire common shares under the 2004 Stock Incentive Plan is ten years after the grant date of the award. Awards under the plan generally will be nontransferable other than by will or the laws of descent and distribution.

        WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan.    Herbalife has established a Stock Incentive Plan that provides for the grant of options to purchase common shares of Herbalife or stock appreciation rights to employees or consultants of Herbalife. The purpose of the plan is to promote the long-term financial interest and growth of the Company by attracting and retaining employees and consultants who can make a substantial contribution to the success of the Company, to motivate and to align interests with those of the equity holders. The Stock Incentive Plan is administered by the compensation committee. Herbalife has reserved 9,358,773 of its common shares (reduced by any common shares that are subject to awards granted under the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan) for issuance under the stock incentive plan.

        Each stock option agreement and SAR award agreement will specify the date when all or any installment of an award is to become exercisable but, generally, no award may be exercisable after the expiration of 10 years from the date it was granted. Upon termination of employment for any reason other than "cause," the unvested awards would continue to be exercisable for a period of time, following which the award will terminate.

        WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan.    Herbalife has established an Independent Directors Stock Option Plan that provides for the grant of options to purchase common shares of Herbalife to independent directors of Herbalife. Directors who are employees of Herbalife or any of its affiliates or have been designated as directors by the affiliates of Herbalife or its distributors are not independent directors for purposes of director compensation. Herbalife has reserved 500,000 of its common shares for issuance under the Independent Directors Stock Option Plan.

        The purpose of the plan is to promote the long-term financial interest and growth of the Company by attracting and retaining independent directors who can make a substantial contribution to the success of the Company, to motivate and to align interests with those of the equity holders. The option plan is administered by the compensation committee. One million shares have been reserved for grant under this plan.

        Taken together, 13.4 million shares were available for grant under the two Stock Incentive Plans and the Independent Directors Stock Option Plan. As of December 31, 2004, the Company had granted options net of cancellations to acquire approximately 10.3 million of its common shares under the two Stock Incentive Plans and options to acquire approximately 0.4 million of its common shares under the Independent Directors Stock Option Plan, which is equal to 15.6% of its December 31, 2004 share capital. No additional stock options or stock appreciation rights will be granted under either the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan or the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan.

        Deferred Compensation Plans.    We maintain three deferred compensation plans for select groups of management or highly compensated employees: (1) the Herbalife Management Deferred Compensation Plan, effective January 1, 1996 (the "Management Plan"), which is applicable to eligible employees at the rank of either vice president or director; (2) the Herbalife Senior Executive Compensation Plan,

effective January 1, 1996 (the "Senior Executive Plan"), which is applicable to eligible employees at the rank of Senior Vice President and higher and (3) the Supplemental Senior Executive Deferred Compensation Plan (the "Supplemental Plan") effective July 30, 2002. The Management Plan and the Senior Executive Plan are referred to as the "Deferred Compensation Plans." The Deferred Compensation Plans were amended and restated effective January 1, 2001.

        The Deferred Compensation Plans are unfunded and benefits are paid from our general assets, except that we have contributed amounts to a "rabbi trust" whose assets will be used to pay benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The Deferred Compensation Plans allow eligible employees, who are selected by the administrative committee that manages and administers the plans (the "Deferred Compensation Committee"), to elect annually to defer up to 50% of their annual base salary and up to 100% of their annual bonus for each calendar year (the "Annual Deferral Amount"). We make matching contributions on behalf of each participant in the Senior Executive Plan, which matching contributions are 100% vested at all times ("Matching Contributions").

        Effective January 1, 2002, the Senior Executive Plan was amended to provide that the amount of the Matching Contributions is to be determined by us in our discretion. For 2002, the Matching Contribution was equal to an amount of up to 7.5% of a participant's annual base salary. Effective January 1, 2003, the Matching Contribution was reduced to 3%.

        Each participant in a Deferred Compensation Plan may determine how his or her Annual Deferral Amount and Matching Contributions, if any, will be deemed to be invested by choosing among several investment funds or indices designated by the Deferred Compensation Committee. The Deferred Compensation Plans, however, do not require us to actually acquire or hold any investment fund or other assets to fund the Deferred Compensation Plans. The entire interest of each participant in a Deferred Compensation Plan is always fully vested and non-forfeitable.

        In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount and the Matching Contributions, if any, attributable thereto plus earnings, and shall be payable two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred. As of January 2004, the Deferred Compensation Plans were amended to allow for deferral of the short-term payout date if the deferral is made within the time period specified therein. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Deferred Compensation Plans prior to the date that such participant either (1) is determined by the Deferred compensation committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment.

        The Supplemental Plan is unfunded and all benefits thereunder are paid from our general assets, except that we have contributed amounts to a "rabbi trust" whose assets will be used to pay benefits if we remain solvent, but can be reached by our creditors if we become insolvent. The Supplemental Plan allows employees to participate who are highly compensated and who are eligible to participate in the Herbalife International, Inc. Senior Executive Change in Control Plan (the "Change in Control Plan"). The Deferred Compensation Committee allows eligible employees to defer up to 100% of their Change in Control Payment. A "Change in Control Payment" is an amount equal to three times an eligible employee's compensation.

        Each participant in the Supplemental Plan will be deemed to have invested in funds that provide a return equal to the short-term applicable federal rate, within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"). The Supplemental Plan, however, does not require us to actually acquire or hold any investment fund or other assets to fund the Supplemental Plan. The entire interest of each participant in a Supplemental Plan is always fully vested and non-forfeitable. In connection with a participant's election to defer the Change in Control Payment, the participant may also elect to receive a short-term payout, equal to the deferral amount plus earnings and payable two or more years from the first day of the year in which the deferral amount is actually deferred. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Supplemental Plan prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment.

        Executive Retention Plan.    We have an Executive Retention Plan effective March 15, 2001. The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company to continue to provide services to the Company during the period immediately before and immediately after change in control, as defined.

        As a result of certain actions by Herbalife International's Board, the Acquisition was not deemed to be a Change in Control under the Executive Retention Plan. Thus, the consummation of the Acquisition did not result in the payment of any benefit pursuant to the Executive Retention Plan.

        We also established an Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. This irrevocable trust's assets will be used to pay the benefits of the Executive Retention Plan and are not intended to be reachable by our creditors. The value of the assets in the irrevocable trust was $0.2 million as of December 31, 2004. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a change in control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust. The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant's employment with the Company terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant's account in the Executive Retention Trust will revert to us. A participant's benefit under the Executive Retention Plan will be reduced if the amount would cause payment of federal excise tax.

        401(k) profit sharing plan.    We maintain a tax-qualified profit sharing plan pursuant to Sections 401(a) and 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan allows any eligible employee, including specified common-law employees, to contribute each pay period from 2% to 17% of the employee's earnings (but not in excess of $13,000 per year, as adjusted after 2004) or $16,000 in the case of those participants over 50 years of age for investment in mutual funds held by the 401(k) Plan's trust. We make matching contributions to the 401(k) Plan in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participant's earnings. The 401(k) Plan also imposes restrictions on the aggregate amount that may be contributed by higher-paid employees in relation to the amount contributed by the remaining employees. A participating employee is fully vested at all times in his or her contributions and in the trust fund's earnings attributable to his or her contributions. An employee becomes fully vested in our contributions and the earnings of the trust fund attributable to our contributions (1) upon the employee's death, (2) upon the employee's disability, or (3) upon the employee reaching the 401(k) Plan's normal retirement age, which is the latter of age 65 or the completion of five years of service with us. An employee may not withdraw all or any portion of his or her account prior to the date that the employee either (1) incurs a hardship or (2) experience a benefit event. Effective January 1, 2003, the 401(k) Plan was amended to provide that an employee vests in 20% increments annually until fully vested upon the fifth anniversary of his participation in the 401(k) Plan.

Employment Contracts

        On April 3, 2003, we announced the appointment of Mr. Michael O. Johnson as Chief Executive Officer and director. Our subsidiaries, Herbalife International and Herbalife International of America, Inc. ("Herbalife America") entered into an executive employment agreement (the "Johnson Employment Agreement") with Mr. Johnson effective as of April 3, 2003. For his services, Mr. Johnson is entitled to receive an annual salary of $850,000. Under the terms of the Johnson Employment Agreement, in addition to his salary, Mr. Johnson shall be entitled to participate in or receive benefits under each benefit plan or arrangement made available by us to our senior executives on terms no less favorable than those generally applicable to senior executives of Herbalife International and Herbalife America. On December 1, 2004, the compensation committee of the Board of Directors approved a new base salary, effective on January 1, 2005, of $1.1 million.

        Mr. Johnson is also eligible to receive an annual cash bonus in such amounts and based on such targets, established annually by the Board of Directors in accordance with the Johnson Employment Agreement. Mr. Johnson's annual bonus for the fiscal year ending December 31, 2004 was $2,450,000 and was dependent, in part, on our 2004 EBITDA performance.

        In addition, Mr. Johnson has been granted stock options under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan to purchase an aggregate of 2,955,923 common shares of Herbalife at exercise prices as follows: 591,185 shares at $0.88 per share, 591,185 shares at $3.52 per share, 591,185 shares at $10.56 per share, 591,185 shares at $17.60 per share, and 591,185 shares at $24.64 per share. The options vest under a schedule over time through June 30, 2008. The options expire 10 years after the date of grant. On December 1, 2004, the Compensation Committee of the Board of Directors approved an additional stock option grant of 500,000 shares at an exercise price of $15.50. This stock option grant begins vesting in year three whereafter it vests 33 1/3% each year until fully vested in year five.

        In the event of any Change of Control (as defined in the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan), 50% of the shares granted pursuant to the options (pro rata according to the number of shares exercisable at the relevant exercise prices specified above for each of the individual tranches) will become immediately vested and exercisable. If, following any Change of Control, all or any portion of the options remain outstanding and Mr. Johnson's employment is terminated (other than by reason of Mr. Johnson's resignation without Good Reason or termination by us for Cause (each as defined in the Johnson Employment Agreement)) at any time following such Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable. In the event Mr. Johnson's employment is terminated by reason of Mr. Johnson's death or disability or during the 90 day period before any Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable.

        Under the terms of the Johnson Employment Agreement, the term of Mr. Johnson's employment is for the period commencing on April 3, 2003, until his employment is terminated for a variety of reasons including death, disability, termination by Herbalife International and Herbalife America with or without cause, termination by Mr. Johnson with or without good reason and termination in connection with certain organic transactions.

        Upon termination of Mr. Johnson's employment by Herbalife International and Herbalife America for cause, or by Mr. Johnson without good reason, Mr. Johnson would be entitled to his then current accrued and unpaid base salary through the effective date of termination as well as 100% of any accrued and unpaid bonus for any years preceding the year of termination, and not for the year of termination. Mr. Johnson would also be entitled to any rights that may exist in his favor to payment of any amount under any employee benefit plan or arrangement of Herbalife International or Herbalife America, other than those set forth in the Johnson Employment Agreement, in accordance with the terms and conditions of any such employee benefit plan or arrangement.

        Upon termination of Mr. Johnson's employment by Herbalife International and Herbalife America without cause, or by Mr. Johnson for good reason, in addition to the benefits described in the preceding paragraph, Mr. Johnson would also be entitled to an additional amount equal to two years' base salary and bonus for the year of termination, payable in twenty four equal monthly installments.

        In the event that Mr. Johnson's employment with Herbalife International and Herbalife America is terminated by Herbalife International and Herbalife America without cause, or by Mr. Johnson for good reason, during the period beginning 90 days prior to and ending 90 days following a Sale Event (as defined in the Johnson Employment Agreement), which Sale Event results in the cancellation or termination of Mr. Johnson's stock options, or in the event that Mr. Johnson delivers written notice of his resignation (for any reason) upon the consummation of or within 90 days following such a Sale Event, in addition to the benefits described in the preceding two paragraphs (to the extent payable pursuant to the terms thereof), Mr. Johnson would also be entitled to an additional amount equal to his annual base salary multiplied by the number of tranches of Mr. Johnson's stock option grant described above that are out-of-the-money at the time of such Sale Event, meaning that Mr. Johnson receives no consideration in respect of the cancellation or termination of such tranches in connection with the Sale Event.

        We have also entered into an executive employment agreement (the "Probert Employment Agreement") effective July 31, 2003 with Mr. Gregory Probert through our subsidiary Herbalife America. Pursuant to the Probert Employment Agreement, Mr. Probert served as Executive Vice President until December 31, 2003 and as Chief Operating Officer thereafter. The term of the Probert Employment Agreement expires on August 11, 2006. For his services as Executive Vice President, Mr. Probert was compensated at a pro-rated salary of $525,000 per annum. Starting on January 1, 2004, for his services as Herbalife America's Chief Operating Officer, Mr. Probert is entitled to receive an annual salary of $680,000. Under the terms of the Probert Employment Agreement, in addition to his salary, Mr. Probert is entitled to participate in or receive benefits under each benefit plan or arrangement made available by us to our senior executives on terms no less favorable than those generally applicable to senior executives of Herbalife America.

        In addition, Mr. Probert is eligible to receive an annual cash bonus calculated in accordance with the then-current bonus formula approved by us for our most senior officers. Mr. Probert received an annual cash bonus of $1,280,000 for the fiscal year ended December 31, 2004.

        Mr. Probert has also been granted stock options under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan to purchase an aggregate of 625,000 common shares of Herbalife at exercise prices as follows: 125,000 shares at $5.00 per share, 75,000 shares at $7.00 per share, 40,000 shares at $9.00 per share, 75,000 shares at $11.00 per share, 40,000 shares at $13.00 per share, 115,000 shares at $17.00 per share, 40,000 shares at $21.00 per share, 75,000 shares at $23.00 per share and 40,000 shares at $25.00 per share. In addition, on December 1, 2004 Mr. Probert was granted 375,000 options to purchase common stock at an exercise price of $15.50 per share. The options vest under a schedule over time through 2009. Specifically, the December grant begins vesting in year three whereafter it vests 33 1/3% each year until fully vested in year five. The options expire 10 years after the date of grant.

        In the event of any Change of Control (as defined in the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan), 50% of the shares granted pursuant to the options (pro rata according to the number of shares exercisable at the relevant exercise prices specified above for each of the individual tranches) will become immediately vested and exercisable. If, following any Change of Control, all or any portion of the options remain outstanding and Mr. Probert's employment is terminated (other than by reason of Mr. Probert's resignation without Good Reason or termination by us for Cause at any time following such Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable. In the event Mr. Probert's employment is terminated by reason of Mr. Probert's death or disability or during the 90 day period before any Change of Control, 100% of the shares granted pursuant to the options will immediately vest and become exercisable.

        Upon termination of Mr. Probert's employment by us without cause, or upon his resignation for good reason, if such termination occurs prior to August 11, 2005, Mr. Probert would only be entitled to receive one year's then current salary plus bonus. If such termination occurs between August 11, 2005 and August 11, 2006, Mr. Probert would be entitled to receive one year's then-current salary. In the event that Mr. Probert has not obtained subsequent employment by the one year anniversary of his termination, we would commence paying Mr. Probert's salary in accordance with our payroll practices for senior executives, through the remainder of Mr. Probert's employment term, subject to Mr. Probert's duty to mitigate. Such payments would cease if Mr. Probert obtains employment or fails to document his reasonable efforts to seek employment in accordance with the Probert Employment Agreement.

        We have also entered into an executive employment agreement (the "Goudis Employment Agreement") effective June 1, 2004 with Mr. Richard Goudis through our subsidiary Herbalife America. Pursuant to the Goudis Employment Agreement, Mr. Goudis will serve as Chief Financial Officer beginning June 14, 2004 for a term of three years. For his services as Chief Financial Officer, Mr. Goudis will be entitled to a salary of $430,000 for his first full calendar year of employment, $475,000 for his second year, and $500,000 for his third year. Under the terms of the Goudis Employment Agreement, in addition to his salary, Mr. Goudis is entitled to participate in or receive benefits under each benefit plan or arrangement made available by us to our senior executives on terms no less favorable than those generally applicable to senior executives of Herbalife America.

        In addition, Mr. Goudis will be eligible to receive an annual cash bonus equal to 50% of his then-current base salary, calculated in accordance with the then-current bonus formula approved by us for our most senior officers. Mr. Goudis received a cash bonus of $265,000 for the fiscal year ended December 31, 2004. We also agreed to grant to Mr. Goudis options under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan to purchase an aggregate of 237,500 common shares of Herbalife at exercise prices as follows: 40,000 shares at $8.02 per share; 7,500 shares at $9.00 per share; 40,000 shares at $12.00 per share; 7,500 shares at $13.00 per share; 40,000 shares at $16.00 per share; 7,500 shares at $17.00 per share; 40,000 shares at $20.00 per share; 7,500 shares at $21.00 per share; 40,000 shares at $24.00 per share and 7,500 shares at $25.00 per share. In addition, on December 1, 2004, Mr. Goudis was granted 150,000 options to purchase common stock at an exercise price of $15.50 per share. Most of the options vest at the rate of 5% per calendar quarter. Specifically, the December grant begins vesting in year three whereafter it vests at a rate of 33 1/3% per year until fully vested in year five. The options expire 10 years after the date of grant. Upon termination of Mr. Goudis' employment by us without cause, or upon his resignation for good reason, Mr. Goudis would be entitled to receive his then-current base salary for the remainder of the term under the Goudis Employment Agreement, subject to his duty to mitigate; provided that such payments would cease if Mr. Goudis obtains subsequent employment or fails to document to us on a monthly basis that he is making reasonable efforts to seek employment.

        Through December 31, 2004, Mr. Burdick was an at-will employee and for his services as Vice Chairman, Mr. Burdick received an annual salary of $500,000. In addition, Mr. Burdick is eligible to receive a discretionary bonus and for the fiscal year ended December 31, 2004, he received a cash bonus of $475,000.

        The Company has entered into a one year Employment Agreement with Mr. Burdick, effective as of January 1, 2005, pursuant to which Mr. Burdick will serve as Vice Chairman of the Company. The Agreement provides that Mr. Burdick will be paid a salary of $1.1 million, plus a discretionary bonus of up to $312,500 and options for 60,000 shares which will vest upon the end date of the Agreement. Mr. Burdick will also be eligible to participate in all incentive compensation, incentive stock option, retirement, medical, dental, vision and other employee benefit plans the Company currently has or plans to introduce. The Agreement contains standard confidentiality, non-solicitation/non-competition and intellectual property ownership provisions. The Agreement is attached hereto as an exhibit.

        Mr. Burdick was granted 25,000 options to purchase Herbalife common shares at an exercise price of $0.88 per share and 25,000 options to purchase Herbalife common shares at an exercise price of $3.52 per share under the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan, of which 15,000 were exercisable within 60 days of December 31, 2003. In addition the Board granted Mr. Burdick options to purchase 150,000 common shares of Herbalife at a strike price of $0.88 and options to purchase 150,000 common shares of Herbalife stock at a strike price of $3.52 under the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan. These 300,000 options have vested. In 2003, Mr. Burdick accepted an executive management position with us and now serves as our Vice Chairman. As a result, Mr. Burdick may no longer be considered an independent director. Under the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan, the termination of Mr. Burdick as an independent director results in the unexercisable portion of the options granted pursuant to the plan terminating on the date of such termination and the remaining exercisable portion of the options granted pursuant to the plan becoming exercisable for thirty days following termination as an independent director. In light of the fact that the termination of Mr. Burdick's status as an independent director occurred at the request of the Board, in 2003, the Compensation Committee of the Board took action to waive those provisions that would have resulted in the termination of the unexercisable portion of Mr. Burdick's options granted under the plan and that would have caused the remaining exercisable portion of those options to become exercisable for only thirty days following the termination of his status as an independent director.

        In connection with the engagement of Mr. Burdick as Vice Chairman, Mr. Burdick was granted an aggregate of 200,000 options to purchase common shares of Herbalife under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan at exercise prices as follows: 40,000 shares at $0.88 per share, 40,000 shares at $3.52 per share, 40,000 shares at $10.56 per share, 40,000 shares at $17.60 per share, and 40,000 shares at $24.64 per share. The options vest under a schedule over time through June 30, 2008. The options expire 10 years after the date of grant.

        In the event of any Change of Control (as defined in the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan), 50% of the shares granted pursuant to the options (pro rata according to the number of shares exercisable at the relevant exercise prices specified above for each of the individual tranches) issued to Mr. Burdick under that plan will become immediately vested and exercisable. If, following any Change of Control, all or any portion of the options issued to Mr. Burdick under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan remain outstanding and Mr. Burdick's employment is terminated (other than by reason of Mr. Burdick's resignation without Good Reason or termination by us for Cause) at any time following such Change of Control, 100% of the shares granted pursuant to the options issued to Mr. Burdick under that plan will immediately vest and become exercisable. In the event Mr. Burdick's employment is terminated by reason of Mr. Burdick's death or disability or during the 90 day period before any Change of Control, 100% of the shares granted pursuant to the options issued to Mr. Burdick under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan will immediately vest and become exercisable.

        On October 6, 2003, we appointed Mr. Brett R. Chapman as General Counsel. We have entered into an executive employment agreement (the "Chapman Employment Agreement") with Mr. Chapman effective as of October 6, 2003 for a term of three years through our subsidiary, Herbalife America. For his services, Mr. Chapman is entitled to receive an annual salary of $435,000. Under the terms of the Chapman Employment Agreement, in addition to his salary, Mr. Chapman shall be entitled to participate in or receive benefits under each benefit plan or arrangement made available by us to our senior executives on terms no less favorable than those generally applicable to senior executives of Herbalife America.

        In addition, Mr. Chapman received an annual cash bonus of $517,500 for the fiscal year ending December 31, 2004 and is eligible to receive an annual cash bonus equal to 50% of his base salary, calculated in accordance with the then-current bonus formula approved by us for our most senior officers.

        Mr. Chapman has also been granted stock options under the WH Holdings (Cayman Islands) Ltd. Option Plan to purchase an aggregate of 237,500 common shares of Herbalife at exercise prices as follows: 75,000 shares at $5.00 per share, 21,875 shares at $7.00 per share, 15,000 shares at $9.00 per share, 21,875 shares at $11.00 per share, 15,000 shares at $13.00 per share, 36,875 shares at $17.00 per share, 15,000 shares at $21.00 per share, 21,875 shares at $23.00 per share and 15,000 shares at $25.00 per share. In addition, on December 1, 2004, Mr. Chapman was granted 137,500 options to purchase common stock at an exercise price of $15.50 per share. The options vest under a schedule over time through 2009. Specifically, the December grant begins vesting in year three whereafter it vests 33 1/3% each year until fully vested in year five. The options expire 10 years after the date of grant.

        In the event of any Change of Control (as defined in the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan), 50% of the shares granted pursuant to the options (pro rata according to the number of shares exercisable at the relevant exercise prices specified above for each of the individual tranches) issued to Mr. Chapman under that plan will become immediately vested and exercisable. If, following any Change of Control, all or any portion of the options issued to Mr. Chapman under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan remain outstanding and Mr. Chapman's employment is terminated (other than by reason of Mr. Chapman's resignation without Good Reason or termination by us for Cause (as defined in the Chapman Employment Agreement)) at any time following such Change of Control, 100% of the shares granted pursuant to the options issued to Mr. Chapman under that plan will immediately vest and become exercisable. In the event Mr. Chapman's employment is terminated by reason of Mr. Chapman's death or disability or during the 90 day period before any Change of Control, 100% of the shares granted pursuant to the options issued to Mr. Chapman under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan will immediately vest and become exercisable.

        Upon termination of Mr. Chapman's employment by us without cause, or upon his resignation for good reason, Mr. Chapman would be entitled to receive one year's then current salary. In the event that Mr. Chapman has not obtained subsequent employment by one year after termination, we would commence paying Mr. Chapman's salary in accordance with our payroll practices for senior executives, through the remainder of Mr. Chapman's employment term, subject to Mr. Chapman's duty to mitigate. Such payments would cease if Mr. Chapman obtains employment or fails to document his reasonable efforts to seek employment in accordance with the Chapman Employment Agreement.

        We have also entered into an executive employment agreement (the "Kane Employment Agreement") with Brian Kane through our subsidiary Herbalife Lux. The Kane Employment Agreement became effective as of April 4, 2004. The term of the Kane Employment Agreement expires on March 10, 2006. Under the Kane Employment Agreement, Mr. Kane is engaged as President, EMEA. For his services, Mr. Kane is entitled to receive an annual salary of £309,943. Under the terms of the Kane Employment Agreement, in addition to his salary, Mr. Kane shall be entitled to participate in or receive benefits under each benefit plan or arrangement made available by Herbalife Lux to its senior executives on terms no less favorable than those generally applicable to senior executives of Herbalife Lux.

        Under the terms of the Kane Employment Agreement, Herbalife Lux may terminate Mr. Kane's employment without Cause (as defined in the Kane Employment Agreement) at any time upon six months prior written notice (or pay and continued benefits in lieu thereof). In the event Herbalife Lux terminates Mr. Kane's employment with or without Cause, Mr. Kane terminates his employment or Mr. Kane dies or becomes Disabled (as defined in the Kane Employment Agreement), Herbalife Lux must pay Mr. Kane all accrued base salary, benefits and other amounts Mr. Kane is entitled to as of the date of termination.

        Mr. Kane has been granted stock options as of March 10, 2003 under the WH Holdings (Cayman Islands) Ltd. Option Plan to purchase 603,792 common shares of Herbalife at an exercise price of $0.88 per share and 301,896 common shares of Herbalife at an exercise price of $3.52 per share. The options granted to Mr. Kane are subject to a vesting schedule whereby 15% of the options vest immediately and thereafter, vest at a rate of 5% each quarter until all of the options become fully vested and exercisable as of June 30, 2007. The options expire 10 years after the date of grant.

        Under the terms of the stock option grants, in the event Mr. Kane's employment with Herbalife is terminated for whatever reason, the unexercisable portion of Mr. Kane's stock options will terminate on the date of such termination and the exercisable portion of Mr. Kane's stock options will be treated as follows. Subject to Herbalife's right to repurchase the shares and subject to the shareholders' agreement, if Mr. Kane's employment is terminated for Cause, the exercisable portion of Mr. Kane's stock options will terminate on the date of such termination. If Mr. Kane's employment is terminated for any reason except for Cause, the exercisable portion of Mr. Kane's stock options will be exercisable for 30 days following the termination. If Mr. Kane's employment is terminated on account of a "disability" as defined in Section 22(e) of the Code or death, Mr. Kane or Mr. Kane's personal representative may exercise the exercisable portion of Mr. Kane's stock options for 90 days following the termination of employment on account of such disability or Mr. Kane's death. In addition, in connection with certain transactions involving a change in control (as defined in the stock option agreement) the previously unexercisable portion of Mr. Kane's stock options will immediately become 100% vested and exercisable immediately prior to the closing of any such transaction.

        Mr. Kane, President of Europe, has decided to retire as June 30, 2005. Pursuant to such decision, Herbalife International Luxembourg S.a.R.L. ("HIL") entered into a Compromise Agreement and a related Consulting Agreement with Mr. Kane. The Compromise Agreement provides the general terms of the resignation, including but not limited to the mechanism for payment of salary and benefits through the resignation date, the forfeiture by Mr. Kane of certain future claims he might have had against HIL and his agreement to indemnify HIL for certain taxes or contributions that may be required to be paid by HIL on any of the benefits Mr. Kane would receive under the Compromise Agreement.

        Pursuant to the Consulting Agreement, HIL agreed to engage Mr. Kane as a consultant for a 51-week period commencing July 11, 2005, to provide advice and consultation on matters relating to HIL's and its affiliates' business. For such services, HIL will pay Mr. Kane £3,038.67 per week during the term of the Consulting Agreement and will reimburse him for any reasonable, approved out-of-pocket expenses. As part of the Consulting Agreement, Mr. Kane agreed (i) to indemnify HIL for all losses, claims or damages incurred by HIL as a result of any breach by Mr. Kane of his obligations under the Consulting Agreement, (ii) to treat all HIL information confidentially, (iii) not to compete with HIL or solicit any of its employees, customers or distributors for a period of one year after the termination of the Consulting Agreement. Both of the Compromise Agreement and Consulting Agreement are attached hereto as exhibits.

Compensation Committee Interlocks and Insider Participation

        From January 1 through December 15, 2004, the Compensation Committee consisted of Messrs. Jesse Rogers, James Fordyce, Steven Rodgers, Ken Diekroeger, and Henry Burdick. As of December 16, 2004, the Compensation Committee consists of Messrs. Jesse Rogers, Richard Bermingham and Peter Maslen of whom Messrs. Bermingham and Maslen are "independent" as that term is defined by the rules of the New York Stock Exchange.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The investment partnerships sponsored by Whitney and Golden Gate Capital and their applicable affiliates have entered into an agreement pursuant to which sales or other dispositions of our common shares or other voting securities held by one Equity Sponsor (or its affiliates) would be subject to the prior approval of the other Equity Sponsor during an initial 12-month veto period beginning December 15, 2004. The agreement further provides that, for an additional 6-month period commencing at the expiration of the veto period, the parties will discuss proposed dispositions of our common shares with the intent of cooperating in good faith to permit the disposing party to achieve as many of the business and/or economic objectives with respect to the proposed disposition as possible. However, neither party is required to obtain the consent of the other party to dispose of any of our common shares following the expiration of the initial 12-month veto period. The agreement covers sales or dispositions only and would not relate to voting, acquisitions, dividends or any other matters relating to ownership of our common shares or other voting securities. This agreement terminates upon the earlier of (1) eighteen months from December 15, 2004 and (2) such time as the aggregate ownership of Herbalife common shares by Whitney and Golden Gate falls below 25% of our voting securities.

        The investment partnerships sponsored by Whitney and Golden Gate and their applicable affiliates have entered into a voting agreement pursuant to which during the term of the agreement, on all matters relating to the election of one or more directors of the Company to serve on the Company's Board of Directors, whether at an annual or extraordinary meeting of shareholders, each of Whitney and Golden Gate agree to vote all of the common shares beneficially owned by Whitney and Golden Gate, respectively, as may be necessary to elect the director nominee(s) designated by Whitney, if one or more affiliates of Whitney have been nominated for director, and the director nominee(s) designated by Golden Gate, if one or more affiliates of Golden Gate have been nominated for director, to serve on the Company's Board of Directors. The voting agreement terminates upon the termination of the disposition agreement described immediately above.

        Herbalife's outstanding securities, as of March 7, 2005, consisted of 68,632,867 million common shares, par value $0.002 per share, each share being entitled to one vote on matters submitted to shareholders' vote.

        Management participates in our equity through option grants by Herbalife under a stock incentive plan. See "Certain Relationships and Related Transactions—Certain Transactions Relating to Herbalife—WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan."

        The following table shows the beneficial ownership of common shares of Herbalife as of March 7, 2005 and thus the indirect beneficial ownership of the equity interest of Herbalife as of that date, of (1) each of Herbalife's directors, (2) each of our Chief Executive Officer, our four mostly highly compensated executive officers and an additional employee for whom disclosure would have been provided but for the fact that the employee was not serving as an executive officer at the end of the last completed fiscal year, (3) all directors and executive officers as a group and (4) each person or entity known to Herbalife to beneficially own more than five percent (5%) of the outstanding common shares of Herbalife. The information set forth in the table regarding the beneficial ownership of the referenced investment partnerships sponsored by Whitney and Golden Gate and their applicable affiliates is based on the Schedule 13G/A filed with the SEC by such entities and their affiliates on

February 14, 2005 which indicates shared voting and dispositive power over such shares pursuant to the disposition agreement and voting agreement described above.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Ownership on a Fully Diluted Basis(1)
Whitney V, L.P. (2)**	41,364,155	60.3%
Whitney Strategic Partners V, L.P. (2)**	41,364,155	60.3%
Whitney Private Debt Fund, L.P. (2)**	41,364,155	60.3%
Green River Offshore Fund, Ltd.(2)**	41,364,155	60.3%
CCG Investments (BVI), L.P. (2)***	41,364,155	60.3%
CCG Associates-QP, LLC (2)***	41,364,155	60.3%
CCG Associates-AI, LLC (2)***	41,364,155	60.3%
CCG Investment Fund-AI, LP (2)***	41,364,155	60.3%
CCG AV, LLC-Series C (2)***	41,364,155	60.3%
CCG AV, LLC-Series E (2)***	41,364,155	60.3%
CCG CI, LLC (2)***	41,364,155	60.3%
Golden Gate Capital Management, LLC (2)***	41,364,155	60.3%
David C. Dominik (2)***	41,364,155	60.3%
Peter M. Castleman (3)**	41,364,155	60.3%
James H. Fordyce**	—
Jesse T. Rogers (4)***	41,364,155	60.3%
Kenneth J. Diekroeger (4)***	41,364,155	60.3%
Leslie Stanford (5)****	1,333,477	1.9%
Markus Lehmann****	582,841	*
Charles L. Orr (6)****	34,602	*
Leroy Barnes (7)****	5,208	*
Peter Maslen (8)****	5,208	*
Richard Bermingham (9)****	5,208	*
Henry Burdick (10)****	687,590	1.0%
Michael O. Johnson (11)****	1,225,163	1.8%
Gregory Probert (12)****	155,000	*
Brett R. Chapman (13)****	59,998	*
Richard Goodis(14)****	45,625	*
Brian L. Kane (15)****	640,173	*
All Directors and Executive Officers as a Group (16 persons)
Total	46,144,248	64.5%

*
Less than 1%

**
c/o Whitney & Co. LLC, 177 Broad Street, Stamford, Connecticut 06901.

***
c/o Golden Gate Private Equity, Inc., One Embarcadero Center, 33rd Floor, San Francisco, California 94111.

****
c/o Herbalife International, Inc., 1800 Century Park East, Los Angeles, California 90067.

(1)
Applicable percentage of ownership is based upon 68,632,867 common shares outstanding as of March 7, 2005, and the relevant number of common shares issuable upon exercise of stock options or warrants which are exercisable presently or within 60 days of March 7, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to such shares. Except with respect to the disposition agreement and voting agreement described above and unless otherwise indicated below, to our knowledge, all persons listed above have sole voting and investment power with respect to their common shares, except to the extent authority is shared by spouses under applicable law.

(2)
Represents common shares of Herbalife beneficially owned by Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P., Green River Offshore Fund, Ltd., CCG Investments (BVI), L.P., CCG Associates—QP, LLC, CCG Associates—AI, LLC, CCG Investment Fund—AI, LP, CCG AV, LLC—Series C, CCG AV, LLC—Series E, CCG CI, LLC and Golden Gate Capital Management, LLC as a result of shared dispositive power pursuant to the disposition agreement and shared voting power pursuant to the voting agreement, each as described above. On December 1, 2004, Whitney entities were granted 455,000 warrants at a strike price of $15.50 per share in connection with the termination of the monitoring agreement. None of the warrants are exercisable within 60 days of March 7, 2005. On December 1, 2004, GGC Administration, L.L.C. was granted a warrant to acquire 245,000 shares at a strike price of $15.50 per share in connection with the termination of the monitoring fee agreement. None of the warrants are exercisable within 60 days of the date of March 7, 2005.

(3)
Represents shares beneficially owned by Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund Ltd. Mr. Castleman is a managing member of the entities that are the general partners of Whitney V, L.P., Whitney Strategic Partners V, L.P., and Whitney Private Debt Fund, L.P., and accordingly he may be deemed to share beneficial ownership of any such shares as well as the shares owned by Green River Offshore Fund, Ltd. Mr. Castleman disclaims beneficial ownership of all shares owned by Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund Ltd., except to the extent of his pecuniary interest in each such entity.

(4)
Represents shares beneficially owned by CCG Investments (BVI), L.P., CCG Associates—QP, LLC, CCG Associates—AI, LLC, CCG Investment Fund—AI, LP, CCG AV, LLC—Series C, CCG AV, LLC- Series E and CCG CI, LLC. Messrs. Rogers and Diekroeger are managing members of the entities that are general partners of CCG Investments (BVI), L.P., CCG Associates—QP, LLC, CCG Associates—AI, LLC, CCG Investment Fund—AI, LP, CCG AV, LLC—Series C, CCG AV, LLC- Series E, CCG CI, LLC and Golden Gate Capital Management LLC, and accordingly, they may be deemed to share beneficial ownership of any such shares. Each of Messrs. Rogers and Diekroeger disclaim beneficial ownership of all shares owned by CCG Investments (BVI), L.P., CCG Associates—QP, LLC, CCG Associates—AI, LLC, CCG Investment Fund—AI, LP, CCG AV, LLC—Series C, CCG AV, LLC- Series E, CCG CI, LLC Golden Gate Capital Management LLC, except to the extent of his pecuniary interest in the Golden Gate Entities.

(5)
Represents shares beneficially owned by Leslie Stanford though Blueline Capital, LLC.

(6)
Mr. Orr was granted 25,000 options to purchase common shares of Herbalife at an exercise price of $0.88 per share and 25,000 options to purchase common shares of Herbalife at an exercise price of $3.52 per share, of which 27,500 are exercisable within 60 days of March 7, 2005.

(7)
Mr. Barnes was granted 62,500 options to purchase common shares of Herbalife at an exercise price of $14.00 per share of which 5,208 are exercisable within 60 days of March 7, 2005.

(8)
Mr. Bermingham was granted 62,500 options to purchase common shares of Herbalife at an exercise price of $14.00 per share of which 5,208 are exercisable within 60 days of March 7, 2005.

(9)
Mr. Maslen was granted 62,500 options to purchase common shares of Herbalife at an exercise price of $14.00 per share of which 5,208 are exercisable within 60 days of March 7, 2005.

(10)
Mr. Burdick was granted 25,000 options to purchase common shares of Herbalife at an exercise price of $0.88 per share and 25,000 options to purchase common shares of Herbalife at an exercise price of $3.52 per share, of which 27,500 are exercisable within 60 days of March 7, 2005. In addition, the Board granted Mr. Burdick options to purchase 150,000 common shares of Herbalife at a strike price of $0.88 and options to purchase 150,000 common shares of Herbalife at a strike price of $3.52. These 300,000 options have vested and are exercisable within 60 days of March 7, 2005. Mr. Burdick was granted an additional 40,000 options to purchase common shares of Herbalife at an exercise price of $0.88 per share, 40,000 options to purchase common shares of Herbalife at an exercise price of $3.52 per share, 40,000 options to purchase common shares of Herbalife at an exercise price of $10.56 per share, 40,000 options to purchase common shares of Herbalife at an exercise price of $17.60 per share and 40,000 options to purchase common shares of Herbalife at an exercise price of $24.64 per share, of which 76,000 are exercisable within 60 days of March 7, 2005.

(11)
Mr. Johnson was granted 591,185 options to purchase common shares of Herbalife at an exercise price of $0.88 per share, 591,185 options to purchase common shares of Herbalife at an exercise price of $3.52 per share, 591,185 options to purchase common shares of Herbalife at an exercise price of $10.56 per share, 591,185 options to purchase common shares of Herbalife at an exercise price of $17.60 per share and 591,185 options to purchase common shares of Herbalife at an exercise price of $24.64 per share, of which 1,123,253 are exercisable within 60 days of March 7, 2005. Mr. Johnson was granted an additional 500,000 options to purchase common shares of Herbalife at an exercise price of $15.50 per share, of which none were exercisable within 60 days of March 7, 2005.

(12)
Mr. Probert was granted 125,000 options to purchase common shares of Herbalife at an exercise price of $5.00 per share, 75,000 options to purchase common shares of Herbalife at an exercise price of $7.00 per share, 40,000 options to purchase common shares of Herbalife at an exercise price of $9.00 per share, 75,000 options to purchase common shares of Herbalife at an exercise price of $11.00 per share, 40,000 options to purchase common shares of Herbalife at an exercise price of $13.00 per share, 115,000 options to purchase common shares of Herbalife at an exercise price of $17.00 per share, 40,000 options to purchase common shares of Herbalife at an exercise price of $21.00 per share, 75,000 options to purchase common shares of Herbalife at an exercise price of $23.00 per share, and 40,000 options to purchase common shares of Herbalife at an exercise price of $25.00 per share, of which 155,000 are exercisable within 60 days of March 7, 2005. Mr. Probert was granted an additional 375,000 options to purchase common shares of Herbalife at an exercise price of $15.50 per, share of which none were exercisable within 60 days of March 7, 2005.

(13)
Mr. Chapman was granted 75,000 options to purchase common shares of Herbalife at an exercise price of $5.00 per share, 21,875 options to purchase common shares at an exercise price of $7.00 per share, 15,000 options to purchase common shares at an exercise price of $9.00 per share, 21,870 options to purchase common shares at an exercise price of $11.00 per share, 15,000 options to purchase common shares at an exercise price at $13.00 per share, 36,875 options to purchase common shares at an exercise price of $17.00 per share, 15,000 options to purchase common shares at an exercise price of $21.00 per share, 21,875 options to purchase common shares at an exercise price of $23.00 per share, and 15,000 options to purchase common shares at an exercise price of $25.00 per share, of which 59,998 are exercisable within 60 days of March 7, 2005. Mr. Chapman was granted an additional 137,500 options to purchase common shares of Herbalife at an exercise price of $15.50 per share, of which non were exercisable within 60 days of March 7, 2005.

(14)
Mr. Goudis was granted 40,000 options to purchase common shares of Herbalife at an exercise price of $8.02 per share, 7,500 options to purchase common shares at an exercise price of $9.00 per share, 40,000 options to purchase common shares at an exercise price of $12.00 per share, 7,500 options to purchase common shares at an exercise price of $13.00 per share, 40,000 options to purchase common shares at an exercise price at $16.00 per share, 7,500 options to purchase common shares at an exercise price of $17.00 per share, 40,000 options to purchase common shares at an exercise price of $20.00 per share, 7,500 options to purchase common shares at an exercise price of $21.00 per share, 40,000 options to purchase common shares at an exercise price of $24.00 per share, 7,500 options to purchase common shares at an exercise price of $25.00 per share, of which 45,625 are exercisable within 60 days of March 7, 2005. Mr. Chapman was granted an additional 150,000 options to purchase common shares of Herbalife at an exercise price of $15.50 per share, of which none were exercisable within 60 days of March 7, 2005.

(15)
Mr. Kane was granted 603,792 options to purchase common shares of Herbalife at an exercise price of $0.88 per share and 301,896 options to purchase common shares of Herbalife at an exercise price of $3.52 per share, of which 458,128 are exercisable within 60 days of March 7, 2005.

  Equity Compensation Plan Information.

        The following table sets forth information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) weighted average exercise price of outstanding options, warrants and rights, and (c) number of securities remaining available for future issuance under equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for Future issuance under equity compensation plans (excluding securities in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,508,776	$9.22	3,621,359
Equity compensation plans not approved by security holders	—	—	—
Total	10,508,776	$9.22	3,621,359

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Conversion of Preferred Shares

        A portion of the proceeds from the offering of the 9 1/2% Notes was applied to pay the original issue price for all of our outstanding 12% Series A Cumulative Convertible Preferred Shares (the "Preferred Shares"). To permit us to convert the Preferred Shares, we amended our charter documents to permit our Board of Directors to elect to convert all of the outstanding Preferred Shares into the right to receive a cash payment, for each Preferred Share converted, equal to the original issue price for the Preferred Shares ($1.76 per share), and all accrued and unpaid dividends, plus one common share of Herbalife. In connection with the consummation of this conversion, all of the 2.0 million outstanding warrants to purchase our Preferred Shares were exercised in exchange for our Preferred Shares, and all of our Preferred Shares (including the Preferred Shares issuable upon the exercise of the warrants) were then converted into an aggregate of approximately 52.1 million of our common shares.

        All of the outstanding Preferred Shares, immediately prior to their conversion into common shares, were held by the Equity Sponsors and their affiliates, certain members of our management, and selected distributors. In addition, affiliates of the Equity Sponsors and GarMark Partners, L.P. ("GarMark") held warrants to purchase an aggregate of 2,040,816 of the Preferred Shares. These parties held certain rights that may have presented an actual or potential conflict of interest in connection with our proposal to convert the Preferred Shares.

        Certain Equity Sponsors (and/or their affiliates) and the selected distributors holding Preferred Shares were and are parties to a shareholders' agreement pursuant to which they have certain rights to determine the composition of our Board of Directors.

        In addition, an affiliate of Whitney, one of the Equity Sponsors, was a party to a securities purchase agreement providing that affiliate with the right to designate one observer to our board of directors to attend each meeting of the board and each meeting of the committees of the board for so long as that party holds at least $10 million of our 15.5% senior notes (the "Senior Notes") (subject to certain exceptions). We purchased all of the Senior Notes on March 8, 2004. See "—Purchase of Senior Notes."

Purchase of Senior Notes

        A portion of the proceeds from the offering of the 9 1/2% Notes was applied to purchase our Senior Notes (face value $38.0 million) at a negotiated price.

        All of the Senior Notes, immediately prior to the closing of their repurchase, were held by GarMark, Whitney Private Debt Fund, L.P. ("Whitney Private Debt"), and Green River Offshore Fund Ltd. ("Green River"). Whitney Private Debt and Green River are affiliates of Whitney. GarMark purchased $23 million in principal amount of the Senior Notes and received warrants for 1,235,231 of the Preferred Shares and Whitney Private Debt purchased $15 million in principal amount of the Senior Notes and received warrants for 805,585 of the Preferred Shares on July 31, 2002 pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") among Herbalife, as issuer, and GarMark and Whitney Private Debt, as purchasers. On November 27, 2002, Green River purchased $1.6 million in principal amount of the Senior Notes from GarMark and received warrants for 85,929 of the Preferred Shares from GarMark.

        The holders of the Senior Notes held certain rights that may have presented an actual or potential conflict of interest in connection with our proposal to purchase the Senior Notes. The Securities Purchase Agreement provided that each holder of $10 million or more of the Senior Notes (subject to certain exceptions) could designate one observer to our Board of Directors to attend each meeting of the Board and each meeting of the committees of the Board. Each of Whitney Private Debt and GarMark held $10 million or more of the Senior Notes. In addition, certain affiliates of Whitney were parties to a shareholders' agreement with certain of our other shareholders pursuant to which Whitney V, L.P., an affiliate of Whitney, was permitted to nominate four individuals to our board of directors, and two additional nominees to our Board were required to be acceptable to Whitney V, L.P. and CCG Investments (BVI), L.P., an affiliate of Golden Gate Private Equity, Inc. This agreement terminated upon the consummation of the public offering.

        On February 3, 2004, the Board of Directors approved the offering of the 9 1/2% Notes, the repurchase of our Senior Notes and the related transactions, subject to development of the final terms and the approval of those terms by a Special Offering Committee of the Board of Directors established to determine and approve on our behalf the final terms of the 9 1/2% Notes and the related transactions. During that portion of the meeting relating to the discussion and approval of the purchase of the Senior Notes (a portion of which were owned by Whitney and its affiliates), Messrs. Peter M. Castleman, James H. Fordyce, John C. Hockin and Steven E. Rodgers, members of our Board of Directors at the time of the offering of the 9 1/2% Notes who are also partners of Whitney and various of its affiliates, abstained from the discussion and vote. The remaining members of the board, after considering relevant factors, determined that the purchase of our Senior Notes was desirable and in the best interests of the Company, and approved the purchase of the Senior Notes at such price and on such terms as the Special Offering Committee deemed appropriate in connection with the sale of the 9 1/2% Notes.

        On March 3, 2004, the Special Offering Committee approved the final terms of the 9 1/2% Notes and the related transactions, with those of its members who are affiliated with Whitney abstaining from the discussion and vote concerning the purchase of the Senior Notes.

Certain Transactions Relating to Herbalife

        In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc., a provider of product testing and formula development for Herbalife. Total purchases by the Company from Shuster Labs in 2004 were $56,000.

        In 2004, Whitney acquired though one of its affiliated companies an ownership interest in TBA Entertainment, a provider of creative services to Herbalife. There were no services performed in 2004 for Herbalife, but in February 2005 a payment of $750,000 was made to TBA Entertainment for services relating to the 25th Anniversary Extravaganza.

        In 2004, Golden Gate Capital LLC acquired a 47 percent ownership interest in Leiner Health Products Inc., a nutritional manufacturer and supplier of certain Herbalife products. Total purchases by the Company from Leiner Health Products Inc. in 2004 were $530,000.

        In January 2005, Whitney, together with its affiliates, acquired Stauber Performance Ingredients ("Stauber"), a value-added distributor of bulk specialty nutraceutical ingredients. Direct sales from Stauber to Herbalife were approximately $76,177 for the fiscal year ended December 31, 2004.

        The Company believes that the transactions with the above entities are done on an "arms length" basis with "fair market pricing".

Transactions in securities

        Selected members of our distributor organization and senior management have purchased, either from us or from the Equity Sponsors, our Preferred Shares. The price paid by participating members of our distributor organization and senior management to the Equity Sponsors in the August and October 31, 2002 offerings was $1.76 per share. In connection with the January 31, 2003 offering to members of our President's Team by the Equity Sponsors, the price paid by distributors to the Equity Sponsors was $1.97 per share. In connection with the May 30, 2003 offering by the Equity Sponsors to members of our President's Team and by us to members of our Chairman's Club, the price paid by members of our President's Team to the Equity Sponsors and by members of our Chairman's Club to us was $2.21 per share. Michael O. Johnson, our Chief Executive Officer, purchased from us 203,620 shares on June 24, 2003. The price paid by Mr. Johnson was the same price paid by members of our distributor organization in the May 30th offering.

        In connection with a separation and general release agreement with Mr. Francis X. Tirelli effective December 24, 2002, the Equity Sponsors repurchased 284,091 Preferred Shares held by Mr. Tirelli at a purchase price of $1.78 per share.

Share purchase agreement

        Certain Equity Sponsors (and/or their affiliates) were parties to a Share Purchase Agreement (the "Share Purchase Agreement") pursuant to which they originally purchased our Preferred Shares. Under the terms of the Share Purchase Agreement, the Equity Sponsors could, subject to approval by our Board of Directors and 75% of our shareholders, require us to pay a dividend to all of our shareholders related to certain income that may be taxable to them resulting from their ownership of our shares. We completed our analysis with regard to this payment and based on this analysis, we made $1.4 million and $4.9 million payments to our shareholders related to certain income that may be taxable to them for the years ended December 31, 2003 and December 31, 2004, respectively. On December 13, 2004, our Board of Directors approved the payment of these distributions to shareholders of record as of December 13, 2004, subject to the approval of 75% of our shareholders. On December 14, 2004, 75% of our shareholders approved these distributions and we distributed these payments as a dividend. The approval and making of these payments was not contingent upon the consummation of the 2004 Offering.

        We recently entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated, except for our obligation to pay dividends of approximately $1.4 million and $4.9 million to all of our current shareholders in respect of certain income that may be taxable to them for the year ended December 31, 2003 and the period from January 1, 2004 through December 13, 2004, respectively, which we paid as a dividend on December 14, 2004 to shareholders of record on December 13, 2004. In consideration for the termination of the Share Purchase Agreement, we entered into a Tax Indemnification Agreement with certain Equity Sponsors (and/or their affiliates). See "—Tax Indemnification Agreement" below.

Tax Indemnification Agreement

        As consideration for the termination of the Share Purchase Agreement, we have entered into a Tax Indemnification Agreement with certain Equity Sponsors (and/or their affiliates) pursuant to which we have agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the terms of the Tax Indemnification Agreement, we assume, for this purpose, that each indemnified party is a "United States shareholder" as defined in Section 951(b) of the Code. We do not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. Our new credit agreement will permit us to pay these tax indemnity payments, but it will restrict the aggregate amount that we can pay in any given year to no more than $15 million in the aggregate. We currently anticipate that any amounts that we are required to pay under this agreement in the future will be immaterial to us.

Registration rights agreement

        Members of our distributor organization holding our equity securities are also party to a registration rights agreement between the Equity Sponsors and Herbalife (the "registration rights agreement"). Under this registration rights agreement, the Equity Sponsors have unlimited "demand" registration rights permitting them to cause us, subject to certain restrictions, to register certain equity securities and to participate in registrations by us of our equity securities, subject to certain restrictions.

        If we at any time propose to register any of our securities under the Securities Act for sale to the public, in certain circumstances holders of Preferred Shares or common shares issued upon conversion of the Preferred Shares (including distributor shareholders) may require us to include their shares in the securities to be covered by the registration statement. Such registration rights are subject to customary limitations specified in the registration rights agreement.

Indemnity agreement

        In connection with the purchase of the Preferred Shares, Herbalife and WH Acquisition Corp. entered into an indemnity agreement with the Equity Sponsors pursuant to which Herbalife and Herbalife International (as successor-in-interest to WH Acquisition Corp.) agreed to indemnify the Equity Sponsors for losses and claims resulting from, arising out of or in any way related to the Acquisition, including existing litigation. Whitney had been sued in San Francisco by Rosemont Associates and Joseph Urso for $20 million in a suit alleging breach of contract, breach of covenants of good faith and fair dealing, quantum meruit and other causes of action arising out of the sale of Herbalife International to Whitney and others. This lawsuit was settled for an undisclosed sum that was not material to us or our financial condition.

Monitoring fee agreements

        In connection with the Acquisition, we entered into various agreements with the Equity Sponsors. Pursuant to the monitoring fee agreements entered into in connection with the Acquisition, Whitney and GGC Administration, LLC, an affiliate of CCG Investments (BVI), L.P., conducted certain activities related to such parties' and its affiliates' investments in Herbalife. These activities included activities related to the general management of Herbalife and its subsidiaries, identification and analysis of potential acquisitions and dispositions by Herbalife and its subsidiaries, support, negotiation and analysis of financing alternatives for Herbalife and its subsidiaries, and other activities necessary or advisable with respect to the monitoring of Herbalife.

        In consideration of these services, Herbalife International paid to Whitney and GGC Administration, LLC, quarterly, fees for monitoring services rendered (determined on an hourly basis), and such obligations were guaranteed by us. Such monitoring fees are currently being paid quarterly at a rate of $5.0 million per annum, divided between Whitney and GGC Administration, LLC at a ratio of 65% to 35%, respectively. Herbalife International also agreed to reimburse Whitney and GGC Administration, LLC for their reasonable out-of-pocket expenses and to pay additional transaction fees to them in the event Herbalife and/or any of its subsidiaries completed add-on acquisitions, divestitures, a transaction resulting in a change of control (as defined therein) or financing involving Herbalife and/or any of its subsidiaries, and that such obligations would be guaranteed by Herbalife. In fiscal 2004, Herbalife International reimbursed Whitney and GGC Administration, LLC approximately $1.8 million for their reasonable out-of-pocket expenses incurred since the date of the Acquisition through the payment date, which were invoiced during fiscal 2003. We have entered into a termination agreement with Whitney and GGC Administration, LLC to terminate the monitoring fee agreements in consideration for an aggregate of 0.7 million warrants. Each warrant gives the holder the ability to purchase one share of the Company's common shares at a price of $15.50 per share. This agreement was not contingent on the consummation of the 2004 Offering. We calculated the fair market value of these warrants utilizing a Black-Scholes Option Pricing Model. We recorded the related $2.9 million amount as a charge against earnings in the fourth quarter of 2004.

        We have also agreed to provide customary joint and several indemnification to Whitney and GGC Administration, LLC. See "—Indemnity Agreement."

WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan

        We have established a stock incentive plan that provides for the grant of options to purchase our common shares and stock appreciation rights to employees and consultants of Herbalife International.

The incentive plan is administered by a committee appointed by the board of directors of Herbalife. In addition, we have established a new 2004 Stock Incentive Plan that provides for grants of awards to our directors, officers, employees and consultants. See "—Description of Benefit Plans" and "—Employment Contracts."

WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan

        We have established an independent directors stock option plan that provides for the grant of options to purchase our common shares to our independent directors. Directors who are our employees or employees of any of our affiliates or have been designated as directors by our affiliates or our distributors are not independent directors for purposes of director compensation. We have granted options to Henry Burdick and Charles Orr under this plan.

Indemnification of Directors and Officers

        Herbalife's amended and restated memorandum and articles of association provide that, to the fullest extent permitted by the Companies Law (2004 Revision), every director, agent or officer of Herbalife shall be indemnified out of the assets of Herbalife against any liability incurred by him as a result of any act or failure to act in carrying out his functions other than such liability (if any) that he may incur by his own willful misconduct. To the fullest extent permitted by the Statute, such director, or officer shall not be liable to Herbalife for any loss or damage in carrying out his functions unless the liability arises through the willful misconduct of such director, agent or officer.

        Herbalife is a Cayman Islands exempted limited liability company. As such, it is governed by the laws of the Cayman Islands with respect to the indemnification provisions. Cayman Islands law does not limit the extent to which a company's articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Our articles of association provide for indemnification of officers and directors for losses, damages, costs and expenses incurred in their capacities as such, except in the case of (a) any fraud or dishonesty of such director or officer, (b) such director's or officer's conscious, intentional or willful breach of his obligation to act honestly, lawfully and in good faith with a view to the best interests of the Company, or (c) any claims or rights of action to recover any gain, personal profit, or other advantage to which the director or officer is not legally entitled.

        Herbalife has entered into an indemnification agreement with each of its directors and certain of its officers to supplement the indemnification protection available under its articles of association. These indemnity agreements generally provide that we will indemnify the parties thereto to the fullest extent permitted by law.

        The foregoing summaries are necessarily subject to the complete text of Herbalife's articles of association and the indemnification agreements referred to above and are qualified in their entirety by reference thereto.

        In addition to the indemnification provisions set forth above, Herbalife maintains insurance policies that indemnify its directors and officers against various liabilities arising under the Securities Act of 1933 and the Securities Exchange Act of 1934 that might be incurred by any director or officer in his capacity as such.

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to managers, officers, or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Special Cash Dividend

        We used a portion of the net proceeds from the 2004 Offering and the related transactions to pay a $139.7 million special cash dividend to our then current shareholders. Whitney and Golden Gate received approximately $70.5 million and $40.0 million, respectively, based on the number of shares they then beneficially owned. See "Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters".

        In March 2004 we completed the $275.0 million offering of the 9 1/2% Notes. The proceeds of the offering together with available cash were partly used to pay $183.1 million for the original issue price of 104.1 million Preferred Shares and to pay all accrued and unpaid dividends of $38.5 million. Whitney and Golden Gate received cash dividends of approximately $19.8 million and $11.2 million, respectively, based on the shares they then beneficially owned.

Disposition Agreement

        The investment partnerships sponsored by Whitney and Golden Gate and their applicable affiliates have entered into an agreement pursuant to which sales or other dispositions of our common shares or other voting securities held by one Equity Sponsor (or its affiliates) would be subject to the prior approval of the other Equity Sponsor during an initial 12-month veto period. The agreement further provides that, for an additional 6-month period commencing at the expiration of the veto period, the parties will discuss proposed dispositions of our common shares with the intent of cooperating in good faith to permit the disposing party to achieve as many of its business and/or economic objectives with respect to the proposed disposition as possible. However, neither party is required to obtain the consent of the other party to dispose of any of our common shares following the expiration of the initial 12-month veto period. The agreement covers sales or dispositions only and does not relate to voting, acquisitions, dividends or any other matters relating to ownership of our common shares or other voting securities. This agreement will terminate upon the earlier of (1) eighteen months from December 15, 2004 and (2) such time as the aggregate ownership of Herbalife common shares by Whitney and Golden Gate falls below 25% of our voting securities.

Voting Agreement

        The investment partnerships sponsored by Whitney and Golden Gate and their applicable affiliates have entered into a voting agreement pursuant to which during the term of the agreement, on all matters relating to the election of one or more directors of the Company to serve on the Company's Board of Directors, whether at an annual or special meeting of shareholders, each of Whitney and Golden Gate agree to vote all of the common shares beneficially owned by Whitney and Golden Gate, respectively, as may be necessary to elect the director nominee(s) designated by Whitney, if one or more affiliates of Whitney have been nominated for director, and the director nominee(s) designated by Golden Gate, if one or more affiliates of Golden Gate have been nominated for director, to serve on the Company's Board of Directors.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following services were provided by KPMG LLP during fiscal 2003 and 2004:

	2003	2004
Audit Fees	$1,026,000	$3,612,000
Audit-related fees(1)	125,000	194,000
Tax fees(2)	582,000	1,649,000
All other fees(3)	—	—

Total	$1,733,000	$5,455,000

(1)
Audit-Related Fees

    Audit-related fees were billed for the following services: assistance with Sarbanes-Oxley Section 404.

(2)
Tax Fees

    Tax fees were billed for the following services: tax compliance and international tax guidance.

(3)
All Other Fees

    All other fees were billed for the following services: project management and consulting relating to various information technology projects, distributor process improvements and supply chain management.

Pre-Approval Policy

        The Company's external auditor can not be engaged to provide any audit or non-audit services to the Company unless the engagement is pre-approved by the Audit Committee of the Board of Directors in compliance with the Sarbanes-Oxley Act of 2002. All audit, audit related, tax and other services were pre-approved for 2004. The pre-approval policy was adopted by the Company in late 2003.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as part of this Form 10-K:

1.
Financial Statements. The following financial statements of Herbalife Ltd. are filed as part of this Annual Report on Form 10- K on the pages indicated:

HERBALIFE LTD. AND SUBSIDIARIES

Page No.
Report of Independent Registered Public Accounting Firm from KPMG LLP	114
Report of Independent Registered Public Accounting Firm from Deloitte & Touche LLP	115
Consolidated Balance Sheets as of December 31, 2003 and 2004	116
Consolidated Statements of Operations for the seven months ended July 31, 2002, the five months ended December 31, 2002 and the years ended December 31, 2003 and 2004	117
Consolidated Statements of Changes in Shareholders' Equity for the seven months ended July 31, 2002, the five months ended December 31, 2002 and the years ended December 31, 2003 and 2004	118
Consolidated Statements of Cash Flows for the seven months ended July 31, 2002, the five months ended December 31, 2002 and the years ended December 31, 2003 and 2004	120
Notes to Consolidated Financial Statements	121
  2.
  Schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  3.
  Exhibits. The exhibits listed in the Exhibit Index immediately preceding such exhibits are filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit Number	Description	Reference
2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1
	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(a)
4.2	Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9 1/2% Notes due 2011	(a)
4.3	Form of Share Certificate	(d)
9.1
	Shareholders' Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates—QP, LLC, CCG Associates—AI, LLC, CCG Investment Fund—AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
9.2
	Institutional Shareholders' Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
9.3
	Voting Agreement, dated as of December 31, 2004 by and among Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund, Ltd., on the one hand, and CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC,, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC on the other hand	*
10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2	Office lease agreement between Herbalife International of America Inc. and State Teacher's Retirement System, dated July 11, 1995	(a)
10.3	Herbalife International of America, Inc.'s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.4	Herbalife International of America, Inc.'s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10.6	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.7	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.8	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification	(a)
10.10	Agreement for Retention of Legal Services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert A. Sandler	(a)
10.11
	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.12
	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.13
	Credit Agreement, dated as of July 31, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein	(a)
10.14
	Security Agreement, dated as of July 31, 2002, by Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Herbalife SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and the Subsidiary Guarantors party thereto in favor of UBS AG, Stamford Branch, as Collateral Agent	(a)
10.15	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.16	Monitoring Fee Agreement dated as of July 31, 2002, between WH Holdings (Cayman Islands) Ltd., Herbalife International, Inc. and Whitney & Co., LLC	(a)
10.17	Monitoring Fee Agreement dated as of July 31, 2002, between WH Holdings (Cayman Islands) Ltd., Herbalife International, Inc. and GGC Administration, LLC	(a)
10.18
	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10.19	Independent Director's Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10.20
	Amendment No. 1 to Credit Agreement dated as of December 18, 2002, among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and each of the Subsidiary Guarantors listed therein, the Lenders party thereto and UBS AG, Stamford Branch	(a)
10.21	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.22	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.23	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10.24	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10.25	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10.26	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)
10.27	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.28	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10.29	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.30	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)
10.31	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)
10.32	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)
10.33	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10.34	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.35	Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)
10.36	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.37	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.38	Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.39	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.40	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10.41	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10.42	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)
10.43	Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.44
	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.45
	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.46	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10.47	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.48	Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.49	Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.50
	Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.51
	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10.52	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10.53	Form of Stock Bonus Award Agreement	(e)

21.1	List of subsidiaries of WH Holdings (Cayman Islands) Ltd.	*
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm	*
23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	*
31.1	Certification of Chief Operating Officer	*
31.2	Certification of Chief Financial Officer	*
32.1	Certification of Chief Operating Officer	*
32.2	Certification of Chief Financial Officer	*
99.1
	Disposition Agreement dated as of December 13, 2004 is by and among Whitney V, L.P., a Delaware limited partnership, Whitney Strategic Partners V, L.P., a Delaware limited partnership, Whitney Private Debt Fund, L.P., a Delaware limited partnership and Green River Offshore Fund, Ltd., a Cayman Islands company on the one hand, and CCG Investments (BVI), L.P., a British Virgin Islands limited partnership, CCG Associates—QP, LLC, a Delaware limited liability company, CCG Associates—AI, LLC, a Delaware limited liability company, CCG Investment Fund—AI, LP, a Delaware limited partnership, CCG AV, LLC—Series C, a Delaware limited liability company, CCG AV, LLC—Series E, a Delaware limited liability company and CCG CI, LLC a Delaware limited liability company on the other hand.	(d)
99.2	Contract for Services of a Consultant between Herbalife International Luxembourg S.a.R.L. and Brian Kane dated as of October 18, 2004	*
99.3	Compromise Agreement between Herbalife International Luxembourg S.a.R.L. and Brian Kane dated as of October 18, 2004	*
99.4	Employment Agreement dated as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	*

*
Filed herewith.

(a)
Previously filed on October 1, 2004 as an Exhibit of like number to the Company's registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)
Previously filed on November 9, 2004 as an Exhibit of like number to Amendment No. 2 to the Company's registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)
Previously filed on December 2, 2004 as an Exhibit of like number to Amendment No. 4 to the Company's registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)
Previously filed on December 14, 2004 as an Exhibit of like number to Amendment No. 5 to the Company's registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)
Previously filed on February 17, 2005 as an Exhibit to the Company's registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd.) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholder's equity and comprehensive income, and cash flows for each of the years ended in the two-year period December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. as of December 31, 2004 and 2003, and the results of their operations and their cash flows each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Herbalife Ltd. and its subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Herbalife Ltd.

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows of Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd. and subsidiaries) (the "Successor") for the five-month period ended December 31, 2002. We have also audited the related consolidated statements of operations, changes in shareholders' equity and comprehensive income (loss), and cash flows of Herbalife International, Inc. and subsidiaries (the "Predecessor"), a wholly owned subsidiary of the Successor, for the seven-month period ended July 31, 2002. These financial statements are the responsibility of Successor and Predecessor management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of the Successor and its cash flows for the five-month period ended December 31, 2002 and the results of operations of the Predecessor and its cash flows for the seven-month period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 19, 2004 (December 1, 2004 as to
earnings per share information and the
effect of the reverse stock split described in Note 1)

HERBALIFE LTD.

(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED BALANCE SHEETS

(as of December 31)

	2003	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,679,000	$201,577,000
Restricted cash	5,701,000	—
Receivables, net of allowance for doubtful accounts of $2,527,000 (2003) and $4,815,000 (2004), including related party receivables of $323,000 (2003)	31,977,000	29,546,000
Inventories	59,397,000	71,092,000
Prepaid expenses and other current assets	20,825,000	45,914,000
Deferred income taxes	9,164,000	21,784,000

Total current assets	277,743,000	369,913,000

Property—at cost:
Furniture and fixtures	6,137,000	6,743,000
Equipment	48,148,000	58,726,000
Leasehold improvements	8,733,000	10,384,000

	63,018,000	75,853,000
Less: accumulated depreciation and amortization	(17,607,000)	(20,463,000)

Net property	45,411,000	55,390,000

Deferred compensation plan assets	21,340,000	12,052,000
Other assets	5,795,000	7,957,000
Deferred financing costs, net of accumulated amortization of $10,266,000 (2003) and $231,000 (2004)	33,278,000	6,860,000
Marketing related intangibles	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $26,539,000 (2003) and $45,272,000 (2004)	29,661,000	10,928,000
Product certifications, product formulas and other intangible assets, net of accumulated amortization of $9,491,000 (2003) and $14,692,000 (2004)	13,219,000	8,084,000
Goodwill	167,517,000	167,517,000

TOTAL	$903,964,000	$948,701,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,526,000	$24,457,000
Royalty overrides	76,522,000	85,304,000
Accrued compensation	19,127,000	27,016,000
Accrued expenses	59,669,000	87,227,000
Current portion of long term debt	72,377,000	120,291,000
Advance sales deposits	6,574,000	9,490,000
Income taxes payable	19,427,000	17,684,000

Total current liabilities	276,222,000	371,469,000
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion, including related party debt of $23.7 million (2003)	252,917,000	365,926,000
Deferred compensation liability	22,442,000	13,882,000
Deferred income taxes	111,910,000	130,346,000
Other non-current liabilities	2,685,000	2,736,000

Total liabilities	666,176,000	884,359,000

SHAREHOLDERS' EQUITY:
Preferred shares, $0.001 par value (aggregate liquidation preference $446,241,000 (2003), 12% Series A Cumulative and Convertible, 106,000,000 (2003) shares authorized, 102,013,572 (2003) shares issued and outstanding	102,000	—
Preference shares, $0.002 par value, 7,500,000 (2004) shares authorized and unissued	—	—
Common shares, $0.002 par value, 175,000,000 shares authorized, 68,630,834 (2004) shares issued and outstanding	—	137,000
Paid-in capital in excess of par value	183,407,000	74,593,000
Accumulated other comprehensive income	3,427,000	3,923,000
Retained earnings (accumulated deficit)	50,852,000	(14,311,000)

Total shareholders' equity	237,788,000	$64,342,000

TOTAL	$903,964,000	$948,701,000

See the accompanying Notes to Consolidated Financial Statements

HERBALIFE LTD.

(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	2002	2002	2003	2004
	January 1 to July 31	August 1 to December 31	Year ended December 31,	Year ended December 31,
	(predecessor)	(successor)	(successor)	(successor)
Product sales	$554,693,000	$386,360,000	$995,120,000	$1,125,045,000
Handling & freight income	89,495,000	63,164,000	164,313,000	184,618,000

Net sales	644,188,000	449,524,000	1,159,433,000	1,309,663,000
Cost of sales	140,553,000	95,001,000	235,785,000	269,913,000

Gross profit	503,635,000	354,523,000	923,648,000	1,039,750,000
Royalty overrides	227,233,000	159,915,000	415,351,000	464,892,000
Selling, general & administrative expenses, including $9.3 million (2004), $8.4 million (2003) and $2.0 million (period from August 1 to December 31, 2002) of related party expenses	207,390,000	135,536,000	401,261,000	436,139,000
Acquisition transaction expenses	54,708,000	6,183,000	—	—

Operating income	14,304,000	52,889,000	107,036,000	138,719,000
Interest expense (income)—net	(1,364,000)	23,898,000	41,468,000	123,305,000

Income before income taxes and minority interest	15,668,000	28,991,000	65,568,000	15,414,000
Income taxes	6,267,000	14,986,000	28,721,000	29,725,000

Net income (loss) before minority interest	9,401,000	14,005,000	36,847,000	(14,311,000)
Minority interest	189,000	—	—	—

NET INCOME (LOSS)	$9,212,000	$14,005,000	$36,847,000	$(14,311,000)

Earnings (loss) per share
Basic	$0.28	—	—	$(0.27)
Diluted	$0.27	$0.27	$0.69	$(0.27)
Weighted average shares outstanding
Basic	32,387,000	—	—	52,911,000
Diluted	33,800,000	51,021,000	53,446,000	52,911,000

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

Predecessor	Common Stock A	Common Stock B	Paid in Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Comprehensive Income (Loss)
Balance at December 31, 2001	$112,000	$203,000	$77,717,000	$(11,531,000)	$194,415,000	$260,916,000
Issuance of 346,695 shares of Class A Common Stock and 1,139,237 Shares of Class B Common Stock under the 1991 Stock Option Plan and other	4,000	11,000	10,531,000			10,546,000
Additional capital from revaluation of stock options			980,000			980,000
Additional capital from tax benefit of 1991 stock option plan			3,042,000			3,042,000
Other			375,000			375,000
Net income					9,212,000	9,212,000	$9,212,000
Translation adjustments				1,428,000		1,428,000	1,428,000
Unrealized gain on marketable securities				14,000		14,000	14,000
Unrealized gain (loss) on derivatives				(3,338,000)		(3,338,000)	(3,338,000)
Reclassification adjustments for gain on derivative instruments				1,315,000		1,315,000	1,315,000

Total comprehensive income						—	$8,631,000

Cash dividends declared					(4,962,000)	(4,962,000)

Balance at July 31, 2002	$116,000	$214,000	$92,645,000	$(12,112,000)	$198,665,000	$279,528,000

See the accompanying Notes to Consolidated Financial Statements.

Successor	Preferred Stock	Common Stock	Paid in Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity	Comprehensive Income (Loss)
Issuance of 100,000,000 Preferred Shares	$100,000		$175,508,000			$175,608,000
Issuance of stock warrants (Note 4)			1,800,000			1,800,000
Net income					$14,005,000	14,005,000	$14,005,000
Translation adjustments				$302,000		302,000	302,000
Unrealized gain on marketable securities				4,000		4,000	4,000
Unrealized gain (loss) on derivatives				2,266,000		2,266,000	2,266,000
Reclassification adjustments for gain (loss) on derivative instruments				(2,711,000)		(2,711,000)	(2,711,000)

Total comprehensive income							$13,866,000

Balance at December 31, 2002	$100,000		$177,308,000	$(139,000)	$14,005,000	$191,274,000
Issuance of 2,013,572 Preferred Shares	2,000		4,204,000			4,206,000
Stock options			1,895,000			1,895,000
Net income					36,847,000	36,847,000	$36,847,000
Translation adjustments				4,517,000		4,517,000	4,517,000
Unrealized gain on marketable securities				(4,000)		(4,000)	(4,000)
Unrealized gain (loss) on derivatives				(464,000)		(464,000)	(464,000)
Reclassification adjustments for gain (loss) on derivative instruments				(483,000)		(483,000)	(483,000)

Total comprehensive income							$40,413,000

Balance at December 31, 2003	$102,000		$183,407,000	$3,427,000	$50,852,000	$237,788,000
Conversion of 102,013,572 preferred shares including cumulative dividends	(102,000)		(170,661,000)		(50,852,000)	(221,615,000)
Issuance of 52,027,194 common shares		104,000	(104,000)			—
Issuance of 928,640 common shares from the exercise of stock options		2,000	3,010,000			3,012,000
Additional capital from stock options			2,036,000			2,036,000
Issuance of 15,675,000 common shares from the IPO		31,000	200,065,000			200,096,000
Issuance of warrants			2,878,000			2,878,000
Dividends paid			(146,038,000)			(146,038,000)
Net income (loss)					(14,311,000)	(14,311,000)	(14,311,000)
Translation adjustments				(538,000)		(538,000)	(538,000)
Unrealized gain (loss) on derivatives				2,798,000		2,798,000	2,798,000
Reclassification adjustments for loss on derivative instruments				(1,764,000)		(1,764,000)	(1,764,000)

Total comprehensive income (loss)							$(13,815,000)

Balance at December 31, 2004	$—	$137,000	$74,593,000	$3,923,000	$(14,311,000)	$64,342,000

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002		2003	2004
	January 1 to July 31	August 1 to December 31	Year ended December 31,	Year ended December 31
	(predecessor)	(successor)	(successor)	(successor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,212,000	$14,005,000	$36,847,000	$(14,311,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,722,000	11,424,000	55,605,000	43,896,000
Amortization of discount and deferred financing costs	—	3,651,000	7,039,000	6,856,000
Deferred income taxes	3,186,000	(16,981,000)	(12,160,000)	3,618,000
Unrealized foreign exchange loss (gain)	2,448,000	433,000	4,070,000	(1,219,000)
Write-off of deferred financing costs & unamortized discounts	—	—	1,368,000	30,830,000
Minority interest in earnings	189,000	—	—	—
Other	2,338,000	(719,000)	3,072,000	5,474,000
Changes in operating assets and liabilities:
Receivables	(11,712,000)	11,408,000	(481,000)	3,997,000
Inventories	11,462,000	3,576,000	592,000	(7,569,000)
Prepaid expenses and other current assets	(14,107,000)	9,972,000	(4,188,000)	(21,149,000)
Accounts payable	14,831,000	(12,132,000)	(821,000)	449,000
Royalty overrides	3,948,000	3,940,000	1,526,000	5,323,000
Accrued expenses and accrued compensation	1,895,000	(7,611,000)	5,045,000	32,513,000
Advance sales deposits	3,230,000	(3,277,000)	(454,000)	2,440,000
Income taxes payable	718,000	11,476,000	7,228,000	(2,365,000)
Deferred compensation liability	(1,459,000)	(1,126,000)	(9,640,000)	(8,560,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES	37,901,000	28,039,000	94,648,000	80,223,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(4,741,000)	(2,190,000)	(13,601,000)	(23,081,000)
Proceeds from sale of property	191,000	46,000	53,000	6,000
Net change in restricted cash	—	(10,551,000)	4,850,000	5,701,000
Net changes in marketable securities	20,691,000	(2,000)	1,268,000	0
Other assets	(2,300,000)	(421,000)	(298,000)	(1,292,000)
Deferred compensation assets	5,154,000	6,145,000	10,582,000	9,288,000
Acquisition of Herbalife International, Inc. (net of cash acquired of $201,821,000)	—	(449,073,000)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,995,000	(456,046,000)	2,854,000	(9,378,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(9,682,000)	—	—	(184,538,000)
Distribution to minority interest	(4,598,000)	—	—	—
Issuance of 9.5% Notes	—	—	—	267,437,000
Repurchase of 15.5% Senior Notes and 11.75% Notes	—	—	(5,681,000)	(199,422,000)
Borrowings from long-term debt	29,000	383,199,000	6,508,000	208,870,000
Principal payments on long-term debt	(3,799,000)	(51,069,000)	(23,864,000)	(127,230,000)
Conversion of Preferred shares	—	—	—	(183,115,000)
Proceeds from issuance of common shares	—	—	—	200,096,000
Increase in deferred financing costs	(27,788,000)	(16,219,000)	—	(7,091,000)
Exercise of stock options	10,546,000	—	—	3,012,000
Issuance of preferred stock	—	175,608,000	4,206,000	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(35,292,000)	491,519,000	(18,831,000)	(21,981,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	980,000	689,000	7,807,000	2,034,000

NET CHANGE IN CASH AND CASH EQUIVALENTS	22,584,000	64,201,000	86,478,000	50,898,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	179,237,000	—	64,201,000	150,679,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,821,000	$64,201,000	$150,679,000	$201,577,000

CASH PAID DURING THE YEAR
Interest paid	$287,000	$5,814,000	$35,866,000	$88,108,000

Income taxes paid	$16,479,000	$10,986,000	$32,836,000	$20,491,000

NON CASH ACTIVITIES
Capital leases	$2,058,000	$1,409,000	$6,834,000	$7,198,000

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization

        Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd.), a Cayman Islands exempted limited liability company ("Herbalife"), incorporated on April 4, 2002, and its direct and indirect wholly owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company ("WH Intermediate"), WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company ("Lux Holdings"), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation ("WH Acquisition"), were formed on behalf of Whitney & Co., LLC ("Whitney") and Golden Gate Private Equity, Inc. ("Golden Gate"), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries ("Herbalife International") on July 31, 2002 (the "Acquisition"). Herbalife and its subsidiaries are referred to collectively herein as the Company.

  IPO Recapitalization

        On December 16, 2004, Herbalife completed an initial public offering (the "IPO"), whereby it offered its common shares as part of a series of recapitalization transactions as follows:

  •
  a tender offer for $159.8 million of the outstanding 11 3/4% senior subordinated notes due 2010, issued by Herbalife International, which are referred to as the 11 3/4% Notes.

  •
  the replacement of Herbalife International's existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

  •
  the payment of a $139.8 million special cash dividend to the current shareholders of Herbalife. The new purchasers of Herbalife common shares in the IPO were not entitled to participate in this special cash dividend; and the amendment of Herbalife's Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Herbalife's common shares; (2) increase Herbalife's authorized common shares to 500 million shares; and (3) increase Herbalife's authorized preference shares to 7.5 million shares all of which took effect on December 1, 2004.

        As a planned continuation of the IPO recapitalization, Herbalife exercised a contract provision in December 2004 to redeem 40%, or $110 million principal value excluding a premium of $10.5 million, of the 9 1/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The premium and the write-off of deferred financing fees of $14.2 million associated with this redemption will be included in interest expense in the first quarter of 2005.

        In connection with the IPO and the recapitalization the Company incurred $23.7 million in fees and expenses of which $19.4 million were associated with the IPO (included in equity) and $4.3 million were associated with the establishment of the new credit facility (included in deferred financing costs).

  Acquisition

        On July 31, 2002, WH Acquisition merged with and into Herbalife International with Herbalife International being the surviving corporation. The Acquisition was consummated pursuant to the Agreement and Plan of Merger. As a result of the Acquisition, Herbalife International was delisted from the NASDAQ National Market.

        The Acquisition has been accounted for as a purchase in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." Accordingly, the acquired assets and liabilities have been recorded at fair value. Because of this, different bases of accounting have been used to prepare the Company and Predecessor consolidated financial statements. In the future, the primary differences are expected to relate to additional interest expense on the new debt, amortization of intangibles, and amortization of deferred financing costs recorded at the date of the Acquisition.

        The Company completed the final allocation of the purchase price in connection with the Acquisition during 2003 based on an independent valuation study. The study was used as the basis to make the final determination of the values that should be allocated to various finite and indefinite lived intangible assets as well as goodwill. As a result of this completion of the purchase price allocation process, certain reclassifications were made to certain categories of intangible assets and goodwill that were previously identified on a preliminary basis as of December 31, 2002.

        The total purchase price of approximately $651.5 million was allocated to the acquired assets and assumed liabilities based upon their respective fair value as of the closing date using valuations and other studies that have been finalized. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of Acquisition:

	Final Allocation	Preliminary Allocation	Increase (Decrease)
	(in millions)
Current assets	$388.7	$388.7	$—
Property	52.0	52.0	—
Marketing related intangibles	310.0	310.0	—
Distributor network	56.2	—	56.2
Product formulas	15.5	—	15.5
Product certifications and other intangible assets	7.2	7.4	(0.2)
Goodwill	167.5	211.1	(43.6)
Other long-term assets	42.6	42.6	—

Total assets acquired	$1,039.7	$1,011.8	$27.9

Current liabilities	$209.4	$209.4	$—
Other non-current liabilities	34.9	34.9	—
Long-term debt	1.2	1.2	—
Deferred income taxes	142.7	114.8	27.9

Total liabilities assumed	$388.2	$360.3	$27.9

Net assets acquired	$651.5	$651.5	—

        Marketing related intangibles are considered to have an indefinite life and are not subject to amortization. Distributor network has an expected life of three years. Product formulas have an expected life of five years. Product certifications have an expected life of two years. None of the intangibles are expected to be deductible for tax purposes. As a result of the finalization of the purchase price allocation during the third quarter of 2003, the Company recorded additional amortization expense of $19.1 million before tax relating to periods prior to July 1, 2003. The Company recorded total amortization expense of $34.5 million before tax for 2003 and $1.5 million for the period from August 1 to December 31, 2002. In addition, the amounts for marketing franchise, trademark and trade name as of December 31, 2002 have been combined and are presented as marketing related intangibles above and in the accompanying balance sheet to conform to the current year presentation.

        In connection with the Acquisition, the Predecessor incurred transaction expenses and stock option payments of approximately $54.7 million, which have been reflected in the Predecessor financial statements. The Company also incurred transaction expenses of approximately $6.2 million. In addition, the Company incurred debt issuance costs of approximately $44.3 million, which have been capitalized as deferred financing costs in the Company's consolidated balance sheet.

        The following unaudited pro forma results for the year ended December 31, 2002 are based on the historical financial statements of the Predecessor, adjusted to give effect to the Acquisition and related financing transactions as if the transactions had occurred at the beginning of the period presented:

Year ended December 31
2002
(in millions)
Net sales	$1,093.7
Net income	$33.2

        The Acquisition was financed through:

  •
  gross proceeds of $162.9 million from the sale of the 11 3/4% Notes (face value of $165.0 million):

  •
  borrowings of $180.0 million under the $205.0 million senior credit facility;

  •
  contributions of net proceeds of $24.0 million by Herbalife from the sale of its 15 1/2% Senior Notes ("15 1/2% Senior Notes") (face value $38.0 million);

  •
  contribution by Whitney, Golden Gate and selected members of Herbalife International's distributor organization and senior management of $176.0 million from the sale of the 12% Series A Cumulative Convertible Preferred Shares of Herbalife (the "Preferred Shares") by Herbalife; and

  •
  use of available cash balances of Herbalife International of approximately $217.1 million.

        In connection with the Acquisition, Herbalife contributed the proceeds from the sale of the Preferred Shares and the sale of the Senior Notes, totaling $200.0 million, to WH Intermediate as capital. Immediately upon the consummation of the Acquisition, WH Intermediate assumed indirectly through one of its subsidiaries the liability of $7.2 million of expenses relating to the Acquisition and related financing transactions from Herbalife, resulting in a net capital contribution of $192.8 million.

2.     Basis of Presentation

        The Company's consolidated financial statements refer to Herbalife International and its subsidiaries for periods through July 31, 2002 and to Herbalife and its subsidiaries for periods subsequent to July 31, 2002. In addition, "Predecessor" refers to Herbalife International and its subsidiaries for periods through July 31, 2002 and "Successor" refers to Herbalife and its subsidiaries for periods subsequent to July 31, 2002. The Successor consolidated financial statements also include interest expense and amortization of debt issuance costs incurred prior to the consummation of the Acquisition. All common shares and earnings per share data for the successor gives effect to a 1:2 reverse stock split, which took effect December 1, 2004. The Company also officially changed its name from WH Holdings (Cayman Islands) Ltd. to Herbalife Ltd. effective December 1, 2004.

New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") enacted Statement of Financial Accounting Standards 123—revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" and supersedes Accounting Principle Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

        The Company is required to adopt SFAS 123R in the third quarter of fiscal 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption will not have a material impact on our consolidated statements of income and net income per share.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004" ("AJCA"). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the first two fiscal quarters of 2005.

Significant Accounting Policies

Consolidation Policy

        The consolidated financial statements for the period beginning August 1, 2002 include the accounts of Herbalife and its subsidiaries and the periods prior to August 1, 2002 include the accounts of Herbalife International and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Translation of Foreign Currencies

        In substantially all the countries that the Company operates in, the functional currency is the local currency. Foreign subsidiaries' asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Transaction losses, which include the cost of forward exchange and option contracts, were $0.4 million, $1.4 million, $6.5 million and $1.9 million for the seven months ended July 31, 2002, the five months ended December 31, 2002, the year ended December 31, 2003, and the year ended December 31, 2004, respectively, and are included in selling, general & administrative expenses in the accompanying consolidated statement of income.

Forward Exchange Contracts and Option Contracts

        The Company enters into forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company also enters into interest rate caps and swaps in managing its interest rate risk on its variable rate term loan. The Company does not use the contracts for trading purposes.

        The Company has adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company's cash and cash equivalents.

Restricted Cash

        The Company's restricted cash at December 31, 2003 pertained to a payment reserve account used to provide payment of scheduled interest and other amounts due on the Senior Notes until March 31, 2005. All amounts deposited were pledged to the Bank of New York as collateral agent for the benefit of the holders of the Senior Notes. The 15 1/2% Senior Notes were repaid as part of the Acquisition and related financing transactions in March of 2004. There was no restricted cash as of December 31, 2004.

Accounts Receivable

        Accounts receivable consist principally of receivables from credit card companies, arising from the sale of product to the Company's distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company believes that it provides adequate allowances for receivables from its distributors.

Fair Value of Financial Instruments

        The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

  •
  The carrying amounts of cash and cash equivalents, restricted cash, receivables, and accounts payable approximate fair value due to the short-term maturities of these instruments;

  •
  Marketable securities are based on the quoted market prices for these instruments;

  •
  Foreign exchange contracts are based on exchange rates at period end;

  •
  The fair value of option and forward contracts are based on dealer quotes;

  •
  The book values of the Company's variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company; and

  •
  The fair values for fixed rate borrowings have been determined based on recent market trade values.

Inventories

        Inventories are stated at lower of cost (on the first-in, first-out basis) or market. The Company had reserves for obsolete and slow moving inventory totaling $4.2 million and $6.2 million as of December 31, 2003 and 2004, respectively.

Deferred Financing Costs

        Deferred financing costs represent fees and expenses related to the borrowing of the Company's long term debt and are amortized over the term of the related debt.

Long-Lived Assets

        Depreciation of furniture, fixtures, and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

        Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

        Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are amortized over their expected lives, which are three years for the distributor network, five years for product formulas and two years for product certifications. The annual amortization expense for intangibles is $1.5 million (2002), $34.5 million (2003), $23.9 million (2004), $14.0 million (2005), $3.1 million (2006), and $1.8 million (2007).

Income Taxes

        Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

Royalty Overrides

        An independent distributor may earn commissions, called royalty overrides or production bonuses, based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor. In addition, such commissions are recorded when the products are shipped. Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has calculated this period of certainty to be three years worldwide, whereas previously this period varied by country, ranging from 12 months to 30 years. In order to achieve consistency among all countries, the Company adjusted the period over which such amounts would be taken into income to three years on a Company-wide basis. The impact of this change for the year ended December 31, 2004 was a pretax benefit of approximately $2.4 million.

Research and Development

        The Company's research and development is primarily performed by outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

Earnings Per Share

        All earnings per share data for the successor has been restated to reflect the 1:2 reverse stock split (see paragraph 1 of Note 2).

        Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of shares outstanding, inclusive of the effect of dilutive securities.

        The Company's preferred shares converted to common shares on March 8, 2004. From August 1, 2002 until the date of conversion, the Company did not have any outstanding common shares. Accordingly, no basic earnings per share information has been presented for those periods. Diluted earnings per share for these periods assumes the conversion of the preferred shares to common shares and includes the dilutive effect, if any, of outstanding stock options and warrants.

        Periods after March 8, 2004 include basic earnings per share information that reflects common shares outstanding subsequent to the conversion. Diluted earnings per share for such periods also reflects the dilutive effect, if any, of outstanding stock options.

        The following are the share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	2002		2003	2004
	January 1, to July 31,	August 1 to December 31,	Year ended December 31,	Year ended December 31,
	(predecessor)	(successor)	(successor)	(successor)
Weighted average shares used in basic computations	32,387	—	—	52,911
Dilutive effect of exercise of options outstanding	1,413	—	1,776	—
Dilutive effect of Preferred shares	—	50,000	50,649	—
Dilutive effect of warrants	—	1,021	1,021	—

Weighted average shares used in diluted computations	33,800	51,021	53,446	52,911

        Options to purchase 9.8 million, 2.9 million and 3.3 million shares of common stock at prices ranging from $0.88 to $25.0, $5.0 to $24.64 and $0.88 to $3.52 were outstanding during 2004, 2003 and the five months ended December 31, 2002, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the shares of common stock or the potential issuance of options would decrease loss per share. Therefore such options would be anti-dilutive. For 2001 and for the seven months ended July 31, 2002 the number of shares excluded from the computation of diluted earnings per share were immaterial.

Revenue Recognition

        Revenue is recognized when products are shipped and title passes to the Independent Distributor or importer. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as "Distributor Allowances," and amounts billed for freight and handling costs. Freight and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

        Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of net sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

Accounting for Stock Options

        In December 2002, the FASB issued SFAS 148 "Accounting for Stock Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25, issued March 2000, to account for its stock-based awards for employees. For options granted to employees, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        The following tables illustrate the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share amounts):

	2002		2003	2004
	January 1, to July 31,	August 1 to December 31,	Year ended December 31,	Year ended December 31,
	(predecessor)	(successor)	(successor)	(successor)
Net income (loss) as reported	$9.2	$14.0	$36.8	$(14.3)
Add: Stock-based employee compensation expense included in reported net income	0.6	—	1.1	1.2
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(0.4)	—	(1.5)	(2.6)

Pro forma net income	$9.4	$14.0	$36.4	$(15.7)

Basic earnings (loss) per share
As reported	$0.28	—	—	$(0.27)
Pro forma	$0.30	—	—	$(0.30)
Diluted earnings (loss) per share
As reported	$0.27	$0.27	$0.69	$(0.27)
Pro forma	$0.28	$0.24	$0.68	$(0.30)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

        Certain reclassifications were made to the prior year financial statements to conform to the current year presentation.

3.     Inventories

        Inventories consist primarily of finished goods available for resale and can be categorized as follows:

	December 31,
	2003	2004
	(dollars in millions)
Weight management and inner nutrition	$44.2	$53.9
Outer Nutrition®	7.0	10.0
Literature, promotional and others	8.2	7.2

Total	$59.4	$71.1

4.     Long-Term Debt

        Long-term debt consists of the following:

	December 31,
	2003	2004
	(dollars in millions)
11 3/4% Notes	$158.2	$0.2
Borrowing under senior credit facility (2002)	119.8	—
Borrowing under senior credit facility (2004)	—	200.0
15 1/2% Senior Notes	39.6	—
Discount—15 1/2% Senior Notes warrant	(1.6)	—
9 1/2% Notes	—	268.1
Capital leases	5.5	9.2
Other debt	3.8	8.7

	325.3	486.2
Less: current portion	72.4	120.3

	$252.9	$365.9

        Interest expense was $0.2 million, $25.2 million, $41.5 million and $123.3 million for the seven months ended July 31, 2002, the five months ended December 31, 2002, and the years ended December 31, 2003 and 2004.

        In connection with the Acquisition, the Company consummated certain related financing transactions, including the issuance by WH Acquisition on June 27, 2002 of $165.0 million of 11 3/4% Senior Subordinated Notes (the "11 3/4% Notes") issued at 98.716% of par, due July 15, 2010. Interest on the 11 3/4% Notes is to be paid semi annually on January 15th and July 15th, of each year (the first payment of which was made on January 15, 2003). In connection with this financing, the Company incurred $25.1 million of debt issuance costs, which are being amortized, over the term of the debt using the effective interest rate method. During the third quarter of 2003, the Company repurchased $5 million principal value of 11 3/4% Notes. The fair value of the 11 3/4% Notes was $189.6 million and $0.2 million at December 31, 2003 and 2004, respectively.

        In addition, the Company, as borrower, entered into a Credit Agreement dated as of July 31, 2002 with the guarantors party, the lenders party, Rabobank International, as documentation agent, General Electric Capital Corporation, as syndication agent, UBS Securities LLC (successor in interest to UBS Warburg LLC), as arranger, and UBS AG, Stamford Branch, as administrative agent, collateral agent and issuing bank (the "Credit Agreement"), which provides for a term loan amount of $180.0 million and a revolving credit facility in the amount of $25.0 million (collectively, the "Senior Credit Facility"). In conjunction with this financing, the Company incurred $16.7 million of debt issuance costs, which are being amortized over the term of the debt using the effective interest method. The revolving credit facility is available until July 31, 2007. The term loan and the revolving credit facility bear interest, at the option of the Company, at either the alternate base rate or the LIBOR rate plus in each case an applicable margin. Initially the base rate applicable margin for the term loan was 3.00%, while the LIBOR rate applicable margin was 4.00%. As of December 31, 2003, no amounts had been borrowed under the revolving credit facility. As of December 31, 2003, the Company had selected the LIBOR rate alternative (three months) with a total interest rate of 5.1% on December 31, 2003. In accordance with the terms of the Senior Credit Facility, on October 30, 2002, Herbalife purchased a three-year 5% LIBOR interest rate cap covering $43.8 million of the term loan. As of December 31, 2003, the interest rate cap was $34.4 million and on December 22, 2004 the interest rate cap was cancelled.

        Also, in connection with the Acquisition, the Company issued and sold $38.0 million principal amount of 15 1/2% Senior Notes (the "15 1/2% Senior Notes"), due July 15, 2011. The 15 1/2% Senior Notes accrue interest at the rate of 15.5% per annum. Interest is required to be paid on March 31, June 30, September 30, and December 31 in each year commencing September 30, 2002. In accordance with the terms of the 15 1/2% Senior Notes, 12.5% per annum of the interest payable quarterly is to be paid in cash and 3.0% per annum of the interest payable quarterly is to be paid through the issuance of additional notes. The principal amount of the 15 1/2% Senior Notes is required to be paid on July 15, 2011. From the net proceeds of the issuance of the 15 1/2% Senior Notes, the Company established and deposited $12.5 million to a payment reserve account to provide payment when due of scheduled cash interest payments until March 31, 2005 and, in certain circumstances, other amounts due on the 15 1/2% Senior Notes. All amounts deposited in the payment reserve account are pledged by the Company to The Bank of New York, as collateral agent for the benefit of the holders of the 15 1/2% Senior Notes. The balance of the payment reserve account was $5.7 million at December 31, 2003, and it was reflected in the restricted cash balance on the balance sheet.

        In connection with the sale of the Company's 15 1/2% Senior Notes, the Company issued warrants with a right to purchase approximately 2.0 million preferred shares at an exercise price of $0.01 per share of which Whitney held warrants with the right to purchase 0.9 million. The Company allocated $1.8 million as capital surplus for the issuance of the warrants on July 31, 2002. The 15 1/2% Senior Notes were discounted by the same amount.

        The 11 3/4% Notes and the Senior Credit Facility are guaranteed by the Guarantors (as defined in Note 15 herein). The Senior Credit Facility is also guaranteed by Herbalife. The obligations under the Senior Credit Facility are secured by (i) first priority pledges of (A) all of the shares of the Guarantors and (B) 65% of the equity interests of the foreign subsidiaries of Herbalife International that are not Guarantors other than HIIP Investment Co., LLC, Herbalife Foreign Sales Corporation, Importadora Y Distribuidora Herbalife International de Chile Limitada, Herbalife International Greece S.A., Herbalife Hungary Trading, Limited, PT Herbalife Indonesia, Herbalife International SBN, BHD, HBL International Maroc S.à.R.L., Herbalife International Products N.V., Herbalife International Holdings, Inc., Herbalife International, S.A., Herbalife Dominicana, S.A., and Herbalife Del Ecuador, S.A. and (ii) security interests in and liens on all accounts receivable, inventory and other property and assets of Herbalife and the Guarantors (other than the escrow account for interest on the Senior Notes).

        The 11 3/4% Notes, the Senior Credit Facility and the 15 1/2% Senior Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of the assets, or enter into various transactions with affiliates. Additionally, the Senior Credit Facility includes covenants relating to the maintenance of certain leverage, fixed charge coverage, and interest coverage ratios.

        In December 2002, the Company and its lenders amended the Credit Agreement. Under the terms of the amendment, the Company made a prepayment of $40.0 million on December 30, 2002. In connection with this prepayment, the lenders waived the December 31, 2002 and March 31, 2003 mandatory amortization payments of $7.5 million along with a mandatory 50% excess cash flow payment solely for the year ended December 31, 2002. The Company's debt agreement has a provision that requires the Company to make early payments to the extent of excess cash flow, as defined. In addition, Herbalife International was allowed to pay certain monitoring fees to Whitney and Golden Gate that under the terms of the original Credit Agreement were to be accrued, but not paid, until the obligations under the Credit Agreement had been paid in full. The amortization of the principal payments was also modified so that Herbalife International was obligated to pay approximately $2.2 million on June 30, 2003 and will pay $6.5 million in each subsequent quarter through March 31, 2008, with the final payment on June 30, 2008 being approximately $8.7 million. As of December 31, 2003, Herbalife International estimated it's mandatory 50% excess cash flow payment for 2003 to be $40 million and to be paid in the first quarter of 2004. Consequently, the future quarterly principal payments were reduced. However, the Company may be obligated to make future excess cash flow payments as described above. In addition, Herbalife International was granted the right to make purchase up to $25 million in aggregate principal amount, on the 11 3/4% Notes over the life of the Credit Agreement provided that Herbalife meets an agreed upon leverage ratio.

        As of December 31, 2003, certain Whitney affiliated companies had provided funding for $5.1 million of the term loan under the Senior Credit Facility, $1.3 million of the 11 3/4% Notes and held $17.3 million of the 15 1/2% Senior Notes.

        In March 2004, the Company and its lenders amended the Credit Agreement. Under the terms of the amendment, the Company made a prepayment of $40.0 million to reduce outstanding amounts under the Credit Agreement. In connection with this prepayment, the lenders under the Credit Agreement waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The amendment also lowered the interest rate to LIBOR plus a 2.5% margin, increased the capital spending allowance under the Credit Agreement and permitted Herbalife to complete a recapitalization. The schedule of the principal payments was also modified so that the Company was obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

        In March 2004, Herbalife and its wholly-owned subsidiary WH Capital Corporation completed a $275.0 million offering of 9 1/2% Notes due 2011. The proceeds of the offering together with available cash were used to pay the original issue price in cash due upon conversion of 104.1 million outstanding Herbalife 12% Series A Cumulative Convertible preferred shares including 2.0 million warrants exercised as described below, to pay all accrued and unpaid dividends, to redeem Herbalife's 15 1/2% Senior Notes and to pay related fees and expenses. The total price of $52.1 million to redeem the 15 1/2% Senior Notes consisted of $39.6 million aggregate principal amount (excluding $1.7 million of unamortized discount), an $11.4 million purchase premium and $1.1 million of accrued interest from January 1, 2004 up to (but not including) March 8, 2004. At any time after July 31, 2002 and on or before July 15, 2012, warrants issued with the 15 1/2% Senior Notes could be exercised to purchase an equivalent amount of preferred stock at an exercise price of $0.01 per share. The number of warrants outstanding after July 31, 2002 and exercised on March 8, 2004 to purchase an equivalent amount of preferred shares was 2,040,816. The proceeds of the 9 1/2% Notes were used in part to redeem and convert these preferred shares into common shares. Interest on the 9 1/2% Notes will be paid in cash semi-annually in arrears on April 1 and October 1 of each year, starting on October 1, 2004. The 9 1/2% Notes are Herbalife's general unsecured obligations, ranking equally with any of the existing and future senior indebtedness and senior to all of Herbalife's future subordinated indebtedness. Also, the 9 1/2% Notes are effectively subordinated to all existing and future indebtedness and other liabilities of Herbalife's subsidiaries. In February 2005, the Company redeemed $110 million principal value or 40% of the outstanding principal amount for a cash payment of $120.5 million, including a premium of $10.5 million.

        In connection with the Initial Public Offering in December 2004, the Company made a tender offer for all of the outstanding 11 3/4% Notes and received tenders for 99.9% of the outstanding principal amount. The purchase price amounted to $197.2 million including accrued interest of $8.1 million and premium of $29.3 million. In addition, $20.6 million of interest was recorded related to the write down of deferred financing costs and discount. The Company also paid off the entire amount of borrowings under the senior credit facility amounting to $66.9 million including accrued interest and fees. An additional $6.2 million of interest was also recorded as a result of the write off of deferred financing costs.

        Concurrently with the closing of the offering, the Company entered into a new $225.0 million senior credit facility with a syndicate of financial institutions, including affiliates of Morgan Stanley & Co. Incorporated and Merril Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book-managers. The senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2.0% and the term loan initially bears interest at LIBOR plus 2 1/4%. The Company is obligated to pay $0.5 million every quarter until September 30, 2010 and the remaining principal on December 21, 2010 for the term loan. As of December 31, 2004, no amounts had been borrowed under the revolving credit facility.

        Annual scheduled payments of long-term debt, including the $110 million principal redemption of the 9 1/2% Notes are: $120.3 million (2005), $6.6 million (2006), $4.3 million (2007), $2.0 million (2008), $2.0 million (2009), and $351.1 million (thereafter).

5.     Lease obligations

        The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2011. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

        Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2004 were as follows:

	Operating	Capital
	(in millions)
2005	$10.6	$4.7
2006	5.4	3.3
2007	1.8	1.5
2008	1.0	—
2009	0.5	—
Thereafter	0.3	—

Total	$19.6	9.5

Less: amounts included above representing interest		0.2

Present value of net minimum lease payments		9.3

        Rental expense for the seven months ended July 31, 2002, the five month period ended December 31, 2002, and the years ended December 31, 2003 and 2004 was $11.6 million, $8.6 million, $21.0 million, and $22.5 million, respectively.

        Property under capital leases is included in property on the accompanying consolidated balance sheets as follows:

	December 31,
	2003	2004
	(in millions)
Equipment	$10.2	$13.9
Less: accumulated depreciation	(4.7)	(5.1)

Total	$5.5	$8.8

6.     Employee compensation plans

        The Company maintains a profit sharing plan pursuant to Sections 401 (a) and (k) of the Internal Revenue Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute 2% to 17% of their compensation, and the Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. The Company contributed $0.8 million, $0.6 million, and $1.3 million for the seven months ended July 31, 2002, the five months ended December 31, 2002, and for both the years ended December 31, 2003 and 2004, respectively.

        The Company has two non-qualified, deferred compensation plans for select groups of management: the "Management Plan" and the "Senior Executive Plan." The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year (the "Annual Deferral Amount"). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan. Effective for 2002, the Senior Executive Plan was amended to provide that the amount of the matching contributions is to be determined by the Company in its discretion. For 2004, the matching contribution was 3% of a participant's base salary.

        Each participant in either of the two deferred compensation plans has at all times a fully vested and non-forfeitable interest in each year's contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant's election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred.

        In July 2002, the Company adopted an additional deferred compensation plan, the ("Supplemental Plan"). The Supplemental Plan allows employees to participate, who are highly compensated and who are eligible to participate in the Change in Control Plan. The administrative committee that manages and administers the plans (the "Deferred Compensation Committee") allows eligible employees to defer up to 100% of their Change in Control Payments.

        Each participant in the Supplemental Plan will be deemed to have invested in funds that provide a return equal to the short-term AFR, within the meaning of the code. The entire interest of each participant in the Supplemental Plan is always fully vested and non-forfeitable. In connection with a participant's election to defer the Change in Control Payment, the participant may also elect to receive a short-term payout, equal to the deferral amount plus earnings, which is payable two or more years from the first day of the year in which the deferral amount is actually deferred. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Supplemental Plan prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability of (2) dies or otherwise terminates employment with the Company.

        The total deferred compensation expense of the three deferred compensation plans net of participant contributions was $1.9 million, $1.3 million, and $1.0 million for the seven months ended July 31, 2002, five months ended December 31, 2002, and for both the years ended December 31, 2003 and 2004, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $22.4 million and $13.9 million at December 31, 2003 and 2004, respectively.

        The Company has an Executive Retention Plan. The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company to continue to provide services to the Company during the period immediately before and immediately after change in control, as defined.

        As a result of certain actions by Herbalife International's Board, the Acquisition was not deemed to be a Change in Control under the Executive Retention Plan. Thus, the consummation of the Acquisition did not result in the payment of any benefit pursuant to the Executive Retention Plan.

        The Company also established an Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust is an irrevocable trust established with an institutional trustee. The Administrative Committee of the Executive Retention Plan will establish an individual account in the Executive Retention Trust for each participant in the Executive Retention Plan. Until the occurrence of a change in control, the Administrative Committee will control the investment of the assets in the Executive Retention Trust, and will determine the allocation of the assets of the Executive Retention Trust to the individual accounts of participants. Each participant who qualifies for a benefit under the Executive Retention Plan will receive a lump sum benefit equal to the dollar amount in his or her individual account in the Executive Retention Trust. The benefit shall be paid within 90 days after the participant qualifies for the benefit. If a participant's employment with the Company terminates before the participant qualifies for a benefit under the Executive Retention Plan, the participant's account in the Executive Retention Trust will revert to the Company. A participant's benefit under the Executive Retention Plan will be reduced if the amount would cause payment of federal excise tax.

        The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a "rabbi trust" whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company's creditors if the Company becomes insolvent. The value of the assets in the "rabbi trust" was $18.5 million and $11.9 million as of December 31, 2003 and 2004, respectively. The Company has also contributed to the Executive Retention Trust, which is an irrevocable trust. This irrevocable trust's assets will be used to pay the benefits of the Executive Retention Plan and are not intended to be reachable by the Company's creditors. The value of the assets in the irrevocable trust was $2.8 million and $0.2 million as of December 31, 2003 and 2004, respectively.

        The Company had two Change in Control Plans for Senior Management, a Change in Control Plan and a Management Employee Change in Control Plan. Pursuant to the agreements in place prior to the signing of the Merger Agreement, upon consummation of the Acquisition, certain of the Company's executives received change in control payments (after making necessary adjustments for purposes of Section 280G and 4999 of the Code) of $7.6 million. Pursuant to the Herbalife Management Employee Change in Control Plan, which was in place prior to signing of the Merger Agreement, eligible employees that within one year after the occurrence of a Change in Control were involuntarily terminated by the Company would be entitled to receive one year of their base compensation. The agreement expired on July 31, 2003. As a result of the Acquisition, the Change in Control Payments were made and expensed in July 2002.

7.     Transactions with related parties

        The Company had entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company was obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in the Credit Agreement as amended. For the period August 1 to December 31, 2002 and for the years ended December 31, 2003 and 2004, the Company expensed monitoring fees in the amount of $2.1 million, $5.0 million and $7.5 million, and other expenses of $0.1 million, $3.4 million, and $1.8 million, respectively. See Note 9 to the Notes to Consolidated Financial Statements for details on the termination of the monitoring fee agreements.

        Selected members of the Company's distributor organization and senior management have purchased, either from Herbalife or from the Equity Sponsors, Herbalife's 12% Series A Cumulative Convertible Preferred Shares. The price paid by participating members of the Company's distributor organization and senior management to the Equity Sponsors in the August and October 31, 2002 offering was $1.76 per share. The January 31, 2003 offering to the members of the Company's President's Team by the Equity Sponsors was $1.97 per share. In connection with the May 20, 2003 offering by the Equity Club, the price paid by members of the Company's President's Team to the Equity Sponsors and by members of the Company's Chairman's Club to Herbalife was $2.21 per share. Michael O. Johnson, the Company's Chief Executive Officer, purchased from Herbalife 203,620 shares on June 24, 2003. The price paid by Mr. Johnson was the same price paid by members of the Company's distributor organization in the May 20, 2003 offering.

        Francis Tirelli, The Company's former Chief Executive Officer, entered into a separation and general release agreement with the Company, effective on December 24, 2002. The preferred shares previously owned by Mr. Tirrelli were purchased by certain existing shareholders and in connection therewith, an advance of $0.5 million was made by the Company's subsidiary, Herbalife International of America, Inc., to those shareholders. As of December 31, 2003 and 2004, $0.3 million and $0.0 million, respectively were outstanding.

        In June 2003, Herbalife entered into a subscription agreement with its Chief Executive Officer, Michael O. Johnson, pursuant to which Herbalife has issued 0.2 million newly issued preferred shares at a price of $2.21 per share, which was deemed to represent the fair value. The price paid by Mr. Johnson was the same price paid by members of the Company's distributors in a May 2003 offering.

        In 2004 Whitney & Co. acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc., a provider of product testing and formula development for Herbalife. Total purchases from Shuster Labs in 2004 were $56,000.

        In 2004 Whitney & Co. acquired though one of their affiliated companies an ownership interest in TBA Entertainment, a provider of creative services to Herbalife. There were no services performed in 2004 for Herbalife, but in February 2005 a payment of $750,000 was made to TBA Entertainment for services relating to the 25th Anniversary Extravaganza.

        In 2004 Golden Gate Capital LLC acquired a 47 percent ownership interest in Leiner Health Products Inc., a nutritional manufacturer and supplier of certain Herbalife products. Total purchases from Leiner Health Products Inc. in 2004 were $530,000.

        In January 2005 Whitney, together with its affiliates, acquired Stauber Performance Ingredients ("Stauber"), a value-added distributor of bulk specialy nutraceutical ingredients. Total purchases from Stauber to Herbalife were approximately $76,177 for the fiscal years ended December 31, 2004.

        The Company believes that the transactions with the above entities are done on an "arms length" basis with "fair market pricing.

8.     Contingencies

        The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

        Herbalife International was a defendant in a purported class action lawsuit in the U.S. District Court of California (Jacobs v. Herbalife International, Inc., et al) originally filed on February 19, 2002 challenging marketing practices of several distributors and Herbalife International under various state and federal laws. The plaintiffs alleged that the Newest Way to Wealth ("NWTW") system operated by certain independent distributors of Herbalife products placed too much emphasis on recruiting and encouraged excessively large purchases of product and promotional materials by distributors. The plaintiffs also alleged that NWTW pressured distributors to disseminate promotional materials which were misleading in the way they described both the income that could be generated through use of the NWTW system as well as in the way they described the Herbalife business opportunity. In addition, the plaintiffs alleged that NWTW violated certain state laws prohibiting racketeering, "endless chain schemes," insufficient disclosure in assisted marketing plans, and unfair and deceptive business practices. The plaintiffs sought to hold Herbalife International vicariously liable for the actions of these independent distributors. Without in any way admitting liability or wrongdoing, the Company has reached a binding settlement with the plaintiffs. Under the terms of the settlement, the Company (i) paid $3 million into a fund to be distributed to former Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter, (ii) will pay up to a maximum aggregate amount of $1 million, refund to former Supervisor-level distributors the amounts they had paid to purchase such NWTW materials from the other defendants in this matter, and (iii) will offer rebates up to a maximum aggregate amount of $2 million on certain new purchases of Herbalife products to those current Supervisor-level distributors who had purchased NWTW materials from the other defendants in this matter. The related settlement amounts, excluding potential future discounts, were included in our 2003 selling, general and administrative expenses.

        Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife International had removed the lawsuit to federal court and the court has recently remanded the lawsuit to state court. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act and seeks to hold Herbalife International liable for the practices of its distributors. More specifically, the plaintiffs' complaint alleges that several of Herbalife's distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA's prohibition of such practices. Herbalife's distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife's policies, which require its distributors to comply with all applicable federal, state and local laws. The Company believes that we have meritorious defenses to the suit.

        As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintains product liability insurance with an annual self insured retention of $10.0 million.

        Certain of the Company's subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The aggregate amount of assessed taxes, penalties and interest to date is approximately $6.7 million. The Company and it's tax advisors believe that there are meritorious defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges. These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material adverse effect on our financial condition and operating results. This opinion is based on the belief that any losses suffered in excess of amounts reserved would not be material, and that the Company has meritorious defenses. Although the Company has reserved an amount that the Company believes represents the most likely outcome of the resolution of these disputes, if the Company is incorrect in the assessment the Company may have to record additional expenses.

9.     Shareholders' equity

        As of December 31, 2002, the Company had authorized 103 million preferred shares at $0.001 par value. The Company increased the number of authorized preferred shares from 103 million to 106 million on July 31, 2003. On July 31, 2002, 100 million preferred shares were issued for $176 million in a private placement offering. On May 30, 2003, an additional 1.8 million preferred shares were sold for $4 million in a private placement offering. On August 27, 2002 an additional 0.2 million preferred shares were sold to the Company's Chief Executive Officer, Michael Johnson, pursuant to a subscription agreement entered into in June, 2003. The preferred shares had dividend provisions and liquidation preference over the common shares.

        Preferred shares were entitled to receive cash dividends, at a rate per annum equal to 12% of the original issue price. Unpaid dividends were compounded on a quarterly basis. All dividends were cumulative from the accrual date, whether or not earned or declared. Upon a conversion of the preferred shares, accrued and unpaid dividends were paid by the Company, in cash. Payment of dividends was is subject to restrictions imposed by the debt documents. The total undeclared and unpaid cumulative dividends on preferred shares was $32.8 million on December 31, 2003. On March 8, 2004, the preferred shares were redeemed for the original issue price of $183.1 million in addition to dividends of $38.5 million and converted into common shares on a one-to-one basis.

        As of December 31, 2004, the Company had authorized 7.5 million preference shares at $0.002 par value and all of the authorized preference shares were unissued. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions.

        In December 2004, the Company completed an IPO and offered its common shares as part of a series of recapitalization transactions in connection with the IPO. See discussion under Note 1 to the Notes to Consolidated Financial Statements for details on the recapitalization.

        The Company had 68.6 million common shares outstanding at December 31, 2004 and did not have any common shares outstanding as of December 31, 2003 and 2002.

        WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan ("Management Plan").    Herbalife has established a stock option plan that provides for the grant of options to purchase common shares of Herbalife Ltd. to members of management of Herbalife International. The option plan is administered by a committee appointed by the Board of Herbalife. Upon conversion of the options into common shares of Herbalife, members of management of Herbalife International will be required to enter into a shareholders' agreement and a registration rights agreement with Herbalife.

        WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Option Plan ("Independent Directors Plan").    Herbalife has established an independent directors stock option plan that provides for the grant of options to purchase common shares of Herbalife to independent directors of Herbalife.

        The Management Plan and the Independent Directors Plan (collectively, the "Plans") call for options to be granted with exercise prices not less than the fair value of the underlying shares on the date of grant. Options under the Plans vest and become exercisable in quarterly 5% increments unless provided otherwise by the applicable grant agreement. Options granted under the plans have a contractual life of 10 years and shares issued on exercise are subject to certain repurchase provisions following a termination in employment or directorship.

        On November 6, 2003, the Board of the Company approved an amendment to its stock option plan under the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan with certain senior management employees ("Senior Plan"). Under the previous terms, the Company determined that the options did not substantively vest since they could be repurchased by the Company at the lower of fair market value or exercise price. Accordingly, the Company concluded that there would not be a measurement date until a liquidity event occurred when the Company's repurchase right would expire for GAAP purposes under the plan and no compensation expense was recognized. The Company has also concluded that the amendments result in a fixed plan with a measurement date as of November 6, 2003.

        Under the Independent Directors Plan, upon termination of an Independent Director, Herbalife and the institutional shareholders have the right to repurchase the shares if such termination (i) was voluntary, due to resignation or for cause at an amount equal to the lesser of: (a) the fair market value at the time of such termination; or (b) the exercise price; (ii) was involuntary without cause or because of death, retirement or disability at an amount equal to the greater of: (a) the fair market value at the time of such termination; or (b) the exercise price.

        Herbalife Ltd. 2004 Stock Incentive Plan ("2004 Stock Incentive Plan").    The purpose of the 2004 Stock Incentive Plan is to enable us to attract, motivate, reward and retain our directors, officers, employees and consultants, and to further align their interests with those of our shareholders by providing for or increasing their proprietary interest in the Company. The 2004 Stock Incentive Plan will provide for the grant of incentive and nonqualified options to purchase Herbalife common shares, stock appreciation rights, restricted stock, restricted stock units and performance units to our directors, officers, employees and consultants who are selected by the compensation committee to receive awards under the plan. The 2004 Stock Incentive Plan is intended to replace the two existing equity compensation plans, the Management Plan and the Independent Directors Plan. No additional awards will be made under either the Management Plan and the Independent Directors Plan, however, the shares remaining available for issuance under these plans will be absorbed by and become available for issuance under the 2004 Stock Incentive Plan. The maximum number of common shares that may be issued pursuant to awards granted under the 2004 Stock Incentive Plan is 5,000,000, plus any shares that remain available for issuance under the Management Plan and the Independent Directors Plan, subject to certain adjustments for corporate transactions. In addition, any shares subject to awards under either of the Management Plan, the Independent Directors Plan or the 2004 Stock Incentive Plan that are returned to Herbalife upon cancellation, expiration or forfeiture of an award or in payment or satisfaction of the purchase price, exercise price or tax withholding obligation of an award will become available for award grants under the 2004 Stock Incentive Plan.

        Taken together, 13.4 million shares were available for grant under the Management Plan, the Independent Directors Plan, and the 2004 Stock Incentive Plan. As of December 31, 2004, the Company had granted options net of cancellations to acquire approximately 10.3 million of its common shares under the Management Plan and the 2004 Incentive Plan and approximately 0.4 million of its common shares under the Independent Directors Plan directors. In the aggregate under the three plans, the Company has granted options to acquire approximately 10.7 million of its common shares, which is equal to 15.6% of its December 31, 2004 share capital. No additional stock options or stock appreciation rights will be granted under either the Management Plan or the Independent Directors plan.

        Option outstanding at July 31, 2002, December 31, 2002, December 31, 2003, December 31, 2004 and related option information is as follows:

	Herbalife common shares
2004 (successor)	Options	Weighted average exercise price
	(in millions)
Outstanding at January 1	8.8	$6.34
Granted	2.8	$14.24
Exercised	(0.9)	$1.97
Canceled	(0.9)	$3.79

Outstanding at December 31	9.8	$9.22
Available for grant at December 31	3.6

Total reserved shares	13.4

Exercisable at December 31	2.8	$6.25

Option prices per share
Granted	$8.02-$25.00
Exercised	$0.88-$ 9.00
Weighted average fair value of options granted during the year	$3.24
	Herbalife common shares
2003 (successor)	Options	Weighted average exercise price
	(in millions)
Outstanding at January 1, 2003	3.3	$2.36
Granted	6.1	8.16
Exercised	—	—
Cancelled	(0.6)	2.3

Outstanding at December 31	8.8	$6.34
Available for grant at December 31	0.5

Total reserved shares	9.3

Exercisable at December 31	1.3	$2.28

Option prices per share
Granted	$0.88-$24.64
Exercised	—
Weighted average fair value of options granted during the year	$0.48

	Herbalife common shares
2002 (successor)	Options	Weighted average exercise price
	(in millions)
Granted	3.3	$2.36
Exercised	—	—
Canceled	—	—

Outstanding at December 31	3.3	$2.36
Available for grant at December 31	6.0

Total reserved shares	9.3

Exercisable at December 31	0.2	$2.38

Option prices per share
Granted	$0.88-$3.52
Exercised	—
Weighted average fair value of options granted during the year	$0.06
	Class A stock		Class B stock
2002 (predecessor)	Options	Weighted average exercise price	Options	Weighted average exercise price
	(in millions)		(in millions)
Outstanding at January 1	0.9	$7.88	3.8	$7.33
Granted	—	—	—	—
Exercised	(0.3)	7.90	(1.1)	6.85
Canceled	—	—	—	—
Converted	(0.6)	7.86	(2.7)	7.54

Outstanding at July 31	—	$—	—	$—
Available for grant at July 31	—		—

Total reserved shares	—		—

Exercisable at July 31	—	$—	—	$—

Option prices per share
Granted	—		—
Exercised	$7.38-$8.00		$6.63
Weighted average fair value of options granted during the year	—		—

        The fair value of the stock options granted during the periods presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	2002		2003	2004
	January 1 to July 31	August 1 to December 31	Year ended December 31,	Year ended December 31,
	Class A and B	Common	Common	Common
	(Predecessor)	(Successor)	(Successor)	(Successor)
Risk free interest rate	n/a	3.20%	3.00%	3.6%
Expected option life	n/a	5.0 years	5.0 years	5.0 years
Volatility	n/a	0.00%	0.00%	16.51%
Dividend yield	n/a	0.00%	0.00%	0.00%

        The following table summarizes information regarding option groups outstanding at December 31, 2004:

Range of Exercise Price	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price
	(in millions)			(in millions)
$0.88	2.1	8.07	$0.88	0.9	$0.88
$3.52	2.2	8.00	$3.52	0.9	$3.52
$5.00-$11.00	2.0	8.80	$8.35	0.5	$7.70
$12.00-$17.60	2.5	9.43	$15.83	0.2	$17.10
$20.00-$25.00	1.0	8.67	23.95	0.2	$24.32

        On December 1, 2004, The Company agreed with Whitney and GGC Administration, LLC to terminate the monitoring fees agreements in consideration for 0.7 million warrants. Each warrant gives the holder the ability to purchase one share of the Company's common shares at a price of $15.50 per share. All of the 0.7 million warrants were outstanding at December 31, 2004. The fair value of the warrants granted was $4.11 per share, or approximately $2.9 million (included in fourth quarter 2004 selling, general and administrative expenses) which was determined using the Black-Scholes option pricing model. The assumptions used for the valuation include: 30% price volatility; 3.72% risk free rate of return; 0% dividend yield and 5-year expected exercise term.

10.   Segment Information

        The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

        The Company sells products in 59 countries throughout the world and is organized and managed by geographic region. In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the Company's operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

        Revenues reflect sales of products to distributors based on the distributors' geographic location. Sales attributed to the United States is the same as reported in the geographic operating information.

        The Company's geographic operating information and sales by product line are as follows:

	2002	2002	2003	2004
	January 1 to July 31,	August 1 to December 31,	Year ended December 31	Year ended December 31,
	(in millions)
Net Sales:
United States	$189.1	$117.3	$274.9	$252.9
Japan	84.0	57.1	119.3	98.7
Others	371.1	275.1	765.2	958.1

Total Net Sales	$644.2	$449.5	$1,159.4	$1,309.7

Operating Margin:
United States	$79.5	$47.0	$116.7	$96.4
Japan	39.5	27.9	56.5	52.4
Others	157.4	119.7	335.1	426.1

Total Operating Margin	$276.4	$194.6	$508.3	$574.9

Selling, general and administrative expense	$207.4	$135.5	$401.3	$436.2
Acquisition transaction expense	54.7	6.2	—	—
Interest expense (income), net	(1.4)	23.9	41.5	123.3

Income before income taxes and minority interest	15.7	29.0	65.5	15.4
Income taxes	6.3	15.0	28.7	29.7
Minority Interest	0.2	—	—

Net Income	$9.2	$14.0	$36.8	$(14.3)

Net sales by product line:
Weight management	$274.4	$191.2	$500.1	$561.1
Inner nutrition	280.7	195.6	505.1	562.0
Outer Nutrition®	64.3	44.4	105.7	123.1
Literature, promotional and other	24.8	18.3	48.5	63.5

Total Net Sales	$644.2	$449.5	$1,159.4	$1,309.7

Net sales by geographic region:
Americas	$257.6	$166.7	$424.4	$468.2
Europe	193.7	149.0	448.2	536.2
Asia/Pacific Rim (excluding Japan)	108.8	76.7	167.5	206.5
Japan	84.1	57.1	119.3	98.8

Total Net Sales	$644.2	$449.5	$1,159.4	$1,309.7

	2002	2002	2003	2004
	January 1 to July 31,	August 1, to December 31,	Year ended December 31,	Year ended December 31,
	(in millions)
Capital Expenditures:
United States	$5.4	$2.6	$17.3	$25.5
Japan	0.1	0.1	0.2	0.1
Others	1.3	0.9	2.9	4.7

Total Capital Expenditures	$6.8	$3.6	$20.4	$30.3

	December 31,
	2003	2004
	(in millions)
Total Assets
United States	$601.0	$587.8
Japan	62.9	60.3
Others	240.1	300.6

Total Assets	$904.0	$948.7

Goodwill:
United States	$46.0	$46.0
Japan	22.7	22.7
Others	98.8	98.8

Total Goodwill	$167.5	$167.5

11.   Derivative Instruments and Hedging Activities

        The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options. For the outstanding cash flow hedges on foreign exchange exposures at December 31, 2004 the maximum length of time over which the Company is hedging these exposures is 12 months. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the variable rate term loan. The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate caps. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income ("OCI"). The ineffective portion of the hedges, which was not material for any periods presented, is recognized in income currently. At December 31, 2003 and 2004, the pre-tax net loss in OCI was $1.4 million and $0.4 million, respectively. During 2004, a pre-tax net loss in OCI of $1.7 million were reclassified to earnings. Substantially, all remaining OCI amounts will be reclassified to earnings within 12 months.

        The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are recorded in the Company's statement of income. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate ("strike rate"). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. The fair value of option contracts is based on third-party bank quotes.

        The following table provides information about the details of the Company's option contracts. Certain option contracts were designated as cash flow hedges or fair value hedges. Certain option contracts were freestanding derivatives.

Foreign Currency	Coverage	Average strike price	Fair value	Maturity date
	(in millions)		(in millions)
At December 31, 2004
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$4.5	$102.06 - $103.43	$0.1	Jan - Mar 2005
Japanese yen	$4.5	$101.31 - $102.63	$0.1	Apr - Jun 2005
Japanese yen	$4.5	$100.52 - $101.79	$0.1	Jul - Sep 2005
Japanese yen	$4.5	$99.70 - $100.90	$0.1	Oct - Dec 2005

	$18.0		$0.4

Purchase Puts (Company may sell euro/buy USD)
Euro	$10.2	$1.31 - $1.35	$—	Jan - Mar 2005
Euro	$10.2	$1.32 - $1.35	0.1	Apr - Jun 2005
Euro	$10.2	$1.31 - $1.36	0.2	Jul - Sep 2005
Euro	$10.2	$1.32 - $1.36	0.3	Oct - Dec 2005

	$40.8		$0.6

Foreign Currency	Coverage	Average strike price	Fair value	Maturity date
	(in millions)		(in millions)
At December 31, 2003
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$6.0	107.75 - 107.97	$—	Jan - Mar 2004
Japanese yen	6.0	107.39 - 107.62	0.1	Apr - Jun 2004
Japanese yen	6.0	106.95 - 107.25	0.2	Jul - Sep 2004
Japanese yen	6.0	106.43 - 106.80	0.2	Oct - Dec 2004

	$24.0		$0.5

Written Calls (Counterparty may buy yen/sell USD)
Japanese yen	$6.0	102.00	$—	Jan - Mar 2004
Japanese yen	6.0	102.00	—	Apr - Jun 2004
Japanese yen	6.0	102.00	(0.1)	Jul - Sep 2004
Japanese yen	6.0	102.00	(0.1)	Oct - Dec 2004

	$24.0		$(0.2)

Purchase Puts (Company may sell euro/buy USD)
Euro	$9.4	1.16 - 1.19	$—	Jan - Mar 2004
Euro	9.4	1.16 - 1.19	0.1	Apr - Jun 2004
Euro	5.7	1.16 - 1.16	—	Jul - Sep 2004
Euro	5.7	1.15 - 1.16	0.1	Oct - Dec 2004

	$30.2		$0.2

Written Calls (Counterparty may buy euro/sell USD)
Euro	$5.7	1.21	$(0.2)	Jan - Mar 2004
Euro	5.7	1.21	(0.3)	Apr - Jun 2004
Euro	5.7	1.21	(0.3)	Jul - Sep 2004
Euro	5.7	1.21	(0.3)	Oct - Dec 2004

	$22.8		$(1.1)

        Foreign exchange forward contracts are also used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary's operating results. The fair value of forward contracts is based on third-party bank quotes.

        The table below describes the forward contracts that were outstanding. All forward contracts were freestanding derivatives.

Foreign currency	Contract date	Forward position	Maturity date	Contract rate	Fair value
		(in millions)			(in millions)
At December 31, 2004
Buy EUR sell USD	12/22/04	$3.4	1/24/05	1.34	$3.5
Buy GBP sell USD	12/22/04	$3.4	1/24/05	1.91	$3.5
Buy JPY sell USD	12/22/04	$24.1	1/24/05	104.00	$24.5
Buy SEK sell USD	12/22/04	$3.0	1/24/05	6.74	$3.0
Buy Euro sell Rouble	12/23/04	$1.3	1/24/05	37.74	$1.3
Buy MXP sell EURO	12/06/04	$10.2	1/5/05	15.02	$10.1
Buy DKK sell EURO	12/06/04	$0.4	1/5/05	7.43	$0.4
Buy AUD sell EURO	12/06/04	$2.7	1/5/05	1.74	$2.7
Buy NOK sell EURO	12/06/04	$1.8	1/5/05	8.15	$1.8
Buy TWD sell EURO	12/06/04	$1.1	1/5/05	42.94	$1.1
Buy CAD sell EURO	12/21/04	$1.5	1/7/05	1.64	$1.5
Buy NZD sell EURO	12/21/04	$0.4	1/7/05	1.88	$0.4
Foreign currency	Contract date	Forward position	Maturity date	Contract rate	Fair value
		(in millions)			(in millions)
At December 31, 2003
Buy TWD Sell EURO	12/02/03	$2.6	1/5/04	41.12	$2.5
Buy CAD Sell EURO	12/02/03	$1.2	1/5/04	1.57	$1.2
Buy DKK Sell EURO	12/02/03	$0.8	1/5/04	7.44	$0.8
Buy SEK Sell EURO	12/02/03	$0.8	1/5/04	9.01	$0.8
Buy AUD Sell EURO	12/02/03	$1.1	1/5/04	1.66	$1.1
Buy AUD Sell EURO	12/19/03	$1.5	1/5/04	1.68	$1.5
Buy GBP Sell USD	12/19/03	$3.2	1/23/04	1.76	$3.2
Buy SEK Sell USD	12/19/03	$1.6	1/23/04	7.33	$1.7
Buy JPY Sell USD	12/19/03	$14.0	1/23/04	107.71	$14.1
Buy EURO Sell USD	12/19/03	$1.0	1/23/04	1.24	$1.0

        All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end, the total amount of cash held by foreign subsidiaries primarily in Japan and Korea was $66.4 million of which $5.1 million was maintained or invested in U.S. dollars.

        The interest rate caps are used to hedge the interest rate exposure on the variable interest rate term loan. They provide protection in the event the LIBOR rates increase beyond the cap rate. Interest rate caps were designated as cash flow hedges. In December 2004, the Company terminated its interest rate caps. At the time of termination, $0.1 million was recorded to interest expense. The table below describes the interest rate caps that were outstanding:

Interest rate	Notional amount	Cap rate	Fair value	Maturity date
	(in millions)		(in millions)
At December 31, 2004
Interest Rate Cap	$—	—	$—	—
At December 31, 2003
Interest Rate Cap	$34.4	5%	$—	10/31/05

12.   Income Taxes

        The components of income before income taxes are:

			Year ended December 31,
	January 1 to July 31, 2002	August 1 to December 31, 2002
			2003	2004
	(in millions)
Domestic	$3.5	$8.4	$14.8	$(9.5)
Foreign	12.2	20.6	50.7	24.9

	$15.7	$29.0	$65.5	$15.4

        Income taxes are as follows:

	January 1 to July 31,	August 1 to July 31,	Year ended December 31,
	2002	2002	2003	2004
	(in millions)
Current:
Foreign	$7.3	$17.7	$24.7	$22.0
Federal	(1.9)	(4.5)	14.5	2.4
State	0.4	0.7	1.7	1.7
Deferred:
Foreign	(0.5)	(1.4)	(4.3)	3.6
Federal	1.1	2.7	(8.2)	1.1
State	(0.1)	(0.2)	0.3	(1.1)

	$6.3	$15.0	$28.7	$29.7

        The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows:

	Year ended December 31
	2003	2004
	(in millions)
Deferred income tax assets:
Accruals not currently deductible	$17.4	$23.4
Net operating loss carryovers	3.1	2.6
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	43.6	44.1
Depreciation/amortization	0.1	—
Deferred compensation plan	9.1	5.4
Accrued state income taxes	0.6	—
Accrued vacation	1.4	1.6
Unrealized foreign exchange	4.7	—
Other	3.2	—

Gross deferred income tax assets	$83.2	77.1
Less: valuation allowance	(42.5)	(41.1)

Net deferred income tax assets	40.7	36.0

Deferred income tax liabilities:
Intangible assets	$140.2	$130.5
Inventory deductibles	3.3	6.1
Unrealized foreign exchange	—	6.1
Other	—	1.8

	$143.5	$144.5

Net	$(102.8)	$(108.5)

        At December 31, 2004, the Company's deferred income tax asset for foreign tax credits of $44.1 million and net operating loss carryforwards of certain foreign subsidiaries of $2.6 million was reduced by a valuation allowance of $41.1 million. If tax benefits are recognized in the future through reduction of the valuation allowance, $31.7 million of such benefits will be allocated to reduce goodwill.

        During 2004, the Company recorded a deferred tax liability of $2.1 million in connection with the recording of other comprehensive income for the year related to currency translation. The total deferred tax liability at December 31, 2004 relating to accumulated comprehensive income was $5.3 million.

        The net operating loss carryforwards expire in varying amounts between 2005 and 2014. The foreign tax credit carryforwards expire in varying amounts between 2010 and 2013. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

        Deferred income taxes of $3.9 million have been provided on the undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such subsidiaries.

        The applicable statutory rate in the Cayman Islands was zero for Herbalife Ltd. for the years ended December 31, 2004 and 2003. For purposes of the reconciliation between provision for income taxes at the statutory and the effective tax rate, a national U.S. 35% rate is applied as follows:

	January 1 to July 31, 2002	August 1 to December 31, 2002	Year ended December 31, 2003	Year ended December 31, 2004
	(in millions)
Tax expense at United States statutory rate	$5.5	$10.1	$22.9	$5.4
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	1.8	7.4	3.9	18.5
U.S. tax (benefit) on foreign income and foreign tax credits	(1.6)	(5.4)	(6.3)	0.9
Increase (decrease) in valuation allowances	0.1	1.7	7.7	3.8
State taxes, net of federal benefit	0.4	0.8	1.3	0.5
Other	0.1	0.4	(0.8)	0.6

Total	$6.3	$15.0	$28.7	$29.7

13.   Restructuring Reserve

        As of the date of the Acquisition, the Company began to assess and formulate a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Acquisition. The accrued severance is for employees including executives, corporate functions, and administrative support that were identified at the time of the Acquisition. Actions required by the plan of termination began immediately after consummation of the transaction. The remaining balance of the restructuring reserve at December 31, 2004 of $0.7 million represents scheduled severance payments for employees.

        The following table summarizes the activity in the Company's restructuring accrual subsequent to July 31, 2002:

	July 31, 2002 to December 31, 2002	January 1, 2003 to December 31, 2003	January 1, 2004 to December 31, 2004
	(in millions)
Beginning balance	$10.2	$8.7	$2.5
Additional accrual	3.0	—	—
Payments made	(4.5)	(6.2)	(1.8)

Balance at December 31, 2004	$8.7	$2.5	$0.7

14.   Supplemental Information

        The consolidated financial statement data, as of December 31, 2003 and 2002, for the year ended December 31, 2003 and for the period from inception to December 31, 2002 has been aggregated by entities that guarantee the Senior Subordinated Notes (the "Guarantors") and entities that do not guarantee the Senior Subordinated Notes (the "Non-Guarantors"). The Guarantors include WH Intermediate, Lux Holdings, Lux Intermediate, Lux CM (collectively, the "Parent Guarantors") and Herbalife International's operating subsidiaries in Brazil, Finland, Israel, Japan, Mexico, United Kingdom, U.S. (other than Herbalife Investment Co., LLC), Sweden, Taiwan and Thailand (collectively, the "Subsidiary Guarantors"). All other subsidiaries are Non-Guarantors. Herbalife Ltd. is not a guarantor of the Senior Subordinated Notes.

        Consolidating condensed statements of income for years ended December 31, 2004 and 2003 and the periods from January 1 to July 31, 2002, August 1 to December 31, 2002 are summarized as follows: (in millions)

	Year Ended December 31, 2004
	Herbalife International, Inc.	Parent Guarantors	Subsidiary Guarantors	Herbalife Ltd. Non- Guarantors	Non- guarantors	Eliminations	Total Consolidated
Net sales	—	$608.8	$605.3	—	$373.7	$(278.1)	$1,309.7
Cost of sales	—	135.1	204.6	—	192.9	(262.7)	269.9
Royalty overrides	—	18.0	248.3	—	198.6	—	464.9
Selling, general & administrative expenses	29.7	18.2	294.2	0.1	94.0	—	436.2
Equity in subsidiary (income) loss	(28.2)	(23.9)	(2.2)	(24.4)	—	78.7	—
Interest expense—net	84.9	0.6	(0.6)	38.6	(0.2)	—	123.3
Intercompany charges	(120.8)	431.3	(158.4)	—	(152.1)	—	—

Income (loss) before income taxes and minority interest	34.4	29.5	19.4	(14.3)	40.5	(94.1)	15.4
Income taxes	(4.5)	5.0	15.0	—	14.3	(0.1)	29.7

Income (loss) before minority interest	38.9	24.5	4.4	(14.3)	26.2	(94.0)	(14.3)
Minority interest	—	—	—	—	—	—	—

NET INCOME (LOSS)	$38.9	$24.5	$4.4	$(14.3)	$26.2	$(94.0)	$(14.3)

	Year Ended December 31, 2003
(Successor)	Herbalife International, Inc.	Parent guarantors	Subsidiary guarantors	Herbalife Ltd. non- guarantor	Non- guarantors	Eliminations	Total consolidated
Net sales	$—	$126.4	$916.8	$—	$273.2	$(157.0)	$1,159.4
Cost of sales	—	25.2	232.1	—	134.6	(156.1)	235.8
Royalty overrides	—	4.1	249.2	—	162.1	—	415.4
Selling, general & administrative expenses	40.3	6.0	272.7	0.4	81.8	—	401.2
Equity in subsidiary (income) loss	(76.6)	(42.9)	(2.1)	(43.6)	—	165.2	—
Interest expense—net	34.9	0.2	(0.1)	6.4	0.1	—	41.5
Intercompany charges	(25.1)	90.2	67.2	—	(132.3)	—	—

Income before income taxes and minority interest	26.5	43.6	97.8	36.8	26.9	(166.1)	65.5
Income taxes	(16.2)	—	35.9	—	9.2	(0.2)	28.7

NET INCOME	$42.7	$43.6	$61.9	$36.8	$17.7	$(165.9)	$36.8

	August 1 to December 31, 2002
(Successor)	Herbalife International, Inc.	Parent guarantors	Subsidiary guarantors	Herbalife Ltd. non- guarantor	Non- guarantors	Eliminations	Total consolidated
Net sales	$—	$—	$386.1	$—	$101.3	$(37.9)	$449.5
Cost of sales	—	—	86.8	—	46.5	(38.3)	95.0
Royalty overrides	—	—	103.9	—	56.0	—	159.9
Selling, general & administrative expenses	4.1	—	95.7	0.2	35.5	—	135.5
Acquisition transaction expenses	—	—	—	6.2	—	—	6.2
Equity in subsidiary (income) loss	(37.1)	(32.0)	(0.3)	(22.9)	—	92.3	—
Interest expense—net	22.6	—	(1.1)	2.4	—	—	23.9
Intercompany charges	(4.8)	—	45.5	—	(41.0)	0.3	—

Income before income taxes and minority interest	15.2	32.0	55.6	14.1	4.3	(92.2)	29.0
Income taxes	(16.7)	9.1	21.2	(0.1)	1.5	—	15.0

Income before minority interest	31.9	22.9	34.4	14.2	2.8	(92.2)	14.0
Minority interest	—	—	—	—	—	—	—

NET INCOME	$31.9	$22.9	$34.4	$14.2	$2.8	$(92.2)	$14.0

	January 1 to July 31, 2002
(Predecessor)	Herbalife International, Inc.	Subsidiary guarantors	Non- guarantors	Eliminations	Total consolidated
Net sales	$—	$551.3	$142.5	$(49.6)	$644.2
Cost of sales	—	128.1	63.2	(50.7)	140.6
Royalty overrides	—	147.3	79.9	—	227.2
Selling, general & administrative expenses	(0.8)	165.9	42.3	—	207.4
Acquisition transaction expenses	54.7	—	—	—	54.7
Equity in subsidiary (income) loss	(36.4)	(0.5)	—	36.9	—
Interest expense—net	—	(1.8)	0.4	—	(1.4)
Intercompany charges	(7.5)	62.9	(55.4)	—	—

Income before income taxes and minority interest	(10.0)	49.4	12.1	(35.8)	15.7
Income taxes	(18.6)	19.9	5.0	—	6.3

Income before minority interest	8.6	29.5	7.1	(35.8)	9.4
Minority interest	—	0.2	—	—	0.2

NET INCOME	$8.6	$29.3	$7.1	$(35.8)	$9.2

        Consolidating condensed balance sheet data as of December 31, 2004 and as of December 31, 2003 is summarized as follows: (in millions)

	December 31, 2004
	Herbalife International, Inc.	Parent guarantors	Subsidiary guarantors	Herbalife Ltd. non- guarantor	Non- guarantors	Eliminations	Total consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.1	$2.8	$32.3	$121.3	$45.1	—	$201.6
Receivables	—	0.3	21.2	—	8.0	—	29.5
Intercompany receivables	195.0	213.6	(59.7)	(292.5)	(56.4)	—	—
Inventories	—	27.9	41.9	—	22.3	(21.0)	71.1
Other current assets	(14.6)	20.5	45.3	—	16.4	0.1	67.7

Total current assets	180.5	265.1	81.0	(171.2)	35.4	(20.9)	369.9
Property, net	0.7	1.6	46.9	—	6.2	—	55.4
OTHER NON-CURRENT ASSETS	396.7	24.0	130.1	219.8	69.5	(316.7)	523.4

TOTAL ASSETS	$577.9	$290.7	$258.0	$48.6	$111.1	(337.6)	$948.7

CURRENT LIABILITIES:
Accounts payable	$—	$8.6	$9.7	$0.1	6.1	—	$24.5
Royalties overrides	—	1.6	51.0	—	32.7	—	85.3
Accrued compensation and expenses	—	23.0	56.4	6.5	28.3	—	114.2
Other current liabilities	(40.9)	13.7	53.7	107.1	12.5	1.4	147.5

Total current liabilities	(40.9)	46.9	170.8	113.7	79.6	1.4	371.5
NON-CURRENT LIABILITIES	339.6	222.5	10.1	(59.2)	1.4	(1.5)	512.9
SHAREHOLDERS' EQUITY	279.2	21.3	77.1	(5.9)	30.1	(337.5)	64.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$577.9	$290.7	$258.0	$48.6	$111.1	(337.6)	$948.7

	December 31, 2003
	Herbalife International, Inc.	Parent guarantors	Subsidiary guarantors	Herbalife Ltd. non- guarantor	Non- guarantors	Eliminations	Total consolidated
CURRENT ASSETS:
Cash and cash equivalents	$0.1	$13.8	$92.5	$9.4	$40.6	$—	$156.4
Receivables	—	—	23.0	1.5	7.5	—	32.0
Intercompany receivables	196.7	(23.3)	(89.4)	—	(84.0)	—	—
Inventories	—	26.0	23.9	—	15.0	(5.5)	59.4
Other current assets	(2.5)	2.2	26.9	—	3.4	—	30.0

Total current assets	194.3	18.7	76.9	10.9	(17.5)	(5.5)	277.8
Property, net	0.3	2.1	37.7	—	5.3	—	45.4
OTHER NON-CURRENT ASSETS	448.9	65.8	129.8	238.7	68.5	(370.9)	580.8

TOTAL ASSETS	$643.5	$86.6	$244.4	$249.6	$56.3	$(376.4)	$904.0

CURRENT LIABILITIES:
Accounts payable	$—	$8.2	$10.4	$0.1	$3.8	$—	$22.5
Royalties overrides	—	0.7	45.7	—	30.1	—	76.5
Accrued compensation and expenses	8.7	10.2	44.7	—	15.2	—	78.8
Other current liabilities	41.1	0.4	55.6	(0.2)	1.5	—	98.4

Total current liabilities	49.8	19.5	156.4	(0.1)	50.6	—	276.2
NON-CURRENT LIABILITIES	351.9	0.3	(0.9)	38.0	0.7	—	390.0
MINORITY INTEREST	—	—	—	—	—	—	—
SHAREHOLDERS' EQUITY	241.8	66.8	88.9	211.7	5.0	(376.4)	237.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$643.5	$86.6	$244.4	$249.6	$56.3	$(376.4)	$904.0

        Consolidating condensed statement of cash flows data for the years ended December 31, 2004 and 2003, the periods of January 1 to July 31, 2002 and August 1 to December 31, 2002 are summarized as follows: (in millions)

	December 31, 2004
(Successor)	Herbalife International, Inc.	Parent guarantors	Subsidiary guarantors	Herbalife Ltd. non- guarantor	Non- guarantors	Eliminations	Total consolidated
Net cash provided by (used in) operating activities	$86.2	$(250.4)	$(8.7)	$270.2	$8.4	$(25.5)	$80.2
Net cash provided by (used in) investing activities	(6.8)	1.8	(17.5)	10.0	(2.9)	6.0	(9.4)
Net cash provided by (used in) financing activities	(79.5)	238.7	(35.3)	(162.6)	(2.7)	19.5	(21.9)
Effect of exchange rate changes on cash	—	(1.0)	1.3	—	1.7	—	2.0
Cash at beginning of period	0.2	13.7	92.5	3.7	40.6	—	150.7

Cash at end of period	$0.1	$2.8	$32.3	$121.3	$45.1	—	$201.6

	December 31, 2003
(Successor)	Herbalife International, Inc.	Parent guarantors	Subsidiary guarantors	Herbalife Ltd. non- guarantor	Non- guarantors	Eliminations	Total consolidated
Net cash provided by (used in) operating activities	$43.5	$57.0	$98.7	$37.3	$32.7	$(174.6)	$94.6
Net cash provided by (used in) investing activities	(22.8)	(45.9)	1.5	(38.9)	(2.7)	111.7	2.9
Net cash provided by (used in) financing activities	(21.0)	—	(48.5)	5.3	(17.5)	62.9	(18.8)
Effect of exchange rate changes on cash	—	2.6	2.6	—	2.6	—	7.8
Cash at beginning of period	0.5	—	38.2	—	25.5	—	64.2

Cash at end of period	$0.2	$13.7	$92.5	$3.7	$40.6	$—	$150.7

	August 1 to December 31, 2002
(Successor)	Herbalife International, Inc.	Parent guarantors	Subsidiary guarantors	Herbalife Ltd. non- guarantor	Non- guarantors	Eliminations	Total consolidated
Net cash provided by (used in) operating activities	$208.3	$32.0	$(136.3)	$(8.3)	$7.5	$(75.1)	$28.1
Net cash provided by (used in) investing activities	(684.8)	(32.0)	181.8	(203.2)	22.7	259.5	(456.0)
Net cash provided by (used in) financing activities	477.0	—	(7.4)	211.5	(5.2)	(184.4)	491.5
Effect of exchange rate changes on cash	—	—	0.1	—	0.5	—	0.6
Cash at beginning of period	—	—	—	—	—	—	—

Cash at end of period	$0.5	$—	$38.2	$—	$25.5	$—	$64.2

	January 1 to July 31, 2002
(Predecessor)	Herbalife International, Inc.	Subsidiary guarantors	Non- guarantors	Eliminations	Total consolidated
Net cash provided by (used in) operating activities	$32.0	$46.9	$(2.1)	$(38.9)	$37.9
Net cash provided by (used in) investing activities	(10.5)	26.9	1.3	1.3	19.0
Net cash provided by (used in) financing activities	(21.5)	(40.4)	(11.0)	37.6	(35.3)
Effect of exchange rate changes on cash	—	(0.6)	1.6	—	1.0
Cash at beginning of period	0.2	145.3	33.7	—	179.2

Cash at end of period	$0.2	$178.1	$23.5	$—	$201.8

15.   Quarterly Information (Unaudited)

	2003	2004
	(in millions, except per share data)
First Quarter Ended March 31
Net sales	$280.0	$324.1
Gross profit	223.1	260.4
Net income (loss)	16.9	(0.5)
Earnings (loss) per share
Basic	—	$(0.01)
Diluted	$0.32	$(0.01)
Second Quarter Ended June 30
Net sales	$288.9	$324.2
Gross profit	230.5	257.9
Net income	17.2	12.1
Earnings per share
Basic	—	$0.23
Diluted	$0.32	$0.22
Third Quarter Ended September 30
Net sales	$290.4	$319.8
Gross profit	231.4	250.8
Net income	1.7	11.5
Earnings per share
Basic	—	$0.22
Diluted	$0.03	$0.21
Fourth Quarter Ended December 31
Net sales	$300.1	$341.6
Gross profit	238.7	270.7
Net income (loss)	1.1	(37.4)
Earnings (loss) per share
Basic	—	$(0.68)
Diluted	$0.02	$(0.68)

(1) SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Dated: March 14, 2005	HERBALIFE LTD.
	By:	/s/ RICHARD GOUDIS Richard Goudis Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director (Principal Executive Offices)	March 14, 2005
/s/ RICHARD GOUDIS Richard Goudis	Chief Financial Officer (Principal Financial Officer)	March 14, 2005
/s/ DAVID PEZZULLO David Pezzullo	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2005
/s/ PETER CASTLEMAN Peter Castleman	Director, Chairman of the Board	March 14, 2005
/s/ HENRY BURDICK Henry Burdick	Director, Vice Chairman	March 14, 2005
/s/ KEN DIEKROEGER Ken Diekroeger	Director	March 14, 2005
/s/ JAMES FORDYCE James Fordyce	Director	March 14, 2005
/s/ JESSE ROGERS Jesse Rogers	Director	March 14, 2005

/s/ CHARLES ORR Charles Orr	Director	March 14, 2005
/s/ PETER MASLEN Peter Maslen	Director	March 14, 2005
/s/ RICHARD BERMINGHAM Richard Bermingham	Director	March 14, 2005
/s/ LEROY BARNES Leroy Barnes	Director	March 14, 2005
/s/ LESLIE STANFORD Leslie Stanford	Director	March 14, 2005
/s/ MARKUS LEHMANN Markus Lehmann	Director	March 14, 2005

QuickLinks

FORM 10-K
TABLE OF CONTENTS
Forward Looking Statements
The Company
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Item 6. SELECTED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
  Item 9B. OTHER INFORMATION
Part III.
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
EXHIBIT INDEX
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
HERBALIFE LTD. (FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.) CONSOLIDATED BALANCE SHEETS (as of December 31)
HERBALIFE LTD. (FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.) CONSOLIDATED STATEMENTS OF OPERATIONS
HERBALIFE LTD. (FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.) CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
HERBALIFE LTD. (FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.) CONSOLIDATED STATEMENTS OF CASH FLOWS
HERBALIFE LTD. (FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SIGNATURES