Form 10-Q
period 2005-03-31
HERBALIFE LTD.
filed 2005-05-09
CIK 1180262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32381

HERBALIFE LTD.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-0377871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

Number of shares of registrant’s common shares outstanding as of May 4, 2005 was 68,658,804.

* C/O Chief Financial Officer of Herbalife International, Inc.

HERBALIFE LTD.

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three Months ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Unaudited Consolidated Balance Sheets

Unaudited Consolidated Statements of Operations

Unaudited Consolidated Statements of Cash Flows

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Forward Looking Statements

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures and Certifications

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
		(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$201,577,000	$103,744,000
Receivables, net of allowance for doubtful accounts of $4,815,000 (2004) and $5,204,000 (2005)	29,546,000	40,353,000
Inventories	71,092,000	69,100,000
Prepaid expenses and other current assets	45,914,000	54,477,000
Deferred income taxes	21,784,000	15,505,000
Total current assets	369,913,000	283,179,000

Property, at cost, net of accumulated depreciation and amortization of $20,463,000 (2004) and $23,644,000 (2005)	55,390,000	54,777,000
Deferred compensation plan assets	12,052,000	12,630,000
Other assets	7,957,000	8,206,000
Deferred financing costs, net of accumulated amortization of $231,000 (2004) and $470,000 (2005)	6,860,000	5,906,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $45,272,000 (2004) and $49,956,000 (2005)	10,928,000	6,244,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $14,692,000 (2004) and $15,467,000 (2005)	8,084,000	7,345,000
Goodwill	167,517,000	167,517,000
TOTAL	$948,701,000	$855,804,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$24,457,000	$28,837,000
Royalty overrides	85,304,000	84,175,000
Accrued compensation	27,016,000	19,704,000
Accrued expenses	87,227,000	86,258,000
Current portion of long term debt	120,291,000	11,402,000
Advance sales deposits	9,490,000	14,984,000
Income taxes payable	17,684,000	21,300,000
Total current liabilities	371,469,000	266,660,000

NON-CURRENT LIABILITIES:
Long term debt, net of current portion	365,926,000	364,553,000
Deferred compensation	13,882,000	13,183,000
Deferred income taxes	130,346,000	128,990,000
Other non-current liabilities	2,736,000	2,589,000
Total liabilities	884,359,000	775,975,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preference shares, $0.002 par value, 7,500,000 (2004 and 2005) shares authorized and unissued	—	—
Common shares, $0.002 par value, 175,000,000 shares authorized, 68,630,834 (2004) and 68,666,913 (2005) shares issued and outstanding	137,000	137,000
Paid-in-capital in excess of par value	74,593,000	76,198,000
Accumulated other comprehensive income	3,923,000	4,529,000
Accumulated deficit	(14,311,000)	(1,035,000)
Total shareholders’ equity	64,342,000	79,829,000

TOTAL	$948,701,000	$855,804,000

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2005
	(unaudited)
Product sales	$278,138,000	$320,224,000
Handling & freight income	45,914,000	51,836,000
Net sales	324,052,000	372,060,000
Cost of sales	63,618,000	75,737,000
Gross profit	260,434,000	296,323,000
Royalty overrides	115,856,000	135,168,000
Selling, general & administrative expenses (including $1,800,000 of related party expenses for the three months ended March 31, 2004)	107,840,000	110,029,000
Operating income	36,738,000	51,126,000
Interest expense, net	27,373,000	22,202,000
Income before income taxes	9,365,000	28,924,000
Income taxes	9,849,000	15,648,000
NET (LOSS) INCOME	$(484,000)	$13,276,000

(Loss) Earnings per share:
Basic	$(0.01)	$0.19
Diluted	$(0.01)	$0.19
Weighted average shares outstanding:
Basic	52,035,000	68,643,000
Diluted	52,035,000	71,714,000

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2004	March 31, 2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	(484,000)	13,276,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,406,000	10,077,000
Amortization of discount and deferred financing costs	2,152,000	388,000
Deferred income taxes	(2,651,000)	6,401,000
Unrealized foreign exchange loss (gain)	(124,000)	2,062,000
Write-off of deferred financing costs and unamortized discounts	4,077,000	3,779,000
Other	406,000	1,910,000
Changes in operating assets and liabilities:
Receivables	(1,874,000)	(11,400,000)
Inventories	(5,315,000)	358,000
Prepaid expenses and other current assets	(2,795,000)	(9,265,000)
Accounts payable	780,000	5,165,000
Royalty overrides	(7,796,000)	822,000
Accrued expenses and accrued compensation	3,303,000	(7,303,000)
Advance sales deposits	6,041,000	5,675,000
Income taxes payable	7,352,000	3,773,000
Deferred compensation liability	(115,000)	(698,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,363,000	25,020,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(4,575,000)	(4,377,000)
Proceeds from sale of property	1,000	57,000
Net change in restricted cash	5,701,000	—
Changes in other assets	(2,591,000)	(643,000)
Deferred compensation plan assets	(85,000)	(579,000)
NET CASH USED IN INVESTING ACTIVITIES	(1,549,000)	(5,542,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on Preferred Shares	(38,500,000)	—
Issuance of 9½% Notes	267,437,000	—
Borrowings from long-term debt	369,000	22,000
Principal payments on long-term debt	(45,387,000)	(113,232,000)
Conversion of Preferred Shares	(183,115,000)	—
Repurchase of 15½% Senior Notes	(39,644,000)	—
Exercise of Stock Options	—	203,000
Other	—	(371,000)
NET CASH USED IN FINANCING ACTIVITIES	(38,840,000)	(113,377,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,651,000)	(3,933,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,677,000)	(97,833,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,679,000	201,577,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,002,000	$103,744,000

CASH PAID FOR:
Interest	$27,372,000	$14,900,000
Income taxes	$4,774,000	$5,390,000

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$847,000	$62,000

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Organization

Herbalife Ltd., a Cayman Islands exempted limited liability company (“Herbalife”), incorporated on April 4, 2002, and its direct and indirect wholly-owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company (“WH Intermediate”), WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife International”) on July 31, 2002 (the “Acquisition”). Herbalife and its subsidiaries are referred to collectively herein as the Company.

IPO Recapitalization

On December 16, 2004, Herbalife completed an initial public offering (the “IPO”), whereby it offered its common shares as part of a series of recapitalization transactions as follows:

•      a tender offer for $159.8 million of the outstanding 11¾% senior subordinated notes due 2010, issued by Herbalife International, which are referred to as the 11¾% Notes;

•      the replacement of Herbalife International’s existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

•      the payment of a $139.8 million special cash dividend to the then current shareholders of Herbalife, in which the new purchasers of Herbalife common shares in the IPO were not entitled to participate; and

•      the amendment of Herbalife’s Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Herbalife’s common shares; (2) increase Herbalife’s authorized common shares to 500 million shares; and (3) increase Herbalife’s authorized preference shares to 7.5 million shares, all of which took effect on December 1, 2004.

As a planned continuation of the IPO recapitalization, Herbalife exercised a contract provision in December 2004 to redeem 40%, or $110.0 million principal value (excluding a premium of $10.5 million), of the 9½% notes due 2011, which are referred to as the 9½% Notes.  After the required notice period, this redemption was completed on February 4, 2005.  The redemption premium of $10.5 million and the write-off of deferred financing fees of $3.7 million associated with this redemption are included in interest expense in the first quarter of 2005.

In connection with the IPO and the recapitalization, the Company incurred $24.3 million in fees and expenses of which $19.7 million were associated with the IPO (included in equity) and $4.6 million were associated with the establishment of the new credit facility (included in deferred financing costs).

2.             Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X.  Accordingly, it does not include all of the information required by generally accepted accounting principles for complete financial statements. The Company’s financial statements as of and for the three months ended March 31, 2005 include Herbalife and all of its direct and indirect subsidiaries.  In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of March 31, 2005 and for the three months ended March 31, 2004 and March 31, 2005. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.

We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and on a preliminary basis we expect the adoption will not have a material impact on our consolidated statements of operations, relative to currently existing options.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”).  The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the second quarter of 2005.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.             Transactions with related parties

The Company entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses.  Under the monitoring fee agreements, the Company was obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in Herbalife International’s credit agreement.  On December 1, 2004, the Company agreed with Whitney and Golden Gate to terminate the monitoring fee agreements in consideration for 0.7 million warrants, which were valued at approximately $2.9 million using the Black-Scholes option pricing model and the entire impact of which was included in Selling, General & Administrative expenses in 2004.  For the three months ended March 31, 2004, the Company expensed monitoring fees in the amount of $1.3 million and other expenses of $0.5 million.

In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc. (“Shuster”), a provider of product testing and formula development for Herbalife.  Herbalife’s total purchases from Shuster for the three months ended March 31, 2004 and 2005 were $0 and $17,000, respectively.

In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment (“TBA”), a provider of creative services to Herbalife.  While there were no services performed in 2004 by TBA for Herbalife, for the three months ended March 31, 2005 a payment of $4,577,000 was made to TBA for services relating to the 25th Anniversary Extravaganza, of which the majority were reimbursements of Extravaganza expenses paid to third parties.

In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc. (“Leiner”), a nutritional manufacturer and supplier of certain Herbalife products.  Total purchases by Herbalife from Leiner during the three months ended March 31, 2004 and 2005 were $324,000 and $111,000, respectively.

In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients (“Stauber”), a value-added distributor of bulk specialty nutraceutical ingredients.  Total purchases by Herbalife from Stauber for the three months ended March 31, 2005 were $100,000.

The Company believes that the transactions with the above entities were done on an “arms length” basis with “fair market pricing”.

4.             Long-Term Debt

Long-term debt consists of the following:

	As of
	December 31, 2004	March 31, 2005
	(dollars in millions)
11¾% Notes	$0.2	$0.1
Borrowings under senior credit facility	200.0	199.5
9½% Notes	268.1	161.0
Capital leases	9.2	8.3
Other debt	8.7	7.1
	486.2	376.0
Less: current portion	120.3	11.4
	$365.9	$364.6

In February 2005, the Company redeemed $110.0 million principal value or 40% of the outstanding principal amount of the 9½% Notes for a cash payment of $124.1 million, which included a redemption premium of $10.5 million and accrued interest of $3.6 million.  In addition, the Company expensed $3.7 million of related unamortized deferred financing costs and discount.

5.             Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state and local laws.  The Company believes that it has meritorious defenses to the suit.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005 in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al).  Herbalife International filed a motion on April 8, 2005, which the plaintiff is not opposing, to transfer the case to the Los Angeles County Superior Court.  The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit.  The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors.  The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials.  The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief.  The Company believes that it has meritorious defenses to the suit.

In February 2005 Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, is sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health (the “Israel MOH”) of a small number of anecdotal case reports of individuals having liver dysfunction who had also consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Ministry of Health to facilitate this ongoing review.  In May, 2005, the Israel MOH issued a press release stating that although their investigation was continuing, no causal link has been shown between the consumption of Herbalife products and liver function abnormalities. In addition, the Israel MOH requested that individuals consuming or intending to consume Herbalife products obtain liver function tests before and one month after beginning their use, and that persons with liver function disorders refrain from consuming dietary supplements.  Independent analysis of Herbalife’s Israeli products has confirmed that Herbalife products do not contain any substances indicated by the Israel MOH as being of concern in relation to this small number of reported cases of liver dysfunction.  Herbalife believes that Herbalife products are not the cause of these few reported anecdotal cases of liver dysfunction.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to us, and the reasonably possible range of exposure on currently existing claims is not material to the Company. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintains product liability insurance with a self insured retention of $10 million.

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due.

The Company and its tax advisors believe that there are substantial defenses to the allegations that additional taxes are owing, and the Company is vigorously contesting the additional proposed taxes and related charges.

These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on the Company’s financial condition and operating results. This opinion is based on the belief that any losses suffered in excess of amount reserved would not be material and that the Company has meritorious defenses. Although the Company has reserved an amount that it believes represents the likely outcome of the resolution of these disputes, if the Company is incorrect in the assessment the Company may have to record additional expenses.

6.             Comprehensive Income

	Three Months Ended
	March 31, 2004	March 31, 2005
Net income (loss)	$(0.5)	$13.3
Unrealized gain on derivative instruments	1.9	0.5
Reclassification adjustments for loss on derivative instruments	(1.1)	—
Foreign currency translation adjustment	(0.1)	0.1
Comprehensive income	$0.2	$13.9

7.             Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

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

Revenues reflect sales of products to distributors based on the distributors’ geographic location. Sales attributed to the United States is the same as reported in the geographic operating information.

The Company’s geographic operating information and sales by product line are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in millions)
Net sales:
United States	$64.2	$67.0
Japan	30.0	26.9
Mexico	21.8	37.4
Others	208.1	240.8
Total Net sales	$324.1	$372.1

Operating margin:
United States (1)	$26.4	$25.1
Japan	15.4	13.7
Mexico	8.6	16.1
Others	94.2	106.2
Total Operating margin	$144.6	$161.1

Selling, general and administrative expense	107.8	110.0
Interest expense, net	27.4	22.2
Income before income taxes and minority interest	9.4	28.9
Income taxes	9.9	15.6
Net Income (loss)	$(0.5)	$13.3

Net sales by product line:
Weight management	$142.1	$160.0
Inner nutrition	139.3	151.8
Outer Nutrition®	29.6	42.6
Literature, promotional and other	13.1	17.7
Total Net Sales	$324.1	$372.1

Net sales by geographic region:
Americas	$111.3	$140.6
Europe	136.7	144.6
Asia/Pacific Rim (excluding Japan)	46.1	60.0
Japan	30.0	26.9
Total Net Sales	$324.1	$372.1

(1)   The operating margin for the United States decreased for the three months ended March 31, 2005 as compared to the same period in 2004 primarily due to a $1.1 million provision made for obsolete and slow moving inventories.

	As of
	December 31, 2004	March 31, 2005
	(in millions)
Total Assets:
United States	$587.8	$464.0
Japan	60.3	56.7
Mexico	27.5	32.1
Others	273.1	297.0
Total Assets	$948.7	$849.8

8.             Stock Based Compensation

The Company has three stock based compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“The Management Plan”), the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“The Independent Directors Plan”) and the Herbalife Ltd. 2004 Incentive Plan (“2004 Incentive Plan”).  The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management.  The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors.  The 2004 Stock Incentive Plan is intended to replace the Management Plan and the Independent Directors Plan.  No additional awards will be made under either the Management Plan or the Independent Directors Plan, however, the shares remaining available for issuance under these plans will be absorbed by and become available for issuance under the 2004 Stock Incentive Plan.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including the Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, issued in March 2000, to account for its stock option plans. Under this method, compensation expense is recorded on the date of grant to the extent the then current market price of the underlying stock exceeds the exercise price. SFAS 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and vested awards in each period:

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in millions)
Net income (loss) as reported	$(0.5)	13.3
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.3	1.1
less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(0.4)	(2.4)
Pro forma net income (loss)	$(0.6)	$12.0

9.             Derivative Instruments and Hedging Activities

The Company designates certain derivatives as cash flow hedges.  The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions.  The hedged risk is the variability of the foreign currency where the hedging strategy involves the purchase and sale of average rate options.    The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan.  The hedged risk is the variability of interest rate where the hedging strategy involves the purchase of interest rate swaps.  For the outstanding cash flow hedges on foreign exchange exposures at March 31, 2004 and March 31, 2005, the maximum length of time over which the Company is hedging these exposures is 12 months.  For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are recorded in other comprehensive income (“OCI”).  The ineffective portion of the hedges, was not material for any periods presented.   At March 31, 2005, the pre-tax OCI balance related to the cash flow hedges was $0.5 million.

The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply.  The changes in the fair market value of the derivatives are recorded in the Company’s statement of income.  The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”).  These contracts provide protection in the event the foreign currency weakens beyond the option strike rate.  The fair value of option contracts is based on third-party bank quotes.

10.          Restructuring Reserve

As of the date of the Acquisition, the Company began to assess and formulate a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Acquisition. The accrued severance is for employees including executives, corporate functions, and administrative support that were identified at the time of the Acquisition. Actions required by the plan of termination began immediately after consummation of the transaction. The remaining balance of the restructuring reserve at March 31, 2005 of $0.6 million represents scheduled severance payments for employees.

The following table summarizes the activity in the Company’s restructuring accrual:

	January 1, 2004 to December 31, 2004	January 1, 2005 to March 31, 2005
	(in millions)
Beginning balance	$2.5	$0.7
Additional accrual	—	—
Payments made	(1.8)	(0.1)
Ending Balance	$0.7	$0.6

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

Volume Points by Geographic Region

	For the Three Months Ended March 31,
	2004	2005	% change
	(volume points in millions)
The Americas	182.6	224.5	23.0%
Europe	153.1	144.9	(5.4)%
Asia/Pacific Rim	58.1	72.4	24.7%
Japan	22.4	18.8	(15.7)%
Worldwide	416.2	460.7	10.7%

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

Number of Supervisors by Geographic Region as of Reporting Period

	As of March 31,
	2004	2005	% change
The Americas	79,956	94,270	17.9%
Europe	73,864	68,810	(6.8)%
Asia/Pacific Rim	33,712	40,588	20.4%
Japan	14,463	10,165	(29.7)%
Worldwide	201,995	213,833	5.9%

Number of Supervisors by Geographic Region as of Requalification Period

	As of February,
	2004	2005	% change
The Americas	75,359	87,925	16.7%
Europe	70,239	65,104	(7.3)%
Asia/Pacific Rim	31,790	38,524	21.2%
Japan	13,946	9,547	(31.5)%
Worldwide	191,334	201,100	5.1%

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

In 2004 we made a modification to the supervisor re-qualification criteria as a limited test. This modification allowed distributors who otherwise would have failed to requalify as supervisors to continue to purchase products from the Company and to receive the benefit of product discounts, while forfeiting their down-line royalties.  We believe this test was successful because we retained approximately 10,000 distributors, and generated approximately 12 million additional Volume Points, annualized, which would represent approximately $9.4 million in net sales, $5.2 million in operating margin and an immaterial impact to Selling, General & Administrative Expenses.  As a result of the test, the Company has modified the supervisor re-qualification criteria for all distributors in 2005.  While the Company cannot predict the effect of this modification with certainty, we believe that this modification will likely lead to a higher level of supervisor retention and increased product sales.

We provide distributors with products, support material, training, special events and a competitive compensation program. If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife’s products, by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.

Presentation

“Retail Sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and “net sales”, which reflects distribution allowances and handling and freight income, is what the Company collects and recognizes as net sales in its financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, information in daily and monthly reports reviewed by our management relies on Retail Sales data. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”).  You should not consider Retail Sales in isolation from, nor is it a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to Retail Sales is presented below. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

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

Royalty Overrides are generally earned based on Retail Sales, and approximate in the aggregate about 23% of Retail Sales or approximately 35% of our net sales. Royalty Overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of Retail Sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide. Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has calculated this period of certainty to be three years worldwide, whereas previously this period varied by country, ranging from 12 months to 30 years. In order to achieve consistency among all countries, the Company adjusted the period over which such amounts would be taken into income to three years on a Company-wide basis beginning with the third quarter of 2004.

“Selling, General and Administrative Expenses” represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, distributor marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.

“11¾% Notes” refers to Herbalife International’s 11¾% senior subordinated notes due 2010. “9½% Notes” refers to our 9½% notes due 2011.

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

Summary Financial Results

For the three months ended March 31, 2005, net sales increased by 14.8% as compared to the same period in 2004, driven by increases in all regions except for Japan. These increases resulted from a combination of an increase in the number of our supervisors, generally favorable foreign currency exchange rates, a comprehensive promotional program in Europe and Asia/Pacific

Rim and the launch of new products.  The decrease in Japan sales continued, although at a lower rate of decline, primarily due to strong competition, lack of new product introductions and less effective distributor leadership.

Net results for the three months ended March 31, 2005 was income of $13.3 million, or $0.19 per diluted share, which was $13.8 million higher than the net loss of $0.5 million, or $0.01 per diluted share for the same period last year.  The net results included $14.2 million and $15.4 million of pre-tax recapitalization expense for the three months ended March 31, 2005 and 2004, respectively.  The recapitalization expenses resulted from the repurchase of our 9½% Notes in 2005, and the repurchase of our 15½%  Senior Notes in 2004.  Net results were also impacted by the 14.8% increase in net sales, the favorable impact of the appreciation of foreign currencies, lower interest and income tax expense, partially offset by higher labor, promotional and professional fee expenses.  Overall, the appreciation of foreign currencies had a $1.8 million favorable impact on net results for the three months ended March 31, 2005.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
	March 31,	March 31,
	2004	2005
Operations:
Net sales	100.0%	100.0%
Cost of sales	19.6	20.4
Gross profit	80.4	79.6
Royalty overrides	35.8	36.3
Selling, general & admin expenses	33.3	29.6
Operating income	11.3	13.7
Interest expense	8.4	6.0
Income before income taxes and minority interest	2.9	7.8
Income taxes	3.0	4.2
Net income (loss)	(0.1)	3.6

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2004					2005
	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Change in Net Sales
	(dollars in millions)
The Americas	$181.0	$(86.6)	$94.4	$16.9	$111.3	$231.2	$(111.3)	$119.9	$20.7	$140.6	26.4%
Europe	223.6	(106.8)	116.8	19.9	136.7	236.5	(112.8)	123.7	20.9	144.6	5.8%
Asia/Pacific Rim	75.5	(34.8)	40.7	5.4	46.1	99.0	(46.1)	52.9	7.1	60.0	30.0%
Japan	51.2	(24.9)	26.3	3.7	30.0	46.3	(22.6)	23.7	3.2	26.9	(10.1)%
Total	$531.3	$(253.1)	$278.2	$45.9	$324.1	$613.0	$(292.8)	$320.2	$51.9	$372.1	14.8%

Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events—Extravaganzas and World Team Schools—where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in selling, general & administrative expenses.  Sales are driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations.  We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have ranged from our 2003 laptop computer promotion to vacations or other qualifying events for distributors that meet certain selling and recruiting goals.  The costs of these promotions are included in selling, general, & administrative expenses.  A current example is the “Atlanta Challenge” discussed below.  While it is not currently possible for us to draw a precise quantitative correlation between a successful promotion and a resultant long-term effect on net sales, we are in the process of developing business intelligence systems that will give us better access to data to help draw better conclusions and develop leading indicators of business performance.

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

The Company’s strategy has included and will continue to include generating and maintaining growth within existing markets.  We generally expect to continue to spend the current level of selling, general & administrative expenses (as a percent of net sales) to maintain or stimulate sales growth, while making strategic investments in new initiatives.  In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico and the Total Plan in Brazil, as described in the net sales discussion below.  Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally where appropriate.

The Americas

Net sales in The Americas increased $29.3 million, or 26.4%, for the three months ended March 31, 2005, as compared to 2004. In local currency, net sales increased by 24.8% for the three months ended March 31, 2005, as compared to the same period of 2004. The fluctuation of foreign currency rates had positive impact on net sales of $1.8 million for the three months ended March 31, 2005. The overall increase was a result of net sales growth in Mexico, Brazil, and the U.S. of $15.6 million, $8.1 million, and $2.8 million, or 71.8%, 52.9%, and 4.4%, respectively, for the three months ended March 31, 2005, compared to the same period of 2004. Mexico and Brazil continue to benefit from strong country and distributor leadership that focuses on recruiting and retention of the distributor force that retails our product, and a product line and business opportunity that is attractive to the demographics in those countries.

The continued net sales growth in Mexico is evidenced by the increased number of supervisors, up 45.9% at March 31, 2005 compared to March 31, 2004, which reflects the renewed emphasis on distributor and customer retention programs such as the Nutrition Clubs, which are new and innovative means by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products. The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor.  Our distributors have opened over 2000 Nutrition Clubs to date.

The continued net sales growth in Brazil is evidenced by the increased number of supervisors, up 44.6% at March 31, 2005 compared to March 31, 2004, the expansion of the Total Plan, strong distributor leadership, an effective country management team and a good product portfolio.  The Total Plan is a low-cost lead generating method where distributors use our personal care line of products and offer consultations to obtain referrals.  This concept specifically supports our retailing and recruiting initiatives and has been a catalyst for growth in Brazil.

We believe the increase in the U.S. is a result of the numerous steps taken in 2004 and early 2005 to improve the business including the establishment of a U.S. country management team, the announcement of the 2005 President’s Team Challenge, a promotion with a specific country sales target as well as individual President Team member targets, and the World Team Bonus.

We expect 2005 sales in the Americas region to continue its positive year over year growth primarily as a result of the expected continuation of the strong performance in Mexico and Brazil and the continued improvement in U.S. sales.

Europe

Net sales in Europe increased $7.9 million, or 5.8%, for the three months ended March 31, 2005, as compared to the same period of 2004. In local currency net sales increased 0.4% for the three months ended March 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $7.3 million for the three months ended March 31, 2005.  Throughout 2004, Europe experienced significant sales growth when compared to the prior year corresponding quarters, partly due to a very successful Billion Dollar promotion in the first and second quarter of 2004.  Such sales growth was not expected to be sustainable in 2005 for all the countries within the region. While some markets did sustain growth, two key countries, Germany and the Netherlands, experienced sales declines of 21.4% and 13.1%, respectively for the three months ended March 31, 2005 when compared to the same period in 2004.

Net sales in Spain were up $2.9 million, or 41.0%, for the three months ended March 31, 2005, as compared to the same period of 2004, due to a cohesive, renewed focus by distributor leadership, an increasing emphasis locally on health and nutrition and the continuing positive impact of certain promotions in 2005.  Net sales in Turkey were up $1.6 million, or 31.0%, for the three months ended March 31, 2005, as compared to 2004, due to increasing acceptance of the direct selling concept in Turkey as well as an energetic distributor leadership group. In Russia and Greece, net sales were up $2.4 million and $1.8 million, or 51.4% and 70.5%, for the three months ended March 31, 2005, as compared to 2004, primarily due to a temporary dip in sales during the first quarter of 2004 just prior to our taking over the management of product distribution in both countries.  Prior to this, we used third-party importers to manage and distribute our product to distributors in these countries.

Excluding the effect of foreign exchange, we believe that 2005 sales should be flat to slightly positive year over year partly due to sales increases we expect to generate from the upcoming World Team Cup promotion, and new product introductions, some of which were launched at the 25th Anniversary Extravaganza.

Asia/Pacific Rim

Net sales in Asia/Pacific Rim increased $13.9 million, or 30.0%, for the three months ended March 31, 2005, as compared to the same period of 2004. In local currency, net sales increased 23.8% for the three months ended March 31, 2005, as compared to 2004.  The fluctuation of foreign currency rates had a $2.8 million positive impact on net sales for the three months ended March 31, 2005.  The overall increase was attributable mainly to an increase in Taiwan and South Korea.

Net sales in Taiwan increased $8.6 million, or 55.5%, for the three months ended March 31, 2005 over the same period of 2004, due primarily to an increase in the number of supervisors by 43.4% for the three months ended March 31, 2005 over the same period of 2004, highly engaged distributor leadership, strong country management, increased local distributor trainings and initiatives to promote individual recognition of well performing distributors, new product launches, and various promotions including the Atlanta Challenge.  Net sales in South Korea increased $1.3 million, or 15.6%, for the three months ended March 31, 2005, as compared to 2004.  We believe that the numerous initiatives to stimulate sales in South Korea, are beginning to make a positive impact.

Overall, we believe that new product launches, continued local distributor training and the momentum we expect to generate from the 25th Anniversary Extravaganza, will contribute to ongoing sales increases in the Asia/Pacific Rim region in 2005.

Japan

Net sales in Japan decreased $3.1 million, or 10.1%, for the three months ended March 31, 2005, as compared to 2004. In local currency, net sales in Japan decreased 12.5% for the three months ended March 31, 2005, as compared to the same period of 2004. The fluctuation of foreign currency rates had a $0.7 million favorable impact on net sales for the three months ended March 31, 2005.  The net sales decline, is a continuation of a five-year downward trend in Japan, albeit at a slower rate for this reporting period, has been a result of too few product introductions that met distributor expectations, strong competition from other direct selling companies and the slow process to fully re-engage the distributor leadership.  In the third quarter of 2004, we appointed a new country manager who is currently focusing on uniting and motivating distributor leadership to improve recruiting and retention of distributors, and we are in the process of expanding our product line to address local country demographic needs.  For example, in late 2004 we introduced a green tea flavored Formula 1 and we created individual serving “packets” for our Formula 1 product.  In the second quarter of 2005 we will be opening a new sales office in a central location of Tokyo, a significant improvement over the existing location that we believe should give us greater visibility in a key population center.  In combination with implementing new brand and volume incentive promotional programs, we believe the above initiatives should help improve financial performance in 2005.

Sales by Product Category

	Three Months Ended March 31,
	2004					2005
	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
	(dollars in millions)
Weight Management	$239.0	$(117.6)	121.4	$20.7	$142.1	$270.6	$(133.5)	$137.1	$22.9	$160.0	12.6%
Inner Nutrition	234.5	(115.4)	119.1	20.2	139.3	256.7	(126.6)	130.1	21.7	151.8	9.0%
Outer Nutrition®	49.9	(24.6)	25.3	4.3	29.6	72.0	(35.5)	36.5	6.1	42.6	43.9%
Literature, Promotional and Other	7.9	4.5	12.4	0.7	13.1	13.7	2.8	16.5	1.2	17.7	35.1%
Total	$531.3	$(253.1)	$278.2	45.9	$324.1	$613.0	$(292.8)	$320.2	$51.9	$372.1	14.8%

Our increased emphasis on the science of weight management and nutrition during the past two years, illustrated by our assembly of the Scientific Advisory Board and the Medical Advisory Board, has resulted in product introductions such as Niteworks™ and Garden 7™ and the introduction of ShapeWorks™, a personalized meal replacement program. Due to the launch of our ShapeWorks™ product line in March 2004 and the introduction of new personal care products, net sales of weight management products and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products. The rationalization of our Outer Nutrition® product line in 2002 resulted in an initial decrease in sales, but since then the line has represented approximately 11% of our net sales. For the three months ended March 31, 2005, sales of Outer Nutrition product has increased at a greater rate than other categories.  This increase is primarily due to the increased use of the Total Plan by distributors in Brazil and worldwide, which uses Outer Nutrition products as its foundation. Literature, Promotional and Other, which is net of product buy-backs and returns in all product categories, increased due to a decrease in returns and refunds. We expect shifts within these categories from time to time as we launch new products.

Gross Profit

Gross profit was $296.3 million for the three months ended March 31, 2005, as compared to $260.4 million in the same period of 2004. As a percentage of net sales, gross profit for the three months ended March 31, 2005 decreased from 80.4% to 79.6%, as compared to the same period of 2004. The decrease in gross profit as a percentage of net sales for the three months ended March 31, 2005 was attributable mainly to an increase in provisions made for slow moving and obsolete inventory of $1.1 million, primarily in the U.S., as well as country sales mix.  Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 36.3% for the three months ended March 31, 2005, as compared to 35.8% in the same period of 2004.  Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General, & Administrative Expenses

Selling, General, & Administrative expenses as a percentage of net sales were 29.6% for the three months ended March 31, 2005, as compared to 33.3% in the same period of 2004.

For the three months ended March 31, 2005, Selling, General & Administrative expenses increased $2.2 million to $110.0 million from $107.8 million in the same period of 2004. The increase included $4.7 million in higher salaries and benefits, due primarily to normal merit increases, the impact of foreign currency fluctuations, and increases related to the strengthening of the management team regionally and in the U.S.; $1.8 million in additional professional fees primarily associated with our technology infrastructure; and $1.8 million in additional promotional expenses related primarily to our 25th Anniversary promotions.  The increases were partially offset by $0.9 million lower amortization expense of intangibles; $1.8 million lower monitoring fees and other expenses due to the termination of the agreement with Whitney and Golden Gate and $3.7 million transition expenses related to changes in the Russia and Greece models which were incurred in 2004 but not in 2005.

We expect 2005 Selling, General & Administrative expenses to increase approximately 5% to 6% over 2004 levels, reflecting general salary merit increases and further investments in China and sales events, although as a percentage of net sales, these expenses should be slightly down from 2004 levels.

Net Interest Expense

Net interest expense was $22.2 million for the three months ended March 31, 2005, as compared to $27.4 million in 2004.  This includes $14.2 million and $15.4 million of recapitalization expenses for the three months ended March 31, 2005 and 2004, respectively.  The recapitalization expenses were due to the redemption of 40% or $110 million principal amount of the 9½% Notes completed in February 2005 and the redemption of the 15½% senior notes completed in March 2004.

Income Taxes

Income taxes were $15.6 million for the three months ended March 31, 2005, as compared to $9.8 million in 2004. As a percentage of pre-tax income, the effective income tax rate was 54.1% for the three months ended March 31, 2005, as compared to 105.2% in 2004. The decrease in the effective tax rate for the three months ended March 31, 2005 as compared to 2004 was caused primarily by the higher pre-tax income and the impact of less non-deductible interest including the aforementioned non-deductible recapitalization charges in each period.  To a lesser extent, the impact of our corporate restructuring, completed in the first quarter of 2005, also had a favorable impact on the effective tax rate.  Excluding the impact of the recapitalization expenses of $14.2 million and $15.4 million for the three months ended March 31, 2005 and 2004, respectively, the effective tax rate would have been approximately 37% and 40% for the three months ended March 31, 2005 and 2004, respectively.

Foreign Currency Fluctuations

Currency fluctuations had a favorable impact of $1.8 million on net results for the three months ended March 31, 2005, when compared to what current year net results would have been using last year’s foreign exchange rates. For the three months ended March 31, 2005, the regional effects were a favorable $0.9 million in Europe, a favorable $0.8 million in Asia/Pacific Rim, a minimal impact in The Americas, and a favorable $0.3 million in Japan.

Net Results

Net results for the three months ended March 31, 2005 was income of $13.3 million, or $0.19 per diluted share, which was $13.8 million higher than the net loss of $0.5 million, or $0.01 per diluted share for the same period last year.  The net results included $14.2 million and $15.4 million of pre-tax recapitalization expense for the three months ended March 31, 2005 and 2004, respectively.  The recapitalization expenses resulted from the repurchase of our 9½% Notes in 2005, and the repurchase of our 15½%  Senior Notes in 2004.  Net results were also impacted by the 14.8% increase in net sales, the favorable impact of the appreciation of foreign currencies, lower interest and income tax expense, partially offset by higher labor, promotional and professional fee expenses.  Overall, the appreciation of foreign currencies had a $1.8 million favorable impact on net results for the three months ended March 31, 2005.

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

For the three months ended March 31, 2005, we generated $25.0 million from operating cash flows, as compared to $14.4 million in 2004.  The improved operating cash flow was primarily due to the 14.8% increase in net sales, decrease in interest payments, decrease in inventory purchases and the timing difference of the payments of Mark Hughes Bonus, partially offset by higher receivables resulted from higher sales volume at the end of the 1st quarter of 2005, the payments made towards the 25th Anniversary Extravaganza and the timing difference of employee bonus payments.

Capital expenditures, including capital leases, for the three months ended March 31, 2005 were $4.4 million, as compared to $5.4 million in 2004. The majority of these expenditures represented investments in management information systems and internet tools for distributors.  We expect to incur capital expenditures of up to $40.0 million mostly in the second half of 2005 primarily related to investments in management information systems, internet tools for distributors, office facilities and China expansion.

In March 2004, we and our lenders amended our existing senior credit facility. Under the terms of the amendment, we made a prepayment of $40.0 million to reduce outstanding amounts under our senior credit facility. In connection with this prepayment, the lenders under Herbalife International’s senior credit facility waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The amendment also lowered the interest rate to LIBOR plus a 2.5% margin, increased the capital spending allowance under our existing senior credit facility and permitted us to complete a recapitalization. The schedule of the principal payments was also modified so that we were obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.  The senior credit facility was replaced in December 2004.

In March 2004, we completed the $275.0 million offering of the 9½% Notes. The proceeds of the offering together with available cash were used to pay $183.1 million for the original issue price in cash due upon conversion of 104.1 million outstanding Herbalife 12% Series A Cumulative Convertible preferred shares including 2.0 million warrants exercised in connection with this offering, to pay all accrued and unpaid dividends on the preferred shares of $38.5 million, to redeem our 15½% senior notes and to pay related fees and expenses. Interest on the 9½% Notes is paid in cash semi-annually in arrears on April 1 and October 1 of each year. The 9½% Notes are our general unsecured obligations, ranking equally with any of our existing and future senior indebtedness and senior to all of Herbalife’s future subordinated indebtedness. Also, the 9½% Notes are effectively subordinated to all existing and future indebtedness and other liabilities of Herbalife’s subsidiaries.

In December 2004, Herbalife completed an initial public offering in connection with which several recapitalization transactions were completed, including the tender for all of the outstanding 11¾% Notes, of which 99.9% accepted the tender offer, and a replacement of the existing term loan and revolving credit facility with a new $225.0 million senior credit facility.  In addition, we redeemed $110 million principal value excluding discounts or 40% of our outstanding 9½% Notes in February of 2005 for the cash value of $124.1 million including a premium of $10.5 million and accrued interest of $3.6 million.  The total interest expense in the first quarter of 2005 related to the redemption was $14.2 million which included the $10.5 million premium and $3.7 million write off of deferred financing cost and discount.

The new $225.0 million senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million.  The revolver is available until December 21, 2009.  The revolver bears interest at LIBOR plus 2% and the term loan bears interest at LIBOR plus

2¼%.  With regard to the term loan we are obligated to pay $0.5 million every quarter until September 30, 2010 and the remaining principal amount on December 21, 2010.  As of March 31, 2005, no amounts had been borrowed under the revolving credit facility.

The new senior credit facility and the 9½% Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of our assets, or enter into various transactions with affiliates. Additionally, the new senior credit facility includes covenants relating to the maintenance of certain leverage, fixed charge coverage, and interest coverage ratios, and requirements to make early payments to the extent of excess cash flow, as defined therein.

The following summarizes our contractual obligations including interest at March 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period
	Total	2005	2006	2007	2008	2009	2010 & thereafter
	(in millions)
Term Debt	$258.8	$11.1	$12.2	$12.1	$12.0	$11.9	$199.5
11¾% Notes	0.2	—	—	—	—	—	0.2
9½% Notes	266.9	15.7	15.7	15.7	15.7	15.7	188.5
Capital Lease	8.5	4.5	2.5	1.5	—	—	—
Other debt	7.1	5.1	1.2	0.8	—	—	—
Operating leases	21.3	10.2	6.3	2.1	1.0	0.7	1.0
Total	$562.8	$46.6	$37.9	$32.2	$28.7	$28.3	$389.2

Whitney and Golden Gate (and/or their affiliates) were parties to a Share Purchase Agreement (the “Share Purchase Agreement”) pursuant to which they originally purchased our Preferred Shares. Under the terms of the Share Purchase Agreement, Whitney and Golden Gate could, subject to approval by our board of directors and 75% of our shareholders, require us to pay a dividend to all of our shareholders related to certain income that may be taxable to them resulting from their ownership of our shares. We completed our analysis with regard to this payment and based on this analysis, we made $1.4 million and $4.9 million dividend payments to our shareholders in the fourth quarter of 2004, related to certain income that may be taxable to them for the years ended December 31, 2003 and December 31, 2004, respectively.

We recently entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated.  In consideration for the termination of the Share Purchase Agreement, we entered into a Tax Indemnification Agreement with certain Equity Sponsors (and/or their affiliates).  As consideration for the termination of the Share Purchase Agreement, we have entered into a Tax Indemnification Agreement with certain Equity Sponsors (and/or their affiliates) pursuant to which we have agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the terms of the Tax Indemnification Agreement, we assume, for this purpose, that each indemnified party is a “United States shareholder” as defined in Section 951(b) of the Code. We do not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement.  Our new credit facility permits us to pay these tax indemnity payments, but restricts the aggregate amount that we can pay in any given year to no more than $15 million. We currently anticipate that any amounts that we are required to pay under this agreement in the future will be immaterial to our financial condition and operating results.

In connection with the initial public offering we paid a special cash dividend to stockholders of record prior to the offering in the amount of $139.7 million.

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by our credit agreement, cash requirements, future prospects and other factors deemed relevant by our board of directors.  Our credit agreement permits payments of dividends as long as no default exists and the amount does not exceed $20.0 million per fiscal year provided that the amount of dividends may be increased by 25% of the consolidated net income for the prior fiscal year if the Leverage Ratio (as defined in our credit agreement) for the four fiscal quarters of such fiscal year is less than or equal to 2.00:1.00.

As of March 31, 2005, we had working capital of $16.5 million.  Cash and cash equivalents were $103.7 million at March 31, 2005, compared to $201.6 million at December 31, 2004.

We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 9½% Notes and the new senior credit facility. There can be no assurance, however, that our business will service our debt, including our outstanding notes, or fund our other liquidity needs.

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

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003 in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and, if any such distributors in fact violated the TCPA, they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state and local laws. We believe that we have meritorious defenses to the suit.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005 in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al).  Herbalife International filed a motion on April 8, 2005, which the plaintiff is not opposing, to transfer the case to the Los Angeles County Superior Court.  The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit.  The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors.  The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials.  The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief.  The Company believes that we have meritorious defenses to the suit.

In February 2005 Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, is sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health (the “Israel MOH”) of a small number of anecdotal case reports of individuals having liver dysfunction who had also consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Ministry of Health to facilitate this ongoing review.  In May, 2005, the Israel MOH issued a press release stating that although their investigation was continuing, no causal link has been shown between the consumption of Herbalife products and liver function abnormalities. In addition, the Israel MOH requested that individuals consuming or intending to consume Herbalife products obtain liver function tests before and one month after beginning their use, and that persons with liver function disorders refrain from consuming dietary supplements.  Independent analysis of Herbalife’s Israeli products has confirmed that Herbalife products do not contain any substances indicated by the Israel MOH as being of concern in relation to this small number of reported cases of liver dysfunction.  Herbalife believes that Herbalife products are not the cause of these few reported anecdotal cases of liver dysfunction.

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

These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on our financial condition and operating results. This opinion is based on our belief that any losses we suffer in excess of amounts reserved would not be material and that we have meritorious defenses. Although we have reserved an amount that we believe represents the likely outcome of the resolution of these disputes, if we are incorrect in our assessment we may have to record additional expenses.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”  Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

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

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of retail sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.7% and 0.9% for the three months ended March 31, 2004 and 2005 respectively. No material changes in estimates have been recognized for the three months ended March 31, 2004 and 2005.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $6.2 million, and $7.1 million as of December 31, 2004 and March 31, 2005, respectively.

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of March 31, 2005, we had goodwill of approximately $167.5 million, and marketing franchise of $310.0 million.  No write-downs have been recognized for the three months ended March 31, 2004 and 2005.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.

We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and on a preliminary basis we expect the adoption will not have a material impact on our consolidated statements of operations, relative to currently existing options.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”).  The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We expect to complete our evaluation of the effects of the repatriation provision within the second quarter of 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The following table provides information about the details of our option contracts:

Foreign Currency	Coverage	Average Strike Price	Fair value	Maturity date
	(in millions)		(in millions)
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$4.5	$101.31 - $102.63	$0.2	Apr-Jun 2005
Japanese yen	$4.5	$100.52 - $101.79	$0.2	Jul-Sep 2005
Japanese yen	$4.5	$99.70 - $100.90	$0.2	Oct-Dec 2005
	$13.5		0.6

Purchase Puts (Company may sell euro/buy USD)
Euro	$10.2	$1.3162 - $1.3522	$0.3	Apr-Jun 2005
Euro	$10.2	$1.3125 - $1.3551	$0.3	Jul-Sep 2005
Euro	$10.2	$1.3155 - $1.3584	$0.4	Oct-Dec 2005
	$30.6		$1.0

Foreign exchange forward contracts are used to hedge advances between subsidiaries.  The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

Foreign currency	Contract date	Forward position	Maturity date	Contract rate	Fair value
	(in millions)				(in millions)
At March 31, 2005
Buy SEK sell USD	3/22/2005	$2.9	4/24/2005	6.98	$2.8
Buy EUR sell USD	3/22/2005	$3.3	4/24/2005	1.31	$3.3
Buy GBP sell USD	3/22/2005	$3.4	4/24/2005	1.88	$3.4
Buy YEN sell USD	3/22/2005	$23.8	4/24/2005	105.30	$23.5
Buy MXP sell Euro	3/2/2005	$4.5	4/4/2005	14.66	$4.6
Buy DKK sell Euro	3/2/2005	$0.3	4/4/2005	7.45	$0.3
Buy NOK sell Euro	3/2/2005	$0.8	4/4/2005	8.22	$0.8
Buy CAD sell Euro	3/2/2005	$1.4	4/4/2005	1.57	$1.5
Buy NZD sell Euro	3/2/2005	$0.4	4/4/2005	1.82	$0.4
Buy EUR sell USD	3/22/2005	$14.6	4/25/2005	1.31	$14.5
Buy EUR sell USD	3/22/2005	$14.7	4/25/2005	1.31	$14.9

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2005, the total amount of our foreign subsidiary cash was $79.6 million, of which $7.4 million was invested in U.S. dollars.

Interest Rate Risk

We use interest rate swaps to hedge the interest rate exposure on the variable interest rate associated with our senior credit facility.  They provide protection in the event the LIBOR rates fluctuate.  Interest rate swaps are designated as cash flow hedges.  The table below describes the interest rate swap that was outstanding:

Interest rate	National amount	Average rate	Fair value		Maturity date
	(in millions)		(in millions)
At March 31, 2005
Interest rate swap	$125.0	4.2%	Current	$0.1	1/28/2008
			Non-Current	$0.4

The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of March 31, 2005. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at March 31, 2005. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (in millions)	$—					$0.1	$0.1	$0.1
Average Interest Rate							11.75%
Variable Rate (in millions)	$1.5	$2.0	$2.0	$2.0	$2.0	$190.0	$199.5	$199.5
Average Interest Rate							5.02%
Fixed Rate (in millions)	—	—	—	—	—	$161.0	$161.0	$179.9
Average Interest Rate							9.5%

Under the new $200.0 million term loan, the Company is obligated to enter into (for a minimum of three years after December 21, 2004) an interest rate hedge for up to 25% of the aggregate principal amount of the term loan. On February 24, 2005 the Company entered into an interest rate swap, as discussed above, to fulfill this obligation.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

(a)                                  None.

(b)                                  None.

Item 6.  EXHIBITS

(a)                                  Exhibit Index:

Exhibit Number	Description	Reference

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1

Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11¾% Senior Subordinated Notes due 2010

(a)

4.2	Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9½% Notes due 2011	(a)

4.3	Form of Share Certificate	(d)

9.1

Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons

(a)

9.2

Institutional Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons

(a)

9.3

Voting Agreement, dated as of December 31, 2004 by and among Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund, Ltd., on the one hand, and CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC,, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC on the other hand

(f)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)

10.2	Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)

10.3	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.5	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.6	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.7	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.8	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.9	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification	(a)

10.10	Agreement for Retention of Legal Services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert A. Sandler	(a)

Exhibit Number	Description	Reference

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

(a)

10.13	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.14	Monitoring Fee Agreement dated as of July 31, 2002, between WH Holdings (Cayman Islands) Ltd., Herbalife International, Inc. and Whitney & Co., LLC	(a)

10.15	Monitoring Fee Agreement dated as of July 31, 2002, between WH Holdings (Cayman Islands) Ltd., Herbalife International, Inc. and GGC Administration, LLC	(a)

10.16

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

(a)

10.17	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10.18	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10.19	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10.20	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)

10.21	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)

10.22	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

Exhibit Number	Description	Reference

10.23	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)

10.24	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10.25	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.26	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.27	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)

10.28	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)

10.29	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)

10.30	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.31	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.32	Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)

10.33	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)

10.34	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.35	Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)

10.36	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10.37	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)

10.38	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)

10.39	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)

10.40	Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)

10.41

Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.

(b)

Exhibit Number	Description	Reference

10.42

Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.

(b)

10.43	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.44	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.45	Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)

10.46	Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)

10.47

Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.

(d)

10.48

Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.

(d)

10.49	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.50	Form of Stock Bonus Award Agreement	(e)

10.51

Credit Agreement, dated as of December 21, 2004, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R. L., HLF Luxembourg Holdings, S.á.R. L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R. L. and the Subsidiary Guarantors party hereto, and certain lenders and agents named therein.

*

10.52

Security Agreement, dated as of December 21, 2004, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd.,  HBL Ltd.,  WH Luxembourg Holdings S.á.R. L., HLF Luxembourg Holdings, S.á.R. L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent.

*

10.53

First Amendment to Credit Agreement, dated as of April 12, 2005, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R. L., HLF Luxembourg Holdings, S.á.R. L. , WH Capital Corporation. WH Luxembourg Intermediate Holdings S.á.R. L. and the Subsidiary Guarantors party hereto, and certain lenders and agents named therein.

*

31.1	Certification of Chief Executive Officer	*

31.2	Certification of Chief Financial Officer	*

32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act	*

99.1

Disposition Agreement dated as of December 13, 2004 is by and among Whitney V, L.P., a Delaware limited partnership, Whitney Strategic Partners V, L.P., a Delaware limited partnership, Whitney Private Debt Fund, L.P., a Delaware limited partnership and Green River Offshore Fund, Ltd., a Cayman Islands company on the one hand, and CCG Investments (BVI), L.P., a British Virgin Islands limited partnership, CCG Associates-QP, LLC, a Delaware limited liability company, CCG Associates-AI, LLC, a Delaware limited liability company, CCG Investment Fund-AI, LP, a Delaware limited partnership, CCG AV, LLC-Series C, a Delaware limited liability company, CCG AV, LLC-Series E, a Delaware limited liability company and CCG CI, LLC a Delaware limited liability company on the other hand.

(d)

99.2	Contract for Services of a Consultant between Herbalife International Luxembourg S.a.R.L. and Brian Kane dated as of October 18, 2004	(f)

99.3	Compromise Agreement between Herbalife International Luxembourg S.a.R.L. and Brian Kane dated as of October 18, 2004	(f)

99.4	Employment Agreement dated as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)

*                                         Filed herewith.

(a)                                  Previously filed on October 1, 2004 as an Exhibit of like number to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)                                 Previously filed on November 9, 2004 as an Exhibit of like number to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)                                  Previously filed on December 2, 2004 as an Exhibit of like number to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)                                 Previously filed on December 14, 2004 as an Exhibit of like number to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)                                  Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)                                    Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 9, 2005

HERBALIFE LTD.

(Registrant)

By:	/s/ Richard Goudis

Richard Goudis
Chief Financial Officer