Form 10-Q
period 2005-06-30
HERBALIFE LTD.
filed 2005-08-03
CIK 1180262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☐   No ☒

Number of shares of registrant’s common shares outstanding as of August 1, 2005 was 68,734,346.

*                    C/O Chief Financial Officer of Herbalife International, Inc.

HERBALIFE LTD.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Six Months Ended June 30, 2005

PART I.   FINANCIAL INFORMATION

Item 1.                        FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,577,000	$100,728,000
Receivables, net of allowance for doubtful accounts of $4,815,000 (2004) and $5,135,000 (2005)	29,546,000	41,303,000
Inventories	71,092,000	77,639,000
Prepaid expenses and other current assets	45,914,000	39,619,000
Deferred income taxes	21,784,000	14,934,000
Total current assets	369,913,000	274,223,000
Property, at cost, net of accumulated depreciation and amortization of $20,463,000 (2004) and $24,023,000 (2005)	55,390,000	58,122,000
Deferred compensation plan assets	12,052,000	12,867,000
Other assets	7,957,000	7,969,000
Deferred financing costs, net of accumulated amortization of $231,000 (2004) and $723,000 (2005)	6,860,000	5,197,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $45,272,000 (2004) and $54,639,000 (2005)	10,928,000	1,561,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $14,692,000 (2004) and $16,242,000 (2005)	8,084,000	6,535,000
Goodwill	167,517,000	160,550,000
TOTAL	$948,701,000	$837,024,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,457,000	$33,980,000
Royalty overrides	85,304,000	75,822,000
Accrued compensation	27,016,000	27,810,000
Accrued expenses	87,227,000	79,677,000
Current portion of long term debt	120,291,000	9,127,000
Advance sales deposits	9,490,000	15,086,000
Income taxes payable	17,684,000	23,682,000
Total current liabilities	371,469,000	265,184,000
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	365,926,000	327,163,000
Deferred compensation	13,882,000	13,461,000
Deferred income taxes	130,346,000	127,013,000
Other non-current liabilities	2,736,000	2,511,000
Total liabilities	884,359,000	735,332,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 175,000,000 shares authorized, 68,630,834 (2004) and 68,703,453 (2005) shares issued and outstanding	137,000	137,000
Paid-in-capital in excess of par value	74,593,000	76,611,000
Accumulated other comprehensive income	3,923,000	3,205,000
Retained earnings (accumulated deficit)	(14,311,000)	21,739,000
Total shareholders’ equity	64,342,000	101,692,000
TOTAL	$948,701,000	$837,024,000

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
	(unaudited)
Product sales	$278,519,000	$331,399,000	$556,658,000	$651,623,000
Handling & freight income	45,641,000	53,268,000	91,554,000	105,104,000
Net sales	324,160,000	384,667,000	648,212,000	756,727,000
Cost of sales	66,245,000	77,373,000	129,863,000	153,110,000
Gross profit	257,915,000	307,294,000	518,349,000	603,617,000
Royalty overrides	114,532,000	137,089,000	230,388,000	272,257,000
Selling, general & administrative expenses	105,199,000	117,817,000	213,039,000	227,846,000
Operating income	38,184,000	52,388,000	74,922,000	103,514,000
Interest expense, net	14,256,000	7,446,000	41,629,000	29,648,000
Income before income taxes	23,928,000	44,942,000	33,293,000	73,866,000
Income taxes	11,840,000	22,168,000	21,689,000	37,815,000
NET INCOME	$12,088,000	$22,774,000	$11,604,000	$36,051,000
Earnings per share:
Basic	$0.23	$0.33	$0.22	$0.53
Diluted	$0.22	$0.32	$0.21	$0.50
Weighted average shares outstanding:
Basic	52,063,000	68,678,000	52,049,000	68,661,000
Diluted	55,066,000	71,860,000	55,010,000	71,833,000

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2004	June 30, 2005
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,604,000	$36,051,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,018,000	20,318,000
Amortization of discount and deferred financing costs	3,397,000	760,000
Deferred income taxes	(14,746,000)	4,483,000
Unrealized foreign exchange loss	1,656,000	(2,036,000)
Write-off of deferred financing costs and unamortized discounts	4,077,000	4,499,000
Other	1,096,000	2,308,000
Changes in operating assets and liabilities:
Receivables	(1,673,000)	(12,286,000)
Inventories	(13,126,000)	(8,954,000)
Prepaid expenses and other current assets	(2,689,000)	5,623,000
Accounts payable	1,532,000	11,403,000
Royalty overrides	(1,246,000)	(6,640,000)
Accrued expenses and accrued compensation	27,079,000)	(4,001,000)
Advance sales deposits	5,324,000	5,878,000
Income taxes payable	23,796,000	13,262,000
Deferred compensation liability	(3,510,000)	(421,000)
NET CASH PROVIDED BY OPERATING ACTIVITIES	65,589,000	70,247,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(10,320,000)	(12,426,000)
Proceeds from sale of property	5,000	30,000
Net change in restricted cash	5,701,000	—
Changes in other assets	(3,324,000)	(975,000)
Deferred compensation plan assets	(80,000)	(631,000)
NET CASH USED IN INVESTING ACTIVITIES	(8,018,000)	(14,002,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on Preferred Shares	(38,500,000)	—
Issuance of 9½% Notes	267,438,000	—
Borrowings from long-term debt	217,000	172,000
Principal payments on long-term debt	(52,397,000)	(153,486,000)
Conversion of Preferred Shares	(183,115,000)	—
Repurchase of 15½% Senior Notes	(39,644,000)	—
Exercise of Stock Options	86,000	341,000
Other	—	(527,000)
NET CASH USED IN FINANCING ACTIVITIES	(45,915,000)	(153,500,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5,203,000)	(3,594,000)
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,453,000	(100,849,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,679,000	201,577,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$157,132,000	$100,728,000
CASH PAID FOR:
Interest	$28,402,000	$25,700,000
Income taxes	$14,139,000	$12,970,000
NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$1,510,000	$413,000

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

IPO Recapitalization

On December 16, 2004, Herbalife completed an initial public offering (the “IPO”), whereby it offered its common shares as part of a series of recapitalization transactions as follows:

•       a tender offer for $159.8 million of the outstanding 11 3/4% senior subordinated notes due 2010, issued by Herbalife International, which are referred to as the 11 3/4% Notes;

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

As a planned continuation of the IPO recapitalization, Herbalife exercised a contract provision in December 2004 to redeem 40%, or $110.0 million principal value (excluding a premium of $10.5 million), of the 9 1/2% notes due 2011, which are referred to as the 9 1/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The redemption premium of $10.5 million and the write-off of deferred financing fees of $3.7 million associated with this redemption are included in interest expense in the first quarter of 2005.

In connection with the IPO and the recapitalization, the Company incurred $24.5 million in fees and expenses of which $19.7 million were associated with the IPO (included in equity) and $4.8 million were associated with the establishment of the new credit facility (included in deferred financing costs).

2.   Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles for complete financial statements. The Company’s financial statements as of and for the three and six months ended June 30, 2005 include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of June 30, 2005 and for the three and six months ended June 30, 2004 and June 30, 2005. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 8 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and six months ended June 30, 2004 and June 30, 2005, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and on a preliminary basis we expect the adoption will not have a material impact on the Company’s consolidated statements of operations, relative to currently existing options.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We are currently evaluating this provision and expect to complete the evaluation of the effects of the repatriation provision within the third quarter of 2005.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.   Transactions with related parties

The Company entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company was obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in Herbalife International’s credit agreement. On December 1, 2004, the Company agreed with Whitney and Golden Gate to terminate the monitoring fee agreements in consideration for 0.7 million warrants, which were valued at approximately $2.9 million using the Black-Scholes option pricing model and the entire impact of which was included in Selling, General & Administrative expenses in 2004. For the three and six months ended June 30, 2004, the Company expensed monitoring fees in the amount of $1.2 million and $2.5 million, and other expenses of $0.5 million and $1.0 million, respectively.

In December 2004, the Company entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated. As consideration for the termination of the Share Purchase Agreement, the Company have entered into a Tax Indemnification Agreement with Whitney and Golden Gate (and/or their affiliates) pursuant to which the Company has agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the terms of the Tax Indemnification Agreement, the Company assume, for this purpose, that each indemnified party is a “United States shareholder” as defined in Section 951(b) of the Code. The Company does not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. The new credit facility permits the Company to pay these tax indemnity payments, but restricts the aggregate amount that the Company can pay in any given year to no more than $15 million. The Company currently anticipates that any amounts that are required to be paid under this agreement in the future will be immaterial to the Company’s financial condition and operating results.

In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc. (“Shuster”), a provider of product testing and formula development for Herbalife. For the three and six months ended June 30, 2005, total purchases from Shuster were zero and $0.02 million, respectively. For the three and six months ended June 30, 2004, there were no purchases from Shuster.

In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment (“TBA”), a provider of creative services to Herbalife. While there were no services performed in 2004 by TBA for Herbalife, for the three and six months ended June 30, 2005 payments of $1.1 million and $5.7 million, respectively, were made to TBA for services relating to the 25th Anniversary Extravaganza, the majority of which were reimbursements of Extravaganza expenses paid to third parties.

In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc. (“Leiner”), a nutritional manufacturer and supplier of certain Herbalife products. For the three and six months ended June 30, 2005, total purchases from Leiner were $0.03 million and $0.14 million, respectively. For the three and six months ended June 30, 2004, total purchases from Leiner were $0.02 million and $0.35 million, respectively.

In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients (“Stauber”), a value-added distributor of bulk specialty nutraceutical ingredients. For the three and six months ended June 30, 2005, total purchases from Stauber were $0.36 million and $0.46 million, respectively.

The Company believes that the transactions with the above entities were done on an “arms length” basis with “fair market pricing”.

4.   Long-Term Debt

Long-term debt consists of the following:

	As of
	December 31, 2004	June 30, 2005
	(dollars in millions)
Borrowings under senior credit facility	$200.0	$164.0
9 1/2% Notes	268.1	161.1
11 3/4% Notes	0.2	0.1
Capital leases	9.2	6.2
Other debt	8.7	4.9
	486.2	336.3
Less: current portion	120.3	9.1
	$365.9	$327.2

In February 2005, the Company redeemed $110.0 million principal value or 40% of the outstanding principal amount of the 9½% Notes for a cash payment of $124.1 million, which included a redemption premium of $10.5 million and accrued interest of $3.6 million. In addition, the Company expensed $3.7 million of related unamortized deferred financing costs and discount.

In May 2005 and June 2005, the Company made prepayments to the term loan borrowings under the senior credit facility of $25 million and $10 million, respectively. Consequently, the Company expensed $0.5 million and $0.2 million of related unamortized deferred financing costs.

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

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005 in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). A motion filed by Herbalife International on April 8, 2005 to transfer the case to the Los Angeles County Superior Court has been granted. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that it has meritorious defenses to the suit.

In February 2005, Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, is sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health (the “Israel MOH”) of a small number of anecdotal case reports of individuals having liver dysfunction who had also consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Ministry of Health to facilitate this ongoing review. In May 2005, the Israel MOH issued a press release stating that although their investigation was continuing, no causal link has been shown between the consumption of Herbalife products and liver function abnormalities. In addition, the Israel MOH requested that individuals consuming or intending to consume Herbalife products obtain liver function tests before and one month after beginning their use, and that persons with liver function disorders refrain from consuming dietary supplements. Independent analysis of Herbalife’s Israeli products has confirmed that Herbalife products do not contain any substances indicated by the Israel MOH as being of concern in relation to this small number of reported cases of liver dysfunction. Herbalife believes that Herbalife products are not the cause of these few reported anecdotal cases of liver dysfunction.

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

These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on the Company’s financial condition and operating results. This opinion is based on the belief that any losses suffered in excess of amounts reserved would not be material and that the Company has meritorious defenses. Although the Company has reserved an amount that it believes represents the likely outcome of the resolution of these disputes, if the Company is incorrect in the assessment the Company may have to record additional expenses.

6.   Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Net income	$12.1	$22.8	$11.6	$36.1
Unrealized gain (loss) on derivative instruments	1.3	—	3.2	0.5
Reclassification adjustments for loss on derivative instruments	(0.6)	—	(1.8)	—
Foreign currency translation adjustment	(2.0)	(1.6)	(2.1)	(1.2)
Comprehensive income	$10.8	$21.2	$10.9	$35.4

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

The Company sells products in 60 countries throughout the world and is organized and managed by geographic region. In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar with regard to the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location. Sales attributed to the United States is the same as reported in the geographic operating information.

The Company’s geographic operating information and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Net Sales:
United States	$69.3	$78.2	$133.4	$145.2
Japan	21.6	20.2	51.5	47.1
Mexico	22.1	50.1	43.9	87.5
Others	211.2	236.2	419.4	476.9
Total Net Sales	$324.2	$384.7	$648.2	$756.7
Operating margin:
United States	$29.0	$34.2	$55.3	$59.3
Japan	11.2	10.3	26.6	23.9
Mexico	9.2	21.3	17.8	37.4
Others	94.0	104.4	188.2	210.8
Total Operating margin	$143.4	$170.2	$287.9	$331.4
Selling, general and administrative expense	105.2	117.8	213.0	227.8
Interest expense, net	14.3	7.5	41.6	29.7
Income before income taxes and minority interest	23.9	44.9	33.3	73.9
Income taxes	11.8	22.1	21.7	37.8
Net Income	$12.1	$22.8	$11.6	$36.1
Net sales by product line:
Weight management	$140.0	$165.1	$282.1	$325.1
Inner nutrition	138.0	157.7	277.3	309.5
Outer Nutrition®	28.0	43.4	57.7	86.0
Literature, promotional and other	18.2	18.5	31.1	36.1
Total Net Sales	$324.2	$384.7	$648.2	$756.7
Net sales by geographic region:
Americas	$116.1	$166.8	$227.4	$307.4
Europe	137.4	141.8	274.1	286.4
Asia/Pacific Rim (excluding Japan)	49.1	55.8	95.2	115.8
Japan	21.6	20.3	51.5	47.1
Total Net Sales	$324.2	$384.7	$648.2	$756.7

	As of
	December 31, 2004	June 30, 2005
	(in millions)
Total Assets:
United States	$587.8	$455.9
Japan	60.3	54.8
Mexico	27.5	37.1
Others	273.1	289.2
Total Assets	$948.7	$837.0

8.   Stock Based Compensation

The Company has three stock based compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“The Management Plan”), the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“The Independent Directors Plan”) and the Herbalife Ltd. 2004 Incentive Plan (“2004 Stock Incentive Plan”). The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan is intended to replace the Management Plan and the Independent Directors Plan. No additional awards will be made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans will be absorbed by and become available for issuance under the 2004 Stock Incentive Plan.

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

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and vested awards in each period:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
	(in millions)
Net income as reported	$12.1	$22.8	$11.6	$36.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.3	0.2	0.6	1.3
less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(0.5)	(1.3)	(0.9)	(3.9)
Pro forma net income	$11.9	$21.7	$11.3	$33.5

9.   Derivative Instruments and Hedging Activities

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the forecasted foreign currency cash flows where the hedging strategy involves the purchase of average rate options. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on foreign exchange exposures at June 30, 2004 and June 30, 2005, the maximum length of time over which the Company is hedging these exposures is 6 months. For the outstanding cash flow hedges on interest rate exposures at June 30, 2004 and June 30, 2005, the maximum length of time over which the

Company is hedging these exposures is approximately three years. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are deferred and recorded in other comprehensive income (“OCI”) until the related forecasted transaction is recognized in the consolidated statements of income. The estimated net amount of existing gains and losses expected to be reclassified into earnings over the next 12 months is $1.0 million. The ineffective portion of the hedges was $0.1 million for the six months ended June 30, 2005. At June 30, 2005, the pre-tax OCI balance related to the cash flow hedges was $0.7 million.

The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are recorded in the Company’s statements of income. Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. The company also uses foreign currency forward contracts, which give the company the obligation to buy or sell foreign currency at a specified time and rate. The contracts are used to protect against changes in the functional currency equivalent value of intercompany or third party nonfunctional currency payables and receivables. The fair value of the option and forward contracts are based on third-party bank quotes.

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

The following table summarizes the activity in the Company’s restructuring accrual:

	January 1, 2004 to December 31, 2004	January 1, 2005 to June 30, 2005
	(in millions)
Beginning balance	$2.5	$0.7
Additional accrual	—	—
Payments made	(1.8)	(0.3)
Ending Balance	$0.7	$0.4

Item 2.                        Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.3 billion for the year ended December 31, 2004. We sell our products in 60 countries through a network of over one million independent distributors. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, has been the primary reasons for our success throughout our 25-year operating history.

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

Volume Points by Geographic Region

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	% change	June 30, 2004	June 30, 2005	% change
	(volume points in millions)
The Americas	181,126	265,512	46.6%	363,743	490,060	34.7%
Europe	150,640	146,983	(2.4)%	303,767	292,210	(3.8)%
Asia/Pacific Rim	64,828	69,506	7.2%	122,923	141,936	15.5%
Japan	16,095	15,393	(4.4)%	38,456	34,236	(11.0)%
Worldwide	412,689	497,394	20.5%	828,889	958,442	15.6%

Another key non-financial measure on which we focus on is the number of distributors qualified as supervisors under our compensation system. Distributors qualify for supervisor status based on their Volume Points.

The growth in the number of supervisors is a general indicator of the level of distributor recruitment, which generally drives net sales in a particular country or region. Our compensation system requires each supervisor to qualify for such status each year, prior to February. There is significant variation in the number of supervisors from the fourth quarter to the first quarter of any given year due to the qualification process  that occurs during this period. This fluctuation is normal and consistent, does not reflect a dramatic underlying change in the business in comparing these two sequential quarters, and will become more meaningful period to period throughout the year.

The following tables show trends in the number of supervisors over the reporting period by region. Fluctuations within each notable country are discussed in the appropriate net sales section below where pertinent.

Number of Supervisors by Geographic Region as of Reporting Period

	As of June 30,
	2004	2005	% change
The Americas	93,492	115,323	23.4%
Europe	84,876	79,521	(6.3)%
Asia/Pacific Rim	40,258	47,043	16.9%
Japan	15,202	11,139	(26.7)%
Worldwide	233,828	253,026	8.2%

Number of Supervisors by Geographic Region as of Requalification Period

	As of February,
	2004	2005	% change
The Americas	75,359	87,925	16.7%
Europe	70,239	65,104	(7.3)%
Asia/Pacific Rim	31,790	38,524	21.2%
Japan	13,946	9,547	(31.5)%
Worldwide	191,334	201,100	5.1%

Supervisors must requalify annually. The requalification period covers the twelve months starting in February and ending the following January. The number of supervisors by geographic region as of the reporting dates will normally be higher than the number of supervisors by geographic region as of the requalification period because supervisors who do not requalify during the relevant twelve-month period will be dropped from the rank of supervisor in February. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic regions.

The value of the average monthly purchase of Herbalife products by our supervisors has remained relatively constant over time. Consequently, increases in our sales are driven primarily by our retention of supervisors and by our recruitment and retention of distributors, rather than through increases in the productivity of our overall supervisor base.

In 2004 we made a modification to the supervisor requalification criteria as a limited test. This modification allowed distributors who otherwise would have failed to requalify as supervisors to continue to purchase products from the Company and to receive the benefit of product discounts, while forfeiting their down-line royalties. We believe this test was successful because we retained approximately 10,000 distributors, and generated approximately 12 million additional Volume Points, annualized, which would represent approximately $9.4 million in net sales, $5.2 million in operating margin and an immaterial impact to Selling, General & Administrative Expenses. As a result of the test, the Company has modified the supervisor requalification criteria for all distributors in 2005. While the Company cannot predict the effect of this modification with certainty, we believe that this modification will likely lead to a higher level of supervisor retention and increased product sales.

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

Our “operating margins” consist of net sales less cost of sales and royalty overrides.

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

Summary Financial Results

For the three and six months ended June 30, 2005, net sales increased by 18.7% and 16.7%, respectively, as compared to the same periods in 2004. The combination of continued strong recruitment and retention of distributors in our key markets, various promotions leading up to the 25th Anniversary Extravaganza in Atlanta in April 2005, generally favorable foreign currency exchange rates, the launch of new products and roll out of ShapeWorks™ and NiteWorks™ to more countries, contributed to the sales increase. Net sales increased in all regions except for Japan. The decrease in Japan sales continued, although at a lower rate of decline.

For the quarter ended June 30, 2005, net income was $22.7 million, or 32 cents per diluted share compared to net income of $12.1 million, or 22 cents per diluted share in the same period of 2004. Excluding the effect of a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, second quarter net income increased 133.9 percent to $28.3 million compared to $12.1 million in 2004. The improvement in net income was a result of an 18.7% increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by higher operating expenses primarily from increased labor, benefits and incentive compensation. Overall, the appreciation of foreign currencies had a $3.8 million favorable impact on net income for the three months ended June 30, 2005.

For the six months ended June 30, 2005, net income was $36.1 million, or 50 cents per diluted share compared to a net income of $11.6 million, or 21 cents per diluted share reported for the same period in 2004. Excluding the effect of recapitalization transaction expenses of $14.2 million and $15.4 million in the first quarters of 2005 and 2004 respectively, and a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, the six months net income increased 106.7%. The improvement in net income was a result of a 16.7 % increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by higher operating expenses primarily from increased labor, benefits and incentive compensation. Overall, the appreciation of foreign currencies had a $6.2 million favorable impact on net results for the six months ended June 30, 2005.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2005	2004	2005
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.4%	20.1%	20.0%	20.2%
Gross profit	79.6%	79.9%	80.0%	79.8%
Royalty overrides	35.4%	35.6%	35.6%	36.0%
Selling, general & admin expenses	32.4%	30.7%	32.8%	30.1%
Operating income	11.8%	13.6%	11.6%	13.7%
Interest expense	4.4%	1.9%	6.5%	3.9%
Income before income taxes and minority interest	7.4%	11.7%	5.1%	9.8%
Income taxes	3.7%	5.8%	3.3%	5.0%
Net income	3.7%	5.9%	1.8%	4.8%

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

Three Months Ended June 30,
2004					2005
			Handling &					Handling &		Change
Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
(dollars in millions)
The Americas	$186.7	$(87.9)	$98.8	$17.3	$116.1	$274.9	$(131.9)	$143.0	$23.8	$166.8	43.7%
Europe	224.3	(107.1)	117.2	20.2	137.4	231.4	(110.2)	121.2	20.6	141.8	3.2%
Asia/Pacific Rim	80.4	(36.9)	43.5	5.6	49.1	91.2	(41.8)	49.4	6.4	55.8	13.6%
Japan	36.8	(17.8)	19.0	2.6	21.6	34.5	(16.7)	17.8	2.5	20.3	(6.0)%
Total	$528.2	$(249.7)	$278.5	$45.7	$324.2	$632.0	$(300.6)	$331.4	$53.3	$384.7	18.7%

Six Months Ended June 30,
2004					2005
			Handling					Handling
			&					&		Change
Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
(dollars in millions)
The Americas	$367.8	$(174.6)	$193.2	$34.2	$227.4	$506.1	$(243.2)	$262.9	$44.5	$307.4	35.2%
Europe	447.9	(213.8)	234.1	40.0	274.1	467.9	(223.1)	244.8	41.6	286.4	4.5%
Asia/Pacific Rim	155.9	(71.7)	84.2	11.0	95.2	190.1	(87.8)	102.3	13.5	115.8	21.6%
Japan	88.0	(42.8)	45.2	6.3	51.5	80.9	(39.3)	41.6	5.5	47.1	(8.5)%
Total	$1,059.6	$(502.9)	$556.7	$91.5	$648.2	$1,245.0	$(593.4)	$651.6	$105.1	$756.7	16.7%

Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events—Extravaganzas and World Team Schools—where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling, General & Administrative expenses. Sales are driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from cameras to vacations or other qualifying events for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in Selling, General, & Administrative expenses.

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

The Company’s strategy will continue to include generating and maintaining growth within existing markets. We generally expect to continue to spend the current level of Selling, General & Administrative expenses (as a percent of net sales) to maintain or stimulate sales growth, while making strategic investments in new initiatives. In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico and the Total Plan in Brazil, as described in the net sales discussion below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally where appropriate.

The Americas

Net sales in The Americas increased $50.7 million and $80.0 million, or 43.7%, and 35.2%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004. In local currency, net sales increased by 37.7% and 31.6%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods of 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $6.9 million and $8.2 million, respectively, for the three and six months ended June 30, 2005. The overall increase was a result of net sales growth in Mexico, Brazil, and the U.S. of $28.0 million, $10.2 million, $8.9 million, and $43.7 million, $18.3 million, $11.7 million, respectively, for the three and six months ended June 30, 2005, compared to the same periods of 2004. Mexico and Brazil continue to benefit from the success of the Nutrition Clubs and the Total Plan, two innovative means by which distributors are retailing our products to new customers, strong country and distributor leadership, and a product line and business opportunity that is attractive to the demographics in those countries. In the U.S. net sales continue to grow, and especially following the 25th Anniversary Extravaganza in Atlanta in April where two new products, Liftoff™ and NouriFusion™, were launched, net sales grew over 10% in May and June when compared to the same periods last year.

The net sales growth in Mexico is a result of the continued success of recruiting and retention programs such as the Nutrition Clubs, which have lead to an increased number of supervisors, up 62.2% at June 30, 2005 compared to June 30, 2004. The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor. We believe our distributors currently operate over 10,000 Nutrition Clubs.

The net sales growth in Brazil is a result of the continued success of recruiting and retention programs such as the Total Plan, which have led to an increased number of supervisors, up 39.1% at June 30, 2005 compared to June 30, 2004. The Total Plan is a low-cost lead generating method where distributors use our personal care line of products and offer consultations to obtain referrals. This concept specifically supports our retailing and recruiting initiatives and has been a catalyst for growth in Brazil.

As a result of the numerous steps taken in 2004 and early 2005 to improve the business in the U.S., including the establishment of a U.S. country management team, various promotions like the 2005 President’s Team Challenge, the World Team Bonus and the Atlanta Challenge in connection with the 25th Anniversary Extravaganza in Atlanta, net sales have for the last four months exceeded the corresponding months last year. At the 25th Anniversary Extravaganza in Atlanta two new products were introduced, Liftoff™ and NouriFusion™, both designed to assist recruiting of new distributors. The number of supervisors increased by 1.9% at June 30, 2005 compared to June 30, 2004 after approximately two years of year-over-year declines. NouriFusion™ was also launched into 22 markets outside the U.S. and has been well received by our distributors.

We expect 2005 net sales in the Americas region to continue its growth primarily as a result of the expected continuation of the strong performance in Mexico and Brazil and most recently in the U.S.

Europe

Net sales in Europe increased $4.4 million and $12.3 million, or 3.2%, and 4.5%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004. In local currency, net sales decreased by 3.0% and 3.9%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $8.5 million and $22.9 million, respectively, for the three and six months ended June 30, 2005. Throughout 2004, Europe experienced significant sales growth when compared to the prior year corresponding quarters, partly due to a very successful Billion Dollar promotion in the first and second quarter of 2004. Such sales growth was not expected to be sustainable in 2005. While some markets did sustain growth, two key countries, Germany and the Netherlands, experienced sales declines of 22.6% and

11.7%, and 22.0% and 12.4%, respectively, for the three and six months ended June 30, 2005 when compared to the same periods in 2004.

We have recently appointed a new country manager in Germany whose initial focus is to re-engage the local distributor leadership and to rebuild the confidence among distributors to improve recruiting and retention. Similar to Germany, steps have been taken to re-engage the local distributor leadership in the Netherlands although we believe the decline in sales is partly contributed by the general economic uncertainty effecting consumer confidence.  Several new initiatives are planned in the second half of 2005, including a new recruiting program, and we expect this will contribute to improved performance.

Net sales in Spain were up $3.1 million and $6.0 million, or 38.1% and 39.4%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The increase in sales is primarily due to a focused distributor leadership, an increasing emphasis locally on health and nutrition and the continuing positive impact of certain promotions in 2005. Net sales in France were up $2.9 million and $4.0 million, or 53.7% and 32.0%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004, partly due to adoption of a new nutritional distributor training program and a special vacation promotion. In South Africa, net sales increased 53.2%, and 52.5%, respectively, for the three and six months ended June 30, 2005 when compared to the same periods in 2004, primarily due to a unified distributor leadership, the adoption of the Total Plan and the opening of a new Cape Town collection center during the third quarter of 2004.

We believe that 2005 sales will be flat to slightly positive year over year partly due to sales increases we expect to generate from the ongoing World Team Cup promotion and new product introductions.

Asia/Pacific Rim

Net sales in Asia/Pacific Rim increased $6.7 million and $20.6 million, or 13.6%, and 21.6%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004. In local currency, net sales increased by 6.9% and 15.1%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $3.3 million and $6.2 million, respectively, for the three and six months ended June 30, 2005. The overall increase was attributable mainly to an increase in Taiwan and South Korea.

Net sales in Taiwan increased $2.1 million and $10.7 million, or 11.7% and 32.0%, for the three and six months ended June 30, 2005, as compared to the same periods in 2004, due primarily to effective local training and recognition initiatives, the launch of Niteworks™, an engaged leadership, and effective use of global promotions. The second quarter growth slowed primarily due to sell through of accumulated distributor inventory following a period of high sales to distributors qualifying for the Atlanta Promotion, which ended in the first quarter of 2005. We believe that during the third quarter, when Taiwan will be celebrating its 10th anniversary, it will again post a higher growth rate. Net sales in South Korea increased $3.0 million and $4.3 million, or 33.6% and 24.8% for the three and six months ended June 30, 2005, as compared to the same periods in 2004. We believe new product launches, such as Niteworks™, coupled with strong distributor leadership are beginning to establish a positive year-over-year positive sales trends.

Overall, we believe that new product launches, continued local distributor training and recognition, and effective promotions will contribute to ongoing sales increases in the Asia/Pacific Rim region in 2005.

Japan

Net sales in Japan decreased $1.3 million and $4.4 million, or 6.0%, and 8.5%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods in 2004. In local currency, net sales decreased by 8.1% and 10.6%, respectively, for the three and six months ended June 30, 2005, as compared to the same periods of 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $0.4 million and $1.1 million, respectively, for the three and six months ended June 30, 2005. The net sales decline is a continuation of a five-year downward trend in Japan, albeit at a slower rate for each of the last three quarters. We believe that the numerous initiatives to stimulate sales in Japan are beginning to make a positive impact, including local management taking initiatives to re-engage and motivate the local distributor leadership to improve recruiting and retention of distributors, expanding our product line to address local country demographic needs and the creation of increased brand awareness through sporting event sponsorships. In the second quarter of 2005 we opened a new sales office in a central location of Tokyo, a significant improvement over the existing location that we believe should give us greater visibility. We believe the above initiatives in combination with implementing new brand and volume incentive promotional programs, should improve sales trends in the second half of 2005.

Sales by Product Category

Three Months Ended June 30,
2004					2005
			Handling					Handling
			&					&		% Change
Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	In
Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
(dollars in millions)
Weight Management	$235.2	$(115.5)	$119.7	$20.3	$140.0	$278.6	$(137.0)	$141.6	$23.5	$165.1	17.8%
Inner Nutrition	231.8	(113.8)	118.0	20.0	138.0	266.1	(130.9)	135.2	22.5	157.7	14.3%
Outer Nutrition®	47.0	(23.1)	23.9	4.1	28.0	73.3	(36.0)	37.3	6.1	43.4	55.0%
Literature, Promotional and Other	14.2	2.7	16.9	1.3	18.2	13.9	3.4	17.3	1.2	18.5	2.2%
Total	$528.2	$(249.7)	$278.5	$45.7	$324.2	$631.9	$(300.5)	$331.4	$53.3	$384.7	18.7%

Six Months Ended June 30,
2004					2005
Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change In Net Sales
(dollars in millions)

Weight Management	$474.2	$(233.1)	$241.1	$41.0	$282.1	$549.2	$(270.5)	$278.7	$46.4	$325.1	15.3%
Inner Nutrition	466.3	(229.3)	237.0	40.3	277.3	522.8	(257.5)	265.3	44.2	309.5	11.6%
Outer Nutrition®	96.9	(47.6)	49.3	8.4	57.7	145.3	(71.5)	73.8	12.2	86.0	49.3%
Literature, Promotional and Other	22.2	7.1	29.3	1.8	31.1	27.7	6.2	33.8	2.3	36.1	15.3%
Total	$1,059.6	$(502.9)	$556.7	$91.5	$648.2	$1,245.0	$(593.3)	$651.6	$105.1	$756.7	16.7%

Our increased emphasis on the science of weight management and nutrition during the past two years has resulted in product introductions such as Niteworks™ and Garden 7™ and the introduction of ShapeWorks™, a personalized meal replacement program. Due to the launch of ShapeWorks™ in March 2004 in the United States and subsequent roll-out to other countries, the introduction of new personal care products like NouriFusion™, introduced in 23 countries in April 2005, and the increased use of the Total Plan by distributors in Brazil and worldwide, which uses Outer Nutrition products as its foundation, net sales of weight management products and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products. Sales of Outer Nutrition products increased 55.0% and 49.3%, respectively, for the three and six months ended June 30, 2005, which are greater rates than those for any other categories. Literature, Promotional and Other, which is net of product buy-backs and returns in all product category, increased primarily due to an increase in literature sales from selling starter kits to new distributors and from a decrease in returns and refunds. We expect shifts within these categories from time to time as we launch new products.

Gross Profit

Gross profit was $307.3 million and $603.6 million for the three and six months ended June 30, 2005, as compared to $257.9 million and $518.3 million in the same periods of 2004.

As a percentage of net sales, gross profit for the three months ended June 30, 2005 increased from 79.6% to 79.9%, as compared to the same period of 2004. The increase in gross profit as a percentage of net sales for the three months ended June 30, 2005 reflected a lower margin from sale of certain promotion items primarily sold during the second quarter of 2004 as well as country and product sales mix.

As a percentage of net sales, gross profit for the six months ended June 30, 2005 remained flat at approximately 80%, as compared to the same period of 2004. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 35.6% and 36.0% for the three and six months ended June 30, 2005, as compared to 35.3% and 35.5% in the same periods of 2004. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General, & Administrative Expenses

Selling, General, & Administrative expenses as a percentage of net sales were 30.7% and 30.1% for the three and six months ended June 30, 2005, as compared to 32.4% and 32.8% in the same periods of 2004. For the three and six months ended June 30, 2005, Selling, General & Administrative expenses increased $12.6 million and $14.8 million to $117.8 million $227.8 million, respectively. The unfavorable impact of foreign currency fluctuations was $2.7 million and $5.1 million for the three and six months ended June 30, 2005, respectively.

The increase in Selling, General, & Administrative expenses for the three months ended June 30, 2005 included $9.3 million in higher salaries and benefits, due to normal merit increases, a 6% increase in staffing outside the U.S. and higher incentive compensation; $5.9 million in additional promotional expenses related primarily to our 25th Anniversary Extravaganza in Atlanta and the 25th Anniversary Vacation Cruise; $2.0 million relating to legal and litigation expenses; $1.6 million in additional professional fees primarily associated with our technology infrastructure;. The increases were partially offset by $1.4 million lower amortization expense of intangibles; $1.7 million lower monitoring fees and other expenses due to the termination of the agreement with Whitney and Golden Gate and a $3.2 million foreign exchange gain in 2005 versus a $0.9 million loss in 2004.

The increase in Selling, General, & Administrative expenses for the six months ended June 30, 2005 included $14.0 million in higher salaries and benefits, due to normal merit increases; a 6% increase in staffing outside the U.S. and higher incentive compensation; $3.4 million in additional professional fees primarily associated with our technology infrastructure; $2.0 million relating to legal and litigation expenses and $2.6 million in additional promotional expenses related primarily to our 25th Anniversary Extravaganza in Atlanta. The increases were partially offset by $2.7 million lower amortization expense of intangibles; $3.5 million lower monitoring fees and other expenses due to the termination of the agreement with Whitney and Golden Gate and a $1.7 million foreign exchange gain in 2005 versus a $2.3 million loss in 2004.

We expect 2005 Selling, General & Administrative expenses to increase approximately 7% over 2004 levels, reflecting general salary merit increases, moderate staffing additions, further expansion in China and increased sales events activities, although as a percentage of net sales, these expenses should be slightly down from 2004 levels.

Net Interest Expense

Net interest expense was $7.4 million and $29.6 million for the three and six months ended June 30, 2005, respectively, as compared to $14.3 million and $41.6 million in 2004. This includes $14.2 million and $15.4 million of recapitalization expenses for the three months ended March 31, 2005 and 2004, respectively. The recapitalization expenses were due to the redemption of 40% or $110 million principal amount of the 9½% Notes completed in February 2005 and the redemption of the 15½% senior notes completed in March 2004. During the second quarter of 2005 we prepaid $35 million of our senior credit facility resulting in approximately $0.7 million additional interest expense from write-off of deferred financing fees.

Income Taxes

Income taxes were $22.2 million and $37.8 million for the three and six months ended June 30, 2005, as compared to $11.8 million and 21.7 million in 2004. As a percentage of pre-tax income, the effective income tax rate was 49.3% and 51.2% for the three and six months ended June 30, 2005, respectively, as compared to 49.5% and 65.1% in 2004. The decrease in the effective tax rate for the three and six months ended June 30, 2005 as compared to 2004 was caused primarily by the impact of less non-deductible interest including the aforementioned non-deductible recapitalization charges in each period. Offsetting these benefits was a $5.5 million non-cash tax charge associated with moving our China subsidiary within our global corporate structure in the second quarter of 2005. Excluding the impact of the recapitalization expenses of $14.2 million and $15.4 million during the first quarter 2005 and 2004, respectively, and the $5.5 million non-cash tax charge associated with China, the effective tax rate would have been approximately 36.7% and 44.5% for the six months ended June 30, 2005 and 2004, respectively.

Foreign Currency Fluctuations

Currency fluctuations had a favorable impact of $3.8 million and $6.2 million on net results for the three and six months ended June 30, 2005, when compared to what current year net results would have been using last year’s foreign exchange rates. For the three months ended June 30, 2005, the regional effects were a favorable $1.1 million in Europe, a favorable $1.0 million in Asia/Pacific Rim, a favorable $1.6 million in The Americas, and a favorable $0.1 million in Japan. For the six months ended June 30, 2005, the regional effects were a favorable $2.3 million in Europe, a favorable $1.8 million in Asia/Pacific Rim, a favorable $1.8 million in The Americas, and a favorable $0.3 million in Japan.

Net Results

For the quarter ended June 30, 2005, net income was $22.7 million, or 32 cents per diluted share compared to net income of $12.1 million, or 22 cents per diluted share in the same period of 2004. Excluding the effect of a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, second quarter net income increased 133.9 percent to $28.3 million compared to $12.1 million in 2004. The improvement in net income was a result of an 18.7% increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by higher operating expenses primarily from increased labor, benefits and incentive compensation. Overall, the appreciation of foreign currencies had a $3.8 million favorable impact on net income for the three months ended June 30, 2005.

For the six months ended June 30, 2005, net income was $36.1 million, or 50 cents per diluted share compared to a net income of $11.6 million, or 21 cents per diluted share reported for the same period in 2004. Excluding the effect of recapitalization transaction expenses of $14.2 million and $15.4 million in the first quarters of 2005 and 2004 respectively, and a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, the six months net income increased 106.7%. The improvement in net income was a result of a 16.7 % increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by higher operating expenses primarily from increased labor, benefits and incentive compensation. Overall, the appreciation of foreign currencies had a $6.2 million favorable impact on net results for the six months ended June 30, 2005.

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

For the six months ended June 30, 2005, we generated $70.2 million from operating cash flows, as compared to $65.6 million in 2004. The improved operating cash flow was primarily due to the 16.7% increase in net sales, partially offset by higher receivables resulting from higher sales volume at the end of the 2nd quarter of 2005 and higher operating expenses primarily from increased labor, benefit and incentive compensation.

Capital expenditures, including capital leases, for the six months ended June 30, 2005 were $12.8 million, as compared to $11.8 million in 2004. The majority of these expenditures represented investments in management information systems, internet tools for distributors, the relocation of our facility in Japan and the expansion of our facilities in China. We expect to incur capital expenditures of up to $40.0 million in 2005 primarily related to investments in management information systems, internet tools for distributors, office facilities and China expansion.

In March 2004, we and our lenders amended our existing senior credit facility, a facility that was replaced in December of 2004. Under the terms of this amendment, we made a prepayment of $40.0 million to reduce outstanding amounts under our senior credit facility. In connection with this prepayment, the lenders under Herbalife International’s senior credit facility waived the March 31, 2004 mandatory amortization payment of $6.5 million along with a mandatory 50% excess cash flow payment for the year ended December 31, 2003. The amendment also lowered the interest rate to LIBOR plus a 2.5% margin, increased the capital spending allowance under our existing senior credit facility and permitted us to complete a recapitalization. The schedule of the principal payments was also modified so that we were obligated to pay approximately $4.4 million on March 31, 2004 and in each subsequent quarter through June 30, 2008.

In March 2004, we completed the $275.0 million offering of the 9 1/2% Notes. The proceeds of the offering together with available cash were used to pay $183.1 million for the original issue price in cash due upon conversion of 104.1 million outstanding Herbalife 12% Series A Cumulative Convertible preferred shares including 2.0 million warrants exercised in connection with this offering, to pay all accrued and unpaid dividends on the preferred shares of $38.5 million, to redeem our 15 1/2% senior notes and to pay related fees and expenses. Interest on the 9 1/2% Notes is paid in cash semi-annually in arrears on April 1 and October 1 of each year. The 9 1/2% Notes are our general unsecured obligations, ranking equally with any of our existing and future senior indebtedness and senior to all of Herbalife’s future subordinated indebtedness. Also, the 9 1/2% Notes are effectively subordinated to all existing and future indebtedness and other liabilities of Herbalife’s subsidiaries.

In December 2004, Herbalife completed an initial public offering in connection with which several recapitalization transactions were completed, including the tender for all of the outstanding 11 3/4% Notes, of which 99.9% accepted the tender offer, and a replacement of the existing term loan and revolving credit facility with a new $225.0 million senior credit facility. In addition, we redeemed $110 million principal value excluding discounts or 40% of our outstanding 9 1/2% Notes in February of 2005 for the cash value of $124.1 million including a premium of $10.5 million and accrued interest of $3.6 million. Interest expense for the first six months of 2005 includes the redemption amount of $14.2 million which represents $10.5 million of premium and $3.7 million of write off of deferred financing cost and discount.

The new $225.0 million senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2%. In April 2005 the senior credit facility was amended whereby the interest rate was reduced from 2 1/4% to 1 3/4% .. In addition, the amount payable in connection with a partial or full refinancing of the loan within the first year of the amendment shall equal 101% of the principal amount. With regard to the term loan we are obligated to pay $0.5 million every quarter until September 30, 2010 and the remaining principal amount on December 21, 2010. During the second quarter of 2005 we prepaid $35 million of our senior credit facility resulting in approximately $0.7 million additional interest expense from write-off of deferred financing fees. As of June 30, 2005, no amounts had been borrowed under the revolving credit facility.

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

The following summarizes our contractual obligations including interest at June 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments due by period
	Total	2005	2006	2007	2008	2009	2010 & thereafter
	(in millions)
Term Debt	$204.7	$4.9	$9.6	$9.5	$9.4	$9.3	$162.0
11 3/4% Notes	0.2	—	—	—	—	—	0.2
9 1/2% Notes	259.0	7.8	15.7	15.7	15.7	15.7	188.4
Capital Lease	6.4	1.7	3.2	1.5	—	—	—
Other debt	4.8	2.8	1.2	0.8	—	—	—
Operating leases	21.3	7.4	7.5	2.9	1.3	0.9	1.3
Total	$496.4	$24.6	$37.2	$30.4	$26.4	$25.9	$351.9

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

In December 2004, we entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated. As consideration for the termination of the Share Purchase Agreement, we have entered into a Tax Indemnification Agreement with Whitney and Golden Gate (and/or their affiliates) pursuant to which we have agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the terms of the Tax Indemnification Agreement, we assume, for this purpose, that each indemnified party is a “United States shareholder” as defined in Section 951(b) of the Code. We do not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. Our new credit facility permits us to pay these tax indemnity payments, but restricts the aggregate amount that we can pay in any given year to no more than $15 million. We currently anticipate that any amounts that we are required to pay under this agreement in the future will be immaterial to our financial condition and operating results.

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

As of June 30, 2005, we had working capital of $9.0 million compared to negative $1.6 million at December 31, 2004. Cash and cash equivalents were $100.7 million at June 30, 2005, compared to $201.6 million at December 31, 2004.

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

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005 in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). A motion filed by Herbalife International on April 8, 2005, to transfer the case to the Los Angeles County Superior Court has been granted. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that we have meritorious defenses to the suit.

In February 2005 Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, is sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health (the “Israel MOH”) of a small number of anecdotal case reports of individuals having liver dysfunction who had also consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Ministry of Health to facilitate this ongoing review. In May 2005, the Israel MOH issued a press release stating that although their investigation was continuing, no causal link has been shown between the consumption of Herbalife products and liver function abnormalities. In addition, the Israel MOH requested that individuals consuming or intending to consume Herbalife products obtain liver function tests before and one month after beginning their use, and that persons with liver function disorders refrain from consuming dietary supplements. Independent analysis of Herbalife’s Israeli products has confirmed that Herbalife products do not contain any substances indicated by the Israel MOH as being of concern in relation to this small number of reported cases of liver dysfunction. Herbalife believes that Herbalife products are not the cause of these few reported anecdotal cases of liver dysfunction.

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

Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and we are vigorously contesting the additional proposed taxes and related charges.

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

We sell products in 60 countries throughout the world and are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar with regard to the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of retail sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks as a percentage of retail sales were approximately 1.0%, 1.1% and 1.3%, 1.0% for the three and six months ended June 30, 2004 and 2005, respectively. No material changes in estimates have been recognized for the three months ended June 30, 2004 and 2005.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $6.2 million and $7.7 million as of December 31, 2004 and June 30, 2005, respectively.

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

Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of June 30, 2005, we had goodwill of approximately $160.6 million, and marketing franchise of $310.0 million. Goodwill was reduced in the second quarter by approximately $7 million to reflect a reduction in the valuation allowance established at the time of the Acquisition against pre-Acquisition tax benefits.

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

We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 8 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and six months ended June 30, 2004 and 2005, respectively, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and on a preliminary basis we expect the adoption will not have a material impact on our consolidated statements of operations, relative to currently existing options.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision. In January 2005, the Treasury Department began to issue the first of a series of clarifying guidance documents related to this provision. We are currently evaluating this provision and expect to complete our evaluation of the effects of the repatriation provision within the third quarter of 2005.

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

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Some of these foreign exchange contracts are designated as cash flow hedges for forecasted transactions.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event that the foreign currency weakens beyond the option strike rate.

The following table provides information about the details of our option contracts:

Foreign Currency	Coverage	Average Strike Price	Fair value	Maturity date
	(in millions)		(in millions)
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$4.5	$100.52 - $101.79	$0.4	Jul-Sep 2005
Japanese yen	$4.5	$99.70 - $100.900	$0.4	Oct-Dec 2005
	$9.0		$0.8
Purchase Puts (Company may sell euro/buy USD)
Euro	$10.2	$1.31 - $1.36	$0.9	Jul-Sep 2005
Euro	$10.2	$1.32 - $1.36	$0.9	Oct-Dec 2005
	$20.4		$1.8

Foreign exchange forward contracts are used to protect against changes in the functional currency equivalent value of intercompany or third party nonfunctional currency payables or receivables. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

Foreign currency	Contract date	Forward position	Maturity date	Contract rate	Fair value
		(in millions)			(in millions)
At June 30, 2005
Buy DKK sell SEK	6/2/2005	$1.0	7/1/2005	1.23	$1.0
Buy SEK sell USD	6/28/2005	$2.6	7/29/2005	7.78	$2.6
Buy EUR sell USD	6/28/2005	$3.1	7/29/2005	1.21	$3.1
Buy GBP sell USD	6/28/2005	$3.3	7/29/2005	1.8	$3.2
Buy YEN sell USD	6/28/2005	$17.0	7/29/2005	109.59	$16.8
Buy CAD sell Euro	6/28/2005	$1.5	7/29/2005	1.49	$1.5
Buy NZD sell Euro	6/28/2005	$0.4	7/29/2005	1.73	$0.4
Buy AUD sell Euro	6/28/2005	$0.8	7/29/2005	1.59	$0.8
Buy TWD sell Euro	6/28/2005	$3.5	7/29/2005	38.21	$3.5
Buy USD sell Euro	6/28/2005	$0.7	7/29/2005	1.21	$0.7
Buy EUR sell USD	6/28/2005	$14.9	7/29/2005	1.21	$14.9
Buy HUF sell Euro	6/28/2005	$0.2	7/29/2005	248.68	$0.2
Buy EUR sell USD	6/30/2005	$17.8	7/29/2005	1.21	$17.9
Buy YEN sell BRL	6/8/2005	$2.0	8/15/2005	0.02	$1.8
Buy USD sell BRL	6/2/2005	$2.7	8/31/2005	2.51	$2.5

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At June 30, 2005, the total amount of our foreign subsidiary cash was $76.2 million, of which $14.7 million was invested in U.S. dollars.

Interest Rate Risk

We use interest rate swaps to hedge the interest rate exposure on the variable interest rate associated with our senior credit facility. They provide protection in the event the LIBOR rates fluctuate. Interest rate swaps are designated as cash flow hedges. The table below describes the interest rate swap that was outstanding:

Interest rate	Notional amount	Average rate	Fair value		Maturity date
	(in millions)		(in millions)
At June 30, 2005
Interest rate swap	$125.0	4.2%	Current	$0.01	1/28/2008
			Non-Current	$(0.29)

The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of June 30, 2005. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at June 30, 2005. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term Debt
Fixed Rate (in millions)	$—					$0.1	$0.1	$0.1
Average Interest Rate							11.75%
Variable Rate (in millions)	$1.0	$2.0	$2.0	$2.0	$2.0	$155.0	$164.0	$164.0
Average Interest Rate							4.66%
Fixed Rate (in millions)	—	—	—	—	—	$161.1	$161.1	$177.0
Average Interest Rate							9.5%

Under the $200.0 million term loan, the Company is obligated to enter into (for a minimum of three years after December 21, 2004) an interest rate hedge for up to 25% of the aggregate principal amount of the term loan. On February 24, 2005 the Company entered into an interest rate swap, as discussed above, to fulfill this obligation.

Item 4.                        Controls And Procedures

Evaluation of Disclosure Controls and Procedures.   Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the quarter covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Changes in Internal Control Over Financial Reporting.   There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•       regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program;

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this quarterly report on Form 10-Q,, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our Financial Statements and the related notes. We do not intend, and undertake no obligation, to update any forward-looking statement.

Before deciding whether to invest in our common shares, you should carefully consider and all information contained in this quarterly report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.

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

(a)
10.17	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10.18	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.19	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.20	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10.21	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10.22	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10.23	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)
10.24	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.25	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10.26	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.27	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)
10.28	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)
10.29	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)
10.30	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10.31	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.32	Registration Rights Agreement, dated as of March 8, 2004, by and among WH yHoldings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)
10.33	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.34	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.35	Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.36	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.37	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10.38	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10.39	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)
10.40	Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
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

(g)
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

(g)
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

(g)
10.54	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(h)
10.55	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i)
10.56	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i)
10.57	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	*
31.1	Certification of Chief Executive Officer	*
31.2	Certification of Chief Financial Officer	*
32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act	*
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

(g)           Previously filed on May 9, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

(h)          Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)             Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2005

Herbalife Ltd.
(Registrant)
By:	/s/ RICHARD GOUDIS
Richard Goudis
Chief Financial Officer