Form 10-Q
period 2005-09-30
HERBALIFE LTD.
filed 2005-11-08
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32381

HERBALIFE LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0377871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 309GT
Ugland House, South Church Street
Grand Cayman, Cayman Islands
(Address of principal executive offices) (Zip code)
(310) 410-9600*
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares of registrant’s common shares outstanding as of November 1, 2005 was 69,400,666.

*	C/ O Chief Financial Officer of Herbalife International, Inc.

HERBALIFE LTD.
INDEX TO FINANCIAL STATEMENTS AND EXHIBITS
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
HERBALIFE LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005

		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,577,000	$105,180,000
Receivables, net of allowance for doubtful accounts of $4,815,000 (2004) and $5,113,000 (2005)	29,546,000	40,787,000
Inventories	71,092,000	86,376,000
Prepaid expenses and other current assets	45,914,000	33,574,000
Deferred income taxes	21,784,000	14,705,000

Total current assets	369,913,000	280,622,000
Property, at cost, net of accumulated depreciation and amortization of $20,463,000 (2004) and $25,473,000 (2005)	55,390,000	62,108,000
Deferred compensation plan assets	12,052,000	13,079,000
Other assets	7,957,000	7,000,000
Deferred financing costs, net of accumulated amortization of $231,000 (2004) and $926,000 (2005)	6,860,000	4,281,000
Marketing franchise	310,000,000	310,000,000
Distributor network, net of accumulated amortization of $45,272,000 (2004) and $56,200,000 (2005)	10,928,000	—
Product certification, product formulae and other intangible assets, net of accumulated amortization of $14,692,000 (2004) and $17,017,000 (2005)	8,084,000	5,759,000
Goodwill	167,517,000	144,553,000

TOTAL	$948,701,000	$827,402,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,457,000	$27,640,000
Royalty overrides	85,304,000	81,239,000
Accrued compensation	27,016,000	34,745,000
Accrued expenses	87,227,000	88,754,000
Current portion of long term debt	120,291,000	7,004,000
Advance sales deposits	9,490,000	18,023,000
Income taxes payable	17,684,000	13,819,000

Total current liabilities	371,469,000	271,224,000
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	365,926,000	281,324,000
Deferred compensation	13,882,000	14,347,000
Deferred income taxes	130,346,000	127,357,000
Other non-current liabilities	2,736,000	2,334,000

Total liabilities	884,359,000	696,586,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 175,000,000 shares authorized, 68,630,834 (2004) and 69,347,198 (2005) shares issued and outstanding	137,000	139,000
Paid-in-capital in excess of par value	74,593,000	78,836,000
Accumulated other comprehensive income	3,923,000	2,965,000
Retained earnings (accumulated deficit)	(14,311,000)	48,876,000

Total shareholders’ equity	64,342,000	130,816,000

TOTAL	$948,701,000	$827,402,000

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

	(Unaudited)
Product sales	$274,671,000	$345,761,000	$831,329,000	$997,384,000
Handling & freight income	45,138,000	55,236,000	136,692,000	160,340,000

Net sales	319,809,000	400,997,000	968,021,000	1,157,724,000
Cost of sales	68,961,000	79,482,000	198,824,000	232,592,000

Gross profit	250,848,000	321,515,000	769,197,000	925,132,000
Royalty overrides	111,978,000	138,618,000	342,366,000	410,875,000
Selling, general & administrative expenses	102,772,000	121,584,000	315,811,000	349,430,000

Operating income	36,098,000	61,313,000	111,020,000	164,827,000
Interest expense, net	13,604,000	7,950,000	55,233,000	37,598,000

Income before income taxes	22,494,000	53,363,000	55,787,000	127,229,000
Income taxes	11,004,000	26,226,000	32,693,000	64,042,000

NET INCOME	$11,490,000	$27,137,000	$23,094,000	$63,187,000

Earnings per share:
Basic	$0.22	$0.39	$0.44	$0.92
Diluted	$0.21	$0.37	$0.42	$0.87
Weighted average shares outstanding:
Basic	52,265,000	69,077,000	52,121,000	68,800,000
Diluted	55,660,000	73,455,000	55,246,000	72,373,000
See the accompanying notes to consolidated financial statements

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2004	2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	23,094,000	63,187,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,287,000	27,749,000
Amortization of discount and deferred financing costs	5,213,000	1,098,000
Deferred income taxes	491,000	6,397,000
Unrealized foreign exchange loss	389,000	(2,303,000)
Write-off of deferred financing costs and unamortized discounts	4,077,000	5,388,000
Other	1,743,000	3,078,000
Changes in operating assets and liabilities:
Receivables	(1,355,000)	(11,185,000)
Inventories	(18,991,000)	(17,703,000)
Prepaid expenses and other current assets	(8,087,000)	11,102,000
Accounts payable	(1,052,000)	4,638,000
Royalty overrides	286,000	(957,000)
Accrued expenses and accrued compensation	30,068,000	12,281,000
Advance sales deposits	6,894,000	8,578,000
Income taxes payable	12,660,000	19,066,000
Deferred compensation liability	(8,736,000)	464,000

NET CASH PROVIDED BY OPERATING ACTIVITIES	80,981,000	130,878,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(16,810,000)	(21,761,000)
Proceeds from sale of property	27,000	33,000
Net change in restricted cash	5,701,000	—
Changes in other assets	(3,723,000)	7,000
Deferred compensation plan assets	1,776,000	(1,027,000)

NET CASH USED IN INVESTING ACTIVITIES	(13,029,000)	(22,748,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on Preferred Shares	(38,500,000)	—
Issuance of 9 1/2% Notes	267,437,000	—
Borrowings from long-term debt	1,709,000	172,000
Principal payments on long-term debt	(59,072,000)	(201,700,000)
Conversion of Preferred Shares	(183,115,000)	—
Repurchase of 15 1/2% Senior Notes	(39,644,000)	—
Exercise of Stock Options	761,000	1,599,000
Other	—	(374,000)

NET CASH USED IN FINANCING ACTIVITIES	(50,424,000)	(200,303,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,538,000)	(4,224,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	13,990,000	(96,397,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,679,000	201,577,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	164,669,000	105,180,000

CASH PAID FOR:
Interest	38,646,000	28,003,000

Income taxes	20,930,000	35,846,000

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	3,871,000	540,000

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization
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
      The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles for complete financial statements. The Company’s financial statements as of and for the three and nine months ended September 30, 2005 include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2004 and September 30, 2005. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.
      The Company is required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 8 in the Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and nine months ended September 30, 2004 and September 30, 2005, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and on a preliminary basis management expects the adoption will not have a material impact on the Company’s consolidated statements of income.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. This provision will not provide a material benefit to the Company.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.
      In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Reclassifications
      Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Transactions with related parties
      The Company entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company was obligated to pay

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
an annual amount of up to $5.0 million, but not less than $2.5 million for an initial period of ten years subject to the provisions in Herbalife International’s credit agreement. On December 1, 2004, the Company agreed with Whitney and Golden Gate to terminate the monitoring fee agreements in consideration for 0.7 million warrants, which were valued at approximately $2.9 million using the Black-Scholes option pricing model and the entire impact of which was included in Selling, General & Administrative expenses in 2004. For the three and nine months ended September 30, 2004, the Company expensed monitoring fees in the amount of $1.3 million and $3.8 million, and other expenses of $0.3 million and $1.4 million, respectively.
      In December 2004, the Company entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated. As consideration for the termination of the Share Purchase Agreement, the Company entered into a Tax Indemnification Agreement with Whitney and Golden Gate (and/or their affiliates) pursuant to which the Company has agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the terms of the Tax Indemnification Agreement, the Company assumes, for this purpose, that each indemnified party is a “United States shareholder” as defined in Section 951(b) of the Code. The Company does not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. The Company’s credit facility permits the Company to pay these tax indemnity payments, but restricts the aggregate amount that the Company can pay in any given year to no more than $15 million. The Company currently anticipates that any amounts that are required to be paid under this agreement in the future will be immaterial to the Company’s financial condition and operating results.
      In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc. (“Shuster”), a provider of product testing and formula development for Herbalife. For the three and nine months ended September 30, 2005, total purchases from Shuster were zero and $0.02 million, respectively. For the three and nine months ended September 30, 2004, there were no purchases from Shuster.
      In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment (“TBA”), a provider of creative services to Herbalife. While there were no services performed in 2004 by TBA for Herbalife, for the three and nine months ended September 30, 2005 payments of $0.02 million and $5.71 million, respectively, were made to TBA for services relating to the 25th Anniversary Extravaganza, the majority of which were reimbursements of Extravaganza expenses paid to third parties.
      In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc. (“Leiner”), a nutritional manufacturer and supplier of certain Herbalife products. For the three and nine months ended September 30, 2005, total purchases from Leiner were zero and $0.14 million, respectively. For the three and nine months ended September 30, 2004, total purchases from Leiner were zero and $0.35 million, respectively.
      In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients (“Stauber”), a value-added distributor of bulk specialty nutraceutical ingredients. For the three and nine months ended September 30, 2005, total purchases from Stauber were $0.40 million and $0.85 million, respectively.
      The Company believes that the transactions with the above entities were done on an “arms length” basis with “fair market pricing”.

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt

	As of

	December 31,	September 30,
	2004	2005

	(Dollars in millions)
Borrowings under senior credit facility	$200.0	$119.1
9 1/2% Notes	268.1	161.2
11 3/4% Notes	0.2	0.1
Capital leases	9.2	5.3
Other debt	8.7	2.6

	486.2	288.3
Less: current portion	120.3	7.0

	$365.9	$281.3

      In February 2005, the Company redeemed $110.0 million principal value or 40% of the outstanding principal amount of the 9 1/2% Notes for a cash payment of $124.1 million, which included a redemption premium of $10.5 million and accrued interest of $3.6 million. In addition, the Company expensed $3.7 million of related unamortized deferred financing costs and discount.
      In the second and third quarters of 2005, the Company made prepayments to the term loan borrowings under the senior credit facility of $35.0 million and $44.7 million, respectively. Consequently, the Company expensed $0.7 million and $0.9 million of related unamortized deferred financing costs in the second and third quarters of 2005, respectively.

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
      Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005 in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that it has meritorious defenses to the suit.
      In February 2005, Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, is sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health (the “Israel MOH”) of a small number of anecdotal case reports of individuals having liver dysfunction who had also consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Israel MOH to facilitate this ongoing review. In May 2005, the Israel MOH issued a press release stating that although their investigation was continuing, no causal link has been shown between the consumption of Herbalife products and liver function abnormalities. In addition, the Israel MOH requested that individuals consuming or intending to consume Herbalife products obtain liver function tests before and one month after beginning their use, and that persons with liver function disorders refrain from consuming dietary supplements. Independent analysis of Herbalife’s Israeli products has confirmed that Herbalife products do not contain any substances indicated by the Israel MOH as being of concern in relation to this small number of reported cases of liver dysfunction. The Company believes that Herbalife products are not the cause of these few reported anecdotal cases of liver dysfunction.
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
      These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on the Company’s financial condition and operating results. This opinion is based on the belief that any losses suffered in excess of amounts reserved would not be material and that the Company has meritorious defenses. Although the Company has reserved an amount that it believes represents the likely outcome of the resolution of these disputes, if the Company is incorrect in the assessment, the Company may have to record additional expenses.

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

Net income	$11.5	$27.1	$23.1	$63.2
Unrealized gain on derivative instruments	—	0.4	3.2	0.3
Reclassification adjustments for loss on derivative instruments	—	—	(1.8)	—
Foreign currency translation adjustment	0.5	(0.6)	(1.7)	(1.9)

Comprehensive income	$12.0	$26.9	$22.8	$61.6

7.	Segment Information
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

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s geographic operating information and sales by product line are as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

Net Sales:
United States	$61.4	$70.7	$194.9	$215.9
Japan	22.4	24.1	73.9	71.2
Mexico	26.5	61.5	70.3	149.0
Others	209.5	244.7	628.9	721.6

Total Net Sales	$319.8	$401.0	$968.0	$1,157.7

Operating margin:
United States	$25.8	$32.9	$81.1	$92.2
Japan	12.3	12.0	38.9	36.0
Mexico	10.6	27.4	28.4	64.8
Others	90.2	110.6	278.4	321.2

Total Operating margin	$138.9	$182.9	$426.8	$514.2

Selling, general and administrative expense	102.8	121.6	315.8	349.4
Interest expense, net	13.6	8.0	55.2	37.6

Income before income taxes and minority interest	22.5	53.3	55.8	127.2
Income taxes	11.0	26.2	32.7	64.0

Net Income	$11.5	$27.1	$23.1	$63.2

Net sales by product line:
Weight management	$137.4	$176.9	$419.5	$502.0
Inner nutrition	138.5	167.1	415.9	476.6
Outer Nutrition®	28.3	37.0	86.0	123.0
Literature, promotional and other	15.6	20.0	46.6	56.1

Total Net Sales	$319.8	$401.0	$968.0	$1,157.7

Net sales by geographic region:
Americas	$116.1	$180.7	$343.5	$488.1
Europe	127.5	131.2	401.6	417.6
Asia/ Pacific Rim (excluding Japan)	53.8	65.0	149.0	180.8
Japan	22.4	24.1	73.9	71.2

Total Net Sales	$319.8	$401.0	$968.0	$1,157.7

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of

	December 31,	September 30,
	2004	2005

	(In millions)
Total Assets:
United States	$587.8	$448.0
Japan	60.3	55.2
Mexico	27.5	42.2
Others	273.1	282.0

Total Assets	$948.7	$827.4

8.	Stock Based Compensation
      The Company has five stock based compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“The Management Plan”), the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“The Independent Directors Plan”), the Herbalife Ltd. 2004 Incentive Plan (“2004 Stock Incentive Plan”), the 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) and the Herbalife Ltd. Executive Incentive Plan (the “Executive Incentive Plan”). The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan is intended to replace the Management Plan and the Independent Directors Plan. No additional awards will be made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans will be absorbed by and become available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remain available for issuance under the 2004 Stock incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The purpose of the Executive Incentive Plan is to govern the award and payment of annual bonuses to certain company executives.
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

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and vested awards in each period:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

	(In millions)
Net income as reported	$11.5	$27.1	23.1	$63.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.3	0.2	0.9	1.5
less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(0.2)	(1.4)	(1.1)	(5.3)

Pro forma net income	$11.6	$25.9	$22.9	$59.4

Basic earnings per share
As reported	$0.22	$0.39	$0.44	$0.92
Pro forma	$0.22	$0.38	$0.44	$0.86
Diluted earnings per share
As reported	$0.21	$0.37	$0.42	$0.87
Pro forma	$0.21	$0.35	$0.41	$0.82

9.	Derivative Instruments and Hedging Activities
      The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the forecasted foreign currency cash flows where the hedging strategy involves the purchase of average rate options. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on foreign exchange exposures at September 30, 2004 and September 30, 2005, the maximum length of time over which the Company is hedging these exposures is 3 months. For the outstanding cash flow hedges on interest rate exposures at September 30, 2004 and September 30, 2005, the maximum length of time over which the Company is hedging these exposures is approximately three years. For all qualifying and highly effective cash flow hedges, the changes in the effective portion of the fair value of the derivative are deferred and recorded in other comprehensive income (“OCI”) until the related forecasted transaction is recognized in the consolidated statements of income. The estimated net amount of existing gains and losses expected to be reclassified into earnings over the next 12 months is $0.5 million. The ineffective portion of the hedges was $0.07 million for the nine months ended September 30, 2005. At September 30, 2005, the pre-tax OCI balance related to the cash flow hedges was $1.1 million ($0.6 million post-tax).
      The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are recorded in the Company’s statements of income. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the option strike rate. The Company also uses foreign currency forward contracts, which give the Company the obligation to buy or sell foreign currency at a specified time and rate. The contracts are used to protect against changes in the functional currency equivalent

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of inter-company or third party nonfunctional currency payables and receivables. The fair values of the option and forward contracts are based on third-party bank quotes.

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
      The following table summarizes the activity in the Company’s restructuring accrual:

	January 1, 2004 to	January 1, 2005 to
	December 31,	September 30,
	2004	2005

	(In millions)
Beginning balance	$2.5	$0.7
Reduction of accrual	—	(0.4)
Payments made	(1.8)	(0.3)

Ending Balance	$0.7	$0.0

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
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
      The opportunities and challenges upon which we are most focused are driving retailing of our product, recruitment and retention of distributors and improving distributor productivity, entering new markets, including China, further penetrating existing markets, pursuing local distributor initiatives, introducing new products, developing niche market segments and further investing in our infrastructure.
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
Volume Points by Geographic Region

	Three Months Ended			Nine Months Ended

	September 30,	September 30,		September 30,	September 30,
	2004	2005	% Change	2004	2005	% Change

	(volume points in millions)
The Americas	192.6	281.4	46.1%	556.3	771.5	38.7%
Europe	133.5	140.6	5.3%	437.3	432.8	(1.0)%
Asia/ Pacific Rim	73.3	83.6	14.0%	196.2	225.6	15.0%
Japan	16.5	18.3	10.9%	55.0	52.5	(4.5)%

Worldwide	415.9	523.9	26.0%	1,244.8	1,482.4	19.1%

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
Number of Supervisors by Geographic Region as of Reporting Period

	As of September 30,

	2004	2005	% Change

The Americas	108,024	136,536	26.4%
Europe	94,064	86,364	(8.2)%
Asia/ Pacific Rim	48,308	54,804	13.4%
Japan	16,056	12,327	(23.2)%

Worldwide	266,452	290,031	8.8%

Number of Supervisors by Geographic Region as of Requalification Period

	As of February,

	2004	2005	% Change

The Americas	75,359	87,925	16.7%
Europe	70,239	65,104	(7.3)%
Asia/ Pacific Rim	31,790	38,524	21.2%
Japan	13,946	9,547	(31.5)%

Worldwide	191,334	201,100	5.1%

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
      We provide distributors with products, support material, training, special events and a competitive compensation program. If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife’s products; by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.
Presentation
      “Retail Sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and “net sales”, which reflects distribution allowances and handling and freight income, is what the Company collects and recognizes as net sales in its financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, information in daily and monthly reports reviewed by our management relies on Retail Sales data. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). You should not consider Retail Sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to Retail Sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.
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
      “11 3/4% Notes” refers to Herbalife International’s 11 3/4% senior subordinated notes due 2010. “9 1/2% Notes” refers to our 9 1/2% notes due 2011.

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
Summary Financial Results
      For the three and nine months ended September 30, 2005, net sales increased by 25.4% and 19.6%, respectively, as compared to the same periods in 2004. The combination of continued strong recruitment and retention of distributors and retailing of our products in our key markets, various promotions leading up to the 25th Anniversary Extravaganza in Atlanta in April 2005 and the Worldwide Cup promotions during 2005, generally favorable foreign currency exchange rates, the launch of new products such as Liftoff tm and Nourifusiontm coupled with the ongoing roll out of ShapeWorkstm and NiteWorkstm to more countries, contributed to the sales increase. For the three months ended September 30, 2005, net sales increased in all regions for the first time in seven years. Also, after six years of sales declines in Japan, sales increased in the third quarter of 2005 as compared to the third quarter of 2004. The sales growth in the U.S. and South Korea was an encouraging result of our effort and commitment to turn around these countries. Continued strong sales growth in Mexico was primarily attributable to the growth in Nutrition Clubs a party planning concept. For the nine months ended September 30, 2005, net sales increased in all regions except for Japan.
      For the three months ended September 30, 2005, net income was $27.1 million, or 37 cents per diluted share compared to net income of $11.5 million, or 21 cents per diluted share in the same period of 2004. Net income as reported includes a favorable post-tax impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005, partially offset by the $1.5 million favorable post-tax impact of aged royalties in the third quarter of 2004. The improvement in net income was a result of a 25.4% increase in net sales, the continued favorable impact from appreciation of foreign currencies and lower interest expense partially offset by higher operating expenses primarily from increased labor, benefits, incentive compensation and promotion expense. Overall, the appreciation of foreign currencies had a $3.5 million favorable impact on net income for the three months ended September 30, 2005.
      For the nine months ended September 30, 2005, net income was $63.2 million, or 87 cents per diluted share compared to net income of $23.1 million, or 42 cents per diluted share reported for the same period in 2004. Net income as reported includes the effect of recapitalization transaction expenses of $14.2 million and $15.4 million in the first quarters of 2005 and 2004, respectively, a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, and the favorable post-tax impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005, partially offset by the $1.5 million favorable post-tax impact of aged royalties in the third quarter of 2004. The improvement in net income was a result of a 19.6% increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by higher operating expenses primarily from increased labor, benefits, incentive compensation and promotion expense. Overall, the appreciation of foreign currencies had a $10.6 million favorable impact on net income for the nine months ended September 30, 2005.
Results of Operations
      Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

      The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2004	2005	2004	2005

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.6%	19.8%	20.5%	20.1%

Gross profit	78.4%	80.2%	79.5%	79.9%
Royalty overrides	35.0%	34.6%	35.4%	35.5%
Selling, general & admin expenses	32.1%	30.3%	32.6%	30.2%

Operating income	11.3%	15.3%	11.5%	14.2%
Interest expense	(4.3)%	(2.0)%	(5.7)%	(3.2)%

Income before income taxes and minority interest	7.0%	13.3%	5.8%	11.0%
Income taxes	3.4%	6.5%	3.4%	5.5%

Net income	3.6%	6.8%	2.4%	5.5%

Net Sales
      The following chart reconciles Retail Sales to net sales:
Sales by Geographic Region

	Three Months Ended September 30,

	2004					2005

				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales

	(Dollars in millions)
The Americas	$190.2	$(91.5)	$98.7	$17.4	$116.1	$297.7	$(143.1)	$154.6	$26.1	$180.7	55.6%
Europe	207.9	(99.1)	108.8	18.7	127.5	214.1	(101.7)	112.4	18.8	131.2	2.9%
Asia/ Pacific Rim	87.8	(40.4)	47.4	6.4	53.8	106.6	(49.1)	57.5	7.5	65.0	20.8%
Japan	38.6	(18.8)	19.8	2.6	22.4	41.2	(20.0)	21.2	2.9	24.1	7.6%

Total	$524.5	$(249.8)	$274.7	$45.1	$319.8	$659.6	$(313.9)	$345.7	$55.3	$401.0	25.4%

	Nine Months Ended September 30,

	2004					2005

				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales

	(Dollars in millions)
The Americas	$557.9	$(266.0)	$291.9	$51.6	$343.5	$803.8	$(386.3)	$417.5	$70.6	$488.1	42.1%
Europe	655.8	(313.0)	342.8	58.8	401.6	682.0	(324.8)	357.2	60.4	417.6	4.0%
Asia/ Pacific Rim	243.7	(112.1)	131.6	17.4	149.0	296.7	(136.9)	159.8	21.0	180.8	21.3%
Japan	126.6	(61.6)	65.0	8.9	73.9	122.1	(59.3)	62.8	8.4	71.2	(3.7)%

Total	$1,584.0	$(752.7)	$831.3	$136.7	$968.0	$1,904.6	$(907.3)	$997.3	$160.4	$1,157.7	19.6%

      Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events — Extravaganzas and World Team Schools — where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling, General & Administrative expenses. Sales are driven by several factors including the number and productivity of distributor supverisors who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to vacations and qualification parties for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in Selling, General & Administrative expenses.
      The factors described above have driven growth in our business. The following net sales by geographic region discussion further details some of the above factors and describes unique growth factors specific to certain major countries. The Company believes that the correct business foundation, coupled with ongoing training and promotional initiatives is required to increase recruiting and retention of distributors and retailing of the product. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
      The Company’s strategy will continue to include creating and maintaining growth within existing markets. We expect to increase our spending in Selling, General & Administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives. In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico, the Total Plan in Brazil and GenH in the U.S., as described in the net sales discussion below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally and where appropriate, financially support the globalization of these initiatives.

The Americas
      Net sales in The Americas increased $64.6 million and $144.6 million, or 55.6% and 42.1%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. In local currency, net sales increased by 46.3% and 36.6%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $10.8 million and $19.0 million, respectively, for the three and nine months ended September 30, 2005. The overall increase was a result of net sales growth in Mexico, Brazil, and the U.S. of $35.0 million, $12.0 million, $9.3 million for the three months ended September 30, 2005, and $78.7 million, $30.4 million, $21.0 million, for the nine months ended September 30, 2005, respectively, compared to the same periods in 2004.
      The net sales growth in Mexico is a result of the continued success of the Nutrition Clubs, strong country management, and highly engaged distributor leadership. The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor. We believe our distributors currently operate over 15,000 Nutrition Clubs in Mexico, which have led to an increased number of supervisors, up 69.7% at September 30, 2005 compared to September 30, 2004.
      The net sales growth in Brazil is a result of the continued success of the Total Plan, strong country distributor leadership, a highly effective country management team and a solid product portfolio. The Total

Plan is a low-cost lead generating method where distributors use our personal care line of products and offer consultations to obtain referrals and has led to an increased number of supervisors, up 37.0% at September 30, 2005 compared to September 30, 2004. This concept specifically supports our retailing and recruiting initiatives and has been a catalyst for growth in Brazil. Additionally, the ShapeWorkstm program was introduced at the Brazilian World Team School in July 2005.
      As a result of the numerous steps taken in 2004 and 2005 to improve the business in the U.S., including the establishment of a U.S. country management team, branding efforts such as sponsorship of the JP Morgan Chase tennis tournament, the AVP Volleyball Tour and the Nautica Malibu Triathlon; and various promotions such as the 2005 President’s Team Challenge, the World Team Bonus, the Atlanta Challenge in connection with the 25th Anniversary Extravaganza and the Worldwide Cup promotion, net sales have exceeded the corresponding quarterly results of 2004. At the 25th Anniversary Extravaganza two new products were introduced, Liftoff tm and NouriFusiontm. The number of supervisors increased by 3.2% at September 30, 2005 compared to September 30, 2004, after approximately two consecutive years of year-over-year declines.
      We expect 2005 net sales in the Americas region to continue its growth primarily as a result of the expected continuation of the solid performance in Mexico, Brazil and the U.S.

Europe
      Net sales in Europe increased $3.7 million and $16.0 million, or 2.9%, and 4.0%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. In local currency, net sales increased by 2.3% and 0.9%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $0.6 million and $12.5 million, respectively, for the three and nine months ended September 30, 2005. Throughout 2004, Europe experienced sales growth when compared to 2003, partly due to the Billion Dollar promotion in the first and second quarters of 2004. Such sales growth was not expected to be sustainable in 2005. While some markets did sustain growth such as France, South Africa and Spain, two key markets, Germany and the Netherlands, experienced sales declines of 14.7% and 15.3%, and 19.9% and 13.3%, respectively, for the three and nine months ended September 30, 2005 when compared to the same periods in 2004.
      We have recently appointed a new country manager in Germany and the new management team is developing a turnaround plan for 2006 to re-engage the local distributor leadership and to rebuild the confidence among distributors to improve recruiting and retention. Similar to Germany, we have recently appointed a new country manager in the Netherlands and have taken steps to re-engage the local distributor leadership in the Netherlands. Several new initiatives are planned in the second half of 2005, including a new recruiting program, and we expect this will contribute to improved performance beginning in 2006.
      Net sales in Spain were up $1.4 million and $7.4 million, or 17.1% and 31.8%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. The increase in sales is primarily due to unified distributor leadership, an increasing emphasis locally on health and nutrition and the continuing positive impact of certain promotions in 2005. Net sales in France were up $1.7 million and $5.7 million, or 28.7% and 30.9%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, partly due to adoption of a new nutritional distributor training program and a special vacation promotion. In South Africa, net sales increased $2.5 million and $5.6 million, or 72.2%, and 59.9%, respectively, for the three and nine months ended September 30, 2005 when compared to the same periods in 2004, primarily due to a unified distributor leadership. Additionally, in South Africa, we celebrated our 10th anniversary of doing business in the country with a major sales event during the third quarter.
      We believe that 2005 net sales in Europe will finish flat to slightly positive year over year partly due to sales increases we expect to generate from the ongoing Worldwide Cup promotion and new product introductions.

Asia/Pacific Rim
      Net sales in Asia/ Pacific Rim increased $11.2 million and $31.8 million, or 20.8%, and 21.3%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. In local currency, net sales increased by 14.7% and 14.9%, respectively, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $3.5 million and $9.6 million, respectively, for the three and nine months ended September 30, 2005. The overall sales increase was attributable mainly to an increase in Taiwan and South Korea.
      Net sales in Taiwan increased $6.1 million and $16.8 million, or 34.1% and 32.8%, for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due primarily to effective local training and recognition initiatives, unified leadership, and promotion of the 10th year anniversary of doing business in Taiwan held in the third quarter. Net sales in South Korea increased $5.6 million and $9.9 million, or 67.0% and 38.4% for the three and nine months ended September 30, 2005, as compared to the same periods in 2004. Continued successful sales of Niteworkstm, unified leadership, coupled with other recruiting initiatives have now established an eight quarter trend of positive year-over-year sales growth. New distributors and supervisors in the third quarter increased by 45% and 55%, respectively, compared to the same period in 2004.
      Overall, we believe that unified distributor leadership, new product launches, continued local distributor training and recognition, and effective promotions will contribute to ongoing sales increases in the Asia/ Pacific Rim region in 2005.

Japan
      Net sales in Japan increased $1.7 million or 7.6%, for the three months ended September 30, 2005, as compared to the same period in 2004, and they decreased $2.7 million or 3.7% for the nine months ended September 30, 2005, as compared to the same period in 2004. In local currency, net sales increased by 8.2% and for the three months ended September 30, 2005, and decreased by 4.9% for the nine months ended September 30, 2005, as compared to the same periods in 2004. The fluctuation of foreign currency rates had a negative impact on net sales of $0.3 million for the three months ended September 30, 2005, and a positive impact on net sales of $0.8 million for the nine months ended September 30, 2005. The third quarter net sales increase represents the first quarterly net sales increase in six years. We believe that the numerous initiatives to stimulate sales in Japan are beginning to make a positive impact, including a new sales center in a more attractive area in Tokyo, local management implementing initiatives to re-engage and motivate the local distributor leadership to improve recruiting and retention of distributors, expanding our product line to address local country demographic needs and the creation of increased brand awareness through sporting event sponsorships. In the third quarter NiteworksTM was introduced in Japan, and a special vacation promotion was launched. We believe the above initiatives in combination with the implementation of new brand and volume incentive promotional programs, should continue to improve sales trends for the balance of 2005.

Sales by Product Category

	Three Months Ended September 30,

	2004					2005

				Handling &					Handling &		% Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	In Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales

	(Dollars in millions)
Weight Management	$231.5	$(114.0)	$117.5	$19.9	$137.4	$299.0	$(147.2)	$151.8	$25.1	$176.9	28.7%
Inner Nutrition	233.3	(114.9)	118.4	20.1	138.5	282.4	(139.0)	143.4	23.7	167.1	20.6%
Outer Nutrition®	47.7	(23.5)	24.2	4.1	28.3	62.8	(31.0)	31.8	5.2	37.0	30.7%
Literature, Promotional and Other	12.0	2.6	14.6	1.0	15.6	15.4	3.3	18.7	1.3	20.0	28.2%

Total	$524.5	$(249.8)	$274.7	$45.1	$319.8	$659.6	$(313.9)	$345.7	$55.3	$401.0	25.4%

	Nine Months Ended September 30,

	2004					2005

				Handling &					Handling &		% Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	In Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales

	(Dollars in millions)
Weight Management	$705.7	$(347.1)	$358.6	$60.9	$419.5	$848.2	$(417.7)	$430.5	$71.5	$502.0	19.7%
Inner Nutrition	699.6	(344.1)	355.5	60.4	415.9	805.2	(396.5)	408.7	67.9	476.6	14.6%
Outer Nutrition®	144.6	(71.1)	73.5	12.5	86.0	208.1	(102.5)	105.6	17.4	123.0	43.0%
Literature, Promotional and Other	34.1	9.6	43.7	2.9	46.6	43.1	9.4	52.5	3.6	56.1	20.4%

Total	$1,584.0	$(752.7)	$831.3	$136.7	$968.0	$1,904.6	$(907.3)	$997.3	$160.4	$1,157.7	19.6%

      Our increased emphasis on the science of weight management and nutrition during the past two years has resulted in product introductions such as Niteworkstm and Garden 7 tm and the introduction of ShapeWorkstm, a personalized meal replacement program. Due to the launch of ShapeWorkstm in March 2004 in the United States and the on-going roll-out to other countries, the introduction of new Outer Nutrition® products like NouriFusiontm, and the increased use of the Total Plan by distributors in Brazil and worldwide, which uses Outer Nutrition products as its foundation, net sales of weight management products and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products. Sales of Outer Nutrition products increased 30.7% and 43.0%, respectively, for the three and nine months ended September 30, 2005, which are greater rates than those for any other categories. Literature, Promotional and Other, which is net of product buy-backs and returns in all product categories, increased primarily due to an increase in literature sales from selling starter kits to new distributors and from a decrease in returns and refunds. We expect growth rates within these categories will vary, from time to time, as we launch new products.
Gross Profit
      Gross profit was $321.5 million and $925.1 million for the three and nine months ended September 30, 2005, as compared to $250.8 million and $769.2 million for the same periods in 2004.
      As a percentage of net sales, gross profit for the three months ended September 30, 2005 increased from 78.4% to 80.2%, as compared to the same period in 2004. The increase in gross profit as a percentage of net sales for the three months ended September 30, 2005 reflected lower provisions for slow moving and obsolete inventory as well as changes in country and product sales mix.
      As a percentage of net sales, gross profit for the nine months ended September 30, 2005 increased from 79.5% to 79.9%, as compared to the same period in 2004. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory or due to product and/or country mix. Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.
Royalty Overrides
      Royalty Overrides as a percentage of net sales were 34.6% and 35.5% for the three and nine months ended September 30, 2005, respectively, as compared to 35.0% and 35.4% for the same periods in 2004. The decrease for the three months ended September 30, 2005 was primarily due to a favorable pre-tax impact of $4.0 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005, partially offset by a favorable pre-tax impact of $2.4 million of aged royalty checks in the third quarter of 2004. Generally, royalty overrides as a percentage of net sales varies slightly from period to period due to changes in the mix of products and countries because varying Royalty Overrides are paid on certain products and in certain countries. Due to the structure of our global compensation plan coupled with the current country mix of our business, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.
Selling, General & Administrative Expenses
      Selling, General & Administrative expenses as a percentage of net sales were 30.3% and 30.2%, respectively, for the three and nine months ended September 30, 2005, as compared to 32.1% and 32.6% for the same periods in 2004. For the three and nine months ended September 30, 2005, Selling, General & Administrative expenses increased $18.8 million and $33.6 million, respectively, to $121.6 million and $349.4 million, respectively. The unfavorable impact of foreign currency fluctuations was $2.4 million and $7.5 million for the three and nine months ended September 30, 2005, respectively.
      The increase in Selling, General, & Administrative expenses for the three months ended September 30, 2005 included $8.2 million in higher salaries and benefits, due to normal merit increases, increased staffing, and higher incentive compensation; $9.4 million in additional advertising and promotion expenses related primarily to our Worldwide Cup promotion; $1.5 million relating to legal and professional fees primarily associated with strengthening our technology infrastructure. The increases were partially offset by $3.4 million lower amortization expense of intangibles and $1.4 million lower monitoring fees and other expenses due to the termination of the related agreement with Whitney and Golden Gate.
      The increase in Selling, General, & Administrative expenses for the nine months ended September 30, 2005 included $22.2 million in higher salaries and benefits, due to normal merit increases, increased staffing, and higher incentive compensation; $6.9 million relating to legal and litigation expenses and additional professional fees primarily associated with strengthening our technology infrastructure; $9.9 million in additional advertising and promotion expenses related primarily to our 2005 Worldwide Cup promotion. The increases were partially offset by $5.2 million lower amortization expense of intangibles; $4.9 million lower monitoring fees and other expenses due to the termination of the related agreement with Whitney and Golden Gate and a $0.1 million foreign exchange gain in 2005 versus a $2.1 million loss in 2004.
      We expect 2005 Selling, General & Administrative expenses to increase over 2004 levels, reflecting general salary merit increases, moderate staffing additions, further expansion in China and increased sales events activities, although as a percentage of net sales, these expenses should be slightly down from 2004 levels.
Net Interest Expense
      Net interest expense was $8.0 million and $37.6 million for the three and nine months ended September 30, 2005, respectively, as compared to $13.6 million and $55.2 million for the same periods in 2004. This includes $14.2 million and $15.4 million of recapitalization expenses for the three months ended March 31, 2005 and 2004, respectively. The recapitalization expenses were due to the redemption of 40% or $110 million principal amount of the 9 1/2% Notes completed in February 2005 and the redemption of the 15 1/2% senior notes completed in March 2004. During the second and third quarters of 2005 we prepaid

$35.0 million and $44.7 million under our senior credit facility, respectively, resulting in approximately $0.7 million and $0.9 million additional interest expense from write-off of deferred financing fees.
Income Taxes
      Income taxes were $26.2 million and $64.0 million for the three and nine months ended September 30, 2005, respectively, as compared to $11.0 million and $32.7 million for the same periods in 2004. As a percentage of pre-tax income, the effective income tax rate was 49.1% and 50.3% for the three and nine months ended September 30, 2005, respectively, as compared to 48.9% and 58.6% for the same periods in 2004. The decrease in the effective tax rate for the nine months ended September 30, 2005 as compared to 2004 was caused primarily by the impact of less non-deductible interest including the aforementioned non-deductible recapitalization charges in each period. Offsetting these benefits was a $5.5 million non-cash tax charge associated with moving our China subsidiary within our global corporate structure in the second quarter of 2005 and an increase in taxes due to the impact on our worldwide transfer pricing and tax structure as a result of stronger than expected revenue growth during the past several quarters and management outlook that a mid-teens revenue growth rate will continue throughout 2006. Excluding the impact of the recapitalization expenses of $14.2 million and $15.4 million during the first quarter of 2005 and 2004, respectively, and the $5.5 million non-cash tax charge associated with China, the effective tax rate would have been approximately 41.4% and 37.3% for the nine months ended September 30, 2005 and 2004, respectively.
Foreign Currency Fluctuations
      Currency fluctuations had a favorable impact of $3.5 million and $10.6 million on net results for the three and nine months ended September 30, 2005, when compared to what current year net results would have been using last year’s foreign exchange rates. For the three months ended September 30, 2005, the regional effects were an unfavorable $0.2 million in Europe, a favorable $0.9 million in Asia/ Pacific Rim, a favorable $2.7 million in The Americas, and a favorable $0.1 million in Japan. For the nine months ended September 30, 2005, the regional effects were a favorable $2.2 million in Europe, a favorable $2.7 million in Asia/ Pacific Rim, a favorable $4.5 million in The Americas, and a favorable $1.1 million in Japan.
Net Income
      For the three months ended September 30, 2005, net income was $27.1 million, or 37 cents per diluted share compared to net income of $11.5 million, or 21 cents per diluted share for the same period in 2004. Net income as reported includes a favorable post-tax impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005, partially offset by the $1.5 million favorable post-tax impact of aged royalties in the third quarter of 2004. The improvement in net income was the result of a 25.4% increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by higher operating expenses primarily from increased labor, benefits, incentive compensation and promotion expense. Overall, the appreciation of foreign currencies had a $3.5 million favorable impact on net income for the three months ended September 30, 2005.
      For the nine months ended September 30, 2005, net income was $63.2 million, or 87 cents per diluted share compared to a net income of $23.1 million, or 42 cents per diluted share reported for the same period in 2004. Net income as reported includes the effect of recapitalization transaction expenses of $14.2 million and $15.4 million in the first quarters of 2005 and 2004, respectively, and a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, and the favorable post-tax impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005, partially offset by the $1.5 million post-tax favorable impact of aged royalties in the third quarter of 2004. The improvement in net income was the result of a 19.6% increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by higher operating expenses primarily from increased labor, benefits and incentive compensation. Overall, the appreciation of foreign currencies had a $10.6 million favorable impact on net results for the nine months ended September 30, 2005.

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
      For the nine months ended September 30, 2005, we generated $130.9 million from operating cash flows, as compared to $81.0 million in 2004. The improved operating cash flow was primarily due to the 19.6% increase in net sales, partially offset by higher receivables resulting from higher sales volume and higher operating expenses primarily from increased labor, benefit and incentive compensation.
      Capital expenditures, including capital leases, for the nine months ended September 30, 2005 were $22.3 million, as compared to $20.7 million in 2004. The majority of these expenditures represented investments in management information systems, internet tools for distributors, the relocation of our facility in Japan and the expansion of our facilities in China. We expect to incur total capital expenditures of up to $35.0 million in 2005 primarily related to investments in management information systems, internet tools for distributors, office facilities and our expansion in China.
      2005 and 2006 are investment years for us in China as we expand our business there. We currently anticipate to fund an operating loss of approximately $5.0 million and $10.0 million in 2005 and 2006, respectively, in addition to total capital expenditures and working capital of up to $15.0 million for the planned build-out of retail stores, our offices and the expansion of the capabilities of our manufacturing facility. As of September 30, 2005 we have invested approximately $2.0 million in capital expenditures.
      In December 2004, Herbalife completed an initial public offering in connection with which several recapitalization transactions were completed, including the tender for all of the outstanding 11 3/4% Notes, of which 99.9% accepted the tender offer, and a replacement of the existing term loan and revolving credit facility with a new $225.0 million senior credit facility. In addition, we redeemed $110 million principal amount excluding discounts or 40% of our outstanding 9 1/2% Notes in February of 2005 for the cash amount of $124.1 million, including a premium of $10.5 million and accrued interest of $3.6 million. Interest expense for the first six months of 2005 includes the redemption amount of $14.2 million which represents $10.5 million of premium and $3.7 million of write off of deferred financing cost and discount.
      The $225.0 million senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2%. In April 2005 the senior credit facility was amended whereby the interest rate was reduced from LIBOR plus 2 1/4% to LIBOR plus 1 3/4%. In addition, the amount payable in connection with a partial or full refinancing of the loan within the first year of the amendment shall equal 101% of the principal amount. During the second quarter of 2005 we prepaid $35.0 million of our senior credit facility resulting in approximately $0.7 million additional interest expense from write-off of deferred financing fees.
      In August 2005, the senior credit facility was amended to permit the purchase, repurchase or redemption of up to $50.0 million aggregate principal amount of the 9 1/2% Notes due 2011. There were no repurchases during the third quarter. During the third quarter of 2005 we prepaid an additional $44.7 million of our senior credit facility resulting in approximately $0.9 million additional interest expense from write-off of deferred financing fees. With regard to the term loan we are obligated to pay $0.3 million every quarter until September 30, 2010 and the remaining principal amount on December 21, 2010. As of September 30, 2005, no amounts had been borrowed under the revolving credit facility.
      The senior credit facility and the 9 1/2% Notes include customary covenants that restrict, among other things, the ability to incur additional debt, pay dividends or make certain other restricted payments, incur liens, merge or sell all or substantially all of our assets, or enter into various transactions with affiliates. Additionally, the senior credit facility includes covenants relating to the maintenance of certain leverage, fixed charge coverage, and interest coverage ratios, and requirements to make early payments to the extent of excess cash flow, as defined therein.
      The following summarizes our contractual obligations including interest at September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period

							2010 &
	Total	2005	2006	2007	2008	2009	Thereafter

	(In millions)
Senior Secured Term Loan	$152.3	$1.9	$7.7	$7.6	$7.6	$7.5	$120.0
11 3/4% Notes	0.2	—	—	—	—	—	0.2
9 1/2% Notes	259.0	7.8	15.7	15.7	15.7	15.7	188.4
Capitalized leases	5.2	0.5	3.1	1.6	—	—	—
Other debt	2.7	0.3	1.5	0.9	—	—	—
Operating leases	24.9	4.0	12.5	3.3	1.7	1.1	2.3

Total	$444.3	$14.5	$40.5	$29.1	$25.0	$24.3	$310.9

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
      In December 2004, we entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated. As consideration for the termination of the Share Purchase Agreement, we have entered into a Tax Indemnification Agreement with Whitney and Golden Gate (and/or their affiliates) pursuant to which we have agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the terms of the Tax Indemnification Agreement, we assume, for this purpose, that each indemnified party is a “United States shareholder” as defined in Section 951(b) of the Code. We do not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. Our senior credit facility permits us to pay these tax indemnity payments, but restricts the aggregate amount that we can pay in any given year to no more than $15 million. We currently anticipate that any amounts that we are required to pay under this agreement in the future will be immaterial to our financial condition and operating results.
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

      As of September 30, 2005, we had working capital of $9.4 million compared to negative $1.6 million at December 31, 2004. Cash and cash equivalents were $105.2 million at September 30, 2005, compared to $201.6 million at December 31, 2004.
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
      Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005 in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that we have meritorious defenses to the suit.
      In February 2005 Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, is sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health (the “Israel MOH”) of a small number of anecdotal case reports of individuals having liver dysfunction who had also consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Israel MOH to facilitate this ongoing review. In May 2005, the Israel MOH issued a press release stating that although their investigation was continuing, no causal link has been shown between the consumption of Herbalife products and liver function abnormalities. In addition, the Israel MOH requested that individuals consuming or intending to consume Herbalife products obtain liver function tests before and one month after beginning their use, and that persons with liver function disorders refrain from consuming dietary supplements. Independent analysis of Herbalife’s Israeli products has confirmed that Herbalife products do not contain any substances indicated by the Israel MOH as being of concern in relation to this small number of reported cases of liver dysfunction. Herbalife believes that Herbalife products are not the cause of these few reported anecdotal cases of liver dysfunction.
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
      These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on our financial condition and operating results. This opinion is based on our belief that any losses we suffer in excess of amounts reserved would not be material and that we have meritorious defenses. Although we have reserved an amount that we believe represents the likely outcome of the resolution of these disputes, if we are incorrect in our assessment, we may have to record additional expenses.
Critical Accounting Policies
      Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.
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
      Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of Retail Sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks as a percentage of Retail Sales were approximately 0.97%, and 1.23%, and 0.99%, and 1.0%, for the three and nine months ended September 30, 2004 and 2005, respectively. No material changes in estimates have been recognized for the nine months ended September 30, 2004 and 2005.
      Royalty overrides receivables and related allowances for estimated uncollectible royalty overrides receivables are calculated and recorded as contra-liabilities to the royalty overrides liabilities on the balance sheet. During the third quarter of 2005, we changed the way we estimate the allowances based on new information that allows us to analyze royalty overrides receivables and offsetting royalty overrides payable balances. Consequently, the change in estimate to the allowance for uncollectible royalty overrides receivable was reduced by $4.0 million during the quarter ended September 30, 2005.
      We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $6.2 million and $8.1 million as of December 31, 2004 and September 30, 2005, respectively.
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
      Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of September 30, 2005, we had goodwill of approximately $144.6 million, and marketing franchise of $310.0 million. Goodwill was reduced in the third quarter by approximately $16.0 million to reflect a reduction in the valuation allowance established at the time of the Acquisition against pre-Acquisition tax benefits.
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
New Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005.
      We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 8 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for the three and nine months ended September 30, 2004 and 2005, respectively, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and on a preliminary basis we expect the adoption will not have a material impact on our consolidated statements of income, relative to currently existing options.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (“repatriation provision”), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. This provision will not provide a material benefit to the Company.
      In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We will adopt this statement as required, and we do not believe the adoption will have a material effect on our results of operations, financial condition or liquidity.
      In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
      We have adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statements of income when the hedged item affects earnings. SFAS 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.
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
      The following table provides information about the details of our option contracts:

		Average
Foreign Currency	Coverage	Strike Price	Fair Value	Maturity Date

	(In millions)		(In millions)
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$4.5	99.7-100.9	$0.5	Q4 2005
Purchase Puts (Company may sell euro/buy USD)
Euro	$10.2	1.31-1.36	$1.0	Q4 2005
Purchase Puts (Company may sell BRL/buy USD)
Brazilian Real	$5.0	2.29-2.39	$—	Q4 2005
Purchase Puts (Company may sell MXP/buy USD)
Mexican Peso	$0.5	10.87	$—	Q4 2005
      Foreign exchange forward contracts are used to protect against changes in the functional currency equivalent value of inter-company or third party nonfunctional currency payables or receivables. The fair value of forward contracts is based on third-party bank quotes.
      The following table provides information about the details of our forward contracts used to hedge intercompany loans and other foreign exchange exposures. These forward contracts are renewed and adjusted monthly to coincide with the rollover and any changes in the amount of intercompany loans and foreign exchange exposures.

	Contract	Forward		Contract
Foreign Currency	Date	Position	Maturity Date	Rate	Fair Value

		(In millions)			(In millions)

At September 30, 2005
Buy SEK sell USD	9/29/2005	$2.4	10/31/2005	7.80	$2.4
Buy EUR sell USD	9/29/2005	$0.9	10/31/2005	1.20	$0.9
Buy GBP sell USD	9/29/2005	$3.2	10/31/2005	1.76	$3.2
Buy YEN sell USD	9/29/2005	$19.2	10/31/2005	112.51	$19.1
Buy KRW sell USD	9/29/2005	$1.5	10/31/2005	1,033.80	$1.5
Buy JPY sell USD	9/29/2005	$4.0	10/31/2005	113.07	$4.0
Buy INR sell USD	9/29/2005	$5.3	10/31/2005	44.05	$5.3
Buy CNY sell USD	9/29/2005	$15.0	10/31/2005	8.07	$15.0
Buy CAD sell Euro	9/29/2005	$1.5	10/31/2005	1.42	$1.6
Buy NZD sell Euro	9/29/2005	$0.4	10/31/2005	1.76	$0.4
Buy AUD sell Euro	9/29/2005	$0.8	10/31/2005	1.59	$0.8
Buy TWD sell Euro	9/29/2005	$3.3	10/31/2005	39.94	$3.3
Buy NOK sell Euro	9/29/2005	$0.5	10/31/2005	7.82	$0.5
Buy USD sell Euro	9/29/2005	$0.7	10/31/2005	1.20	$0.7
Buy Euro sell USD	9/28/2005	$13.9	10/31/2005	1.20	$14.0
Buy HUF sell Euro	9/29/2005	$0.2	10/31/2005	249.03	$0.2
Buy EUR sell USD	9/29/2005	$6.4	10/31/2005	1.20	$6.4
Buy Euro sell SEK	9/29/2005	$0.6	10/31/2005	9.38	$0.6
      All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At September 30, 2005, the total amount of our foreign subsidiary cash was $82.1 million, of which $9.4 million was invested in U.S. dollars.
Interest Rate Risk
      We use interest rate swaps to hedge the interest rate exposure on the variable interest rate associated with our senior credit facility. They provide protection in the event the LIBOR rates fluctuate. Interest rate swaps are designated as cash flow hedges. The table below describes the interest rate swap that was outstanding:

	Notional			Maturity
Interest Rate	Amount	Average Rate	Fair Value	Date

	(In millions)		(In millions)
At September 30, 2005
Interest rate swap	$125.0	4.16%	Current $0.44	1/28/2008
Non-Current $0.17

      The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of September 30, 2005. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at September 30, 2005. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate (in millions)	$—	$—	$—	$—	$—	$0.1	$0.1	$0.1
Average Interest Rate							11.75%
Variable Rate (in millions)	$0.3	$1.2	$1.2	$1.2	$1.2	$113.9	$119.0	$119.0
Average Interest Rate							5.41%
Fixed Rate (in millions)	$—	$—	$—	$—	$—	$165.0	$165.0	$179.0
Average Interest Rate							9.5%
      Under the $200.0 million term loan, the Company is obligated to enter into (for a minimum of three years after December 21, 2004) an interest rate hedge for up to 25% of the aggregate principal amount of the term loan. On February 24, 2005 the Company entered into an interest rate swap, as discussed above, to fulfill this obligation.

Item 4.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures
      Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the fiscal quarter covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act.
Changes in Internal Control Over Financial Reporting
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

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	risk of improper action by Chinese employees or international distributors in violation of Chinese law;

•	changing consumer preferences and demands;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program;

•	risks associated with operating internationally, including foreign exchange risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	product liability claims;

•	uncertainties relating to the application of transfer pricing and similar tax regulations; and

•	taxation relating to our distributors.
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
      None.
Item 3.     Defaults Upon Senior Securities
      None.
Item 4.     Submission of Matters to a Vote of Security Holders
      None.
Item 5.     Other Information
      (a) None.
      (b) None.

Item 6.	Exhibits
      Exhibit Index:

Exhibit
Number	Description	Reference

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1	Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(a)
4.2	Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9 1/2% Notes due 2011	(a)
4.3	Form of Share Certificate	(d)
9.1	Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
9.2	Voting Agreement, dated as of December 31, 2004 by and among Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund, Ltd., on the one hand, and CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC,, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC on the other hand	(f)

Exhibit
Number	Description	Reference

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2	Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10.3	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.4	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10.6	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.8	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification	(a)
10.10	Agreement for Retention of Legal Services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert A. Sandler	(a)
10.11	Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.12	Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.13	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.14	Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10.15	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10.16	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.17	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10.18	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10.19	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10.20	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10.21	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)
10.22	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

Exhibit
Number	Description	Reference

10.23	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10.24	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.25	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)
10.26	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)
10.27	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)
10.28	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10.29	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.30	Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)
10.31	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.32	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.33	Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.34	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.35	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10.36	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10.37	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)
10.38	Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.39	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.40	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.41	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10.42	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.43	Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.44	Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)

Exhibit
Number	Description	Reference

10.45	Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.46	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10.47	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10.48	Form of Stock Bonus Award Agreement	(e)
10.49	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10.50	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10.51	Credit Agreement, dated as of December 21, 2004, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party hereto, and certain lenders and agents named therein.	(g)
10.52	Security Agreement, dated as of December 21, 2004, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent.	(g)
10.53	First Amendment to Credit Agreement, dated as of April 12, 2005, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(g)
10.54	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(h)
10.55	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i)
10.56	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i)
10.57	Second Amendment to Credit Agreement, dated as of August 19, 2005, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(k)
10.58	Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(l)
10.59	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.		*
31.1	Certification of Chief Executive Officer		*
31.2	Certification of Chief Financial Officer		*
32.1	Certificate Pursuant to Section 906 of the Sarbanes-Oxley Act		*

Exhibit
Number	Description	Reference

99.1	Disposition Agreement dated as of December 13, 2004 is by and among Whitney V, L.P., a Delaware limited partnership, Whitney Strategic Partners V, L.P., a Delaware limited partnership, Whitney Private Debt Fund, L.P., a Delaware limited partnership and Green River Offshore Fund, Ltd., a Cayman Islands company on the one hand, and CCG Investments (BVI), L.P., a British Virgin Islands limited partnership, CCG Associates-QP, LLC, a Delaware limited liability company, CCG Associates-AI, LLC, a Delaware limited liability company, CCG Investment Fund-AI, LP, a Delaware limited partnership, CCG AV, LLC-Series C, a Delaware limited liability company, CCG AV, LLC-Series E, a Delaware limited liability company and CCG CI, LLC a Delaware limited liability company on the other hand.	(d)

*	Filed herewith.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 9, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on August 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
(Registrant)

By:	/s/ Richard Goudis

Richard Goudis
Chief Financial Officer
Date: November 7, 2005