Form 10-K
period 2005-12-31
HERBALIFE LTD.
filed 2006-02-28
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 69,949,152 common shares outstanding as of February 22, 2006. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $571 million as of June 30, 2005, based upon the last reported sales price on the New York Stock Exchange on that date of $21.61.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2005, are incorporated by reference in Part III of this Form.

*	C/O Principal Financial and Accounting Officer of Herbalife International, Inc.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	risk of improper action by Chinese employees or international distributors in violation of Chinese law;

•	changing consumer preferences and demands;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program;

•	risks associated with operating internationally, including foreign exchange risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing and similar tax regulations;

•	taxation relating to our distributors; and

•	product liability claims.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Financial Statements and the related notes.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-

looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

The Company

Unless otherwise noted, the terms “we,” “our,” “us,” “Company,” “Herbalife” and “Successor” refer to Herbalife Ltd. and its subsidiaries, including WH Capital Corporation (“WH Capital Corp.”) and Herbalife International, Inc. (“Herbalife International”) and its subsidiaries for periods subsequent to Herbalife International’s acquisition on July 31, 2002 by an investment group led by Whitney & Co., LLC and Golden Gate Private Equity, Inc. (the “Acquisition”), and the terms “we,” “our,” “us,” “Company” and “Predecessor‘ refer to Herbalife International before the Acquisition for periods through July 31, 2002. Herbalife is a holding company, with substantially all of its assets consisting of the capital stock of its indirect, wholly-owned subsidiary, Herbalife International.

PART I

Item 1.	BUSINESS

GENERAL

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.6 billion for the fiscal year ended December 31, 2005. We sell our products in 60 countries through a network of over one million independent distributors. In China, in order to comply with recently enacted legislation, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 26-year company history.

We offer products in three primary categories: weight management, inner nutrition and Outer Nutrition®. Our weight management product portfolio includes meal replacements, weight-loss accelerators, appetite suppression products and a variety of healthy snacks. In 2003, we introduced Niteworkstm, which supports energy and vascular and circulatory health. In March 2004, we launched the ShapeWorkstm weight management program, an enhancement to our best-selling Formula 1 weight management product, which personalizes protein intake and includes a customized meal plan. Our collection of inner nutrition products consists of dietary and nutritional supplements, each containing quality herbs, vitamins, minerals and natural ingredients in support of total well-being and long-term good health. In 2005, we entered into the high growth energy drink category in the U.S. and Canada with the introduction of Liftoff tm — an innovative, effervescent energy product. Our Outer Nutrition® products include skin cleansers, moisturizers, lotions, shampoos and conditioners, each based on botanical formulas to revitalize, soothe and smooth body, skin and hair. In 2005, we upgraded and expanded our personal care line with the introduction of NouriFusiontm. This product line utilizes vitamin A, C and E to provide benefits to the skin. Weight management, inner nutrition and outer nutrition accounted for 43.4%, 41.4% and 10.4% of our net sales in fiscal year 2005, respectively.

We have significantly increased our emphasis on scientific research in the fields of weight management and nutrition over the past three years. We believe that our focus on nutrition science will continue to result in meaningful product enhancements that differentiate our products in the marketplace. Our research and development organization combines the experience of product development scientists within our Company with an external team including world-renowned scientists. Additionally, we contributed to the establishment of the Mark Hughes Cellular and Molecular Nutrition Lab at UCLA (the “UCLA Lab”), which is an independent lab devoted to the advancement of nutrition science. We introduced Niteworkstm, a cardiovascular product developed in conjunction with Louis Ignarro, Ph.D., a Nobel Laureate in Medicine in 2003 and, in March 2004, we introduced ShapeWorkstm, a comprehensive weight management program based on the clinical experience and the 15 years of meal replacement research of David Heber, M.D., Ph.D., Professor of Medicine and Public Health at the UCLA School of Medicine, Director of the UCLA Center for Human Nutrition and Director of the UCLA Center for Dietary Supplement Research in Botanicals.

We have a 17-member Scientific Advisory Board, comprised of world-renowned scientists, and a Medical Advisory Board consisting of leading scientists and medical doctors. We consult with these professionals on the advancements in the field of nutrition science. Additionally, our Medical Advisory Board provides training on product usage and gives health-news updates through Herbalife literature, the internet and live training events around the world. The boards, both chaired by Dr. David Heber, support our internal product development team by providing expertise on obesity and human nutrition, conducting product research and advising on product concepts.

We believe that the direct-selling channel is ideally suited to marketing our products, because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact may enhance consumers’ nutritional and health education and motivate consumers to begin and maintain wellness and weight management programs. In addition, by using our products themselves, distributors can provide first-hand testimonials of product effectiveness, which often serve as a powerful sales tool.

We are focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative products to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue entrepreneurial, full and part-time, employment opportunities. Our distributors, who are all independent contractors, can profit from selling our products and can also earn royalties and bonuses on sales made by the distributors whom they recruit to join their sales organizations.

We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local, national and international Company-sponsored sales events and Extravaganzas. We are committed to providing professionally designed educational training materials that our distributors can use to enhance recruitment and maximize their sales. We and our distributor leadership conduct thousands of training sessions annually throughout the world to educate and motivate our distributors. These training events teach our distributors not only how to develop invaluable business-building and leadership skills, but also how to differentiate our products with their consumers. Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. In addition, our internet-based Herbalife Broadcasting Network delivers worldwide, educational, motivational and inspirational content, including addresses from our CEO. Our efficient and effective distribution, logistics and customer care support system assists our distributors by providing same day, or next-day sales capabilities and support services. We further aid our distributors by generating additional demand for our products through traditional marketing and public relations methods, such as through television ads, sporting event sponsorships and endorsements.

We were founded in 1980 by Mark Hughes. In 2002, we were acquired by an investment group led by Whitney & Co. LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate Capital”) (together, the “Equity Sponsors”). To consummate this acquisition, Whitney and Golden Gate Capital and their affiliates formed a new holding company called WH Holdings (Cayman Islands) Ltd., a Cayman Islands exempted limited liability company (which has since been renamed Herbalife Ltd.), and several new direct and indirect wholly owned subsidiaries of that holding company, including an acquisition vehicle called WH Acquisition Corp., a Nevada corporation, in order to acquire us. On July 31, 2002, WH Acquisition Corp. acquired us pursuant to an Agreement and Plan of Merger we entered into on April 10, 2002. As a result of the acquisition, we became a privately held company and were delisted from the NASDAQ National Market at that time.

In December 2004, we and certain shareholders sold a total of 16.7 million of our common shares in our initial public offering, and our common shares have since been listed on the New York Stock Exchange (the “NYSE”) under the symbol “HLF.”

In December 2005, Herbalife completed a secondary public offering of 13 million common shares held by certain existing shareholders. The selling shareholders received all net proceeds from the sale of common shares sold in this offering. Accordingly, Herbalife did not receive any proceeds from the sale of such common shares.

Our Competitive Strengths

We believe that our success stems from our ability to motivate our distributor network with a range of quality, innovative and efficacious products that appeal to consumer preferences for healthy living. We have been able to achieve sustained and profitable growth by capitalizing on the following competitive strengths:

Distributor Base.  We have over one million distributors, including over 334,000 supervisors as of December 2005. Our compensation system encourages distributors to remain active in the business and to build down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest levels within our distributor network, specifically our President’s Team and Chairman’s Club, are responsible for their organization’s generation of a substantial portion of our sales and for recruiting a substantial number of our distributors.

Product Portfolio.  We are committed to building distributor, customer and brand loyalty by providing a diverse portfolio of health-oriented and wellness products. As of December 31, 2005, we had 146 products encompassing over 3,000 SKUs across our three primary product categories. The breadth of our product offerings enables our distributors to sell a comprehensive package of products designed to simplify weight management and nutrition. We continually review and if necessary improve upon our product formulations, many of which have been in existence for years, based upon developments in nutrition science. We believe that the longevity and variety in our product portfolio significantly enhances our distributors’ abilities to build their businesses.

Nutrition Science-Based Product Development.  We have significantly increased our emphasis and investment in science-based product development in the fields of weight management, nutrition, and personal care during the past three years. We have an internal team of scientists dedicated to continually evaluating opportunities to enhance our existing products and to develop new science-based products. These new product development efforts are reviewed by prominent doctors and scientists who constitute our Scientific Advisory Board and Medical Advisory Board. In addition, in the past three years we provided donations to assist in the establishment of the UCLA Lab. We believe that the UCLA Lab provides opportunities for Herbalife to access cutting-edge science in herbal research and nutrition.

Scalable Business Model.  Our business model enables us to grow our business with moderate investment in our infrastructure and other fixed costs. With the exception of our China business, we require no company-employed sales force to market and sell our products, we incur no direct incremental cost to add a new distributor in our existing markets, and our distributor compensation varies directly with sales. In addition, our distributors bear the majority of our consumer marketing expenses, and supervisors sponsor and coordinate a large share of distributor recruiting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of our multiple third party manufacturing relationships and our global footprint of in-house distribution centers.

Geographic Diversification.  We have a proven ability to establish our network marketing organization in new markets. Since our founding 26 years ago, we have expanded into 60 countries, including 18 countries in the last seven years. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political or social instability or for company specific reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market.

Experienced Management Team.  The management team is led by Michael O. Johnson who became our Chief Executive Officer after spending 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International. Since joining our Company, Mr. Johnson has assembled a team of experienced executives, including Gregory Probert, President and Chief Operating Officer and formerly Chief Executive Officer of DMX Music and Chief Operating Officer of The Walt Disney Company’s Buena Vista Home Entertainment division; Richard Goudis, Chief Financial Officer and formerly Chief Operating Officer of Rexall Sundown; and Brett R. Chapman, General Counsel and formerly Senior Vice President and Deputy General Counsel of The Walt Disney Company. In addition, Steve Henig, Ph.D., formerly Senior Vice President of Ocean Spray Cranberries, Inc., joined the Company in 2005 as Chief Scientific Officer with responsibility for our product research and development.

Our Business Strategy

We believe that our network marketing model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our distributor base by pursuing the following strategic initiatives:

Distributor Strategy.  We continue to increase our investment in events and promotions as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We will attempt to globalize best-practice business methods, such as Nutrition Clubs and the Total Plan, to enable our distributors to improve their penetration in existing markets. We have also created marketing programs, such as Generation H for our under 30 year old distributors, to help us better target important subsegments of the distributor and consumer population. Additionally, in 2005 we introduced BizWorks, our Company’s new business system which will assist our distributors in building their businesses more efficiently while better servicing their existing customers. And finally, to increase brand awareness among potential customers and distributors, we have entered into marketing alliances, created “Team Herbalife” and began allowing our distributors to utilize the Herbalife brand logo in their marketing efforts.

Direct-to-Consumer Strategy.  We believe this strategy complements our distributors’ existing business opportunities and it should build a longer-term, more sustainable customer base. We believe that providing direct sales of our science-based products to end customers via the Internet, while maintaining the financial and business relationship between the customer and distributor, should allow distributors to increase retailing, improve recruiting and retain customers while leveraging our order taking, distribution, shipping, and collections resources. In consultation with distributor leadership, we introduced Liftoff.com in December 2005, to allow for a direct sale to end consumers via the internet of Liftofftm, our effervescent energy product. We plan to further expand the e-commerce direct-to-consumer platform in 2006.

Product Strategy.  We are committed to providing our distributors with unique, innovative products to help them increase sales and recruit new distributors. On an ongoing basis we will augment our product portfolio with additional science-based products and, as appropriate, will bundle products addressing similar health concerns into packages and programs. We are establishing a core set of products that will be available in all markets around the world. We are also empowering regional and country managers to develop unique products that are specific to their markets which should ensure that local consumer needs can be met. Additionally, each year we plan to have “mega launches” of products and/or programs which should generate continual excitement among our distributors, and which could add to the core set of products. These “mega launches” will generally target specific market segments deemed strategic to us, such as a children’s line to target stay-at-home moms and a sports and fitness line to target consumers who have active lifestyles.

China Strategy.  While we plan to expand into new markets each year, expanding in China represents a significant growth opportunity for us. In August 2005, China published direct sales and anti-pyramiding regulations that became effective in December 2005. We believe that China could become one of the largest direct-selling markets in the world over the next several years. To address this opportunity, we have assembled a management team with direct selling experience, secured a headquarters location in Shanghai, expanded our manufacturing capacity in our Suzhou China factory, and we are in the process of opening retail locations and registering additional products. In 2005, we opened 14 retail stores in 7 key provinces.

Infrastructure Strategy.  In 2003, we embarked upon a strategic initiative to significantly upgrade our technology infrastructure globally. We are implementing an Oracle enterprise-wide technology solution, with a scalable and stable open architecture platform, to enhance our efficiency and productivity as well as that of our distributors. In addition, we are upgrading our internet-based marketing and distributor services platform with tools such as BizWorks and MyHerbalife.com and we have invested in business intelligence tools to enable better analysis of our business. We expect these initiatives to be substantially complete by 2008. Additionally, we are investing in our employees through a comprehensive and global organizational development program which was initiated in 2005.

Product Overview

For 26 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health, and experience life-changing results. We have built our heritage on developing formulas that blend the best of nature with innovative techniques from nutrition science, appealing to the growing base of consumers seeking differentiated products and who desire a healthier lifestyle.

As of December 31, 2005, we marketed and sold 146 products encompassing over 3,000 SKUs through our distributors and had approximately 1,750 trademarks globally. We group our products into three categories: weight management, inner nutrition, and Outer Nutrition®. Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men, mature adults, sports enthusiasts, as well as weight-loss and weight-management customers and individuals looking to enhance their overall well-being.

The following table summarizes our products by product category. The net sales figures are for the year ended December 31, 2005.

Product Category	Description	Representative Products

Weight Management (43.4% of 2005 net sales)	Meal replacements, weight-loss accelerators and a variety of healthy snacks	Formula 1 Personalized Protein Powder Total Control® High Protein Bars and Snacks
Inner Nutrition (41.4% of 2005 net sales)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Niteworkstm Garden 7 tm Aloe Concentrate Liftoff tm
Outer Nutrition® (10.4% of 2005 net sales)	Skin cleansers, moisturizers, lotions, shampoos and conditioners	Skin Activator® Cream Radiant C tm Body Lotion Herbal Aloe Everyday Shampoo NouriFusiontm

Weight management

Our weight-management products include the following:

•	Formula 1 Protein Drink Mix, a meal-replacement protein powder available in multiple flavors;

•	Formula 2 Multivitamin-Mineral & Herbal Tablets, which provide essential vitamins and nutrients and are part of our weight-management programs;

•	Personalized Protein Powder, a soy and whey protein source developed to be added to our meal replacements to boost protein intake and decrease hunger;

•	weight-loss accelerators, including Total Control®, which address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss; and

•	healthy snacks, formulated to provide between-meal nutrition and satisfaction.

Our best-selling Formula 1 meal replacement product has been part of our basic weight management program for 26 years and generated approximately 27.4% of our retail sales in 2005. In March 2004, we introduced ShapeWorkstm, a personalized protein-based meal replacement program based on the clinical experience and 15 years of meal replacement research of Dr. David Heber, Director of the UCLA Center for Human Nutrition. The ShapeWorkstm program incorporates several of our leading weight management products. Our distributors help identify body type, analyze lean body mass, and customize a ShapeWorkstm program that can help increase metabolism and control hunger.

Inner nutrition

We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. Each of these supplements contains quality herbs, vitamins, minerals and other natural ingredients and focuses on specific lifestages and lifestyles of our customers, including women, men, children, mature adults, and athletes. For example, in 2003, we introduced Niteworkstm, a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro. Niteworkstm supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Another product, Garden 7 tm, is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables, has anti-oxidant and health-boosting properties, and comes in convenient daily packs which can make nutrition simple. In 2005, we entered into the high growth energy drink category in the U.S. and Canada with the introduction of Liftoff tm — an innovative, effervescent energy product.

Outer Nutrition®

Our Outer Nutrition® products complement our weight-management and inner nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women under the brand names Radiant C tm and Skin Activator®, among others. For example, our Radiant C tm Daily Skin Booster is designed to harness the antioxidant power of vitamin C in a light gel-cream to help seal in moisture and minimize the appearance of fine lines and wrinkles. In addition, we offer Skin Activator®, an advanced cream based on glucosamine, almond oil, green tea and sugar that is also designed to reduce the appearance of fine lines and wrinkles, help skin regain a smoother, firmer appearance, and protect from dryness. In 2005 we upgraded and expanded our personal care line with the introduction of NouriFusiontm. This product line utilizes vitamin A, C, and E to provide benefits to the skin.

Literature, promotional and other products

We also sell literature and promotional materials, including sales aids, informational audiotapes, videotapes, CDs and DVDs designed to support our distributors’ marketing efforts, as well as start-up kits called “International Business Packs” for new distributors. For the year ended December 31, 2005, $75.9 million or 4.8% of our net sales were derived from literature and promotional materials. In 2005 we introduced BizWorks, an internet based subscription toolset for distributors that enhances the on-line experience and improves their productivity.

Product Development

We are committed to providing our distributors with unique, innovative science-based products to help them increase retail sales, and recruit and retain additional distributors. We believe this is accomplished by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists collaborate with the Company’s Scientific Advisory Board and Medical Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to effect a successful development and launch of the product.

We are focused on improving and enhancing our products through our product development efforts. With regard to the weight management and inner nutrition categories, new product development involves all of our product strategies groups including the product marketing, licensing, manufacturing, medical affairs, scientific affairs, technical services and quality control groups. Product development generally begins with a review of product or ingredient ideas by our scientific affairs group overseeing product design and feasibility research, and the technical services group overseeing scientific substantiation (evaluation of safety and efficacy), expert reviews and related product research. Product designs are transferred to technical services for development at the pre-prototype phase, but technically complex products are often taken to prototype phase by scientific affairs before transfer. The technical services group then develops the manufacturing specifications/technology transfer package, which often requires development of a prototype, and tests product stability. Prototypes are developed using contract facilities, with oversight by either scientific affairs or technical services, as appropriate. The quality control group, with support from the technical services group, is responsible for analytical methods development for ingredient label claims and manufacturing product release. Manufacturing is generally out-sourced to qualified vendors, although some products are manufactured at our China manufacturing facility. Product quality assurance is the responsibility of our quality control group. Concurrent with the technical evaluation and development of our products, our marketing teams work with our distributors strategy and planning teams to develop sales materials, training and education programs, and product testimonials to support new product launches.

With regard to the Outer Nutrition® category, new product development involves undertaking market trend and competitor assessment. We then undertake ideation, which involves creating ideas that fill our needs or our gaps but that conform with our overall business strategy. We test final ideas with our distributors via global quantitative testing. Those ideas that have high retail potential and high personal use potential are considered for development. We then initiate development and undertake sensory tests and home use tests to determine if we need to make any aesthetic improvements. Next, we test products in clinical trials or with expert panels for efficacy, safety and claim substantiation. Finally, we scale up for launch, complete stability and launch.

During the past three years, we have significantly increased our emphasis on the science of weight management and nutrition. This is illustrated by our assembly of a dedicated internal product development team composed of leading scientists as well as our recent establishment of a Scientific Advisory Board and Medical Advisory Board. Our Scientific Advisory Board is comprised of 17 renowned international scientists who are experts in the fields of obesity and human nutrition, and who conduct product research and advise on product concepts. Members of this board include David Heber, M.D., Ph.D., Professor of Medicine and Public Health at the UCLA School of Medicine, Director of the UCLA Center for Human Nutrition and Director of the UCLA Center for Dietary Supplement Research in Botanicals, and Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology at the UCLA School of Medicine and Nobel Laureate in Medicine. In addition, our Medical Advisory Board is comprised of three leading scientists and medical doctors, who provide training on product usage and give health-news updates through Herbalife literature, the internet, and live training events around the world.

We believe that it is important to maintain our relationships with the members of our Scientific Advisory Board and Medical Advisory Board and to recognize the time and effort that they expend on our behalf. As a result, we have agreed to compensate the members of these advisory boards as follows. A consulting firm with which Dr. Ignarro is affiliated is entitled to receive a royalty on sales of (a) Niteworkstm, (b) certain “healthy heart” products, and (c) other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s consulting, promotional or endorsement services. We paid to the consulting firm, approximately $0.2 million, $0.9 million and $1.4 million in 2003, 2004 and 2005, respectively. In addition, we have made donations from time to time to UCLA to fund research and educational programs. We contributed $50,000 in 2003, $100,000 in 2004 and $100,000 in 2005 as part of this arrangement. Dr. Heber receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a consulting firm, with which Dr. Heber is affiliated, a quarterly consulting fee of $75,000. Members of our Scientific Advisory Board are compensated for their time and efforts in the following manner: (a) one member is a consultant to us whose compensation for service on the board is reflected in his consulting fees, and (b) ten members are paid an annual retainer of $5,000 plus travel expenses. In addition, each member of our Medical Advisory Board other than Dr. Heber (whose compensation is described above) receives a monthly retainer of $5,000, plus $3,000 for every day that they appear at a non-southern California distributor event and $2,000 for every day that they need to travel to such events.

Since 2002, we have contributed to the establishment of the UCLA Lab through a grant aggregating $500,000. Additionally, in 2004 we donated lab equipment and software to the UCLA Lab. UCLA agreed that the donations would be used to further research and education in the fields of weight management and botanical dietary supplements. While our direct relationship with UCLA is currently limited to conducting two ongoing clinical studies, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals.

In August 2005, we appointed Steve Henig, Ph.D. to the newly created post of Chief Scientific Officer, with responsibility for our product research and development function. Mr. Henig’s specific responsibilities include setting Herbalife’s R&D direction; product innovation and development; scientific and medical affairs; product safety and efficacy; and leadership of Herbalife’s Scientific Advisory Board, which is chaired by David Heber, M.D., Ph.D. Mr. Henig is a product innovator who brings more than two decades of experience in the development and marketing of nutrition products to Herbalife. He most recently served as Senior Vice President at Ocean Spray Cranberries, Inc. where he revitalized that company’s new products program and medical research program for Ocean Spray. He has also consulted with a number of leading companies, including POM Wonderful.

We believe our focus on nutrition science and our efforts at combining our internal research and development efforts with the scientific expertise of our Scientific Advisory Board, the educational skills of the Medical Advisory Board, and the resources of the UCLA Lab should result in meaningful product introductions and give our distributors and consumers increased confidence in our products.

Network Marketing Program

General

Our products are distributed through a global network marketing organization comprised of over one million independent distributors in 60 countries, except in China where, due to regulations, our sales are conducted through company operated retail stores, preferred customers, and employed sales management personnel. In addition to helping them achieve physical health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact between retail consumers and distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage to our distributors as compared with distributors in some other network marketing organizations.

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

Structure of the network marketing program

To become a distributor, a person must be sponsored by an existing distributor, except in China where no sponsorship is allowed, and must purchase an International Business Pack from us, except in South Korea, where there is no charge for a distributor kit. The International Business Pack is a distributor kit available in local languages. The kit comes in two sizes. The larger kit costs the local currency equivalent of about $75 and includes a can of ShapeWorkstm/Formula 1, several bottles of different nutritional supplements, booklets describing us, our compensation plan and rules of conduct, various training and promotional materials, distributor applications and a product catalog. The smaller version costs the local currency equivalent of about $50 and includes sample products and essentially the same print and promotional materials as included in the larger kit version. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product purchases or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must purchase products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. China has its own unique qualifying program. Volume points are point values assigned to each of our products that are equal in all countries and are based on the suggested retail price of U.S. products (one volume point equates to one U.S. dollar). Supervisors may then attain higher levels, (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle) and earn increasing amounts of royalty overrides based on purchases by distributors within their organizations and, for members of our Global Expansion Team and above, earn production bonuses on sales in their downline sales organizations. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest levels within our distributor network are responsible for their organization’s generation of a substantial portion of our sales and for recruiting a substantial number of our distributors.

The following table sets forth the number of our supervisors at the dates indicated:

	February*
	2001	2002	2003	2004**	2005

The Americas	55,465	62,737	67,921	75,359	87,925
Europe	42,419	47,230	51,290	70,239	65,104
Asia/Pacific Rim	43,230	40,423	35,637	31,790	38,524
Japan	23,589	22,013	18,287	13,946	9,547

Worldwide	164,703	172,403	173,135	191,334	201,100

*	In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified. For the latest twelve month re-qualification period ending January 2005, approximately 60 percent of our supervisors did not re-qualify and more than 90% of our distributors that are not supervisors turned over. Distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year. Supervisors who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. In order to increase retailing of our products, we have modified our requalification criteria to provide that any distributor that earns at least 4,000 volume points in any 12-month period can requalify as a supervisor and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings. For a supervisor to requalify and retain their distributor organization and associated earnings, they need to earn 4,000 volume points in one month or 2,500 volume points in two consecutive months.

**	In 2004, certain modifications were made to the re-qualification criteria resulting in approximately 19,000 additional supervisors, including approximately 9,000 related to a change in the business model in Russia.

Distributor earnings

Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices, depending on the distributors’ level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (a) royalty overrides, 15% of product retail sales in the aggregate, (b) production bonuses, 7% of product retail sales in the aggregate and (c) the Mark Hughes bonus, up to 1% of product retail sales in the aggregate. Royalty overrides together with the distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales.

Under the regulations recently published by the Government of China, direct selling companies will be limited to the payment of gross compensation to direct sellers of 30% of the revenue they generate through their own sales of products to consumers. The Company will incur substantial ongoing additional costs relating to the inclusion in the China business model of company operated retail stores, employed sales management personnel and company provided training and certification procedures for sales personnel, features not common elsewhere in our business model.

Distributors earn the right to receive royalty overrides upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

As noted above, our compensation plan offers distributors opportunities to achieve higher levels of potential earnings up to ultimately 73% of retail sales, through a combination of royalty overrides and distributor allowances. Each distributor’s success is dependent on two primary factors: the time, effort and commitment a distributor puts into his or her Herbalife business and the product sales made by a distributor and his or her sales organization.

Many of our non-supervisor distributors join Herbalife to obtain a 25% discount on our products and become a discount consumer or merely have a part-time income goal in mind. Consequently, non-supervisor earnings tend to be relatively low and are not tracked by the Company.

Distributor motivation and training

We believe that motivation and training are key elements in distributor success and that we and our distributor supervisors have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Annually, in each major territory or region, there is a three-day World Team School typically attended by 2,000 to 10,000 distributors that focuses on product and business development. Additionally, once a year in each region, we host an Extravaganza at which our distributors from around the world can come to learn about new products, expand their skills and celebrate their success. In 2005, we conducted a worldwide extravaganza in celebration of the Company’s 25th anniversary, in Atlanta where more than 34,000 distributors attended. Additional regional events were held in 2005 in Mexico City, Sao Paulo and Japan.

In addition to these training sessions, we have our own “Herbalife Broadcast Network” that we use to provide distributors continual training and the most current product and marketing information. The Herbalife Broadcast Network can be seen on the internet.

Distributor reward and recognition is a significant factor in motivating our distributors. Each year, we invest over $40 million in regional and worldwide promotions to motivate our distributors to achieve and exceed both sales and recruiting goals. Examples of our worldwide promotions are our 25th Anniversary Cruise that took place in April 2005, under which distributors qualified to receive a cruise vacation, and our Atlanta Challenge, under which distributors earned rewards for exceeding their prior year base-line performance. In Atlanta, the Company introduced a Worldwide Cup Promotion that was the primary promotion for 2005.

Geographic Presence

As of December 31, 2005, we conducted business in 60 countries located in the Americas, Europe, Asia/Pacific Rim (excluding Japan) and Japan. The following charts sets forth the countries we have opened and currently operate in as of December 31, 2005, the year in which we commenced operations in those countries and net sales information by region for the past three fiscal years.

Year
Country	Entered

Europe*
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005

Year
Country	Entered

The Americas
USA	1980
Canada	1982
Mexico	1989
Venezuela	1994
Dominican Republic	1994
Argentina	1994
Brazil	1995
Chile	1997
Jamaica	1999
Panama	2000
Colombia	2001
Bolivia	2004
Asia/Pacific Rim and Japan
Australia	1983
New Zealand	1988
Japan	1989
Hong Kong	1992
Philippines	1994
Taiwan	1995
Korea (South)	1996
Thailand	1997
Indonesia	1998
India	1999
China	2001
Macau	2002
Singapore	2003

*	Europe includes Africa and Middle Eastern countries.

					Number of
				Percent of	Countries
	Year Ended December 31,			Total Net Sales	December 31,
Geographic Region	2003	2004	2005	2005	2005

The Americas	$424.4	$468.2	$681.7	43.5%	12
Europe	448.2	536.2	545.3	34.8%	35
Asia/Pacific Rim (excluding Japan)	167.5	206.5	245.1	15.6%	12
Japan	119.3	98.8	94.7	6.1%	1

Total	$1,159.4	$1,309.7	$1,566.8	100.0%	60

Over the most recent five years, the top six countries of each year have gone from representing approximately 69% of net sales in 2001 to 56% of net sales in 2005 reflecting our broad geographical diversification.

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

Manufacturing and Distribution

All of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies, with the exception of products distributed in and sourced from China, where we have our own manufacturing facility. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 40% of our product purchases in 2005. In addition, each of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We also have our own quality control lab in which we routinely test products received from vendors. We have established excellent relationships with our manufacturers and have obtained improvements in supply services, product quality and product delivery. Historically, we have not been subject to material price increases by our suppliers, and we believe that in the event of price increases, we have the ability to respond to a portion of the price increases by raising the prices of our products. We own the proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements.

In order to coordinate and manage the manufacturing of our products, we utilize a significant demand planning and forecasting process that is directly tied to our production planning and purchasing systems. Using this sophisticated planning software and process allows us to balance our inventory levels to provide exceptional service to distributors while minimizing working capital and inventory obsolescence.

Our global distribution system features centralized distribution and telephone ordering systems coupled with storefront distributor service centers. Our major distribution warehouses have been automated with “pick-to-light” picking systems which consistently deliver over 99.5% order accuracy and handling systems that provide for inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day. We have central sales ordering facilities for answering and processing telephone orders. Operators at such centers are capable of conversing in multiple languages.

Our products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles and Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center, our Memphis distribution center or from our Dallas sales center. Nutrition products manufactured in countries globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Our Outer Nutrition® products are predominantly manufactured in Europe and the United States. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

Product Return and Buy-Back Policies

In most markets, our products include a customer satisfaction guarantee. Under this guarantee, within 30 days of purchase, any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it to the distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, distributors may obtain replacements from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition generally within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing, in that it offers monetary protection to distributors who want to exit the business.

Historically, product returns and buy-backs have not been significant and have been steadily declining over these reporting periods. Product returns, refunds and buy-back expenses approximated 1.9%, 1.1%, and 1.0% of retail sales in 2003, 2004 and 2005, respectively.

Management Information, Internet and Telecommunication Systems

In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information, internet and telecommunication systems. These systems include: (1) a centralized host computer managed by Hewlett Packard in Colorado, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access and hosts our legacy operating systems and our new Oracle platform; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Northern Telecom Meridian telecommunication system in most of our markets; (5) a fully integrated Oracle supply chain management system that has been installed in our distribution centers; and (6) internet websites to provide a variety of online services for distributors (status of qualifications, meeting announcements, product information, application forms, educational materials and, in the United States, sales ordering capabilities). These systems are designed to provide financial and operating data for management, timely and accurate product ordering, royalty override payment processing, inventory management and detailed distributor records. We intend to continue to invest in our systems in order to strengthen our operating platform.

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

Products.  In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the FDA, (2) the Federal Trade Commission (“FTC”), (3) the Consumer Product Safety Commission (“CPSC”), (4) the United States Department of Agriculture (“USDA”), (5) the Environmental Protection Agency (“EPA”), (6) the United States Postal Service, (7) United States Customs and Border Protection, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of conventional foods, dietary supplements, cosmetics and over-the-counter (“OTC”) drugs, such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice (“cGMP”) regulations for the preparation, packing and storage of foods and OTC drugs. On March 7, 2003, the FDA released for comment its proposed cGMP’s for dietary supplements. If the FDA issues the final cGMPs for dietary supplements in 2006, as the FDA now expects, we will have up to one year to ensure compliance. We expect to see an increase in certain manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

Most OTC drugs are subject to FDA Monographs that establish labeling and composition for these products. Our products must comply with these Monographs, and our manufacturers must list all products with the FDA and follow cGMP. Our cosmetic products are regulated for safety by the FDA, which requires that ingredients meet industry standards for non-allergenicity and non-toxicity. Performance claims for cosmetics may not be “therapeutic.”

The U.S. 1994 Dietary Supplement Health and Education Act (“DSHEA”) revised the provisions of the Federal Food, Drug and Cosmetic Act (“FFDCA”) concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure or function claims, must have substantiation in their possession that the statements are truthful and not misleading. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods or food supplements.

In January 2000, the FDA issued a regulation that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure or function claims. During 2004, the FDA issued a guidance, paralleling an earlier guidance from the FTC, defining a manufacturers obligations to substantiate structure/function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of regulatory action. A number of states restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids. As a result of these state regulations, we stopped sales of its dietary supplements containing botanical sources of ephedrine alkaloids due to a shift in consumer preference for “ephedra free products” and a significant increase in products liability insurance premiums for products containing botanical sources of ephedrine group alkaloids. On December 31, 2002, we ceased sales of Thermojetics® original green herbal tablets containing ephedrine alkaloids derived from Chinese Ma huang, as well as Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets (the latter two containing the herb Sida cordifolia which is another botanical source of ephedrine alkaloids). On February 6, 2004, the FDA published a rule finding that dietary supplements containing ephedrine alkaloids present an unreasonable risk of illness or injury under conditions of use recommended or suggested in the labeling of the product, or, if no conditions of use are suggested in the labeling, under ordinary conditions of use, and are therefore adulterated.

The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of our Thermojetics® original green tablet. These reports are among thousands of reports of adverse reactions to these products sold by other companies.

As a further outgrowth of the FDA ephedra safety review, the FDA, in January 2004, announced that it would undertake a review of the safety of the herb Citrus aurantium. We had previously used Citrus aurantium in the ShapeWorkstm total control and Thermojetics® green ephedra-free dietary supplements sold in the United States and in a number of international markets. Unconfirmed reports of serious adverse events, reportedly associated with Citrus aurantium, were disclosed by the FDA to the New York Times during April 2004. Under the Freedom of Information Act, we obtained a copy of those anecdotal serious adverse event reports. No Herbalife dietary supplement containing Citrus aurantium was cited by the FDA. Indeed, many cited products from other companies did not even contain Citrus aurantium. Nonetheless, we decided to reformulate our products and within the United States no longer market dietary supplements containing Citrus aurantium. Internationally, due to longer product registration lead times, we are in the process of reformulating our foreign products containing Citrus aurantium and expect to complete such reformulation by the end of 2006.

The FDA’s decision to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed “weaknesses” within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance existing or new legislation during the 109th Congress to amend or repeal DSHEA. We currently expect to see the following: (1) calls for mandatory reporting of serious adverse event reports for supplements; (2) premarket approval for safety and effectiveness of dietary ingredients; (3) specific premarket review of dietary ingredient stimulants that are and will be used to replace ephedra; (4) reversal of the burden of proof standard which now rests on the FDA; and (5) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

On September 16, 2002, the FDA changed its policies for notifying companies of anecdotal adverse event reports for dietary supplements. Since then, to date we have received nine anecdotal special nutritional adverse events reports from the FDA. These anecdotal special nutritional adverse event reports describe a variety of reported complaints. While anecdotal redacted adverse event report documents do not always indicate which product(s) the consumer reportedly ingested, several adverse event reports, suggest the consumer ingested varying, sometimes unspecified, Herbalife products, including two products no longer sold by Herbalife, Thermojetics Original Green and Thermojetics Gold dietary supplements. The incidents occurred within varying intervals of time following the reported use of Herbalife products. As a result of our receipt of adverse event reports we may from time to time elect or be required to remove a product from a market, either permanently or temporarily. We are in the process of refining our processes for gathering and reporting “serious” dietary supplement adverse event reports in those markets where such reporting is required. Currently, this process is managed by our Scientific Affairs department in collaboration with our Medical Affairs department and our Distributor Relations Call Centers.

On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We evaluated this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of whom might not meet the new standards. It is important to note that the proposed final rule, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final regulation that is issued. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2009. However, the proposed final rule can be expected to result in additional costs and possibly the need to seek alternate suppliers.

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the Nutrition, Labeling and Education Act (“NLEA”), and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts (“GRAS”) or be approved as food additives under FDA regulations.

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek a favorable opinion of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

In 2005, Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, was sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors are closely cooperating with the Ministry of Health to facilitate this review. This review is ongoing and there can be no assurances as to the outcome.

The FTC, which exercises jurisdiction over the advertising of all of our products, has in the past several years instituted enforcement actions against several dietary supplement companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. These enforcement actions have often resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of expert endorsers and product clinical studies. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in the guide.

In Europe, a pending EU Health Claim regulation, now being discussed within the European Parliament, could, depending on amendments, have an adverse effect on existing product “wellness,” “well-being” and “good for you” claims presently made on existing product labeling, literature and advertising. We and our industry allies are vigorously working to address this pending debate in ongoing discussion with Parliamentarians and the European Commission.

In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; and (4) sales of products in markets in which the products have not been approved, licensed or certified for sale.

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

We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain ingredients that have been genetically modified (“GM”). In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GM ingredients has prompted proposed or actual governmental regulation. For example, the European Union has adopted a EC Regulation 1829/2003 affecting the labeling of products containing ingredients that have been genetically modified, and the documents manufacturers and marketers will need to possess to ensure “traceability’’ at all steps in the chain of production and distribution. This new regulation, which took effect in 2004, has been implemented by us and our contract manufacturers, resulting in modifications to our labeling, and in some instances, to some of our foods and food supplements sold in Europe. Differing GM regulations affecting us also have been adopted in Brazil, Japan, Korea, Taiwan and Thailand. We cannot anticipate the extent to which future regulations in our markets will restrict the use of GM ingredients in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, attempt to reformulate our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GM ingredients is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to be genetically modified and regulations in our markets significantly restricted the use of GM ingredients in our products, our business could be materially adversely affected.

In addition, in certain of our markets, there has been recent adverse regulatory and press attention to ingredients that may cause what is commonly referred to as mad cow disease (“BSE”). Certain of our products contain ingredients derived from bovine sources. We are not aware of any infection or contamination of any of our products by BSE. Should any such infection or contamination be detected, it could have a material adverse effect on our business. Additionally, if governments preclude importation of products from the U.S. containing bovine-derived ingredients, it could adversely impact product availability and/or future price. Further, even if no such infection or contamination is detected, adverse publicity concerning the BSE risk, or governmental or regulatory developments aimed at combating the risk of BSE contamination by regulating bovine products and/or by-products, could have a material adverse effect on our business.

We are also in the process of complying with recent regulations within the European Union, Australia, Brazil, Canada, China, Hong Kong, Japan, Taiwan, and Thailand affecting the use and/or labeling of irradiated raw ingredients. To date, we have dealt with irradiation compliance questions involving three products sold in the Netherlands and one product sold in Switzerland.

Compliance with GM, BSE and irradiation regulations can be expected to increase the cost of manufacturing certain of our products.

Network marketing program.  Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within our organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which distributors may earn royalty overrides on sales generated by distributors that were not directly sponsored by the distributor. When required by law, we obtain regulatory approval of our network marketing program or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

We also are subject to the risk of private party challenges to the legality of our network marketing program. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc. (“Omnitrition”) was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing program satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that we have meritorious defenses to the suit.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). Herbalife International had removed the lawsuit to federal court and the court remanded the lawsuit to state court. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act (the “TCPA”) and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife’s distributors are independent contractors and if any such distributors in fact violated the TCPA, they also violated Herbalife’s policies which require its distributors to comply with all applicable federal, state and local laws. The Company believes that we have meritorious defenses to the suit.

We are also subject to the risk of private party challenges to the legality of our network marketing program outside of the United States. Non-U.S. multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V. (“HIB”) on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. Currently, the lawsuit is in the pleading stage, and the plaintiffs filed their initial brief on September 27, 2005. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. The Company believes that we have meritorious defenses to the suit.

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

Compliance procedures.  As indicated above, Herbalife, our products and our network marketing program are subject, both directly and indirectly through distributors’ conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

Our general policy regarding acceptance of distributor applications from individuals who do not reside in one of our markets is to refuse to accept the individual’s distributor application. From time to time, exceptions to the policy are made on a country-by-country basis.

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

It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, we would attempt to devote the resources previously devoted to the market, to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long-term.

Trademarks and Proprietary Formulas

We use the umbrella trademarks Herbalife, Thermojetics, Dermajetics, and protect several other trademarks and trade names in connection with our products and operations, for example, Shapeworks. Our trademark registrations are issued through the United States Patent and Trademark Office and in comparable agencies in the foreign countries. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. For example, we have recently developed a new product in the energy supplement category for which we have sought (through our employees who invented this product) one or more patents for the formulation as a whole. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

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

We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, nutritional supplements, and personal care products, as well as other types of products. Some of our competitors are substantially larger than we are, and have considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our production bonus program, international sponsorship program and other compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors will be successful.

Executive Officers of the Registrant

Biographical information follows for each person who serves as an executive officer of the Company. The table sets forth certain information regarding these individuals. The information below is as of December 31, 2005.

			Officer
Name	Age	Position with the Company	Since

Michael O. Johnson	51	Chief Executive Officer, Director	2003
Gregory Probert	49	President, Chief Operating Officer	2003
Richard Goudis	44	Chief Financial Officer	2004
Brett R. Chapman	50	General Counsel	2003
Paul Noack	44	Chief Strategic Officer	2004
Steve Henig Ph.D.	63	Chief Scientific Officer	2005

Michael O. Johnson is Chief Executive Officer of the Company. Mr. Johnson joined the Company in April 2003 after 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, and also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon and The Movie Channel. Mr. Johnson is currently a director of Univision Communications, Inc., a television company serving Spanish-speaking Americans. Mr. Johnson received his Bachelor of Arts in Political Science from Western State College.

Gregory Probert is President and Chief Operating Officer of the Company. Mr. Probert joined the Company in August 2003, after serving as President and CEO of DMX MUSIC for over 2 years. Mr. Probert joined DMX MUSIC after serving as Chief Operating Officer of planet Lingo from January 2000 to November 2000, where he led the team that designed and built the company’s first product, an online conversational system for the $20 billion ESL market in Japan. Immediately prior to planet Lingo, Mr. Probert spent 12 years with The Walt Disney Company, where he most recently served as Executive Vice President and Chief Operating Officer for the $3.5 billion Buena Vista Home Entertainment worldwide business. Mr. Probert’s positions with The Walt Disney Company also included service as Executive Vice President and Managing Director of the International Home Video Division, Senior Vice President and Managing Director of Buena Vista Home Entertainment, Asia Pacific Region, based in Hong Kong, and Chief Financial Officer of Buena Vista International, Disney’s theatrical distribution arm, among others. Mr. Probert received his Bachelor of Science from the University of Southern California and his MBA from California State University, Los Angeles.

Richard Goudis joined the Company in June 2004, as Chief Financial Officer. From 1998 to 2001, Mr. Goudis was the Chief Operating Officer of Rexall Sundown, a Nasdaq 100 company that was sold to Royal Numico in 2000. After the sale to Royal Numico, Mr. Goudis had operations responsibility for all of Royal Numico’s U.S. investments, including General Nutrition Centers, or GNC, Unicity International and Rexall Sundown. From 2002 to May 2004, Mr. Goudis was a partner at Flamingo Capital Partners, a firm he founded with several retired executives from Rexall Sundown. Prior to working at Rexall Sundown, Mr. Goudis worked at Sunbeam Corporation and Pratt & Whitney.

Brett R. Chapman joined the Company in October 2003, as General Counsel and Secretary. Prior to joining the Company, Mr. Chapman spent thirteen years at The Walt Disney Company, most recently as Senior Vice President and Deputy General Counsel, with responsibility for all legal matters relating to Disney’s Media Networks Group, including the ABC Television Network, the company’s cable properties including The Disney Channel and ESPN, and Disney’s radio and internet businesses. Prior to working at The Walt Disney Company, Mr. Chapman was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Chapman received his Bachelor of Science and Master of Science in Business Administration from California State University, Northridge and his Juris Doctorate from Southwestern University School of Law.

Paul Noack joined the Company in January 2004, as Senior Vice President, Corporate Planning and Strategy and was most recently promoted to Chief Strategic Officer. Prior to joining the Company, Mr. Noack spent 3 years at DMX MUSIC as Senior Vice President and Chief Strategic Officer with responsibility for the company’s strategic alliances and international operations in Asia, Japan, Latin America and Canada. Prior to working at DMX MUSIC, Mr. Noack served as Senior Managing Director of Knightsbridge Holdings, a San Francisco based merchant banking company and spent 11 years at The Walt Disney Company. Mr. Noack holds a B.A. from St. Johns University.

Steve Henig, Ph.D. joined the Company in July 2005, as Chief Scientific Officer. Prior to joining the Company, Mr. Henig spent 6 years at Ocean Spray Cranberries, Inc., as Senior Vice President, technology and innovation with responsibility for the company’s new products program and medical research program. Prior to working at Ocean Spray Cranberries, Inc. Mr. Henig served as Senior Vice President, technology and marketing services at Con Agra’s Grocery products. Mr. Henig holds a Ph.D. in food science from Rutgers University, a M.S. in food and biotechnology and a B.S. in chemical engineering from Technion-Israel Institute of technology.

Employees

As of December 31, 2005, we had 2,946 full-time employees. In China, as of December 31, 2005, we also had labor contracts with approximately 842 sales representatives. These numbers do not include our distributors, who are independent contractors rather than our employees. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

Our internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). This information is also available in print to any shareholders who request it, with any such requests addressed to Investor Relations, 1800 Century Park East, Los Angeles, CA 90067. Certain of these documents may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee.

ITEM 1A.	RISK FACTORS

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through over one million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management product, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The size of our distribution force and the results of our operations may be significantly affected by the public’s perception of our Company and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;

•	the safety and quality of similar products and ingredients distributed by other companies;

•	our distributors;

•	our network marketing program; and

•	the direct selling business generally.

Adverse publicity concerning any actual or purported failure of our Company or our distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by national media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided thereby, has had, and could again have, a negative effect on our ability to attract, motivate and retain distributors. In the mid-1980’s, our products and marketing program became the subject of regulatory scrutiny in the United States, resulting in large part from claims and representations made about our products by our distributors, including impermissible therapeutic claims. The resulting adverse publicity caused a rapid, substantial loss of distributors in the United States and a corresponding reduction in sales beginning in 1985. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our distributor and customer relationships and product sales and harm our financial condition and operating results and cause the loss or reduction in the value of your investment in our common shares.

Our business is subject to changing consumer trends and preferences, especially with respect to weight management products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and distributor relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers. In addition, the fact that our distributors may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a distributor can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost (generally $50 to $75) to become a Herbalife distributor, (2) we do not require any specific amount of time to work as a distributor, (3) we do not insist on any special training to be a distributor and (4) we do not prohibit a new distributor from working with another company. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad and our failure or our distributors’ failure to comply with these restraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues. For example, the Food and Drug Administration, or the FDA, has announced plans to issue new guidance or regulations relating to low carbohydrate claims for foods, which could negatively impact our sales of such products.

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. For example, during the third quarter of 1995, we received inquiries from certain governmental agencies within Germany and Portugal regarding our product, Thermojetics® Instant Herbal Beverage, relating to the caffeine content of the product and the status of the product as an “instant tea,” which was disfavored by regulators, versus a “beverage.” Although we initially suspended the product sale in Germany and Portugal at the request of the regulators, we successfully reintroduced it once regulatory issues were satisfactorily resolved. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on sales.

On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacturer our products, some of whom might not meet the new standards. It is important to note that the proposed regulation, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final regulation that is issued. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2008. However, the proposed regulation can be expected to result in additional costs and possibly the need to seek alternate suppliers.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $30,000 as of December 31, 2005) per purported violation as well as costs of the trial. For the year ended December 31, 2005, our net sales in Belgium were approximately $15.9 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 82% of our net sales for the year ended December 31, 2005, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Our expansion in China is subject to general, as well as industry-specific, economic, political and legal developments in China, and requires that we utilize a different business model from that we use elsewhere in the world.

Our expansion of operations into China is subject to risks and uncertainties related to general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling foreign exchange and monitoring foreign exchange rates, implementing and overseeing tax regulations and providing preferential treatment to certain industry segments or companies. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business in China.

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005) and a number of administrative methods and proclamations were issued in proposal form in September 2005. When final, effective and applicable to us, these regulations will require us to use a business model different from that which we offer in other markets. To allow us to operate in advance of the effectiveness of these new regulations, as well as to operate once those regulations are implemented, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. Once the regulations are effective, we also expect to sell through independent direct sellers. These features are not common to the business model we employ elsewhere in the world. The direct selling regulations require us to apply for approval to conduct a direct selling enterprise in China. There can be no assurance that we will be able to obtain that license. Additionally, although certain regulations have been published, others are pending, and there is uncertainty regarding the interpretation and enforcement of such regulations. The regulatory environment in China is evolving, and officials in the Chinese government often exercise discretion in deciding how to interpret and apply regulations. As such, we have worked closely with governmental agencies and advisors in interpreting both the existing regulations and the new regulations. However, we cannot be certain that our business model will be deemed by national or local Chinese regulatory authorities to be compliant with these or other more general regulations. In the past, the Chinese government has rigorously monitored the direct selling market in China, and has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties.

Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. We cannot guarantee that any of our distributors living outside of China or any of our independent sales representatives or employed sales management personnel in China will not engage in activities that violate our policies in this market and therefore result in regulatory action and adverse publicity.

As we expand operations in China, we anticipate that certain distributors will switch their focus from their home markets to that of China. As a result, we may see reduced distributor focus in Hong Kong, Taiwan and possibly other of our markets as Chinese nationals that are distributors shift their attention to China, and a resultant reduction in distributor growth, leadership and revenue in these other countries.

If our operations in China are successful, we may experience rapid growth in China, and there can be no assurances that we will be able to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force. There also can be no assurances that we will not experience difficulties in dealing with or taking employment related actions (such as hiring, terminations and salary administration, including social benefit payments) with respect to our employed sales representatives, particularly given the highly regulated nature of the employment relationship in China. If we are unable to effectively manage such growth and expansion of our retail stores, manufacturing operations or our employees, our government relations may be compromised and our operations in China may be harmed.

Our China business model, particularly with regard to sales management responsibilities and remuneration, differs from our traditional business model. There is a risk that such changes and transitions may not be understood by our distributors or employees, may be viewed negatively by our distributors or employees, or may not be correctly utilized by our distributors or employees. If that is the case, our business could be negatively impacted.

If we fail to further penetrate existing markets or successfully expand our business into new markets, then the growth in sales of our products, along with our operating results, could be negatively impacted and investors could lose all or part of their investment in our common shares.

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

In connection with the Acquisition, we entered into an agreement with our distributors that provided assurances that the change in ownership of our Company would not negatively affect certain aspects of their business. Through this agreement, we have committed to our distributors that we will not sell Herbalife products through any distribution channel other than our network of independent Herbalife distributors. Thus, we are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the internet, through wholesale sales, by establishing retail stores or through mail order systems. Since this is an ongoing or open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

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

Although we reserved the right to make these changes to our marketing plan without the consent of our distributors in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, there can be no assurance that our agreement with our distributors will not restrict our ability to adapt our marketing plan to the evolving requirements of the markets in which we operate. As a result, our growth, and the potential of growth in the value of your investment in our common shares, may be limited.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.

Our ability to timely provide products to our distributors and their customers, and services to our distributors, depends on the integrity of our information technology system, which we are in the process of upgrading, including the reliability of software and services supplied by our vendors. As part of this upgrade, we have invested approximately $42.3 million as of December 31, 2005. We intend to invest an additional $22.2 million through December 31, 2006. We are implementing an Oracle enterprise-wide technology solution, a scalable and stable open architecture platform, to enhance our and our distributors’ efficiency and productivity. In addition, we are upgrading our internet-based marketing and distributor services platform, MyHerbalife.com. We expect these initiatives to be substantially complete by 2008.

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

Our supply contracts generally have a two-year term. Except for force majeure events, such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Nature’s Bounty for protein powders, Fine Foods (Italy) for protein powders and nutritional supplements, PharmaChem Labs for teas and Niteworkstm and JB Labs for fiber. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

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

Unlike in most of the other markets in which we operate, limited protection of intellectual property is available under Chinese law. Accordingly, we face an increased risk in China that unauthorized parties may attempt to copy or otherwise obtain or use our trademarks, copyrights, product formulations or other intellectual property. Further, since Chinese commercial law is relatively undeveloped, we may have limited legal recourse in the event we encounter significant difficulties with intellectual property theft or infringement. As a result, we cannot assure you that we will be able to adequately protect our product formulations or other intellectual property.

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

Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train and attempt to monitor our distributors’ marketing materials, we cannot ensure that all such materials comply with bans on therapeutic claims. If our distributors fail to comply with these restrictions, then we and our distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent distributors in such an instance would be dependent on a determination that we either controlled or condoned a non-compliant advertising practice, there can be no assurance that we could not be held responsible for the actions of our independent distributors.

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

Our future success and ability to compete depend upon our ability to timely produce innovative products and product enhancements that motivate our distributors and customers, which we attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. However, our products are generally not patented domestically or abroad, and the legal protections afforded by our common law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to and/or superior to our products.

Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. For example, in two related lawsuits that are currently pending in California, Unither Pharma, Inc. and others are alleging that sales by Herbalife International of (1) its Niteworkstm and Prelox Blue products and (2) its former products Woman’s Advantage with DHEA and Optimum Performance infringe on patents that are licensed to or owned by those parties, and are seeking unspecified damages, attorneys’ fees and injunctive relief from the Company. Although we believe that we have meritorious defenses to, and are vigorously defending against, these allegations, there can be no assurance that one or more of our products will not be found to infringe upon the intellectual property rights of these parties or others.

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

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 27%, 22%, and 23% of retail sales for the fiscal years ended December 31, 2005, 2004 and 2003, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results would be harmed.

We depend on the continued services of our Chief Executive Officer, Michael O. Johnson, and our current senior management team and the relationships that they have developed with our senior distributor leadership, especially in light of the high level of turnover in our former senior management team, and the resulting need to re-establish good working relationships with our senior distributor leadership, after the death of our founder in May of 2000. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could negatively impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. The loss of such key personnel could negatively impact our ability to implement our business strategy, and our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

The covenants in our existing indebtedness limit our discretion with respect to certain business matters, which could limit our ability to pursue certain strategic objectives and in turn harm our financial condition and operating results.

Our 9 1/2% Notes and senior credit facility contain numerous financial and operating covenants that restrict our and our subsidiaries’ ability to, among other things:

•	pay dividends, redeem share capital or capital stock and make other restricted payments and investments;

•	incur additional debt or issue preferred shares;

•	allow the imposition of dividend or other distribution restrictions on our subsidiaries;

•	create liens on our and our subsidiaries’ assets;

•	engage in transactions with affiliates;

•	guarantee other indebtedness; and

•	merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

In addition, our senior credit facility requires us to meet certain financial ratios and financial conditions. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in a default causing all amounts to become due and payable under our outstanding notes and/or the senior credit facility, which is secured by substantially all of our assets, which the lenders thereunder could proceed to foreclose against.

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

Several years ago, a number of states restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids and on February  6, 2004, the FDA banned the use of such ephedrine alkaloids. Until late 2002, we had sold Thermojetics® original green herbal tablets, Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets, all of which contained ephedrine alkaloids. Accordingly, we run the risk of product liability claims related to the ingestion of ephedrine alkaloids contained in those products. Currently, we have been named as a defendant in product liability lawsuits seeking to link the ingestion of certain of the aforementioned products to subsequent alleged medical problems suffered by plaintiffs. Although we believe that we have meritorious defenses to the allegations contained in these lawsuits, and are vigorously defending these claims, there can be no assurance that we will prevail in our defense of any or all of these matters.

A few of our shareholders will collectively exert significant influence over us and have the power to cause the approval or rejection of all shareholder actions and may take actions that conflict with your interests.

As of February 1, 2006, affiliates of Whitney and Golden Gate Capital own approximately 41.5% of the voting power of our share capital. Accordingly, the Equity Sponsors collectively will have the power to exert significant influence over us and the approval or rejection of any matter on which the shareholders may vote, including the election of directors, amendment of our memorandum and articles of association and approval of significant corporate transactions and they will have significant control over our management and policies. This influence over corporate actions may also delay, deter or prevent transactions that would result in a change of control. Moreover, the Equity Sponsors may have interests that conflict with yours.

We are subject to, among other things, the attestation requirements regarding the effectiveness of internal control over financial reporting. These requirements have increased our compliance costs, and failure to comply in a timely manner could adversely affect the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Commission, the Public Company Accounting Oversight Board and the NYSE. In particular, we are required to include management and auditor reports on the effectiveness of internal control over financial reporting as part of our annual report on Form 10-K for the year ended December 31, 2005, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock.

Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

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

Shareholders of Cayman Islands exempted companies such as ourselves have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of our shareholders. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that expression is understood under corporate law in the United States. However, Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as “schemes of arrangement.” The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of a company’s shares that are present and voting (either in person or by proxy) at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting (either in person or by proxy) at such meeting (excluding the shares owned by the parties to the scheme of arrangement).

The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise have a material adverse effect on the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

•	the statutory provisions as to majority vote have been complied with;

•	the shareholders have been fairly represented at the meeting in question;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

There is uncertainty as to shareholders’ ability to enforce certain foreign civil liabilities in the Cayman Islands.

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

We have been advised by our Cayman Islands counsel, Maples and Calder, that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will — based on the principle that a judgment by a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given — recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty, is not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to the public policy of the Cayman Islands. There is doubt, however, as to whether the Grand Court of the Cayman Islands will (a) recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, or (b) in original actions brought in the Cayman Islands, impose liabilities predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, on the grounds that such provisions are penal in nature.

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease all of our physical properties located in the United States. Our executive offices, located in Century City, California, include approximately 121,000 square feet of general office space leased under arrangements expiring in August 2007. We lease an aggregate of approximately 144,000 square feet of office space, computer facilities and conference rooms in Inglewood, California, leased under an arrangement expiring in October 2006. In December 2005, we signed an agreement to lease 186,000 square feet of office space in Torrance, California. This lease agreement has terms through January 2016 and will replace our Inglewood facility. Additionally, we lease facilities located in Los Angeles and Memphis. The Los Angeles and Memphis lease agreements have terms through June 2006 and August 2006, respectively. In Venray, Netherlands, we lease our European centralized warehouse of approximately 150,000 square feet under an arrangement expiring in June 2007. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3.	LEGAL PROCEEDINGS

We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that we have meritorious defenses to the suit.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies which require its distributors to comply with all applicable federal, state and local laws. The Company believes that we have meritorious defenses to the suit.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. The effects of these claims to date have not been material to us, and the reasonably possible range of exposure on currently existing claims is not material to us. We believe that we have meritorious defenses to the allegations contained in the lawsuits. We currently maintain product liability insurance with an annual deductible of $10 million.

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

At the Annual General Meeting of Shareholders, the Company’s 2005 annual meeting, held on November 2, 2005, 62,303,630 shares were present either in person or by proxy.

At this meeting, the shareholders voted as set forth below on the following matters:

					Broker
Proposition	For	Against	Abstain	Withheld	Non-Votes

1. To elect three directors, each for a term of three years.
Peter M. Castleman	55,801,634	N/A	N/A	6,501,996	—
Michael O. Johnson	55,825,590	N/A	N/A	6,478,040	—
John Tartol	55,806,464	N/A	N/A	6,497,136	30
2. To approve the Company’s 2005 Stock Incentive Plan	48,675,410	8,472,678	4,506	N/A	5,151,036
3. To approve the Company’s Executive Incentive Plan	55,863,838	1,282,278	6,480	N/A	5,151,034
4. To ratify the appointment of the Company’s independent registered public accountants for fiscal year 2005	61,863,460	432,172	7,998	N/A	—

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Shares

Our common shares have been listed on the New York Stock Exchange (“NYSE”) since December 16, 2004, and trade under the symbol “HLF.” The following table sets forth the range of the high and low sales prices for our common shares in each of the relevant fiscal quarters presented, based upon quotations on the NYSE consolidated transaction reporting system.

Quarter Ended	High	Low

March 31, 2004	n/a	n/a
June 30, 2004	n/a	n/a
September 30, 2004	n/a	n/a
December 31, 2004	$16.85	$14.00

Quarter Ended	High	Low

March 31, 2005	$16.70	$15.10
June 30, 2005	$21.86	$14.52
September 30, 2005	$30.50	$21.00
December 31, 2005	$33.75	$25.25

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

The closing price of our common shares on February 22, 2006, was $30.45. The approximate number of holders of record of our common shares as of February 22, 2006 was 1,249. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Information with Respect to Dividends

In December 2004, we used a portion of the net proceeds from the initial public offering of our common shares to pay a special dividend of $2.64 per common share, or $139.7 million, to our shareholders of record on December 14, 2004. In addition, we paid a cash dividend of $0.12 per common share; or $6.3 million, to shareholders on record as of December 13, 2004.

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

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2005, the information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) weighted average exercise price of outstanding options, warrants and rights and (c) number of securities remaining available for future issuance under equity compensation plans.

Number of securities
	Number of securities		remaining available for
	to be issued	Weighted average	Future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,197,233	$12.30	6,010,274
Equity compensation plans not approved by security holders	—	—	—
Total	10,197,233	$12.30	6,010,274

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data as of December 31, 2001, the seven month period ended July 31, 2002, the five month period ended December 31, 2002 and the years ended December 31, 2003, 2004 and 2005, from our audited financial statements and the related notes. Not all periods shown below are include in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere in this document. All common share and earnings per share data for the Company gives effect to a 1:2 reverse stock split, which took effect December 1, 2004.

	Predecessor		Successor
	Year Ended	January 1 to	August 1 to
	December 31,	July 31,	December 31,	Year Ended December 31,
	2001	2002	2002	2003	2004	2005
	(In thousands except per share data)

Income Statement Data:
Net sales	$1,020,130	$644,188	$449,524	$1,159,433	$1,309,663	$1,566,750
Cost of sales	241,522	140,553	95,001	235,785	269,913	315,746

Gross profit	778,608	503,635	354,523	923,648	1,039,750	1,251,004
Royalty overrides	355,225	227,233	159,915	415,351	464,892	555,665
Selling, General and Administrative Expenses(1)	354,608	207,390	135,536	401,261	436,139	476,268
Acquisition transaction expenses(2)	—	54,708	6,183	—	—	—

Operating income(1)	68,775	14,304	52,889	107,036	138,719	219,071
Interest income (expense), net	3,413	1,364	(23,898)	(41,468)	(123,305)	(43,924)

Income before income taxes and minority interest	72,188	15,668	28,991	65,568	15,414	175,147
Income taxes	28,875	6,267	14,986	28,721	29,725	82,007

Income (loss) before minority interest	43,313	9,401	14,005	36,847	(14,311)	93,140
Minority interest	725	189	—	—	—	—

Net income (loss)	$42,588	$9,212	$14,005	$36,847	$(14,311)	$93,140

Earnings (loss) per share
Basic	$1.40	$0.28	$—	$—	$(0.27)	$1.35
Diluted	$1.36	$0.27	$0.27	$0.69	$(0.27)	$1.28
Weighted average shares outstanding
Basic	30,422	32,387	—	—	52,911	68,972
Diluted	31,250	33,800	51,021	53,446	52,911	72,728
Other Financial Data:
Retail sales(3)	$1,656,168	$1,047,690	$731,505	$1,894,384	$2,146,241	$2,575,716
Net cash provided by (used in):
Operating activities	95,465	37,901	28,039	94,350	80,110	143,352
Investing activities	(16,366)	18,995	(456,046)	3,152	(8,086)	(32,526)
Financing activities	(3,456)	(35,292)	491,519	(18,831)	(23,160)	(225,890)
Depreciation and amortization	18,056	11,722	11,424	55,605	43,896	35,436
Capital expenditures(4)	14,751	6,799	3,599	20,435	30,279	32,604

	Predecessor
	As of	Company
	December 31,	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents(5)	$201,181	$76,024	$156,380	$201,577	$88,248
Receivables, net	27,609	29,026	31,977	29,546	37,266
Inventories	72,208	56,868	59,397	71,092	109,785
Total working capital	177,813	7,186	1,521	(1,556)	14,094
Total assets	470,335	855,705	903,964	948,701	837,801
Total debt	10,612	340,759	325,294	486,217	263,092
Shareholders’ equity(6)	260,916	191,274	237,788	64,342	168,888
Cash Dividends per common share	0.60	0.30	—	2.76	—

(1)	The year ended December 31, 2003 includes $5.1 million in legal and related costs associated with litigation resulting from the Acquisition.

(2)	The seven months ended July 31, 2002 and the five months ended December 31, 2002, include fees and expenses related to the Acquisition.

(3)	In previous years, we reported retail sales on the face of our income statement in addition to the required disclosure of net sales. Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and handling and freight income.

Retail sales data is referred to in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our use of retail sales reflect the fundamental role of “retail sales” in our accounting systems, internal controls and operations, including the basis upon which the distributors are being paid. In addition, information in daily and monthly reports reviewed by our management relies on retail sales data.

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Predecessor
	Year Ended	January 1 to	August 1 to	Company
	December 31,	July 31,	December 31,	Year Ended December 31,
	2001	2002	2002	2003	2004	2005
	(Dollars in thousands)

Retail sales	$1,656,168	$1,047,690	$731,505	$1,894,384	$2,146,241	$2,575,716
Distributor allowance	(774,513)	(492,997)	(345,145)	(899,264)	(1,021,196)	(1,225,441)

Product sales	881,655	554,693	386,360	995,120	1,125,045	1,350,275
Handling and freight income	138,475	89,495	63,164	164,313	184,618	216,475

Net sales	$1,020,130	$644,188	$449,524	$1,159,433	$1,309,663	$1,566,750

(4)	Includes acquisition of property from capitalized leases of $3.8 million, $2.1 million, $1.4 million, $6.8 million, $7.2 million and $1.1 million for 2001, the seven months ended July 31, 2002, the five months ended December 31, 2002, the years ended December 31, 2003, 2004, and 2005, respectively.

(5)	Includes restricted cash of $10.6 million and $5.7 million as of December 31, 2002 and December 31, 2003, respectively, and $1.3 million of marketable securities at December 31, 2002.

(6)	In December 2004 we used a portion of the net proceeds from the initial public offering of our common shares to pay a $2.64 dollar amount per common share or $139.7 million special cash dividend to our shareholders of record on December 14, 2004. In addition, we paid a $0.12 per common share or $6.3 million cash dividend to shareholders on record on December 13, 2004. In March 2004 in conjunction with the conversion of our 12% preferred shares into common shares we paid a total of $221.6 million to the preferred shareholders including, $38.5 million, representing accrued and unpaid dividends.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.6 billion for the year ended December 31, 2005. We sell our products in 60 countries through a network of over one million independent distributors. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 26-year operating history.

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

A key non-financial measure we focus on is Volume Points on a Royalty Basis (hereafter, “Volume Points”), which is essentially our weighted unit measure of product sales volume. It is a useful measure for us, as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. In general, an increase in Volume Points in a particular region or country directionally indicates an increase in local currency net sales.

Volume Points by Geographic Region

	For the Year Ended December 31,
	2003	% Change	2004	% Change	2005	% Change
	(Volume points in millions)

The Americas	688.1	1.3%	761.7	10.7%	1,071.2	40.6%
Europe	525.0	11.2	574.5	9.4	572.9	(0.3)
Asia/Pacific Rim	229.4	(15.7)	269.2	17.3	305.3	13.4
Japan	102.5	(17.8)	72.8	(29.0)	70.6	(3.0)

Worldwide	1,545.0	(0.2)%	1,678.2	8.6%	2,020.0	20.4%

Another key non-financial measure on which we focus is the number of distributors qualified as supervisors under our compensation system. Distributors qualify for supervisor status based on their Volume Points.

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

Number of Supervisors by Geographic Region as of Reporting Period

	As of December 31,
	2003	% Change	2004	% Change	2005	% Change

The Americas	110,165	4.4%	124,605	13.1%	160,878	29.1%
Europe	84,665	10.5	102,203	20.7	95,628	(6.4)
Asia/Pacific Rim	55,564	(14.7)	55,460	(0.2)	64,286	15.9
Japan	24,485	(23.3)	16,860	(31.1)	13,566	(19.5)

Worldwide	274,879	(1.5)%	299,128	8.8%	334,358	11.8%

Number of Supervisors by Geographic Region as of Requalification Period

	As of February,
	2003	2004*	2005

The Americas	67,921	75,359	87,925
Europe	51,290	70,239	65,104
Asia/Pacific Rim	35,637	31,790	38,524
Japan	18,287	13,946	9,547

Worldwide	173,135	191,334	201,100

*	In 2004 certain modifications were made to the requalification criteria resulting in approximately 19,000 additional supervisors, including approximately 9,000 relating to a change in the business model in Russia.

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

In 2004, we made a modification to the supervisor requalification criteria as a limited test. This modification allowed distributors who otherwise would have failed to requalify as supervisors to continue to purchase products from the Company and to receive the benefit of product discounts, while forfeiting their down-line royalties. We believe this test was successful because we retained approximately 10,000 distributors, and generated approximately 12 million additional Volume Points on an annualized basis, which would represent approximately $9.4 million in net sales, $5.2 million in operating margin and an immaterial impact to Selling, General & Administrative Expenses. As a result of the test, the Company modified the supervisor requalification criteria for all distributors in 2005.

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

“Royalty Overrides” are our most significant expense and consist of:

•	royalty overrides, or commissions, and bonuses, which total approximately 15% and 7%, respectively, of the Retail Sales of weight management, inner nutrition, Outer Nutrition® and promotional products;

•	the Mark Hughes Bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of Retail Sales of weight management, inner nutrition, Outer Nutrition® and promotional products; and

•	other discretionary incentive cash bonuses to qualifying distributors.

Royalty Overrides are generally earned based on Retail Sales, and approximate in the aggregate about 22% of Retail Sales or approximately 35% of our net sales. Royalty Overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of Retail Sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide. Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has calculated this period of certainty to be three years worldwide, whereas previously this period varied by country, ranging from 12 months to 30 years. In order to achieve consistency among all countries, the Company adjusted the period over which such amounts would be taken into income to three years on a Company-wide basis, beginning with the third quarter of 2004.

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

Summary Financial Results

For the year ended December 31, 2005, net sales increased by 19.6% as compared to 2004, driven by increases in all regions except for a decrease in Japan. The combination of continued strong recruitment and retention of distributors and retailing of our products in our key markets, various promotions leading up to the 25th Anniversary Extravaganza in Atlanta in April 2005 and the Worldwide Cup promotions during 2005, generally favorable foreign currency exchange rates, the launch of new products such as Liftoff tm and Nourifusiontm coupled with the ongoing roll out of ShapeWorkstm and NiteWorkstm to more countries along with the globalization of distributor best practices such as Nutrition Clubs and the Total Plan contributed to the sales increase. The sales growth in the U.S. and South Korea was an encouraging result of our effort and commitment to turn around these countries, through the establishment of new country management, re-invigoration of our product portfolio, and re-engagement of the distributor leadership in these regions. Continued strong sales growth in Mexico was primarily attributable to the growth in Nutrition Clubs, a party planning concept.

For the year ended December 31, 2005, net income was $93.1 million, or $1.28 per diluted share, compared to the prior-year net loss of $14.3 million or loss of $0.27 per diluted share. Net income as reported includes the effect of recapitalization transaction expenses of $14.2 million and $71.5 million (approximately $60.5 million net of tax) in 2005 and 2004, respectively, a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, and the favorable after-tax impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005, partially offset by the $1.5 million favorable after-tax impact of aged royalties in the third quarter of 2004. The improvement in net income was a result of a 19.6% increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense, partially offset by expenditures we are undertaking in business initiatives resulting in higher operating expenses primarily from increased labor, benefits, incentive compensation and event and promotion expenses. Overall, the appreciation of foreign currencies had a $10.8 million favorable impact on net income for the year ended December 31, 2005.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit new distributors and retain existing distributors, open new markets and further penetrate existing markets, and introduce new products and programs that will help our distributors increase their retail efforts, and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Company
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2004	2005

Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.3	20.6	20.1

Gross profit	79.7	79.4	79.9
Royalty overrides	35.8	35.5	35.5
Selling, General & Administrative expenses	34.7	33.3	30.4

Operating income	9.2	10.6	14.0
Interest income (expense), net	(3.5)	(9.4)	(2.8)

Income before income taxes	5.7	1.2	11.2
Income taxes	2.5	2.3	5.3

Net income (loss)	3.2	(1.1)	5.9

Year ended December 31, 2005 compared to year ended December 31, 2004

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2004					2005
				Handling &					Handling &
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

The Americas	$762.6	$(364.4)	$398.2	$70.0	$468.2	$1,123.2	$(539.6)	$583.6	$98.1	$681.7	45.6%
Europe	875.5	(418.0)	457.5	78.7	536.2	890.4	(424.1)	466.3	79.0	545.3	1.7%
Asia/Pacific Rim	338.7	(156.3)	182.4	24.1	206.5	399.7	(182.7)	217.0	28.1	245.1	18.7%
Japan	169.4	(82.5)	86.9	11.9	98.8	162.4	(79.0)	83.4	11.3	94.7	(4.1)%

Total	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	19.6%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing, which in turn affect net sales. Such tools include corporate sales events — Extravaganzas and World Team Schools — where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling General & Administrative Expenses. Sales are driven by several factors, including the number and productivity of distributors and supervisors who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to vacations. The costs of these promotions are included in Selling, General & Administrative Expenses.

The factors described above have driven growth in our business. The following net sales by geographic region discussion further details some of the above factors and describes unique growth factors specific to certain major countries. The Company believes that the correct business foundation, coupled with ongoing training and promotional initiatives is required to increase recruiting and retention of distributors and retailing of the Company’s products. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

The Company’s strategy will continue to include creating and maintaining growth within existing markets. We expect to increase our spending in Selling, General & Administrative Expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives. In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico, the Total Plan in Brazil and GenerationH (“GenH”) in the U.S., as described in the net sales discussion below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally and where appropriate, and financially support the globalization of these initiatives.

The Americas

Net sales in The Americas increased $213.5 million, or 45.6%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased by 39.2% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a positive impact of $30.0 million on net sales for the year ended December 31, 2005. The overall increase was a result of net sales growth in Mexico, Brazil and U.S. of $116.5 million, $43.2 million and $31.8 million, or 113.8%, 63.1%, and 12.6%, respectively, for the year ended December 31, 2005. These countries continue to benefit from strong country and distributor leadership that focuses on recruiting and retention of the distributor force that retails our product, and a product line and business opportunity that is attractive to the demographics in those countries.

The continued net sales growth in Mexico is evidenced by the increased number of supervisors, up 77.3% at December 31, 2005 compared to December 31, 2004, which reflects the renewed emphasis on distributor and customer retention programs such as the Nutrition Clubs, which are new and innovative means by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products. The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor. Our distributors are operating over 27,000 Nutrition Clubs world-wide, approximately 25,000 are open in Mexico.

The continued net sales growth in Brazil is evidenced by the increased number of supervisors, up 33.3% at December 31, 2005 compared to December 31, 2004, and is a result of the expansion of the Total Plan, strong distributor leadership, a highly effective country management team and a good product portfolio. The Total Plan is a low cost lead generating method where distributors use our personal care line of products and offer consultations to obtain referrals. This concept specifically supports our retailing and recruiting initiatives and has been a catalyst for growth in Brazil. In December 2005, Brazil held its 10th Anniversary Event, with over 10,000 distributors in attendance. At this event, new products (Firm Cell, Radiant C Scrub, Cleanser and Body Lotion) were launched that further support the Total Plan, reinforcing our objective to increase the recruitment, retailing and retention by distributors, and a demonstration of our online distributor tool, BizWorks, was provided to highlight the benefits of real time organizational volume reports as a means to improve efficiency for distributors. The positive momentum from the event should help continue the sales growth trend into 2006.

Net sales growth in the U.S. is evidenced by the increased number of supervisors, up 4.7% at December 31, 2005 compared to December 31, 2004, with a volume point increase of 14.5% compared to prior year. As a result of the numerous steps taken in 2004 and 2005 to improve the business in the U.S., including the establishment of a dedicated U.S. country management team; branding efforts such as sponsorship of the JP Morgan Chase tennis tournament, the AVP Volleyball Tour and the Nautica Malibu Triathlon; and various promotions such as the 2005 President’s Team Challenge, the World Team Bonus, the Atlanta Challenge in connection with the 25th Anniversary Extravaganza and the Worldwide Cup promotion, net sales have exceeded the annual results for 2004. At the 25th Anniversary Extravaganza two new products were introduced, Liftofftm and NouriFusiontm. Liftofftm represents the Company’s entry into the energy drink market and is intended to support our GenH program to attract a younger demographic segment into the distributor organization. NouriFusiontm supports the Total Plan method of operation and was a strategic launch to improve diversity in the product portfolio, since skin care (Outer Nutrition) is the category least developed as of 2005. In October of 2005 we introduced a comprehensive Heart Health line which incorporates Niteworkstm, CoreComplextm, TriShieldtm, MegaGarlictm and Herbalifelinetm, and is endorsed by Dr. Louis Ignarro. At our World Team School/Leadership Development Weekend held in October 2005, we launched our 2006 worldwide promotion, Active World Team, which we believe will, when coupled with our product launches and branding initiatives have a positive impact on sales growth in 2006.

We believe that 2006 sales in the Americas region should continue its positive year over year growth primarily as a result of the expected continuation of the strong momentum in Mexico, Brazil, and the U.S.

Europe

Net sales in Europe increased $9.1 million, or 1.7%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased 1.0% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $3.5 million for the year ended December 31, 2005. Throughout 2004, Europe experienced sales growth when compared to 2003, partly due to the Billion Dollar Challenge promotion in the first and second quarters of 2004. Such sales growth was not expected to be sustainable in 2005. While some markets did sustain growth such as Spain, France and South Africa, two key markets, Germany and the Netherlands, experienced sales declines of 20.8% and 16.2%, respectively, for the year ended December 31, 2005.

We have recently appointed a new country manager in Germany and the new management team is developing a turnaround plan for 2006 to re-engage the local distributor leadership and to rebuild confidence among distributors to improve recruiting and retention. The German leadership has begun to work together to improve our brand image, to implement the GenH initiative, and have formed an executive committee to focus on other initiatives. In the Netherlands we have taken steps to re-engage the local distributor leadership and promote the GenH initiative within the country.

Net sales in Spain were up $7.6 million, or 23.1%, for the year ended December 31, 2005, as compared to 2004. The increase in net sales is primarily due to unified distributor leadership, an increasing emphasis locally on health and nutrition and the continuing positive impact of certain promotions in 2005. In France, one of our largest European markets, net sales were up $6.6 million, or 25.8%, for the year ended December 31, 2005, as compared to 2004, partly due to adoption of a new nutritional distributor training program and a special vacation promotion. Net sales in South Africa were up $7.1 million or 51.7%, as compared to 2004, primarily due to a unified distributor leadership and successful promotional activity. Additionally, in South Africa, we celebrated our 10th anniversary of doing business in the country with a major sales event during the third quarter.

We concluded the year with a World Team School in Budapest, Hungary, where over 8,000 European distributors attended product, leadership, and business opportunity training sessions. During the event there was specific training on Nutrition Clubs, and the 2006 Active World Team promotion was introduced.

We believe that 2006 net sales in Europe should continue the positive year over year volume growth partly due to our global and local branding initiatives, such as sponsoring the London Triathlon, which are intended to continually improve our corporate and brand reputation in the market and our introduction of new products into the region, such as Liftofftm. In addition, with the recent changes to our management teams, both regionally and locally, we expect to formulate and implement a successful strategy to turn around several declining markets in Europe and continue positive growth trends in others.

Asia/Pacific Rim

Net sales in Asia/Pacific Rim increased $38.6 million, or 18.7%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased 14.2% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a $9.3 million positive impact on net sales for the year ended December 31, 2005. The overall increase was attributable mainly to increases in Taiwan and South Korea.

Net sales in Taiwan increased $18.4 million, or 25.6%, for the year ended December 31, 2005, over 2004, due primarily to an increase in the number of supervisors by 24.7% at December 31, 2005, as compared to the same time last year, highly engaged distributor leadership, increased local distributor trainings and initiatives to promote individual recognition of well performing distributors, new product launches, positive momentum from the World Team School held in Singapore in October 2005, the 25th Anniversary Atlanta Extravaganza, and the Worldwide Cup Promotion. The Singapore World Team School was attended by approximately 5,000 distributors who received product, leadership, and business opportunity training. Net sales in South Korea increased $12.2 million, or 34.0%, for the year ended December 31, 2005, as compared to 2004. This improvement in 2005 was a result of positive momentum from the sales events and promotions discussed above and unified focus by Korea’s country and distributor leadership. Also, in late 2004 we introduced ShapeWorkstm in South Korea, which had a positive impact on recruiting and retailing initiatives in 2005.

Overall, we believe that continued local distributor training, positive momentum from the Singapore World Team School, the launch of new products (Nourifusiontm was launched in South Korea and Taiwan in late 2005), the opening of Malaysia in February 2006 and introduction of new business tools, should contribute to ongoing sales increases and support the continued globalization of Nutrition Clubs and the Total Plan in the Asia/Pacific Rim region in 2006.

Japan

Net sales in Japan decreased $4.1 million, or 4.1%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales in Japan decreased 2.3% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a negative $1.8 million impact on net sales for the year ended December 31, 2005. The net sales decline in 2005, which is a continuation of a six-year downward trend in Japan, albeit at a slower rate for this reporting period, had been driven primarily by ineffective prior country management, which had not properly motivated distributor leadership, and the lack of new product introductions. In the third quarter of 2004, we appointed a new country manager who has focused on uniting and motivating distributor leadership to improve recruiting and retention of distributors, and we are in the process of expanding our product line to address local country demographic needs. In the second quarter of 2005, we launched Nourifusiontm and supported this launch with a formal Total Plan training for our distributors. Nourifusiontm International Business Pack’s were also created to synchronize the method of operation with the introduction kit. During 2005, we opened a new sales office in a central upscale location in Tokyo, a significant improvement over the existing location that we believe should give us greater visibility in a key population center. The first floor of the sales office has a nutrition center where distributors can bring their customers or potential distributors to sample our products, conduct meetings, and hold trainings. In December 2005, we held the Japan Spectacular in Kobe, Japan, making it the biggest event in Japan in 5 years, with approximately 6,000 distributors attending. Positive momentum was also generated from the Worldwide Cup Promotion in 2005. In the third quarter of 2005, Niteworkstm was introduced in Japan, and a special vacation promotion was launched. We believe the above initiatives in combination with the implementation of new brand and volume incentive promotional programs, should continue to improve sales trends in 2006.

Sales by Product Category

	Year Ended December 31,
	2004					2005
				Handling &					Handling &
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$945.1	$(465.3)	$479.8	$81.3	$561.1	$1,149.4	$(565.3)	$584.1	$96.6	$680.7	21.3%
Inner Nutrition	946.5	(466.0)	480.5	81.5	562.0	1,092.1	(537.1)	555.0	91.8	646.8	15.1%
Outer Nutrition®	207.3	(102.1)	105.2	17.9	123.1	275.9	(135.7)	140.2	23.2	163.4	32.7%
Literature, Promotional and Other	47.3	12.2	59.5	4.0	63.5	58.3	12.7	71.0	4.9	75.9	19.5%

Total	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	19.6%

Our increased emphasis on the science of weight management and nutrition during the past two years has resulted in product introductions such as Niteworkstm and Garden 7 tm and the introduction of ShapeWorkstm, a personalized meal replacement program. Due to the launch of ShapeWorkstm in March 2004 in the United States and the on-going roll-out to other countries, the introduction of new Outer Nutrition® products like NouriFusiontm, and the increased use of the Total Plan by distributors in Brazil and worldwide, which uses Outer Nutrition products as its foundation, net sales of weight management products and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products. Sales of Outer Nutrition products increased 32.7% for the year ended December 31, 2005, which is a greater rate of growth than that for any other category. Literature, Promotional and Other, which is net of product buy-backs and returns in all product categories, increased, due primarily to an increase in literature sales from selling starter kits to new distributors and from a decrease in returns and refunds. We expect growth rates within these categories will vary from time to time as we launch new products.

Gross Profit

Gross profit was $1,251.0 million for the year ended December 31, 2005, as compared to $1,039.8 million in 2004. As a percentage of net sales, gross profit for the year ended December 31, 2005 increased from 79.4% to 79.8%, as compared to 2004. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to product or country mix, ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate ingredient and manufacturing cost increases from our suppliers by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales was 35.5% for the years ended December 31, 2004 and 2005 The favorable pre-tax impact of $4.0 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005 was partially offset by a favorable pre-tax impact of $2.4 million of aged royalty checks in the third quarter of 2004. Generally, royalty overrides as a percentage of net sales varies slightly from period to period due to changes in the mix of products and countries because varying Royalty Overrides are paid on certain products and in certain countries. Due to the structure of our global compensation plan coupled with the current country mix of our business, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General, & Administrative Expenses

Selling, General, and Administrative Expenses as a percentage of net sales improved to 30.4% for the year ended December 31, 2005, as compared to 33.3% in 2004. The unfavorable impact of foreign currency fluctuations was $8.2 million for the year ended December 31, 2005.

For the year ended December 31, 2005, Selling, General & Administrative Expenses increased $40.2 million to $476.3 million from $436.1 million in 2004. The increase included $23.1 million in higher salaries and benefits, due primarily to normal merit increases, increased staffing, and higher incentive compensation; $5.7 million relating to legal and litigation expenses and additional professional fees primarily associated with strengthening our technology infrastructure; $16.0, million in additional advertising and promotion expenses related primarily related to our 2005 Worldwide Cup promotion which have helped drive worldwide sales growth; $5.4 million in higher travel and entertainment expenses and $5.6 million in higher occupancy cost to support the growth of our business. The increases were partially offset by $9.2 million lower monitoring fees and other expenses due to the termination of the related agreements with Whitney and Golden Gate; $9.8 million lower amortization expenses; and a $0.7 million foreign exchange gain in 2005 versus a $1.9 million loss in 2004.

We expect 2006 Selling, General & Administrative Expenses to increase in absolute dollars over 2005 levels reflecting general salary merit increases; further investments in China; and various sales growth initiatives including sales events, globalization of best practices such as Nutrition Clubs and Total Plan, and the development of the direct-to-consumer initiative. As a percentage of net sales, these expenses should remain consistent with 2005 levels.

Net Interest Expense

Net interest expense was $43.9 million for the year ended December 31, 2005, as compared to $123.3 million in 2004. The higher interest expense in 2004 was primarily due to the two recapitalizations in 2004, as noted in the table below, and $8.2 million additional interest expense associated with the $275.0 million principal amount of our 9 1/2% Notes issued in March 2004:

	Year Ended	Year Ended
Interest Expense	December 31, 2005	December 31, 2004
	(Dollars in millions)

11 3/4% Notes-Redemption Premium and write-off of deferred financing fees	$—	$49.9
15 1/2% Senior Notes-Redemption Premium and write-off of deferred financing fees	—	15.4
9 1/2% Senior Notes Clawback Premium and Write-off of deferred financing fees	14.2	—
Term Loan-Write-off of deferred financing fees	2.2	4.5
Revolver-Write-off of deferred finance fees	—	1.7

Recapitalization expenses included in Interest Expense	16.4	$71.5
Interest Expense	27.5	51.8

Total Interest Expense	$43.9	$123.3

As part of the continuation of the fourth quarter 2004 recapitalization, we exercised a contract provision to redeem 40%, or $110 million, of the 9 1/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The premium and the write-off of deferred financing fees of $14.2 million associated with this redemption was included in interest expense in the first quarter of 2005.

Income Taxes

Income taxes were $82.0 million for the year ended December 31, 2005, as compared to $29.7 million in 2004. As a percentage of pre-tax income, the estimated effective income tax rate was 46.8% for the year ended December 31, 2005, as compared to 192.8% in 2004. The decrease in the effective tax rate for the year ended December 31, 2005 as compared to 2004 was caused primarily by the impact of less non-deductible interest including the aforementioned non-deductible recapitalization charges in each period. Offsetting these benefits was $5.5 million non-cash tax charge associated with moving our China subsidiary within our global corporate structure in the second quarter of 2005. Additionally, the stronger than expected revenue growth during the past several quarters and management’s outlook that a mid-teens revenue growth rate will continue throughout 2006 caused a decrease in the valuation allowances required against certain deferred tax assets and an increase in current taxes in certain areas as our worldwide transfer pricing and overall tax structures were impacted.

Foreign Currency Fluctuations

Currency fluctuations had a favorable impact of $10.8 million on net results for the year ended December 31, 2005, when compared to what current year net results would have been using last year’s foreign exchange rates. For the year ended December 31, 2005, the regional effects were a favorable $0.7 million in Europe, a favorable $2.4 million in Asia/Pacific Rim, a favorable $7.0 million in The Americas, and a favorable $0.7 million in Japan.

Net Results

For the year ended December 31, 2005, net income was $93.1 million, or $1.28 per diluted share, compared to the prior-year net loss of $14.3 million or loss of $0.27 per diluted share. Net income as reported includes the effect of recapitalization transaction expenses of $14.2 million and $71.5 million (approximately $60.5 million net of tax) in 2005 and 2004, respectively, a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005, and the favorable after-tax impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005, partially offset by the $1.5 million favorable after-tax impact of aged royalties in the third quarter of 2004. The improvement in net income was a result of a 19.6% increase in net sales, the continued favorable impact from appreciation of foreign currencies, lower interest and income tax expense partially offset by expenditures we are undertaking in business initiatives resulting in higher operating expenses primarily from increased labor, benefits, incentive compensation and promotion expense. Overall, the appreciation of foreign currencies had a $10.8 million favorable impact on net income for the year ended December 31, 2005.

Year ended December 31, 2004 compared to year ended December 31, 2003

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Regions

	Year Ended December 31,
	2003					2004
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

The Americas	$687.9	$(328.9)	$359.0	$65.4	$424.4	$762.6	$(364.4)	$398.2	$70.0	$468.2	10.3%
Europe	733.4	(349.4)	384.0	64.2	448.2	875.5	(418.0)	457.5	78.7	536.2	19.6%
Asia/Pacific Rim	271.6	(123.6)	148.0	19.5	167.5	338.7	(156.3)	182.4	24.1	206.5	23.3%
Japan	201.5	(97.4)	104.1	15.2	119.3	169.4	(82.5)	86.9	11.9	98.8	(17.2)%

Total	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	13.0%

Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, ensure strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events — Extravaganzas and World Team Schools — where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in selling, general & administrative expenses. An example is the Barcelona Extravaganza held in August of 2004 and mentioned below. Sales are driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have ranged from our 2003 laptop computer promotion to vacations or other qualifying events for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in selling, general & administration expenses. A current example is the “Atlanta Challenge” discussed below. Similar to sales events, it is not possible for us to draw a precise quantitative correlation between a successful promotion and a resultant long-term effect on net sales.

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

Growth in Brazil and Mexico was partly offset by a decline in net sales in the U.S., of $22.0 million, or 8.0%, for the year ended December 31, 2004, as compared to December 31, 2003. This was evidenced by a 6.1% decrease in the number of supervisors at December 31, 2004 as compared to 2003, with a similar volume point decrease when compared to the prior year. This is a continuation of a downward trend in the U.S., although the decrease in 2004 is lower than the decrease experienced in 2003. Contributing factors to this continued decline include distraction among senior distributor leadership related to the transition of our new senior management team, strong competition from other direct selling companies and marketing difficulties experienced during the transition to the new ShapeWorkstm product line launched in March 2004. The transition to the new ShapeWorkstm product line in the U.S. cost approximately $4.2 million, which was primarily recorded in selling, general & administrative expenses. Of this, approximately $0.6 million was related to several previous versions of the package design, labels and related promotional materials, a cost that is not expected to be incurred in future transitions of this product in other regions. We believe the U.S. continues to be a viable market and therefore we have taken numerous steps to turn the business around. For example, we have organized regional “mini-extravaganza” sales events, the opening of a regional sales center in Dallas, created a U.S. country management team, where previously the U.S. was managed from The Americas Region, and introduced retailing and recruiting programs used successfully in Brazil and Mexico such as the Total Plan and Nutrition Clubs. The multiple regional mini-extravaganzas cost approximately $1.9 million in 2004, which was recorded in selling, general & administrative expenses. We expect a similar level of spending in 2005 to help stimulate growth in the U.S. market. Regional sales centers are small, walk up distribution centers that we are opening in key areas of the U.S. where we feel we are underdeveloped. The walk up centers allow distributors to interact with us on a more personal basis and we believe they will assist distributors with their recruiting and retention efforts. To set up the regional sales center in Dallas, we incurred $0.4 million in capital expenditures and we will spend approximately $0.6 million in annual operating expenses. To the extent that management chooses to continue to expand this model throughout the U.S. based upon a thorough financial review, we would expect a similar level of expenditure for each regional sales center that the Company may potentially open. Management’s evaluation in this area has not yet been completed. Management and senior distributor leadership will continue to target promotions, events and products to specific key U.S. metro areas. We believe this should increase the efficiency of our spending, while increasing market penetration.

Europe

Net sales in Europe increased $87.9 million, or 19.6%, for the year ended December 31, 2004, as compared to 2003. In local currency net sales increased 8.6% for the year ended December 31, 2004, as compared to 2003. The fluctuation of foreign currency rates had a positive impact on net sales of $49.4 million for the year ended December 31, 2004. Most European markets recorded net sales growth partly as a result of an eight-month promotion ending in June 2004 that helped our distributors increase recruiting and retention and was further supported by the motivation and training at the Barcelona Extravaganza in July 2004. We spent $3.9 million, recorded in Selling, General & Administrative Expenses, on this eight month incremental sales promotion, called the “Billion Dollar Challenge.” The Barcelona Extravaganza had a net cost of $1.8 million and was recorded in the selling, general & administrative expenses. The November 2004 launch of ShapeWorkstm in Europe at the Bologna World Team School has been well received by distributors, reflecting a smoother launch than in the U.S. earlier this year.

Net sales in Spain were up $13.8 million, or 72.5%, for the year ended December 31, 2004, as compared to 2003, due to a cohesive, renewed focus by distributor leadership, an increasing emphasis locally on health and nutrition and the success of the Billion Dollar Challenge and the Barcelona Extravaganza. Net sales in Turkey were up $11.4 million, or 85.7%, for the year ended December 31, 2004, as compared to 2003, due to increasing acceptance of the direct selling concept in Turkey as well as an energetic distributor leadership group. In Italy, one of our largest European markets, net sales were up $7.1 million, or 11.2%, for the year ended December 31, 2004, as compared to 2003, driven by strong country management and distributor leadership collaboration on recruiting and retention programs. In the Netherlands, another of our larger European markets, net sales were up $8.3 million, or 17.8%, for the year ended December 31, 2004, as compared to 2003, partly due to the Corporate/Distributor co-sponsored TV program, “Fitness Challenge,” which increased the visibility of the Herbalife name. The Company’s cost related to the Fitness Challenge was less than $0.1 million, and was recorded in Selling, General & Administrative Expenses. We are currently reviewing whether to repeat this sponsorship in 2005. In addition, we initiated a new worldwide promotion, The Atlanta Challenge, at the Barcelona Extravaganza in July, as a means to incent distributors to qualify for our 25th Anniversary Extravaganza in April 2005 in Atlanta. The 25th Anniversary Cruise is a special worldwide vacation promotion, separate from, but occurring in connection with the 25th Anniversary Extravaganza in Atlanta, and is expected to cost approximately $6.0 million. This is an event that distributors qualified for during 2004. Accordingly, we have accrued the expense in selling, general &

administrative expenses. We do not expect a similar promotion in 2005. The 25th Anniversary Extravaganza will replace the major regional extravaganzas in 2005, although we may still hold smaller regional events to carry the excitement and momentum of this event. We expect the net cost of the 25th Anniversary Extravaganza in Atlanta to be approximately $6.4 million.

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

Net sales in Taiwan increased $23.8 million, or 49.6%, for the year ended December 31, 2004, over 2003, due primarily to an increase in the number of supervisors by 34.0% at December 31, 2004, as compared to the same time last year, highly engaged distributor leadership, strong country management, increased local distributor trainings and initiatives to promote individual recognition of well performing distributors, new product launches, positive momentum from the Bangkok Extravaganza held in September and various other regional promotions. The Bangkok Extravaganza had a net cost of $1.7 million and was recorded in selling, general & administrative expenses. In 2005 this and other regional extravaganzas will be replaced by the 25th Anniversary Atlanta Extravaganza. Management will evaluate the need for smaller regional events to carry the excitement and momentum of the 25th Anniversary Atlanta Extravaganza to those around the world who are unable to attend. Net sales in South Korea decreased $8.0 million, or 18.3%, for the year ended December 31, 2004, as compared to 2003. It appears that numerous initiatives begun in the fourth quarter of 2003, are making an impact. To illustrate this improvement, while volume was flat (an improvement over prior year’s trend), net sales increased 11.0% in the fourth quarter as compared to the same period last year. We expect South Korea will report positive year over year sales growth in 2005. In late 2004 we introduced ShapeWorkstm in South Korea, at a cost of less than $0.1 million, which was recorded in selling, general & administrative expenses, and which we believe should help with recruiting and retailing initiatives.

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

Sales by Product Category

	Year Ended December 31,
	2003					2004
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

Weight Management	$840.4	$(413.2)	$427.2	$72.9	$500.1	$945.1	$(465.3)	$479.8	$81.3	$561.1	12.2%
Inner Nutrition®	849.0	(417.5)	431.5	73.6	505.1	946.5	(466.0)	480.5	81.5	562.0	11.3%
Outer Nutrition®	177.6	(87.3)	90.3	15.4	105.7	207.3	(102.1)	105.2	17.9	123.1	16.5%
Literature, Promotional and Other	27.4	18.7	46.1	2.4	48.5	47.3	12.2	59.5	4.0	63.5	30.9%

Total	$1,894.4	$(899.3)	$995.1	$164.3	$1,159.4	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	13.0%

Our increased emphasis on the science of weight management and nutrition during the past two years, illustrated by our assembly of the Scientific Advisory Board and the Medical Advisory Board, has resulted in numerous product introductions like Niteworkstm and Garden 7tm and the introduction of ShapeWorkstm , a personalized meal replacement program. Due to the launch of our ShapeWorkstm product line in March 2004 and the introduction of new personal care products, net sales of weight management products and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products. The rationalization of our Outer Nutrition® product line in 2002 resulted in an initial decrease in sales, but since then the line has represented approximately 9% of our net sales. The product line today is designed to complement the weight management and inner nutrition product lines with products for improving the appearance of the body, skin and hair. Literature, Promotional and Other, which includes product buy-backs and returns in all product categories, increased due to a decrease in returns and refunds. We expect shifts within these categories from time to time as we launch new products.

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

For the year ended December 31, 2004, selling, general & administrative expenses increased $34.8 million to $436.1 million from $401.3 million in 2003. The increase included $15.4 million in higher salaries and benefits, due primarily to normal merit increases, the impact of foreign currency fluctuations, a lower bonus expense in 2003 based on not fully achieving targets that year and increases related to the strengthening of the management team regionally and in the U.S.; $13.8 million in additional professional fees associated with higher legal and accounting expenses, including Sarbanes-Oxley compliance, technology expenses, and higher manufacturing consulting expenses related to the start-up of our facility in China; $4.5 million in additional promotional expenses related primarily to the ShapeWorkstm launch, the eight-month European promotion program noted above which ended in June 2004 and expenses related to our 25 th Anniversary promotions, all of which were detailed in the discussion of net sales by region; $12.2 million in higher non-income taxes due primarily to higher sales in certain jurisdictions; $2.6 million relating to the recapitalization in March, which we do not expect to recur in 2005; and $3.0 million in higher provisions made for doubtful accounts. The changes discussed above include the unfavorable impact of foreign currency fluctuations on operating expenses of $9.3 million The increases were partially offset by $8.7 million lower litigation expenses, $4.6 million lower foreign exchange transaction losses and $11.7 million lower amortization expense of intangibles for the year ended December 31, 2004, as compared to 2003, due to the final allocation in the third quarter of 2003 of the purchase price in connection with the Acquisition.

In December 2004, we reached an agreement with the Equity Sponsors to terminate a monitoring fee agreement in exchange for the issuance of 700,000 warrants. Using the Black-Scholes model we have calculated the fair value of this consideration to be approximately $2.9 million, which is included in 2004 expenses.

We target a product gross profit of approximately 80% of net sales, which allows us to economically remit royalties to our distributor organization, pay our vendors for product and cover operating costs associated with product development and licensing, warehousing, distribution and transportation. We generally do not target promotions or advertising at any particular product or brand. Our significant promotions are generally aimed at generating increased levels of recruiting and retention of distributors. An example is the European Billion Dollar Challenge in the first half of 2004. Under this promotion, distributors qualified for various levels of award, based on the incremental sales volume they achieved. Generally, when a major new product is launched, there will be expenditures related to the roll-out and promotion of such products. Based on the breadth and manner of a product launch, these costs could be material or immaterial. For example, as detailed previously in the net sales discussion, we introduced ShapeWorkstm in the United States in 2004 at an extravaganza, at a cost of approximately $3.7 million, net of costs of labeling and packaging revisions prior to introduction. The same product was launched in Europe at the Bologna event (a “mini-extravaganza”) at a cost of $0.5 million, and in South Korea, not tied to any major event, at a cost of less than $0.1 million. Product or brand advertising is generally handled by our distributors, although in 2005, we anticipate participating in sponsoring certain sporting events that will raise awareness and recognition of the Herbalife brand. We have not finalized these plans, but we expect that spending on such events would not be material in 2005.

Net Interest Expense

Net interest expense was $123.3 million for the year ended December 31, 2004, as compared to $41.5 million in 2003. The higher interest expense in 2004 was primarily due to the two recapitalizations in 2004 as noted in the table below and $8.2 million additional interest expense associated with the $275.0 million principal amount of our 9 1/2% Notes issued in March 2004:

	Year Ended	Year Ended
	December 31,	December 31,
Interest Expense	2004	2003
	(Dollars in millions)

11 3/4% Notes-Redemption Premium and write-off of deferred financing fees	$49.9	$1.4
12 1/2% Senior Notes-Redemption Premium and write-off of deferred financing fees	15.4	—
Term Loan-Write-off of deferred financing fees	4.5	—
Revolver-Write-off of deferred finance fees	1.7	—

Recapitalization expenses included in Interest Expense	$71.5	$1.4
Interest Expense	51.8	40.1

Total Interest Expense	$123.3	$41.5

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

Net Results

Net results for the year ended December 31, 2004 including $71.5 million of pre-tax recapitalization expenses (approximately $60.5 million net of tax), was a loss of $14.3 million, or a loss of $0.27 per diluted share, which was $51.2 million lower than the prior-year net income of $36.8 million or earnings of $0.69 per diluted share. The recapitalization expenses in the first and fourth quarters of 2004 of $71.5 million pre-tax resulted from the repurchase our 15 1/2% senior notes, and the 11 3/4 Notes, and the refinancing of Herbalife International’s term loan. Net results were also impacted by the interest expense associated with the 9 1/2% Notes, higher promotional expenses and labor costs, partially offset by the 13.0% increase in net sales, the favorable impact of aged royalties and the favorable impact of the appreciation of foreign currencies. Overall, the appreciation of foreign currencies had a $12.9 million favorable impact on net results for 2004.

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

For the year ended December 31, 2005, we generated $143.4 million from operating cash flows, as compared to $80.1 million in 2004. The increase in cash generated from operations reflected an increase in operating income of $80.4 million, which was primarily driven by a 19.6% growth in net sales and a decrease in interest paid in 2005 of $49.9 million, partially offset by an increase in income taxes paid of $44.9 million and an increase in inventory.

Capital expenditures, including capital leases, for the year ended December 31, 2005 were $32.6 million, as compared to $30.3 million in 2004. The majority of these expenditures represented investments in management information systems, internet tools for distributors, the relocation of our facility in Japan, and the expansion of our facilities in China. We expect to incur capital expenditures of up to $45 million in 2006.

2005 and 2006 are investment years for us in China as we expand our business there. The operating loss for 2005 was $2.2 million and we currently anticipate to fund an operating loss of approximately $10.0 million in 2006, in addition to total capital expenditures and working capital of up to $15.0 million for the planned build-out of retail stores, our offices and the expansion of the capabilities of our manufacturing facility. In 2005 we invested approximately $4.5 million in capital expenditures in China.

In December 2004, Herbalife completed an initial public offering in connection with which several recapitalization transactions were completed, including the tender for all of the outstanding 11 3/4% Notes, of which 99.9% accepted the tender offer, and a replacement of the existing term loan and revolving credit facility with a new $225.0 million senior credit facility. In addition, we redeemed $110 million principal amount excluding discounts or 40% of our outstanding 9 1/2% Notes in February of 2005 for the cash amount of $124.1 million, including a premium of $10.5 million and accrued interest of $3.6 million. Interest expense in 2005 includes the redemption amount of $14.2 million which represents $10.5 million of premium and $3.7 million of write off of deferred financing cost and discount.

The $225.0 million senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2%. In April 2005 the senior credit facility was amended whereby the interest rate was reduced from LIBOR plus 2 1/4% to LIBOR plus 1 3/4%. In addition, the amount payable in connection with a partial or full refinancing of the loan within the first year of the amendment shall equal 101% of the principal amount. In August 2005, the senior credit facility was amended to permit the purchase, repurchase or redemption of up to $50.0 million aggregate principal amount of the 9 1/2% Notes due 2011. There were no repurchases of the 9 1/2% Notes in 2005. With regard to the term loan we are obligated to pay $0.2 million every quarter until September 30, 2010 and the remaining principal amount on December 21, 2010. During 2005 we prepaid approximately $109.0 million of our senior credit facility resulting in approximately $2.2 million additional interest expense from write-off of deferred financing fees. As of December 31, 2005, the outstanding balance of the term loan was $89.8 million and no amounts had been borrowed under the revolving credit facility.

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

The following summarizes our contractual obligations including interest at December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
							2011 &
	Total	2006	2007	2008	2009	2010	Thereafter
	(Dollars in millions)

Term Debt	$118.2	$6.8	$6.7	$6.6	$6.5	$91.6	$—
11 3/4% Notes	$0.2	$—	$—	$—	$—	$0.2	$—
9 1/2% Notes	$251.2	$15.7	$15.7	$15.7	$15.7	$15.7	$172.7
Capital Lease	$5.5	$3.4	$1.9	$0.2	$—	$—	$—
Other debt	$6.6	$5.7	$0.9	$—	$—	$—	$—
Operating leases	$77.9	$16.2	$10.5	$7.8	$7.0	$6.7	$29.7

Total	$459.6	$47.8	$35.7	$30.3	$29.2	$114.2	$202.4

Whitney and Golden Gate (and/or their affiliates) were parties to a Share Purchase Agreement (the “Share Purchase Agreement”) pursuant to which they originally purchased our Preferred Shares. Under the terms of the Share Purchase Agreement, Whitney and Golden Gate could, subject to approval by our board of directors and 75% of our shareholders, require us to pay a dividend to all of our shareholders related to certain income that may be taxable to them resulting from their ownership of our shares. We made dividend payments of $6.3 million to our shareholders in the fourth quarter of 2004, related to certain income that may be taxable to them for the years ended December 31, 2003 and December 31, 2004.

In December 2004, we entered into a termination agreement with the parties to the Share Purchase Agreement. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated. As consideration for the termination of the Share Purchase Agreement, we have entered into a Tax Indemnification Agreement with Whitney and Golden Gate (and/or their affiliates) pursuant to which we have agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is (or would be) includible in the gross income of that party for any taxable period under Section 951(a) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the terms of the Tax Indemnification Agreement, we assume, for this purpose, that each indemnified party is a “United States shareholder” as defined in Section 951(b) of the Code. We do not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. Our senior credit facility permits us to pay these tax indemnity payments, but restricts the aggregate amount that we can pay in any given year to no more than $15 million. We currently anticipate that no amounts will be required to be paid under this agreement for 2005. As a result of the secondary offering in December 2005 in which Whitney and Golden Gate sold approximately 12.6 million shares, we are no longer a controlled foreign corporation. Consequently, for 2006 and thereafter, no payments under this agreement will be required.

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

As of December 31, 2005, we had positive working capital of $14.1 million. Cash and cash equivalents were $88.2 million at December 31, 2005, compared to $201.6 million at December 31, 2004.

We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the 91/2% Notes and the new senior credit facility. There can be no assurance, however, that our business will service our debt, including our outstanding notes, or fund our other liquidity needs.

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

Quarterly Results of Operations

All common shares and earnings per share data for the Company gives effect to a 1:2 reverse stock split, which took effect December 1, 2004.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(In thousands except per share data)

Operations:
Net sales	$324,052	$324,160	$319,809	$341,641	$372,060	$384,667	$400,997	$409,026
Cost of sales	63,618	66,245	68,961	71,089	75,737	77,373	79,482	83,155

Gross profit	260,434	257,915	250,848	270,552	296,323	307,294	321,515	325,871
Royalty Overrides	115,856	114,532	111,978	122,526	135,168	137,089	138,618	144,790
Selling, general & administrative expenses	107,840	105,199	102,772	120,329	110,029	117,817	121,584	126,837

Operating income	36,738	38,184	36,098	27,697	51,126	52,388	61,313	54,244
Interest income (expense), net	(27,373)	(14,256)	(13,604)	(68,071)	(22,202)	(7,446)	(7,950)	(6,326)

Income (loss) before income taxes	9,365	23,928	22,494	(40,374)	28,924	44,942	53,363	47,918
Income taxes	9,849	11,840	11,004	(2,968)	15,648	22,168	26,226	17,964

Net: income (loss)	$(484)	$12,088	$11,490	$(37,406)	$13,276	$22,774	$27,137	$29,954

Earnings (loss) per share
Basic	$(0.01)	$0.23	$0.22	$(0.68)	$0.19	$0.33	$0.39	$0.43
Diluted	$(0.01)	$0.22	$0.21	$(0.68)	$0.19	$0.32	$0.37	$0.41
Weighted average shares outstanding
Basic	52,035	52,063	52,265	55,256	68,643	68,678	69,077	69,487
Diluted	52,035	55,066	55,660	55,256	71,714	71,860	73,455	73,444

Contingencies

We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that

Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that we have meritorious defenses to the suit.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies which require its distributors to comply with all applicable federal, state and local laws. The Company believes that we have meritorious defenses to the suit.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. The effects of these claims to date have not been material to us, and the reasonably possible range of exposure on currently existing claims is not material to us. We believe that we have meritorious defenses to the allegations contained in the lawsuits. We currently maintain product liability insurance with an annual deductible of $10 million.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

We sell products in 60 countries throughout the world and we are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of retail sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.9%, 1.1% and 1.0% of retail sales for the years ended December 31, 2003, 2004 and 2005 respectively. No material changes in estimates have been recognized for the year ended December 31, 2005 or for the years ended December 31, 2004 and 2003.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $4.2 million, $6.2 million and $8.0 million as of December 31, 2003, 2004 and 2005, respectively.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of December 31, 2005, we had goodwill of approximately $134.2 million, and marketing franchise of $310.0 million. No write-downs were recognized for the year ended December 31, 2004. Goodwill was reduced in 2005 by approximately $33.3 million due primarily to a reduction in the valuation allowance established at the time of the Acquisition against pre-Acquisition tax benefits.

Contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations.

We are required to adopt SFAS No. 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to Consolidated Financial Statements for the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are evaluating the requirements under SFAS No. 123R. On a preliminary basis we expect the adoption will have a cumulative pre-tax impact of less than $15 million for the period from 2006 to 2010, related to share based awards issued prior to the year end of 2005, on our consolidated statements of operations. The full impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in the future periods.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“AJCA”). The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The provision will not provide a material benefit to the Company.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.

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

We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. Most of these foreign exchange contracts would qualify as cash flow hedges for forecasted transactions.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). The objective of these options is to provide protection in the event that the foreign currency weakens beyond the option strike rate. The fair value of the option contracts is based on third-party bank quotes.

The following table provides information about the details of our option contracts:

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date
	(In millions)		(In millions)

At December 31, 2005
Purchase Puts (Company may sell MXP/buy USD)
Mexican Peso	$6.0	10.53-10.79	$0.1	Jan-Mar 2006
Mexican Peso.	$5.5	10.64-10.82	$0.1	Apr-Jun 2006
Mexican Peso	$4.5	10.74-10.86	$0.1	Jul-Sep 2006
Mexican Peso	$4.0	10.78-10.90	$0.1	Oct-Dec 2006

	$20.0		$0.4

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date
	(In millions)		(In millions)

At December 31, 2004
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$4.5	102.06-103.43	$0.1	Jan-Mar 2005
Japanese yen	4.5	101.31-102.63	0.1	Apr-Jun 2005
Japanese yen	4.5	100.52-101.79	0.1	Jul-Sep 2005
Japanese yen	4.5	99.70-100.90	0.1	Oct-Dec 2005

	$18.0		$0.4

Purchase Puts (Company may sell euro/buy USD)
Euro	$10.2	1.31-1.35	$—	Jan-Mar 2005
Euro	10.2	1.32-1.35	0.1	Apr-Jun 2005
Euro	10.2	1.31-1.36	0.2	Jul-Sep 2005
Euro	10.2	1.32-1.36	0.3	Oct-Dec 2005

	$40.8		$0.6

Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At December 31, 2005
Buy SEK sell USD	12/28/05	$2.3	1/31/06	7.93	$2.3
Buy EUR sell USD	12/28/05	$0.9	1/31/06	1.19	$0.9
Buy GBP sell USD	12/28/05	$3.1	1/31/06	1.72	$3.1
Buy KRW sell USD	12/28/05	$6.0	1/31/06	1,012.05	$6.0
Buy JPY sell USD	12/28/05	$4.1	1/31/06	117.39	$4.1
Buy CNY sell USD	12/28/05	$15.0	1/31/06	8.03	$15.0
Buy INR sell USD	12/28/05	$5.3	1/31/06	45.34	$5.3
Buy CAD sell Euro	12/30/05	$1.5	1/31/06	1.38	$1.5
Buy NZD sell Euro	12/30/05	$0.7	1/31/06	1.75	$0.7
Buy AUD sell Euro	12/30/05	$0.7	1/31/06	1.63	$0.7
Buy TWD sell Euro	12/30/05	$3.3	1/31/06	39.15	$3.4
Buy USD sell Euro	12/30/05	$0.7	1/31/06	1.19	$0.7
Buy NOK sell Euro	12/30/05	$1.5	1/31/06	8.05	$1.5
Buy DKK sell Euro	12/30/05	$1.3	1/31/06	7.46	$1.3
Buy PLN sell Euro	12/30/05	$0.8	1/31/06	3.84	$0.8
Buy Euro sell USD	12/30/05	$13.4	1/31/06	1.19	$13.7
Buy HUF sell Euro	12/30/05	$0.8	1/31/06	252.83	$0.8
Buy EUR sell USD	12/28/05	$9.5	1/31/06	1.19	$9.5
Buy Euro sell SEK	12/28/05	$0.6	1/31/06	9.42	$0.6
Buy YEN sell CHF	12/28/05	$22.6	1/31/06	89.40	$22.5
Buy Euro sell GBP	12/28/05	0.8	1/31/06	0.69	$0.8
At December 31, 2004
Buy EUR sell USD	12/22/04	$3.4	1/24/05	1.34	$3.5
Buy GBP sell USD	12/22/04	$3.4	1/24/05	1.91	$3.5
Buy JPY sell USD	12/22/04	$24.1	1/24/05	104.00	$24.5
Buy SEK sell USD	12/22/04	$3.0	1/24/05	6.74	$3.0
Buy Euro sell Rouble	12/23/04	$1.3	1/24/05	37.74	$1.3
Buy MXP sell Euro	12/6/04	$10.2	1/5/05	15.02	$10.1
Buy DKK sell Euro	12/6/04	$0.4	1/5/05	7.43	$0.4
Buy AUD sell Euro	12/6/04	$2.7	1/5/05	1.74	$2.7
Buy NOK sell Euro	12/6/04	$1.8	1/5/05	8.15	$1.8
Buy TWD sell Euro	12/6/04	$1.1	1/5/05	42.94	$1.1
Buy CAD sell Euro	12/21/04	$1.5	1/7/05	1.64	$1.5
Buy NZD sell Euro	12/21/04	$0.4	1/7/05	1.88	$0.4

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At December 31, 2005, the total amount of our foreign subsidiary cash was $62.7 million, of which $4.5 million was invested in U.S. dollars.

Interest Rate Risk

The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of December 31, 2005. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at December 31, 2005. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Long-term Debt
11 3/4% Notes (in millions)	$—	$—	$—	$—	$0.1	$—	$0.1	$0.1
Fixed Interest Rate							11.75%
Term Loan (in millions)	$0.9	$0.9	$0.9	$0.9	$86.2	$—	$89.8	$89.8
Average Variable Interest Rate							6.0%
9 1/2% Notes (in millions)	$—	$—	$—	$—	$—	$165.0	$165.0	$178.2
Fixed Interest Rate							9.5%

Under the $200 million term loan, the Company is obligated to enter into for a minimum of three years after December 21, 2004 closing date an interest rate hedge for up to 25% of the aggregate principal amount of the term loan. On February 24, 2005 the company entered into a $125 million notional interest rate swap to fulfill this obligation. In October 2005, the swap notional was partially reduced to $90 million, to match the then current term loan carrying value. In December 2005, the swap notional was further reduced to $20 million. At this time we realized a gain of $0.45 million. Since the principal of the debt still remained at $90 million, we are required, under Statement of Financial Accounting Standards (“SFAS”) No. 133, to defer the gain and amortize it into earnings (using the effective interest method) over the remaining life of the debt. The gain amount recognized in December was immaterial. Also in December 2005, we entered into a $2.5 million notional interest rate cap to meet our term loan 25% hedge obligation.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and notes thereto and the report of KPMG LLP, independent registered public accounting firm, is set forth in the Index to Financial Statements under Item 15 — Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which will require us to include in our Annual Reports on Form 10-K, an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of such internal controls over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

The registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Herbalife Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd.) (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Herbalife Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Herbalife Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 28, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 28, 2006

Item 9B.	OTHER INFORMATION

For shareholder proposals to be included in the Company’s proxy statement and form of proxy for the 2006 annual meeting pursuant to Rule 14a-8(e) of the Exchange Act, or to be presented at the meeting but not included in the proxy statement and form of proxy, proper notice must be received by the Company’s Secretary no later than March 3, 2006. For notice to be proper, it must set forth: (i) the name and address of the shareholder who intends to make the proposal as it appears in the Company’s records, (ii) the class and number of Common Shares of the Company that are owned by the shareholder submitting the proposal and (iii) a clear and concise statement of the proposal and the shareholder’s reasons for supporting it. Notices should be addressed to Corporate Secretary, Herbalife Ltd., c/o Herbalife International, Inc., 1800 Century Park East, Los Angeles, CA 90067.

PART III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2005, except that the information required with respect to the executive officers of the registrant is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2005.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2005, except that the information required with respect to the Company’s equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference..

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2005.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2005.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:

1. Financial Statements.  The following financial statements of Herbalife Ltd. are filed as part of this Annual Report on Form 10-K on the pages indicated:

2. Financial Statement Schedules.  Schedules are omitted because the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

3. Exhibits.  The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)

3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1		Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(a)

4.2		Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9 1/2% Notes due 2011	(a)

4.3		Form of Share Certificate	(d)

9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)

9.2		Voting Agreement, dated as of December 31, 2004 by and among Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund, Ltd., on the one hand, and CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC,, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC on the other hand	(f)

10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)

10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)

10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10	.9#	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification	(a)

10.10		Agreement for Retention of Legal Services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert A. Sandler	(a)

10.11		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)

10.12		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)

10.13		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.14		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

Exhibit
Number		Description	Reference

10	.15#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10	.16#	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10	.17#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10	.18#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)

10	.19#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)

10	.20#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10	.21#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)

10	.22#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10	.23#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10	.24#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10	.25#	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)

10	.26#	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)

10	.27#	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)

10	.28#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10	.29#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.30		Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)

10.31		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)

10.32		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.33		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)

10.34		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10	.35#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)

10	.36#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)

10	.37#	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)

10.38		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)

10.39		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.40		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

Exhibit
Number		Description	Reference

10.41		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10	.42#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.43		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)

10.44		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)

10.45		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)

10.46		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)

10	.47#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10	.48#	Form of Stock Bonus Award Agreement	(e)

10	.49#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)

10	.50#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)

10.51		Credit Agreement, dated as of December 21, 2004, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party hereto, and certain lenders and agents named therein.	(g)

10.52		Security Agreement, dated as of December 21, 2004, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent.	(g)

10.53		First Amendment to Credit Agreement, dated as of April 12, 2005, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(g)

10	.54#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(h)

10	.55#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i)

10	.56#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i)

10.57		Second Amendment to Credit Agreement, dated as of August 19, 2005, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(k)

10.58		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(l)

10	.59#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(m)

10	.60#	Independent Directors Deferred Compensation and Stock Unit Plan	*

10	.61#	Independent Directors Stock Unit Award Agreement	*

21.1		Subsidiaries of the Registrant	*

Exhibit
Number	Description	Reference

23.1	Consent of Independent Registered Public Accounting Firm	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*
99.1	Disposition Agreement dated as of December 13, 2004 is by and among Whitney V, L.P., a Delaware limited partnership, Whitney Strategic Partners V, L.P., a Delaware limited partnership, Whitney Private Debt Fund, L.P., a Delaware limited partnership and Green River Offshore Fund, Ltd., a Cayman Islands company on the one hand, and CCG Investments (BVI), L.P., a British Virgin Islands limited partnership, CCG Associates-QP, LLC, a Delaware limited liability company, CCG Associates-AI, LLC, a Delaware limited liability company, CCG Investment Fund-AI, LP, a Delaware limited partnership, CCG AV, LLC-Series C, a Delaware limited liability company, CCG AV, LLC-Series E, a Delaware limited liability company and CCG CI, LLC a Delaware limited liability company on the other hand.	(d)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 9, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on August 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on August 3, 2005 as an Exhibit to the Company’s current Report on Form 10Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. (formerly WH Holdings (Cayman Islands) Ltd.) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Herbalife Ltd.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 28, 2006

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$201,577	$88,248
Receivables, net of allowance for doubtful accounts of $4,815 (2004) and $4,678 (2005)	29,546	37,266
Inventories	71,092	109,785
Prepaid expenses and other current assets	45,914	40,667
Deferred income taxes	21,784	23,585

Total current assets	369,913	299,551

Property — at cost:
Furniture and fixtures	6,743	5,895
Equipment	58,726	78,324
Leasehold improvements	10,384	11,546

	75,853	95,765
Less: accumulated depreciation and amortization	(20,463)	(30,819)

Net property	55,390	64,946

Deferred compensation plan assets	12,052	13,149
Other assets	7,957	7,510
Deferred financing costs, net of accumulated amortization of $17,081 (2004) and $20,598 (2005)	6,860	3,531
Marketing related intangibles	310,000	310,000
Distributor network, net of accumulated amortization of $45,272 (2004) and $56,200 (2005)	10,928	—
Product certifications, product formulas and other intangible assets, net of accumulated amortization of $14,692 (2004) and $17,792 (2005)	8,084	4,908
Goodwill	167,517	134,206

	$948,701	$837,801

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$24,457	$39,156
Royalty overrides	85,304	87,401
Accrued compensation	27,016	32,570
Accrued expenses	87,227	93,597
Current portion of long term debt	120,291	9,816
Advance sales deposits	9,490	10,874
Income taxes payable	17,684	12,043

Total current liabilities	371,469	285,457
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	365,926	253,276
Deferred compensation liability	13,882	15,145
Deferred income taxes	130,346	112,714
Other non-current liabilities	2,736	2,321

Total liabilities	884,359	668,913

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preference shares, $0.002 par value 7.5 million shares authorized and unissued	—	—
Common shares, $0.002 par value, 175.0 million shares authorized, 68.6 million (2004) and 69.9 million (2005) shares issued and outstanding	137	140
Treasury shares, at cost	—	(210)
Paid-in capital in excess of par value	74,593	89,524
Accumulated other comprehensive income	3,923	605
Retained earnings (accumulated deficit)	(14,311)	78,829

Total shareholders’ equity	64,342	168,888

	$948,701	$837,801

See the accompanying Notes to Consolidated Financial Statements

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
	(In thousands, except per share amounts)

Product sales	$995,120	$1,125,045	$1,350,275
Handling & freight income	164,313	184,618	216,475

Net sales	1,159,433	1,309,663	1,566,750
Cost of sales	235,785	269,913	315,746

Gross profit	923,648	1,039,750	1,251,004
Royalty overrides	415,351	464,892	555,665
Selling, general & administrative expenses, including, $8.4 million (2003), $9.3 million (2004) and $5.7 million (2005) of related party expenses	401,261	436,139	476,268

Operating income	107,036	138,719	219,071
Interest expense, net	41,468	123,305	43,924

Income before income taxes	65,568	15,414	175,147
Income taxes	28,721	29,725	82,007

NET INCOME (LOSS)	$36,847	$(14,311)	$93,140

Earnings (loss) per share
Basic	$—	$(0.27)	$1.35
Diluted	$0.69	$(0.27)	$1.28
Weighted average shares outstanding
Basic	—	52,911	68,972
Diluted	53,446	52,911	72,491

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

				Paid in	Accumulated	Retained
				Capital in	Other	Earnings	Total
	Preferred	Common	Treasury	Excess of	Comprehensive	(Accumulated	Shareholders’	Comprehensive
	Shares	Shares	Shares	Par Value	Income (Loss)	Deficit)	Equity	Income (Loss)
	(In thousands)

Balance at December 31, 2002	$100			$177,308	$(139)	$14,005	$191,274
Issuance of 2.0 million Preferred Shares	2			4,204			4,206
Additional capital from stock options				1,895			1,895
Net income						36,847	36,847	$36,847
Foreign currency translation adjustment					4,517		4,517	4,517
Unrealized loss on marketable securities					(4)		(4)	(4)
Unrealized loss on derivatives					(464)		(464)	(464)
Reclassification adjustments for loss on derivative instruments					(483)		(483)	(483)

Total comprehensive income								$40,413

Balance at December 31, 2003	$102			$183,407	$3,427	$50,852	$237,788
Conversion of 102.0 million preferred shares including cumulative dividends of $38.5 million and issuance of 52.0 million common shares	(102)	104		(170,765)		(50,852)	(221,615)
Issuance of 0.9 million common shares from the exercise of stock options		2		1,831			1,833
Tax benefit from exercise of stock options				1,179			1,179
Additional capital from stock options				2,036			2,036
Issuance of 15.7 million common shares from the IPO		31		200,065			200,096
Issuance of warrants				2,878			2,878
Dividends paid				(146,038)			(146,038)
Net loss						(14,311)	(14,311)	$(14,311)
Foreign currency translation adjustment					(538)		(538)	(538)
Unrealized gain on derivatives					2,798		2,798	2,798
Reclassification adjustments for loss on derivative instruments					(1,764)		(1,764)	(1,764)

Total comprehensive loss								$(13,815)

Balance at December 31, 2004	$—	$137		$74,593	$3,923	$(14,311)	$64,342
Issuance of 1.2 million common shares from the exercise of stock options		3		2,128			2,131
Tax benefit from exercise of stock options				9,675			9,675
Additional capital from stock options				3,045			3,045
Treasury shares purchased			(210)				(210)
Other				83	42		125
Net income						93,140	93,140	$93,140
Foreign currency translation adjustment					(3,699)		(3,699)	(3,699)
Unrealized gain on derivatives					339		339	339

Total comprehensive income								$89,780

Balance at December 31, 2005	$—	$140	$(210)	$89,524	$605	$78,829	$168,888

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$36,847	$(14,311)	$93,140
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,605	43,896	35,436
Amortization of discount and deferred financing costs	7,039	6,856	1,397
Deferred income taxes	(12,160)	3,618	(12,455)
Unrealized foreign exchange transaction loss (gain)	4,070	(1,219)	(4,633)
Write-off of deferred financing costs & unamortized discounts	1,368	30,830	5,971
Other	3,072	5,474	4,005
Changes in operating assets and liabilities:
Receivables	(481)	3,997	(8,155)
Inventories	592	(7,569)	(40,247)
Prepaid expenses and other current assets	(4,188)	(21,149)	2,206
Other assets	(298)	(1,292)	(376)
Accounts payable	(821)	449	16,647
Royalty overrides	1,526	5,323	5,852
Accrued expenses and accrued compensation	5,045	32,513	15,040
Advance sales deposits	(454)	2,440	1,557
Income taxes payable	7,228	(1,186)	26,704
Deferred compensation plan liability	(9,640)	(8,560)	1,263

NET CASH PROVIDED BY OPERATING ACTIVITIES	94,350	80,110	143,352

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(13,601)	(23,081)	(31,536)
Proceeds from sale of property	53	6	68
Net change in restricted cash	4,850	5,701	39
Net changes in marketable securities	1,268	—	—
Deferred compensation plan assets	10,582	9,288	(1,097)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,152	(8,086)	(32,526)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(184,538)	—
Issuance of 9.5% Notes	—	267,437	—
Repurchase of 15.5% Senior Notes and 11.75% Notes	(5,681)	(199,422)	—
Borrowings from long-term debt	6,508	208,870	5,073
Principal payments on long-term debt	(23,864)	(127,230)	(232,508)
Conversion of preferred shares	—	(183,115)	—
Proceeds from issuance of common shares	—	200,096	—
Increase in deferred financing costs	—	(7,091)
Exercise of stock options	—	1,833	2,131
Issuance of preferred stock	4,206	—	—
Other	—	—	(586)

NET CASH USED IN FINANCING ACTIVITIES	(18,831)	(23,160)	(225,890)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,807	2,034	1,735

NET CHANGE IN CASH AND CASH EQUIVALENTS	86,478	50,898	(113,329)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	64,201	150,679	201,577

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,679	$201,577	$88,248

CASH PAID DURING THE YEAR
Interest paid	$35,866	$88,108	$38,226

Income taxes paid	$32,836	$20,491	$65,408

NON CASH ACTIVITIES
Capital leases	$6,834	$7,198	$1,068

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

IPO Recapitalization

On December 16, 2004, Herbalife completed an initial public offering of its common shares (the “IPO”), as part of a series of recapitalization transactions, including:

•	a tender offer for $159.8 million of the outstanding 11 3/4% senior subordinated notes due 2010 (the “11 3/4% Notes”), issued by Herbalife International;

•	the replacement of Herbalife International’s existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

•	the payment of a $139.8 million special cash dividend to the pre-IPO shareholders of Herbalife; and

•	the amendment of Herbalife’s Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Herbalife’s common shares; (2) increase Herbalife’s authorized common shares to 500 million shares; and (3) increase Herbalife’s authorized preference shares to 7.5 million shares, all of which took effect on December 1, 2004.

As a planned continuation of the IPO recapitalization, Herbalife exercised a contract provision in December 2004 to redeem 40%, or $110.0 million principal value (excluding a premium of $10.5 million), of the 9 1/2% notes due 2011, (the “9 1/2% Notes”). After the required notice period, this redemption was completed on February 4, 2005. The redemption premium of $10.5 million and the write-off of deferred financing fees of $3.7 million associated with this redemption are included in interest expense in the first quarter of 2005.

In connection with the IPO and the recapitalization, a secondary Company incurred $24.7 million in fees and expenses of which $19.8 million were associated with the IPO (included in equity) and $4.9 million were associated with the establishment of the new credit facility (included in deferred financing costs).

Secondary Offering

On December 19, 2005, Herbalife completed a secondary public offering of 13 million common shares held by certain existing shareholders. The selling shareholders received all net proceeds from the sale of common shares sold in this offering. Accordingly, Herbalife did not receive any proceeds from the sale of common shares.

2.	Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife and its subsidiaries. All common shares and earnings per share data for the successor gives effect to a 1:2 reverse stock split, which took effect December 1, 2004. The Company also officially changed its name from WH Holdings (Cayman Islands) Ltd. to Herbalife Ltd. effective December 1, 2004.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123 — revised 2004, “Share-Based Payment” (“SFAS No. 123R”) which replaces Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations.

The Company is required to adopt SFAS No. 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal 2002 through fiscal 2005, presented as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, it is evaluating the requirements under SFAS No. 123R. On a preliminary basis the Company expects the adoption will have a cumulative pre-tax impact of less than $15 million for the period from 2006 to 2010, related to share based awards issued prior to the year end of 2005, on its consolidated statements of operations. The full impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in the future periods.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004” (“SFAS No. 109-2”). The American Jobs Creation Act (“AJCA”) introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. SFAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. The provision will not provide a material benefit to the Company.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”) which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 requires restatement of prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of SFAS No. 154 will have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Foreign Currency Translation

In substantially all of the countries that the Company operates, the functional currency is the local currency. Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Transaction gains and losses, which include the cost of forward exchange and option contracts and the related settlement gains and losses, are included in Selling, General & Administrative Expenses in the accompanying consolidated statement of income. The Company recorded losses of $6.5 million and $1.9 million for the years ended December 31, 2003 and 2004, respectively, and a gain of $0.7 million for the year ended December 31, 2005.

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

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges (“free-standing derivatives”), all changes in estimated fair value are recognized in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of money market accounts and foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

Restricted Cash

There was no restricted cash as of December 31, 2004 and December 31, 2005.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of product to the Company’s distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company believes that it provides adequate allowances for receivables from its distributors.

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, restricted cash, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	Marketable securities are based on the quoted market prices for these instruments;

•	Foreign exchange contracts are based on exchange rates at period end;

•	The fair value of option and forward contracts are based on dealer quotes;

•	The book values of the Company’s variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company; and

•	The fair values for fixed rate borrowings have been determined based on recent market trade values, and are disclosed in Note 4 in the Notes to Consolidated Financial Statements.

Inventories

Inventories are stated at lower of cost (on the first-in, first-out basis) or market. The Company had reserves for obsolete and slow moving inventory totaling $6.2 million and $8.0 million as of December 31, 2004 and 2005, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt.

Long-Lived Assets

Depreciation of furniture, fixtures and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are amortized over their expected lives, which are three years for the distributor network, five years for

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product formulas and two years for product certifications. The annual amortization expense for intangibles is was $34.5 million (2003), $23.9 million (2004) and $14.0 million (2005), and will be $3.1 million (2006) and $1.8 million (2007) and zero for years thereafter.

As of December 31, 2004 and 2005, the goodwill balance was $167.5 million and $134.2 million, respectively. The $33.3 million decrease was due primarily to a reduction in the valuation allowance established at the time of the Acquisition against pre-Acquisition tax benefits.

Income Taxes

Income tax expense includes income taxes payable for the current year and the change in deferred income tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or income tax returns. A valuation allowance is recognized to reduce the carrying value of deferred income tax assets if it is believed to be more likely than not that a component of the deferred income tax assets will not be realized.

Royalty Overrides

An independent distributor may earn commissions, called royalty overrides or production bonuses, based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor. In addition, such commissions are recorded when the products are shipped. Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has calculated this period of certainty to be three years worldwide, whereas previously this period varied by country, ranging from 12 months to 30 years. In order to achieve consistency among all countries, in the third quarter of 2004, the Company adjusted the period over which such amounts would be taken into income to three years on a Company-wide basis. The impact of this change for the year ended December 31, 2004 was a pretax benefit of approximately $2.4 million.

Research and Development

The Company’s research and development is primarily performed by outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of shares outstanding, inclusive of the effect of dilutive securities.

The Company’s preferred shares were converted into common shares on March 8, 2004. From August 1, 2002, until the date of conversion, the Company did not have any outstanding common shares. Accordingly, no basic earnings per share information has been presented for those periods. Diluted earnings per share for these periods assumes the conversion of the preferred shares to common shares and includes the dilutive effect, if any, of outstanding stock options and warrants.

Periods after March 8, 2004, include basic earnings per share information that reflects common shares outstanding subsequent to the conversion. Diluted earnings per share for such periods also reflects the dilutive effect, if any, of outstanding stock options and warrants.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2003	2004	2005

Weighted average shares used in basic computations	—	52,911	68,972
Dilutive effect of exercise of options outstanding	1,776	—	3,390
Dilutive effect of Preferred shares	50,649	—	—
Dilutive effect of warrants	1,021	—	129

Weighted average shares used in diluted computations	53,446	52,911	72,491

Options to purchase 5.9 million, 1.5 million and 1.4 million common shares at prices ranging from $2.50 to $12.32, $12.00 to $25.00 and $23.00 to $29.45 were outstanding during 2003, 2004 and 2005, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares or the potential issuance of options would decrease loss per share. Therefore such options would be anti-dilutive.

Revenue Recognition

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as “Distributor Allowances,” and amounts billed for freight and handling costs. Freight and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of net sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

Historically, product returns have not been significant, and the allowances for product returns are consistent with the actual returns.

Accounting for Stock Options

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies the intrinsic-value-based method of accounting prescribed by APB No. 25 and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB No. 25, issued March 2000, to account for its stock-based awards for employees. For options granted to employees, compensation expense is recorded on the date of grant only if the current market price of the underlying common shares exceeds the exercise price. SFAS No. 123 established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

The following tables illustrate the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share amounts):

	Year Ended December 31,
	2003	2004	2005

Net income (loss) as reported	$36.8	$(14.3)	$93.1
Add: Stock-based employee compensation expense included in reported net income	1.1	1.2	1.8
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(1.5)	(2.6)	(6.8)

Pro forma net income (loss)	$36.4	$(15.7)	$88.1

Basic earnings (loss) per share
As reported	—	$(0.27)	$1.35
Pro forma	—	$(0.30)	$1.28
Diluted earnings (loss) per share
As reported	$0.69	$(0.27)	$1.28
Pro forma	$0.68	$(0.30)	$1.21

The fair value of the stock options granted during the periods presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2003	2004	2005

Risk free interest rate	3.0%	3.6%	4.0%
Expected option life	5.0 years	5.0 years	6.3 years
Volatility	0.00%	16.51%	32.75%
Dividend yield	0.00%	0.00%	0.00%

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

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2004	2005

Weight management and inner nutrition	$53.9	$86.6
Outer Nutrition®	10.0	13.9
Literature, promotional and others	7.2	9.3

Total	$71.1	$109.8

4.	Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2004	2005

11 3/4% Notes	$0.2	$0.1
Borrowing under senior credit facility	200.0	89.8
9 1/2% Notes, net of unamortized discounts $3.7 million (2005) and $6.9 million (2004)	268.1	161.3
Capital leases	9.2	5.4
Other debt	8.7	6.5

	486.2	263.1
Less: current portion	120.3	9.8

	$365.9	$253.3

Interest expense was $41.5 million, $123.3 million and $43.9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

In connection with the Acquisition, the Company consummated certain related financing transactions, including the issuance by WH Acquisition on June 27, 2002, of $165.0 million of the 11 3/4% Notes issued at 98.716% of par. Interest on the 11 3/4% Notes is to be paid semi annually on January 15th and July 15th of each year, the first payment of which was made on January 15, 2003. In connection with this financing, the Company incurred $25.1 million of debt issuance costs, which are being amortized over the term of the debt using the effective interest rate method. During the third quarter of 2003, the Company repurchased $5.0 million principal value of the 11 3/4% Notes. The fair value of the 11 3/4% notes was $0.2 million and $0.1 million at December 31, 2004 and 2005, respectively.

Subsequently, in connection with the IPO, the Company made a tender offer for all of the outstanding 11 3/4% Notes and received tenders for 99.9% of the outstanding principal amount. The purchase price amounted to $197.2 million, including accrued interest of $8.1 million and a $29.3 million purchase premium. In addition, $20.6 million of interest was recorded related to the write down of deferred financing costs and discount. The Company also paid off the entire amount of borrowings under the senior credit facility amounting to $66.9 million, including accrued interest and fees. An additional $6.2 million of interest was also recorded as a result of the write off of deferred financing costs.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2004, Herbalife and its wholly-owned subsidiary WH Capital Corporation completed a $275.0 million offering of the 9 1/2% Notes. The proceeds of the offering together with available cash were used to pay the original issue price in cash due upon conversion of 104.1 million outstanding preferred shares, including 2.0 million warrants exercised as described below, to pay all accrued and unpaid dividends, to redeem Herbalife’s 15 1/2% Senior Notes due July 15, 2011 (the “15 1/2% Senior Notes”) and to pay related fees and expenses. The total price of $52.1 million to redeem the 15 1/2% Senior Notes consisted of $39.6 million aggregate principal amount (excluding $1.7 million of unamortized discount), an $11.4 million purchase premium and $1.1 million of accrued interest from January 1, 2004, up to (but not including) March 8, 2004. At any time after July 31, 2002, and on or before July 15, 2012, warrants issued with the 15 1/2% Senior Notes could be exercised to purchase an equivalent amount of preferred stock at an exercise price of $0.01 per share. The total number of warrants outstanding after July 31, 2002, and exercised on March 8, 2004, to purchase an equivalent amount of preferred shares was 2,040,816. The proceeds of the 9 1/2% Notes were used in part to redeem and convert these preferred shares into common shares. Interest on the 9 1/2% Notes will be paid in cash semi-annually in arrears on April 1 and October 1 of each year, starting on October 1, 2004. The 9 1/2% Notes are Herbalife’s general unsecured obligations, ranking equally with any of the existing and future senior indebtedness and senior to all of Herbalife’s future subordinated indebtedness. Also, the 9 1/2% Notes are effectively subordinated to all existing and future indebtedness and other liabilities of Herbalife’s subsidiaries. In February 2005, the Company redeemed $110.0 million principal value or 40% of the outstanding principal amount of the 9 1/2% Notes for a cash payment of $120.5 million, including a purchase premium of $10.5 million. The fair value of the 9 1/2% Notes was $305.3 million and $178.2 million at December 31, 2004 and 2005, respectively.

Concurrently with the closing of the IPO, the Company entered into a $225.0 million senior credit facility with a syndicate of financial institutions, including affiliates of Morgan Stanley & Co. Incorporated and Merril Lynch, Pierce, Fenner & Smith Incorporated as joint lead arrangers and joint book-managers. The senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2.0% and the term loan initially bears interest at LIBOR plus 2 1/4%. In April 2005, the senior credit facility was amended whereby the interest rate was reduced from LIBOR plus 2 1/4% to LIBOR plus 1 3/4%. In addition, the amount payable in connection with a partial or full refinancing of the loan within the first year of the amendment shall equal 101% of the principal amount. In August 2005, the senior credit facility was amended again to permit the purchase, repurchase or redemption of up to $50.0 million aggregate principal amount of the 9 1/2% Notes. The Company is obligated to pay $0.2 million every quarter until September 30, 2010, and the remaining principal on December 21, 2010, for the term loan. As of December 31, 2005, no amounts had been borrowed under the revolver.

Annual scheduled principal payments of long-term debt are: $9.8 million (2006), $3.6 million (2007), $1.1 million (2008), $0.9 million (2009), $86.3 million (2010), and $165.0 million (thereafter).

5.	Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2016. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2005, were as follows (in millions):

	Operating	Capital

2006	$16.2	$3.4
2007	10.5	1.9
2008	7.8	0.2
2009	7.0	—
2010	6.7	—
Thereafter	29.7	—

Total	$77.9	$5.5

Less: amounts included above representing interest		0.1

Present value of net minimum lease payments		$5.4

Rental expense for the years ended December 31, 2003, 2004, and 2005 were $21.0 million, $22.5 million and $25.6 million, respectively.

Property under capital leases is included in property on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2004	2005

Equipment	$13.9	$13.9
Less: accumulated depreciation	(5.1)	(8.1)

Total	$8.8	$5.8

6.	Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (the “Code”). The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute between 2% to 17% of their compensation, and the Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. The Company contributed $1.3 million for both years ended December 31, 2003 and 2004, and $1.4 million for the year ended December 31, 2005.

The Company has non-qualified, deferred compensation plans for select groups of management: the “Management Plan” and the “Senior Executive Plan.” The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year (the “Annual Deferral Amount”). The Company makes matching contributions on behalf of each participant in the Senior Executive Plan. The Senior Executive Plan provides that the amount of the matching contributions is to be determined by the Company in its discretion. For 2005, the matching contribution was 3% of a participant’s base salary.

Each participant in either of the deferred compensation plans discussed above has at all times a fully vested and non-forfeitable interest in each year’s contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred.

In July 2002, the Company adopted an additional deferred compensation plan, the (“Supplemental Plan”). The Supplemental Plan allows employees to participate, who are highly compensated and who are eligible to participate in the Change in Control Plan. The administrative committee that manages and administers the plans (the “Deferred Compensation Committee”) allows eligible employees to defer up to 100% of their Change in Control Payments.

Each participant in the Supplemental Plan will be deemed to have invested in funds that provide a return equal to the short-term AFR, within the meaning of the Code. The entire interest of each participant in the Supplemental Plan is always fully vested and non-forfeitable. In connection with a participant’s election to defer the Change in Control Payment, as defined in the Supplemental Plan, the participant may also elect to receive a short-term payout, equal to the deferral amount plus earnings, which is payable two or more years from the first day of the year in which the deferral amount is actually deferred. Subject to the short-term payout provision and specified exceptions for unforeseeable financial emergencies, a participant may not withdraw, without incurring a ten percent (10%) withdrawal penalty, all or any portion of his or her account under the Supplemental Plan prior to the date that such participant either (1) is determined by the Deferred Compensation Committee to have incurred permanent and total disability or (2) dies or otherwise terminates employment with the Company.

The total deferred compensation expense of the three deferred compensation plans net of participant contributions was $1.0 million for the years ended December 31, 2003 and 2004, and $0.9 million for the year ended December 31, 2005. The total long-term deferred compensation liability under the three deferred compensation plans was $13.9 million and $15.1 million at December 31, 2004 and 2005, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $11.9 million and $13.1 million as of December 31, 2004 and 2005, respectively. The value of the assets in the irrevocable trust was $0.2 million as of December 31, 2004.

The Company has an Executive Retention Plan. The purpose of the Executive Retention Plan is to provide financial incentives for a select group of management and highly compensated employees of the Company to continue to provide services to the Company during the period immediately before and immediately after Change in Control, as defined in the Executive Retention Plan. The Company also established an Executive Retention Trust to provide benefits under the Executive Retention Plan. The Executive Retention Trust was an irrevocable trust established with an institutional trustee. In 2005, the Executive Retention Plan trust was terminated. Consequently, there was no balance in this trust as of December 31, 2005.

As a result of certain actions by Herbalife International’s Board, the Acquisition was not deemed to be a Change in Control under the Executive Retention Plan. Thus, the consummation of the Acquisition did not result in the payment of any benefit pursuant to the Executive Retention Plan.

7.	Transactions with related parties

The Company entered into agreements with Whitney and Golden Gate to pay monitoring fees for their services and other fees and expenses. Under the monitoring fee agreements, the Company was obligated to pay an annual amount of up to $5.0 million, but not less than $2.5 million, for an initial period of ten years, subject to the provisions in Herbalife International’s credit agreement. On December 1, 2004, the Company agreed with Whitney and Golden Gate to terminate the monitoring fee agreements in consideration for 0.7 million warrants, which were valued at approximately $2.9 million using the Black-Scholes option pricing model. The entire impact of the termination of the monitoring fee agreements was included in Selling, General & Administrative expenses in 2004.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2003 and 2004, the Company expensed monitoring fees in the amount of $5.0 million and $7.5 million, and other expenses of $3.4 million and $1.8 million, respectively.

In December 2004, the Company entered into a termination agreement with the parties to the Share Purchase Agreement executed in connection with the Acquisition. Pursuant to the termination agreement, the Share Purchase Agreement and all obligations and liabilities of the parties under the Share Purchase Agreement were terminated. As consideration for the termination of the Share Purchase Agreement, the Company entered into a Tax Indemnification Agreement with Whitney and Golden Gate, and/or their affiliates, pursuant to which the Company has agreed to indemnify each of those parties for the Federal income tax liability and any related losses they incur in respect of income of Herbalife that is, or would be, includible in the gross income of that party for any taxable period under Section 951(a) of the Code. Under the terms of the Tax Indemnification Agreement, the Company assumes, for this purpose, that each indemnified party is a “United States shareholder” as defined in Section 951(b) of the Code. The Company does not, however, have any obligation to provide an indemnity with respect to any taxes or related losses incurred that have been reimbursed under the Share Purchase Agreement. The Company’s senior credit facility permits the Company to pay these tax indemnity payments, but restricts the aggregate amount that the Company can pay in any given year to no more than $15 million. The Company currently anticipates that no amounts will be required to be paid under this agreement for 2005. As a result of the secondary offering in December 2005 in which Whitney and Golden Gate sold approximately 12.6 million shares, we are no longer a controlled foreign corporation. Consequently, for 2006 and thereafter, no payments under this agreement will be required.

In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc. (“Shuster”), a provider of product testing and formula development for Herbalife. For the years ended December 31, 2004 and 2005, total purchases from Shuster were $56,000 and $32,000, respectively.

In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment (“TBA”), a provider of creative services to Herbalife. While there were no services provided by TBA in 2004, for the year ended December 31, 2005 a payment of $5.7 million was made to TBA for services relating to the 25th Anniversary Extravaganza, the majority of which were reimbursements of Extravaganza expenses paid to third parties.

In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc. (“Leiner”), a nutritional manufacturer and supplier of certain Herbalife products. For the years ended December 31, 2004 and 2005, total purchases from Leiner were $0.5 million and $0.1 million, respectively.

In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients (“Stauber”), a value-added distributor of bulk specialty nutraceutical ingredients. For the year ended December 31, 2005, total purchases from Stauber were $1.8 million.

8.	Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. The Company believes that it has meritorious defenses to the suit.

Herbalife International and certain of its distributors have been named as defendants in a purported class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors vicariously violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state and local laws. The Company believes that it has meritorious defenses to the suit.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently, subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintains product liability insurance with an annual deductible of $10 million.

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges.

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

9.	Shareholders’ equity

The total undeclared and unpaid cumulative dividends on preferred shares was $32.8 million on December 31, 2003. On March 8, 2004, the preferred shares were redeemed for the original issue price of $183.1 million in addition to dividends of $38.5 million and converted into common shares on a one-to-one basis.

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by its credit agreement, cash requirements, future prospects and other factors deemed relevant by its board of directors. The credit agreement permits payments of dividends as long as no default exists and the amount does not exceed $20.0 million per fiscal year provided that the amount of dividends may be increased by 25% of the consolidated net income for the prior fiscal year if the Leverage Ratio (as defined in its credit agreement) for the four fiscal quarters of such fiscal year is less than or equal to 2.00:1.00.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value and all of the authorized preference shares were unissued. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions.

In December 2004, the Company completed an IPO and offered its common shares as part of a series of recapitalization transactions in connection with the IPO. See discussion under Note 1 to the Notes to Consolidated Financial Statements for details on the recapitalization.

The Company had 69.9 million and 68.6 million common shares outstanding at December 31, 2005 and 2004, respectively, and did not have any common shares outstanding at December 31, 2003. The Company has five stock based compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (the “Management Plan”), the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (the “Independent Directors Plan”), the Herbalife Ltd. 2004 Incentive Plan (the “2004 Stock Incentive Plan”), the 2005 Stock Incentive Plan (the “2005 Stock Incentive Plan”) and the Herbalife Ltd. Executive Incentive Plan (the “Executive Incentive Plan”). The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan is intended to replace the Management Plan and the Independent Directors Plan. No additional awards will be made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans will be absorbed by and become available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4.0 million common shares pursuant to awards, plus any shares that remain available for issuance under the 2004 Stock incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The purpose of the Executive Incentive Plan is to govern the award and payment of annual bonuses to certain Company executives.

Taken together, 6.0 million common shares were available for grant under the five stock based compensation plans. As of December 31, 2005, the Company had granted options net of cancellations to acquire approximately 12.3 million common shares under the five stock based compensation plans, which equals 17.7% of its December 31, 2005 share capital.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding at December 31, 2005, December 31, 2004 and December 31, 2003 and related option information is as follows:

	Herbalife Common Shares
		Weighted Average
2005	Options	Exercise Price
	(In millions)

Outstanding at January 1	9.8	$9.22
Granted	2.1	$18.77
Exercised	(1.2)	$1.78
Canceled	(0.5)	$3.41

Outstanding at December 31	10.2	$12.30
Available for grant at December 31	6.0

Total reserved shares	16.2

Exercisable at December 31	3.8	$9.12

Option prices per share
Granted	$14.85-$29.45
Exercised	$0.88-$25.00
Weighted average fair value of options granted during the year	$7.62

	Herbalife Common Shares
		Weighted Average
2004	Options	Exercise Price
	(In millions)

Outstanding at January 1	8.8	$6.34
Granted	2.8	$14.24
Exercised	(0.9)	$1.97
Canceled	(0.9)	$3.79

Outstanding at December 31	9.8	$9.22
Available for grant at December 31	3.6

Total reserved shares	13.4

Exercisable at December 31	2.8	$6.25

Option prices per share
Granted	$8.02-$25.00
Exercised	$0.88-$9.00
Weighted average fair value of options granted during the year	$3.24

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Herbalife Common Shares
		Weighted Average
2003	Options	Exercise Price
	(In millions)

Outstanding at January 1	3.3	$2.36
Granted	6.1	$8.16
Exercised	—	—
Canceled	(0.6)	$2.3

Outstanding at December 31	8.8	$6.34
Available for grant at December 31	0.5

Total reserved shares	9.3

Exercisable at December 31	1.3	$2.28

Option prices per share
Granted	$0.88-$24.64
Exercised	—
Weighted average fair value of options granted during the year	$0.48

The following table summarizes information regarding option groups outstanding at December 31, 2005:

		Weighted Average
	Options	Remaining	Weighted Average	Options	Weighted Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In millions)			(In millions)

$ 0.88-$ 3.52	2.7	6.98	$2.57	1.7	$2.47
$ 5.00-$14.00	2.3	7.98	$9.35	1.0	$8.69
$14.85-$15.50	2.4	9.11	$15.25	0.2	$14.99
$15.78-$24.64	2.2	7.88	$20.39	0.8	$20.68
$25.00-$29.45	0.5	9.60	$28.16	0.1	$26.82

On December 1, 2004, the Company agreed with Whitney and GGC Administration, LLC to terminate the monitoring fees agreements in consideration for 0.7 million warrants. Each warrant gives the holder the ability to purchase one common share at a price of $15.50 per share. All of the 0.7 million warrants were outstanding at December 31, 2005. The fair value of the warrants granted was $4.11 per share, or approximately $2.9 million (included in fourth quarter 2004 selling, general and administrative expenses) which was determined using the Black-Scholes option pricing model. The assumptions used for the valuation include: 30% price volatility; 3.72% risk free rate of return; 0% dividend yield and 5-year expected exercise term.

10.	Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company sells products in 60 countries throughout the world and is organized and managed by geographic region. In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s geographic operating information and sales by product line are as follows:

	Year Ended December 31,
	2003	2004	2005
	(In millions)
Net Sales:
United States	274.9	$252.9	$284.7
Japan	119.3	98.7	94.7
Mexico	73.6	102.4	218.9
Others	691.6	855.7	968.5

Total Net Sales	$1,159.4	$1,309.7	$1,566.8

Operating Margin(1):
United States	121.6	$101.9	$120.2
Japan	55.8	51.9	48.0
Mexico	30.8	41.7	96.8
Others	300.1	379.4	430.3

Total Operating Margin	$508.3	$574.9	$695.3
Selling, general and administrative expense	$401.3	$436.2	$476.3
Interest expense net	41.5	123.3	43.9

Income before income taxes	65.5	15.4	175.1
Income taxes	28.7	29.7	82.0

Net Income (loss)	$36.8	$(14.3)	$93.1

Net sales by product line:
Weight management	$500.1	$561.1	$680.7
Inner nutrition	505.1	562.0	646.8
Outer Nutrition®	105.7	123.1	163.4
Literature, promotional and other(2)	48.5	63.5	75.9

Total Net Sales	$1,159.4	$1,309.7	$1,566.8

Net sales by geographic region:
Americas	$424.4	$468.2	$681.7
Europe	448.2	536.2	545.3
Asia/Pacific Rim (excluding Japan)	167.5	206.5	245.1
Japan	119.3	98.8	94.7

Total Net Sales	$1,159.4	$1,309.7	$1,566.8

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2004	2005
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	(In millions)

Capital Expenditures:
United States	$17.3	$25.5	$20.5
Japan	0.2	0.1	2.6
Mexico	0.2	0.5	0.8
Others	2.7	4.2	8.7

Total Capital Expenditures	$20.4	$30.3	$32.6

	December 31,
	2004	2005
	(In millions)

Total Assets:
United States	$587.8	$520.1
Japan	60.3	50.8
Mexico	27.5	52.5
Others	273.1	214.4

Total Assets	$948.7	$837.8

Goodwill:
United States	$46.0	$36.8
Japan	22.7	18.2
Mexico	10.2	8.2
Others	88.6	71.0

Total Goodwill	$167.5	$134.2

As of December 31, 2005, the net property located in the U.S. and in all foreign countries was $47.0 million and $17.9 million, respectively. As of December 31, 2004, the net property located in the U.S. and in all foreign countries was $43.2 million and $12.2 million, respectively.

11.	Derivative Instruments and Hedging Activities

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the forecasted foreign currency cash flows where the hedging strategy involves the purchase of average rate options. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. As of December 31, 2005, the Company did not have any outstanding cash flow hedges on foreign exchange exposure. For the outstanding cash flow hedges on interest rate exposures at December 31, 2004 and December 31, 2005, the maximum length of time over which the Company is hedging these exposures is approximately three years. The interest rate swap outstanding as of December 31, 2005 was accounted for under the shortcut method, as defined by SFAS No. 133, which assumes the hedge to be perfectively effective. Consequently, all changes in the fair value of the derivative are deferred and recorded in other

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive income (“OCI”) until the related forecasted transaction is recognized in the consolidated statements of income. The estimated net amount of existing gains expected to be reclassified into earnings over the next 12 months is $0.1 million. At December 31, 2005, the pre-tax OCI balance related to the cash flow hedge was $0.2 million ($0.1 million after-tax).

The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are recorded in the Company’s statements of income. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the strike rate. The Company also uses foreign currency forward contracts, which give the Company the obligation to buy or sell foreign currency at a specified time and rate. The contracts are used to protect against changes in the functional currency equivalent value of inter-company or third party nonfunctional currency payables and receivables. In December of 2005, the Company entered into a short term interest rate cap agreement, which is not designated under hedge accounting. The cap provides protection in the event the three month LIBOR rate were to increase beyond 4.75%, and is in place, along with the interest rate swap, to fulfill the Company’s obligation to hedge at least 25% of the term debt notional amount. The fair values of the option, forward contracts and interest rate cap are based on third-party bank quotes.

The following table provides information about the details of the Company’s option contracts. Certain option contracts were designated as cash flow hedges or fair value hedges. Certain option contracts were freestanding derivatives.

		Average
Foreign Currency	Coverage	Strike Price	Fair Value	Maturity Date
	(In millions)		(In millions)

At December 31, 2005
Purchase Puts (Company may sell MXP/buy USD)
Mexican Peso	$6.0	10.53-10.79	$0.1	Jan-Mar 2006
Mexican Peso	$5.5	10.64-10.82	$0.1	Apr-Jun 2006
Mexican Peso	$4.5	10.74-10.86	$0.1	Jul-Sep 2006
Mexican Peso	$4.0	10.78-10.90	$0.1	Oct-Dec 2006

	$20.0		$0.4

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Average
Foreign Currency	Coverage	Strike Price	Fair Value	Maturity Date
	(In millions)		(In millions)

At December 31, 2004
Purchase Puts (Company may sell yen/buy USD)
Japanese yen	$4.5	102.06-103.43	$0.1	Jan-Mar 2005
Japanese yen	4.5	101.31-102.63	0.1	Apr-Jun 2005
Japanese yen	4.5	100.52-101.79	0.1	Jul-Sep 2005
Japanese yen	4.5	99.70-100.90	0.1	Oct-Dec 2005

	$18.0		$0.4

Purchase Puts (Company may sell euro/buy USD)
Euro	$10.2	1.31-1.35	$—	Jan-Mar 2005
Euro	10.2	1.32-1.35	0.1	Apr-Jun 2005
Euro	10.2	1.31-1.36	0.2	Jul-Sep 2005
Euro	10.2	1.32-1.36	0.3	Oct-Dec 2005

	$40.8		$0.6

Foreign exchange forward contracts are also used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below describe the forward contracts that were outstanding as of the dates indicated. All forward contracts were freestanding derivatives.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At December 31, 2005
Buy SEK sell USD	12/28/05	$2.3	1/31/06	7.93	$2.3
Buy EUR sell USD	12/28/05	$0.9	1/31/06	1.19	$0.9
Buy GBP sell USD	12/28/05	$3.1	1/31/06	1.72	$3.1
Buy KRW sell USD	12/28/05	$6.0	1/31/06	1,012.05	$6.0
Buy JPY sell USD	12/28/05	$4.1	1/31/06	117.39	$4.1
Buy CNY sell USD	12/28/05	$15.0	1/31/06	8.03	$15.0
Buy INR sell USD	12/28/05	$5.3	1/31/06	45.34	$5.3
Buy CAD sell Euro	12/30/05	$1.5	1/31/06	1.38	$1.5
Buy NZD sell Euro	12/30/05	$0.7	1/31/06	1.75	$0.7
Buy AUD sell Euro	12/30/05	$0.7	1/31/06	1.63	$0.7
Buy TWD sell Euro	12/30/05	$3.3	1/31/06	39.15	$3.4
Buy USD sell Euro	12/30/05	$0.7	1/31/06	1.19	$0.7
Buy NOK sell Euro	12/30/05	$1.5	1/31/06	8.05	$1.5
Buy DKK sell Euro	12/30/05	$1.3	1/31/06	7.46	$1.3
Buy PLN sell Euro	12/30/05	$0.8	1/31/06	3.84	$0.8
Buy Euro sell USD	12/30/05	$13.4	1/31/06	1.19	$13.7
Buy HUF sell Euro	12/30/05	$0.8	1/31/06	252.83	$0.8
Buy EUR sell USD	12/28/05	$9.5	1/31/06	1.19	$9.5
Buy Euro sell SEK	12/28/05	$0.6	1/31/06	9.42	$0.6
Buy YEN sell CHF	12/28/05	$22.6	1/31/06	89.40	$22.5
Buy Euro sell GBP	12/28/05	$0.8	1/31/06	0.69	$0.8

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At December 31, 2004
Buy EUR sell USD	12/22/04	$3.4	1/24/05	1.34	$3.5
Buy GBP sell USD	12/22/04	$3.4	1/24/05	1.91	$3.5
Buy JPY sell USD	12/22/04	$24.1	1/24/05	104.00	$24.5
Buy SEK sell USD	12/22/04	$3.0	1/24/05	6.74	$3.0
Buy Euro sell Rouble	12/23/04	$1.3	1/24/05	37.74	$1.3
Buy MXP sell EURO	12/06/04	$10.2	1/5/05	15.02	$10.1
Buy DKK sell EURO	12/06/04	$0.4	1/5/05	7.43	$0.4
Buy AUD sell EURO	12/06/04	$2.7	1/5/05	1.74	$2.7
Buy NOK sell EURO	12/06/04	$1.8	1/5/05	8.15	$1.8
Buy TWD sell EURO	12/06/04	$1.1	1/5/05	42.94	$1.1
Buy CAD sell EURO	12/21/04	$1.5	1/7/05	1.64	$1.5
Buy NZD sell EURO	12/21/04	$0.4	1/7/05	1.88	$0.4

All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end, the total amount of cash held by foreign subsidiaries primarily in Japan, Brazil, Mexico and Korea was $62.7 million, of which $4.5 million was maintained or invested in U.S. dollars.

The interest rate caps and swaps are used to hedge the interest rate exposure on the variable interest rate term loan. The table below describes the interest rate caps and swaps that were outstanding:

	Notional	Cap/Swap	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date
	(In millions)		(In millions)

At December 31, 2005
Interest Rate Cap	$2.5	4.75%	$—	1/31/2006
Interest Rate Swap	$20.0	4.23%	$0.2	1/28/2008

12.	Income Taxes

The components of income before income taxes are (in millions):

	Year Ended
	December 31,
	2003	2004	2005

Domestic	$14.9	$(9.5)	$166.0
Foreign	50.7	24.9	9.1

	$65.6	$15.4	$175.1

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes are as follows (in millions):

	Year Ended December 31,
	2003	2004	2005

Current:
Foreign	$24.7	$22.0	$34.1
Federal	14.5	2.4	26.2
State	1.7	1.7	5.3
Deferred:
Foreign	(4.3)	3.6	(14.9)
Federal	(8.2)	1.1	31.9
State	0.3	(1.1)	(0.6)

	$28.7	$29.7	$82.0

The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows (in millions):

	Year Ended
	December 31,
	2004	2005

Deferred income tax assets:
Accruals not currently deductible	$23.3	$19.8
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	54.2	9.4
Depreciation/amortization	—	6.2
Deferred compensation plan	5.4	2.0
Deferred interest expense	5.7	3.2
Accrued state income taxes	—	4.7
Accrued vacation	1.6	0.1
Other	—	7.7

Gross deferred income tax assets	90.2	53.1
Less: valuation allowance	(54.2)	(6.7)

Net deferred income tax assets	$36.0	$46.4

Deferred income tax liabilities:
Intangible assets	$130.5	$123.8
Inventory deductibles	6.1	2.7
Unrealized foreign exchange	6.1	3.1
Other	1.8	5.9

	$144.5	$135.5

Net	$(108.5)	$(89.1)

At December 31, 2005, the Company’s deferred income tax asset for foreign net operating loss carry-forwards of certain foreign subsidiaries of $9.4 million was reduced by a valuation allowance of $6.7 million. If tax benefits are recognized in the future through reduction of the valuation allowance, $0.1 million of such benefits will be allocated to reduce goodwill.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Company recorded a decrease in the valuation allowance of $47.5 million. Of this decrease, $33.1 million was allocated to reduce goodwill as the valuation allowance related to preacquisition carryover attributes. The decrease was primarily due to increased actual and forecast foreign source income from operations.

During 2005, the Company recorded a deferred tax liability of $3.0 million in connection with foreign currency translation. The total deferred tax liability at December 31, 2005, relating to accumulated comprehensive income was $3.1 million.

The net foreign operating loss carry-forwards of $26.5 million expire in varying amounts between 2006 and indefinitely. The foreign tax credit carry-forwards expire in varying amounts between 2010 and 2013. Realization of the income tax carry-forwards is dependent on generating sufficient taxable income prior to expiration of the carry-forwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carry-forwards will be realized. The amount of the income tax carry-forwards that is considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward period are reduced.

Deferred income taxes of $1.1 million have been provided on the undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such subsidiaries.

The applicable statutory rate in the Cayman Islands was zero for Herbalife Ltd. for the years ended December 31, 2005, 2004 and 2003. For purposes of the reconciliation between provision for income taxes at the statutory and the effective tax rate, a national U.S. 35% rate is applied as follows:

	Year Ended December 31,
	2003	2004	2005
	(In millions)

Tax expense at United States statutory rate	$22.9	$5.4	$61.3
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	3.9	18.5	16.5
U.S. tax on foreign income and foreign tax credits	4.3	4.1	3.7
Increase (decrease) in valuation allowances	7.7	3.8	(14.5)
State taxes, net of federal benefit	1.3	0.5	3.6
Intercompany sale of branch	—	—	5.5
Extraterritorial income exclusion	(10.6)	(3.2)	(5.6)
Non-deductible expenses	—	—	4.8
Other	(0.8)	0.6	6.7

Total	$28.7	$29.7	$82.0

13.	Restructuring Reserve

As of the date of the Acquisition, the Company began to assess and formulate a plan to reduce costs of the business and recorded a severance and restructuring accrual as part of the cost of the Acquisition. The accrued severance is for employees including executives, corporate functions and administrative support that were identified at the time of the Acquisition. Actions required by the plan of termination began immediately after consummation of the transaction. The balance of the restructuring reserve at December 31, 2005, was zero.

HERBALIFE LTD.
(FORMERLY WH HOLDINGS (CAYMAN ISLANDS) LTD.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the Company’s restructuring accrual subsequent to July 31, 2002 during each of the years in the three years ended December 31, 2005 (in millions):

	January 1,	January 1,	January 1,
	2003 to	2004 to	2005 to
	December 31,	December 31,	December 31,
	2003	2004	2005

Beginning balance	$8.7	$2.5	$0.7
Reduction of accrual	—	—	(0.4)
Payments made	(6.2)	(1.8)	(0.3)

	$2.5	$0.7	$0.0

14.	Quarterly Information (Unaudited)

	2004	2005
	(In millions, except per share data)

First Quarter Ended March 31
Net sales	$324.1	$372.1
Gross profit	260.4	296.3
Net income (loss)	(0.5)	13.3
Earnings (loss) per share
Basic	$(0.01)	$0.19
Diluted	$(0.01)	$0.19
Second Quarter Ended June 30
Net sales	$324.2	$384.7
Gross profit	257.9	307.3
Net income	12.1	22.8
Earnings per share
Basic	$0.23	$0.33
Diluted	$0.22	$0.32
Third Quarter Ended September 30
Net sales	$319.8	$401.0
Gross profit	250.8	321.5
Net income	11.5	27.1
Earnings per share
Basic	$0.22	$0.39
Diluted	$0.21	$0.37
Fourth Quarter Ended December 31
Net sales	$341.6	$409.0
Gross profit	270.7	325.9
Net income (loss)	(37.4)	30.0
Earnings (loss) per share
Basic	$(0.68)	$0.43
Diluted	$(0.68)	$0.41

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE Ltd.

By:	/s/ RICHARD GOUDIS
Richard Goudis
Chief Financial Officer

Dated: February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director (Principal Executive Offices)	February 28, 2006

/s/ RICHARD GOUDIS Richard Goudis	Chief Financial Officer (Principal Financial Officer)	February 28, 2006

/s/ DAVID PEZZULLO David Pezzullo	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2006

/s/ PETER CASTLEMAN Peter Castleman	Director, Chairman of the Board	February 28, 2006

/s/ KEN DIEKROEGER Ken Diekroeger	Director	February 28, 2006

/s/ JAMES FORDYCE James Fordyce	Director	February 28, 2006

/s/ JESSE ROGERS Jesse Rogers	Director	February 28, 2006

/s/ CHARLES ORR Charles Orr	Director	February 28, 2006

/s/ PETER MASLEN Peter Maslen	Director	February 28, 2006

/s/ RICHARD BERMINGHAM Richard Bermingham	Director	February 28, 2006

Signature	Title	Date

/s/ LEROY BARNES Leroy Barnes	Director	February 28, 2006

/s/ LEON WAISBEIN Leon Waisbein	Director	February 28, 2006

/s/ JOHN TARTOL John Tartol	Director	February 28, 2006