Form 10-Q
period 2006-03-31
HERBALIFE LTD.
filed 2006-05-03
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of registrant’s common shares outstanding as of April 27, 2006 was 70,197,359.

*	C/O Chief Financial Officer of Herbalife International, Inc.

HERBALIFE LTD.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three Months ended March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2005	2006
		(Unaudited)
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,248	$109,221
Receivables, net of allowance for doubtful accounts of $4,678 (2005) and $5,218 (2006)	37,266	45,829
Inventories	109,785	106,042
Prepaid expenses and other current assets	40,667	51,579
Deferred income taxes	23,585	21,935

Total current assets	299,551	334,606

Property, at cost, net of accumulated depreciation and amortization of $30,819 (2005) and $36,996 (2006)	64,946	70,853
Deferred compensation plan assets	13,149	15,772
Other assets	7,510	10,122
Deferred financing costs, net of accumulated amortization of $3,749 (2005) and $4,084 (2006)	3,531	3,196
Marketing related intangibles	310,000	310,000
Product certification, product formulae and other intangible assets, net of accumulated amortization of $17,792 (2005) and $18,567 (2006)	4,908	4,133
Goodwill	134,206	129,484

TOTAL	$837,801	$878,166

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,156	$32,509
Royalty overrides	87,401	90,495
Accrued compensation	32,570	28,580
Accrued expenses	93,597	102,251
Current portion of long term debt	9,816	8,512
Advance sales deposits	10,874	16,964
Income taxes payable	12,043	12,129

Total current liabilities	285,457	291,440
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	253,276	242,531
Deferred compensation	15,145	15,675
Deferred income taxes	112,714	112,989
Other non-current liabilities	2,321	3,253

Total liabilities	668,913	665,888

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preference shares, $0.002 par value, 7.5 million shares authorized and unissued	—	—
Common shares, $0.002 par value, 175 million shares authorized, 69.9 million (2005) and 70.0 million (2006) shares issued and outstanding	140	140
Treasury shares, at cost	(210)	(210)
Paid-in-capital in excess of par value	89,524	94,255
Accumulated other comprehensive income	605	569
Retained earnings	78,829	117,524

Total shareholders’ equity	168,888	212,278

TOTAL	$837,801	$878,166

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,	March 31,
	2005	2006
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$320,224	$393,604
Handling & freight income	51,836	62,184

Net sales	372,060	455,788
Cost of sales	75,737	91,366

Gross profit	296,323	364,422
Royalty overrides	135,168	165,298
Selling, general & administrative expenses	110,029	135,044

Operating income	51,126	64,080
Interest expense, net	22,202	6,015

Income before income taxes	28,924	58,065
Income taxes	15,648	19,369

NET INCOME	$13,276	$38,696

Earnings per share:
Basic	$0.19	$0.55
Diluted	$0.19	$0.53
Weighted average shares outstanding:
Basic	68,643	69,947
Diluted	71,714	73,451

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2005	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	13,276	38,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,077	7,064
Excess tax benefits from share-based payment arrangements	—	(1,491)
Amortization of discount and deferred financing costs	388	286
Deferred income taxes	6,401	4,544
Unrealized foreign exchange loss (gain)	2,062	(537)
Write-off of deferred financing costs and unamortized discounts	3,779	181
Other	1,982	2,385
Changes in operating assets and liabilities:
Receivables	(11,400)	(7,637)
Inventories	358	4,886
Prepaid expenses and other current assets	(9,265)	(11,156)
Accounts payable	5,165	(7,492)
Royalty overrides	822	2,389
Accrued expenses and accrued compensation	(7,303)	4,349
Advance sales deposits	5,675	5,926
Income taxes payable	3,773	3,201
Deferred compensation liability	(698)	530

NET CASH PROVIDED BY OPERATING ACTIVITIES	25,092	46,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(4,377)	(12,083)
Proceeds from sale of property	57	46
Changes in other assets	(643)	(2,407)
Deferred compensation plan assets	(579)	(2,623)

NET CASH USED IN INVESTING ACTIVITIES	(5,542)	(17,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	22	—
Principal payments on long-term debt	(113,232)	(12,286)
Exercise of stock options	131	806
Excess tax benefits from share-based payment arrangements	—	1,491
Other	(371)	—

NET CASH USED IN FINANCING ACTIVITIES	(113,450)	(9,989)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,933)	1,905

NET CHANGE IN CASH AND CASH EQUIVALENTS	(97,833)	20,973
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	201,577	88,248

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,744	109,221

CASH PAID FOR:
Interest	$14,900	1,673

Income taxes	$5,390	13,046

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$62	$100

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd., a Cayman Islands exempted limited liability company (“Herbalife” or the “Company”), incorporated on April 4, 2002, and its direct and indirect wholly-owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company (“WH Intermediate”), WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (“Herbalife International”) on July 31, 2002 (the “Acquisition”). Herbalife and its subsidiaries are referred to collectively herein as the Company.

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

In connection with the IPO and the recapitalization, the Company incurred $24.7 million in fees and expenses of which $19.8 million were associated with the IPO (included in equity) and $4.9 million were associated with the establishment of the new credit facility (included in deferred financing costs).

Secondary Offering

On December 19, 2005, Herbalife completed a secondary public offering of 13 million common shares held by certain existing shareholders. The selling shareholders received all net proceeds from the sale of common shares sold in this offering. Accordingly, Herbalife did not receive any proceeds from the sale of common shares.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles for complete financial statements. The Company’s financial statements as of and for the three months ended March 31, 2006 include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements as of March 31, 2006 and for the three months ended March 31, 2005 and March 31, 2006. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense that the Company recognized for the three months ended March 31, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods were not restated. See Note 8 to the consolidated financial statements for more details on stock based compensation.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Transactions with related parties

In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc. (“Shuster”), a provider of product testing and formula development for Herbalife. Herbalife’s total purchases from Shuster for the three months ended March 31, 2005 and 2006 were $17,000 and $0, respectively.

In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment (“TBA”), a provider of creative services to Herbalife. For the three months ended March 31, 2005 a payment of $4,577,000 was made to TBA for services relating to the 25th Anniversary Extravaganza, of which the majority were reimbursements of Extravaganza expenses paid to third parties. For the three months ended March 31, 2006, no payments were made to TBA.

In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc. (“Leiner”), a nutritional manufacturer and supplier of certain Herbalife products. Total purchases by Herbalife from Leiner during the three months ended March 31, 2005 and 2006 were $111,000 and $0, respectively.

In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients (“Stauber”), a value-added distributor of bulk specialty nutraceutical ingredients. Total purchases by Herbalife from Stauber for the three months ended March 31, 2005 and 2006 were $100,000 and $3,000, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt

Long-term debt consists of the following:

	As of
	December 31,	March 31,
	2005	2006
	(Dollars in millions)

11 3/4% Notes	$0.1	$0.1
Borrowings under senior credit facility	89.8	79.8
9 1/2% Notes, net of unamortized discounts of $3.5 million (2006) and $3.7 million (2005)	161.3	161.5
Capital leases	5.4	4.7
Other debt	6.5	4.9

	263.1	251.0
Less: current portion	9.8	8.5

	$253.3	$242.5

In March 2006, the Company made a prepayment to the term loan borrowings under the senior credit facility of $9.8 million. Consequently, the Company expensed $0.2 million of related unamortized deferred financing costs in the first quarter of 2006.

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). On April 21, 2006, the court granted plaintiff’s motion for class certification in West Virginia. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies, which

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require its distributors to comply with all applicable federal, state and local laws. The Company believes that it has meritorious defenses to the suit.

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

6.	Comprehensive Income

	Three Months Ended
	March 31,	March 31,
	2005	2006

Net income	$13.3	$38.7
Unrealized gain on derivative instruments	0.5	0.1
Foreign currency translation adjustment	0.1	(0.1)

Comprehensive income	$13.9	$38.7

7.	Segment Information

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

The Company sells products in 62 countries throughout the world and is organized and managed by geographic region. The Company elected to aggregate its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar with regard to the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location. Sales attributed to the United States is the same as reported in the geographic operating information.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s geographic operating information and sales by product line are as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2006
	(In millions)

Net sales:
United States	$67.0	$81.4
Mexico	37.4	83.5
Others	267.7	290.9

Total Net sales	$372.1	$455.8

Operating margin(1):
United States	$25.1	$27.8
Mexico	16.1	37.3
Others	119.9	134.0

Total Operating margin	$161.1	$199.1

Selling, general and administrative expense	110.0	135.0
Interest expense, net	22.2	6.1

Income before income taxes	28.9	58.0
Income taxes	15.6	19.3

Net Income	$13.3	$38.7

Net sales by product line:
Weight management	$151.8	$190.2
Inner nutrition	160.0	200.6
Outer Nutrition®	42.6	40.9
Literature, promotional and other(2)	17.7	24.1

Total Net Sales	$372.1	$455.8

Net sales by geographic region:
Americas	$140.6	$224.1
Europe	144.6	141.5
Asia/Pacific Rim (excluding Japan)	60.0	68.0
Japan	26.9	22.2

Total Net Sales	$372.1	$455.8

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31,	March 31,
	2005	2006
	(In millions)

Total Assets:
United States	$520.1	$562.5
Mexico	52.5	48.0
Others	265.2	267.7

Total Assets	$837.8	$878.2

8.	Stock Based Compensation

The Company has six stock-based compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“Management Plan”), the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“Independent Directors Plan”), the Herbalife Ltd. 2004 Incentive Plan (“2004 Stock Incentive Plan”), the 2005 Stock Incentive Plan (“2005 Stock Incentive Plan”), the Herbalife Ltd. Executive Incentive Plan (“Executive Incentive Plan”) and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan (“Independent Director Stock Unit Plan”). The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan is intended to replace the Management Plan and the Independent Directors Plan. No additional awards will be made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remain available for issuance under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The purpose of the Executive Incentive Plan is to govern the award and payment of annual bonuses to certain company executives. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of March 31, 2006 include stock options, stock appreciation rights (“SARS”) and stock units.

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in accounting for share-based awards made under these plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent the then current market price of the underlying stock exceeds the exercise price. On January 1, 2006, the Company adopted SFAS No. 123R. This statement replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company adopted SFAS No. 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the first quarter of 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change of in accounting principle.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. For the three months ended March 31, 2005 and 2006, stock-based compensation expense was included in selling, general and administrative expenses in the amount of $1.8 million and $2.4 million, respectively, as well as related income tax benefits recognized in earnings in the amount of $0.7 million and $1.0 million, respectively.

As of March 31, 2006, the total unrecognized compensation cost related to nonvested stock awards was $28.2 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three months ended March 31, 2006 was $1.3 million lower than it would have been under the Company’s previous accounting method for share-based compensation. Basic and diluted net earnings per common share for the three months ended March 31, 2006 were negatively impacted by the change in accounting method by $0.02 and $0.01 per share, respectively. Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash inflows. SFAS No. 123R requires that these excess tax benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006, tax benefits of $1.7 million were generated from option exercises.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to options granted under the Company’s stock-based compensation plans for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense using a graded vesting schedule with forfeitures recognized as they occur.

Three Months Ended
March 31, 2005
(In millions)

Net income as reported	$13.3
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.1
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2.4)

Pro forma net income	$12.0

Basic earnings per share
As reported	$0.19
Pro forma	$0.17
Diluted earnings per share
As reported	$0.19
Pro forma	$0.17

The Company’s stock-based compensation plans provide for grants of stock options, stock appreciation rights, restricted stock and stock units (collectively called the “awards”). Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. SARS vest quarterly over a five-year period beginning on the grant date. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan (“Incentive Plan Stock Units”) vest annually over a three year period which is equal to the contractual term. Stock unit awards under the Independent Directors

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Unit Plan (“Independent Director Stock Units”) vest at a 25% rate on each of April 15, July 15 and October 15 of the calendar year in which the award is granted and January 15 of the calendar year following the year in which the award is granted. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon on the historical volatility of the Company’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not paid any cash dividends since inception. The following table summarizes the weighted average assumptions used in the calculation of fair market value for the three months ended March 31, 2005 and 2006.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months		Three Months
	Ended March 31,		Ended March 31,		Ended March 31,		Ended March 31,
	2005	2006	2005	2006	2005	2006	2005	2006

Expected volatility	32.75%	37.03%	—	38.62%	—	38.62%	—	37.20%
Dividends yield	zero	zero	—	zero	—	zero	—	zero
Expected term	6.3 years	6.3 years	—	6.3 years	—	2.5 years	—	3.0 years
Risk-free interest rate	3.78%	3.94%	—	4.45%	—	3.84%	—	3.41%

The following tables summarize the activity under the stock-based compensation plans for the three months ended March 31, 2006:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic
Stock Options & SARS	Shares	Exercise Price	Contractual Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2005	10,197	$12.30
Granted	811	32.81
Exercised	(155)	5.19
Forfeited	(75)	4.52

Outstanding at March 31, 2006	10,778	$14.00	8.0 years	$213.1

Exercisable at March 31, 2006	4,228	$10.69	8.0 years	$97.6

		Weighted Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2005	—	$—	$—
Granted	102.8	32.62	3.3
Vested	(4.4)	31.81	(0.1)

Outstanding and nonvested at March 31, 2006	98.4	$32.66	$3.2

The weighted-average grant date fair value of stock awards granted during the three months ended March 31, 2005 and 2006 was $6.41 and $17.06, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2005 and 2006 was $0.4 million and $4.3 million, respectively.

9.	Derivative Instruments and Hedging Activities

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the forecasted foreign currency cash flows where the hedging strategy involves the purchase of average rate options. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. As of December 31, 2005, and March 31, 2006, the Company did not have any outstanding cash flow hedges on foreign exchange exposure. For the outstanding cash flow hedges on interest rate exposures at December 31, 2005 and March 31, 2006, the maximum length of time over which the Company is hedging these exposures is approximately three years. The interest rate swap outstanding as of December 31, 2005, and March 31, 2006 was accounted for under the shortcut method, as defined by SFAS No. 133, which assumes the hedge to be perfectly effective. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income (“OCI”) until the related forecasted transaction is recognized in the consolidated statements of income. The estimated net amount of existing gains expected to be reclassified into earnings over the next three years, which related to cash flow hedge, is $0.1 million.

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

Overview

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.6 billion for the year ended December 31, 2005. We sell our products in 62 countries through a network of over one million independent distributors except in China, where we currently use a retail business model with employed sales representatives because of regulatory restrictions on direct selling. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 26-year operating history.

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

Volume Points by Geographic Region

	For the Three Months
	Ended March 31,
	2005	2006	% Change
	(Volume points in millions)

The Americas	224.5	337.0	50.1%
Europe	144.9	148.9	2.8%
Asia/Pacific Rim	72.4	77.1	6.5%
Japan	18.8	17.0	(9.5)%

Worldwide	460.6	580.0	25.9%

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

Number of Supervisors by Geographic Region as of Reporting Period

	As of March 31,
	2005	2006	% Change

The Americas	94,270	133,192	41.3%
Europe	68,810	69,537	1.1%
Asia/Pacific Rim	40,588	46,427	14.4%
Japan	10,165	10,080	(0.8)%

Worldwide	213,833	259,236	21.2%

Number of Supervisors by Geographic Region as of Requalification Period

	As of February,
	2005	2006	% Change

The Americas	87,925	124,233	41.3%
Europe	65,104	66,103	1.5%
Asia/Pacific Rim	38,524	43,517	13.0%
Japan	9,547	9,719	1.8%

Worldwide	201,100	243,572	21.1%

Supervisors must re-qualify annually. The requalification period covers the twelve months starting in February and ending the following January. For the twelve month requalification period ended January 2006, 41.5% of our supervisors requalified, up from 39.7% a year ago. The number of supervisors by geographic region as of the reporting dates will normally be higher than the number of supervisors by geographic region as of the requalification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor in February. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic regions.

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

Royalty Overrides are generally earned based on Retail Sales, and approximate in the aggregate about 22% of Retail Sales or approximately 35% of our net sales. Royalty Overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of Retail Sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Because of restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits instead of the distributors earnings — distributor allowances and royalty overrides. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

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

Summary Financial Results

For the three months ended March 31, 2006, net sales increased by 22.5% as compared to the same period in 2005, primarily driven by increases in the Americas and Asia/Pacific Rim, partially offset by decreases in Japan and Europe. The increased sales in the first quarter of 2006 reflected the continued sales momentum generated from the successful promotions in 2005 and the enthusiasm and unity within our distributor organization.

Net income increased for the three months ended March 31, 2006 to $38.7 million, or $0.53 per diluted share, from $13.3 million, or $0.19 per diluted share for the same period in 2005. Excluding the impact of a $3.7 million tax benefit resulting from an international income tax settlement in the first quarter of 2006 and $14.2 million of recapitalization expenses incurred in the first quarter of 2005 associated with the $110.0 million clawback of our 9 1/2% Notes, net income increased 27.3%. The net income increase was due to net sales growth, lower interest and income tax expense, partially offset by higher labor, promotional and professional fee expenses. Overall, the appreciation of foreign currencies had a $2.2 million favorable impact on net results for the three months ended March 31, 2006.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
	March 31,	March 31,
	2005	2006

Operations:
Net sales	100.0%	100.0%
Cost of sales	20.4	20.1

Gross profit	79.6	79.9
Royalty overrides	36.3	36.3
Selling, general & admin expenses	29.6	29.6

Operating income	13.7	14.0
Interest expense	6.0	1.3

Income before income taxes	7.8	12.7
Income taxes	4.2	4.2

Net income	3.6	8.5

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2005					2006
				Handling					Handling
				&					&		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

The Americas	$231.2	$(111.3)	$119.9	$20.7	$140.6	$372.6	$(180.1)	$192.5	$31.6	$224.1	59.4%
Europe	236.5	(112.8)	123.7	20.9	144.6	232.3	(111.3)	121.0	20.5	141.5	(2.1)%
Asia/Pacific Rim	99.0	(46.1)	52.9	7.1	60.0	107.9	(47.3)	60.6	7.4	68.0	13.4%
Japan	46.3	(22.6)	23.7	3.2	26.9	38.3	(18.8)	19.5	2.7	22.2	(17.5)%

Total	$613.0	$(292.8)	$320.2	$51.9	$372.1	$751.1	$(357.5)	$393.6	$62.2	$455.8	22.5%

Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the marketing program coupled with educational and motivational tools to incentivize distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events — Extravaganzas and World Team Schools — where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in selling, general & administrative expenses. Sales are driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have ranged from our 2003 laptop computer promotion to vacations or other qualifying events for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in selling, general, & administrative expenses.

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

The Company’s strategy will continue to include generating and maintaining growth within existing markets. We expect to increase spending in selling, general & administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives. In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico and the Total Plan in Brazil and GenerationH (“GenH”) in the U.S., as described in the net sales discussion below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally where appropriate and financially support the globalization of these initiatives.

The Americas

Net sales in The Americas increased $83.5 million, or 59.4%, for the three months ended March 31, 2006, as compared to 2005. In local currency, net sales increased by 51.6% for the three months ended March 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a favorable impact of $11.0 million on net sales for three months ended March 31, 2006. The overall increase was a result of net sales growth in Mexico, Brazil and U.S. of $46.1 million, $12.1 million and $14.4 million, respectively, or 123.2%, 51.8%, and 21.5%, respectively, for the three months ended March 31, 2006.

The net sales growth trend in Mexico reflects the continued emphasis on distributor and customer retention programs such as the Nutrition Clubs, which are an innovative way by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products. The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor. Our distributors are operating over 25,000 Nutrition Clubs in Mexico. During the first quarter we opened an additional sales center in Mexico City and held a Presidents Team Tour attended by approximately 9,000 distributors. In the second quarter of 2006 we plan to move our local headquarter and main warehouse to a new location to better support the increased sales. In connection with the relocation we expect to invest approximately $2.4 million in leasehold improvements, equipment and technology hardware.

The net sales growth trend in Brazil is a result of the expansion of the Total Plan, strong distributor leadership, a highly effective country management team and a good product portfolio. The Total Plan is a low cost lead generating method where distributors use our personal care line of products and offer consultations to obtain referrals. This concept specifically supports our retailing and recruiting initiatives and has been a catalyst for growth in Brazil. In December 2005, Brazil held its 10th Anniversary Event, with over 10,000 distributors in attendance. At this event, new products (Firm Cell, Radiant C Scrub, Cleanser and Body Lotion) were launched that further support the Total Plan, reinforcing our objective to increase the recruitment, retailing and retention by distributors. A demonstration of our online distributor tool, BizWorks, was also provided to highlight the benefits of real time organizational volume reports as a means to improve efficiency for distributors. The positive momentum from this event has continued into the first quarter of 2006.

Net sales growth in the U.S. is a result of the numerous steps taken in 2004, 2005 and the first quarter of 2006 to improve the business in the U.S., including the establishment of a dedicated U.S. country management team; branding efforts such as sponsorship of the JP Morgan Chase tennis tournament, the AVP Volleyball Tour, the Nautica Malibu Triathlon and the 2006 Amgen Tour of California bicycle race; various new promotions including the 2006 Active World Team promotion and the 2006 President Team Challenge; and various new product introductions in late 2005. These steps have helped maintain the positive net sales growth during the first quarter of 2006. It is our plan to open two new sales centers in the U.S. during the second half of 2006 to further support the overall sales growth and in particular to stimulate sales within the vicinity of the new sales centers.

We believe that 2006 sales in the Americas region should continue its positive year over year growth primarily as a result of the expected continuation of the strong momentum in Mexico, Brazil, and the U.S.

Europe

Net sales in Europe decreased $3.1 million, or 2.2%, for the three months ended March 31, 2006, as compared to 2005. In local currency, net sales increased 5.5% for the three months ended March 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $11.1 million for the three months ended March 31, 2006. Germany, Netherlands and Switzerland continue to experience sales declines of 20.8%, 23.8% and 25.0%, respectively, while France and Italy increased net sales by 29.6% and 8.0%, respectively, for the three months ended March 31, 2006, as compared to 2005. During the quarter we re-located our call centers to Italy, France and the Netherlands in an effort to improve service and support to distributors, who previously were serviced out of the United Kingdom. During this process we also opened our first sales center in the Netherlands.

The decline in the Netherlands has been primarily driven by lower recruiting of new distributors. A reconstituted distributor strategy group, working closely with regional management is focused on initiatives to reverse that trend. New distributor business tools and the sponsorship of the Rotterdam Marathon are direct results of these efforts.

In Germany and Switzerland, a newly constituted strategy group is focusing on turnaround initiatives, both on business activity as well as brand building. Recent in-country trainings by top distributors on key initiatives such as the Total Plan have evolved from this group.

While progress is being made, the turnaround is expected to be slow in all three of the above markets, and net sales for 2006 are expected to be slightly below the level of 2005 for these countries.

The net sales increases in Italy and France are primarily due to a well balanced performance across distributor retailing, recruiting and retention efforts, a united distributor leadership working closely with the local management, and a program focus on the Total Plan as referred to above. In addition, in France there is an increasing emphasis on good health and nutrition, which is supported and promoted by local nutritionists.

We believe that 2006 sales in Europe should continue the positive year over year growth as measured in local currencies, partly due to our global and local branding initiatives, such as sponsoring the London Triathlon, the Belgium Gezond Wandeldag Fun Run and the Madrid Triathlon, which are intended to continually improve our corporate and brand reputation in the market and our introduction of new products into the region, such as Liftofftm, scheduled for launch during the second and third quarters of 2006. In addition, with the recent changes to our management teams, both regionally and locally, we expect to formulate and implement a new strategy to improve the declining markets in Europe and continue positive growth trends in others.

Asia/Pacific Rim

Net sales in Asia/Pacific Rim increased $8.0 million, or 13.3%, for the three months ended March 31, 2006, as compared to 2005. In local currency, net sales increased 13.6% for the three months ended March 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a $0.2 million unfavorable impact on net sales for the three months ended March 31, 2006. The overall increase was attributable mainly to increases in South Korea, China and the opening of Malaysia in February 2006.

Net sales in South Korea increased $3.5 million, or 35.4%, for the three months ended March 31, 2006, as compared to 2005. This continued improvement in 2006 was a result of positive momentum from the local events including leadership weekends and a unified focus by Korea’s country and distributor leadership. Also, during the first quarter of 2006 we made some modifications to the local distributor compensation plan, which we expect to have a positive impact on recruiting in 2006.

Net sales in China increased $4.0 million to $4.3 million for the three months ended March 31, 2006, as compared to 2005. Since March of 2005 we have opened 19 retail stores in 9 provinces throughout China. We expect to increase the number of stores to cover approximately 20 provinces before the end of 2006.

Malaysia opened in February 2006 with over 10,000 attendees at various opening events. Net sales for the three months ended March 31, 2006 was $3.9 million.

Net sales in Taiwan decreased $3.5 million, or 14.7%, for the three months ended March 31, 2006, as compared to 2005. The decrease was primarily attributed to the local distributor leadership and some of their key members directed their focus on the opening of Malaysia and the emerging business opportunity in China.

Overall, we believe that additional promotions, various branding initiatives including the sponsorship of several healthy lifestyle events in the region, the opening of Malaysia, the further expansion into the Chinese market, the expansion of Nutrition Clubs within the region and new product introduction, should continue the region’s positive year over year growth.

Japan

Net sales in Japan decreased $4.7 million, or 17.5%, for the three months ended March 31, 2006, as compared to 2005. In local currency, net sales in Japan decreased 7.4% for the three months ended March 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had an unfavorable $2.7 million impact on net sales for the three months ended March 31, 2006. After two consecutive quarters of year over year sales growth as measured in local currencies, the current quarter decline was primarily due to the introduction of Shapeworkstm in the first quarter of 2005 and the timing of certain promotions. Such promotions and significant product introductions were not repeated in 2006. The number of new distributors and the supervisor retention rate are improving when compared to the same period last year. The improved retention rate was caused by a shift in distributors taking advantage of the modified re-qualification criteria, a criteria we believe will lead to increased future sales and exceed the immediate negative impact on sales.

Sales by Product Category

	Three Months Ended March 31,
	2005					2006
				Handling					Handling &
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$256.7	$(126.6)	$130.1	$21.7	$151.8	$322.5	$(159.0)	$163.5	$26.7	$190.2	25.3%
Inner Nutrition	270.6	(133.5)	137.1	22.9	160.0	340.2	(167.8)	172.4	28.2	200.6	25.4%
Outer Nutrition®	72.0	(35.5)	36.5	6.1	42.6	69.4	(34.2)	35.2	5.7	40.9	(4.0)%
Literature, Promotional and Other	13.7	2.8	16.5	1.2	17.7	19.0	3.5	22.5	1.6	24.1	36.2%

Total	$613.0	$(292.8)	$320.2	$51.9	$372.1	$751.1	$(357.5)	$393.6	$62.2	$455.8	22.5%

Our increased emphasis on the science of weight management and nutrition during the past two years, illustrated by our assembly of the Scientific Advisory Board and the Medical Advisory Board, has resulted in product introductions such as Niteworkstm and Garden 7tm and the introduction of ShapeWorkstm, a personalized meal replacement program. Due to the launch these new products together with the continued positive sales momentum discussed above, net sales of weight management products and Inner Nutrition® products increased at a higher rate than net sales of inner nutrition products. Literature, Promotional and Other, which is net of product buy-backs and returns in all product categories, increased due to a decrease in returns and refunds. We expect shifts within these categories from time to time as we launch new products.

Gross Profit

Gross profit was $364.4 million for the three months ended March 31, 2006, as compared to $296.3 million in the same period of 2005. As a percentage of net sales, gross profit for the three months ended March 31, 2006 increased slightly from 79.6% to 80.0%, as compared to the same period of 2005. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 36.3% for the three months ended March 31, 2006 and March 31, 2005. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General, & Administrative Expenses

Selling, General, & Administrative expenses as a percentage of net sales were 29.6% for the three months ended March 31, 2006 and March 31, 2005, respectively.

For the three months ended March 31, 2006, Selling, General & Administrative expenses increased $25.0 million to $135.0 million from $110.0 million in the same period of 2005. The increase included $11.0 million in higher salaries and benefits, due primarily to normal merit increases, higher employee bonuses, higher stock based compensation expenses, increases related to the strengthening of the management team regionally and in the U.S.; higher compensation costs associated with employee sales representatives in China; and $5.6 million in additional professional fees primarily associated with our technology infrastructure and legal expenses; and $3.9 million in additional sales event expenses related primarily to the Chile Extravaganza and Herbalife Honors, our most prestigious award ceremony.

We expect 2006 Selling, General & Administrative expenses to increase over 2005 levels, reflecting general salary merit increases and the on-going investments in our five key strategies—distributor, direct-to-consumer, product development, China, and infrastructure strategies. Although as a percentage of net sales, these expenses should be slightly down from 2005 levels.

Net Interest Expense

Net interest expense was $6.0 million for the three months ended March 31, 2006, as compared to $22.2 million in the same period of 2005 reflecting the lower level of debt, from the redemption of 40% or $110 million principal amount of the 9 1/2% Notes completed in February 2005.

Income Taxes

Income taxes were $19.4 million for the three months ended March 31, 2006, as compared to $15.6 million in the same period of 2005. As a percentage of pre-tax income, the effective income tax rate was 33.4% for the three months ended March 31, 2006, as compared to 54.1% in the same period of 2005. The decrease in the effective tax rate for the three months ended March 31, 2006 as compared to 2005 was caused primarily by the higher pre-tax income, the impact of non-deductible recapitalization charges in the three months ended March 31, 2005 and the settlement of an international tax audit in the three months ended March 31, 2006. Excluding the impact of the recapitalization expenses and the completion of the international tax audit, the effective tax rate would have been approximately 39.7% and 37% for the three months ended March 31, 2006 and March 31, 2005, respectively.

Foreign Currency Fluctuations

Currency fluctuations had a favorable impact of $2.2 million on net results for the three months ended March 31, 2006, when compared to what current year net results would have been using last year’s foreign exchange rates. For the three months ended March 31, 2006, the regional effects of currency fluctuations were an unfavorable impact of $1.4 million in Europe, an unfavorable impact of $0.2 million in Asia/Pacific Rim, a favorable impact of $3.1 million in The Americas, and a favorable impact of $0.7 million in Japan.

Net Results

Net income for the three months ended March 31, 2006 was $38.7 million, or $0.53 per diluted share, up from $13.3 million, or $0.19 per diluted share for the same period of 2005. Excluding the impact of a $3.7 million tax benefit resulting from an international income tax settlement in the first quarter of 2006 and $14.2 million of recapitalization expenses incurred in the first quarter of 2005 associated with the $110.0 million clawback of our 9 1/2% Notes, net income increased 27.3%. The increase in net income was due to the net sales growth, lower interest and income tax expense, partially offset by higher labor, promotional and professional fee expenses. Overall, the appreciation of foreign currencies had a $2.2 million favorable impact on net results for the three months ended March 31, 2006.

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

For the three months ended March 31, 2006, we generated $46.1 million from operating cash flows, as compared to $25.1 million for the three months ended March 31, 2005. The increase in cash generated from operations reflected an increase in net income of $25.4 million, which was primarily driven by a 22.5% growth in net sales and a decrease in interest paid of $13.2 million, partially offset by an increase in income taxes paid of $7.7 million and the timing of the Mark Hughes Bonus payment. In 2006, we made $24.6 million of Mark Hughes Bonus payments in March 2006. In 2005, the Mark Hughes Bonus payments were paid in April 2005.

Capital expenditures, including capital leases, for the three months ended March 31, 2006 were $12.2 million, as compared to $4.4 million for the same period in 2005. The majority of these expenditures represented investments in management information systems, the development of the Company’s direct-to-consumer platform, and the expansion of our facilities in China. We expect to incur capital expenditures of up to $45 million in 2006.

2005 and 2006 are investment years for us in China as we expand our business there. The operating loss in China for 2005 was $2.2 million and we currently anticipate to fund an operating loss of approximately $10.0 million in 2006, in addition to total capital expenditures and working capital of up to $15.0 million for the planned build-out of retail stores, our offices and the expansion of the capabilities of our manufacturing facility. In 2005 we invested approximately $4.5 million in capital expenditures in China.

In December 2004, Herbalife completed an initial public offering in connection with which several recapitalization transactions were completed, including the tender for all of the outstanding 11 3/4% Notes, of which 99.9% accepted the tender offer, and a replacement of the existing term loan and revolving credit facility with a new $225.0 million senior credit facility. In addition, we redeemed $110 million principal amount excluding discounts or 40% of our outstanding 9 1/2% Notes in February of 2005 for the cash amount of $124.1 million, including a premium of $10.5 million and accrued interest of $3.6 million. Interest expense in 2005 includes the redemption amount of $14.2 million, which represents $10.5 million of premium and $3.7 million of write off of deferred financing cost and discount.

The $225.0 million senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2%. In April 2005 the senior credit facility was amended whereby the interest rate was reduced from LIBOR plus 2 1/4% to LIBOR plus 1 3/4%. In addition, the amount payable in connection with a partial or full refinancing of the loan within the first year of the amendment shall equal 101% of the principal amount. In August 2005, the senior credit facility was amended to permit the purchase, repurchase or redemption of up to $50.0 million aggregate principal amount of the 9 1/2% Notes due 2011. There were no repurchases of the 9 1/2% Notes in 2005 and 2006. In March 2006, we prepaid $9.8 million of our senior credit facility resulting in approximately $0.2 million additional interest expense from write-off of deferred financing fees. With regard to the term loan we are obligated to pay $0.2 million every quarter until September 30, 2010 and the remaining principal amount on December 21, 2010.

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

The following summarizes our contractual obligations including interest at March 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
							2011 &
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)

Senior Secured Term Loan	$103.9	$4.5	$6.0	$5.9	$5.9	$81.6	$—
11 3/4% Notes	0.2	—	—	—	—	0.2	—
9 1/2% Notes	251.2	15.7	15.7	15.7	15.7	15.7	172.7
Capital Lease	4.8	2.7	1.9	0.2	—	—	—
Other debt	5.0	4.1	0.9	—	—	—	—
Operating leases	76.6	13.3	11.4	8.0	7.1	7.0	29.8

Total	$441.7	$40.3	$35.9	$29.8	$28.7	$104.5	$202.5

As of March 31, 2006, we had positive working capital of $43.2 million. Cash and cash equivalents were $109.2 million at March 31, 2006, compared to $88.2 million at December 31, 2005.

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). On April 21, 2006, the court granted plaintiff’s motion for class certification in West Virginia. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state and local laws. The Company believes that it has meritorious defenses to the suit.

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

We sell products in 62 countries throughout the world and is organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of retail sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.9% and 0.9% for the three months ended March 31, 2005 and 2006 respectively. No material changes in estimates have been recognized for the three months ended March 31, 2005 and 2006.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $8.0 million, and $9.6 million as of December 31, 2005 and March 31, 2006, respectively.

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

Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of March 31, 2006, we had goodwill of approximately $129.5 million, and marketing franchise of $310.0 million. No write-downs have been recognized for the three months ended March 31, 2005. For the three months ended March 31, 2006, goodwill was reduced by $4.7 million due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment.  Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating out stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon on the historical volatility of Herbalife’s common stock and, but due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

New Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the three months ended March 31, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods were not restated. See Note 8 to the consolidated financial statements for more details on stock based compensation.

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

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to inter-company transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated as cash flow hedges for forecasted transactions.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event that the foreign currency weakens beyond the option strike rate.

The following table provides information about the details of our option contracts:

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date
	(In millions)		(In millions)

Purchase Puts (Company may sell peso/buy USD)
Mexican peso	$19.5	10.54 — 10.82	$0.5	Apr-Jun 2006
Mexican peso	$19.5	10.61 — 10.86	$0.6	Jul-Sep 2006
Mexican peso	$18.5	10.69 — 10.94	$0.7	Oct-Dec 2006

	$57.5		$1.8

Purchase Puts (Company may sell real/buy USD)
Brazilian real	$7.5	2.19 — 2.41	$0.1	Apr-Jun 2006
Brazilian real	$6.0	2.24 — 2.38	$0.2	Jul-Sep 2006
Brazilian real	$5.0	2.28 — 2.37	$0.2	Oct-Dec 2006

	$18.5		$0.5

Purchase Puts (Company may sell won/buy USD)
Korean won	$3.8	972.65 — 993.80	$0.0	Apr-Jun 2006
Korean won	$3.8	981.50 — 993.00	$0.1	Jul-Sep 2006
Korean won	$3.8	980.75 — 992.25	$0.1	Oct-Dec 2006

	$11.4		$0.2

Purchase Puts (Company may sell pounds/buy USD)
British pound	$0.8	1.785 — 1.788	$0.0	Apr-Jun 2006

	$0.8		$0.0

Purchase Puts (Company may sell rand/buy USD)
South African rand	$1.5	6.11 — 6.13	$0.0	Apr-Jun 2006

	$1.5		$0.0

Purchase Puts (Company may sell Taiwan dollar/buy USD)
Taiwan Dollar	$2.0	31.56 — 31.78	$0.0	Apr-Jun 2006
Taiwan Dollar	$2.5	31.23 — 31.39	$0.1	Jul-Sep 2006
Taiwan Dollar	$3.0	30.98 — 31.25	$0.1	Oct-Dec 2006

	$7.5		$0.2

Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At March 31, 2006
Buy USD sell SEK	03/29/06	$2.4	04/30/06	7.82	$2.4
Buy USD sell EUR	03/29/06	$0.9	04/30/06	1.20	$0.9
Buy USD sell GBP	03/29/06	$3.1	04/30/06	1.73	$3.1
Buy TRY sell USD	03/29/06	$3.0	04/30/06	1.36	$3.0
Buy KRW sell USD	03/29/06	$6.0	04/30/06	976.90	$6.0
Buy JPY sell USD	03/29/06	$4.1	04/30/06	117.27	$4.1
Buy CNY sell USD	03/29/06	$5.0	04/30/06	8.00	$5.0
Buy INR sell USD	03/29/06	$5.3	04/30/06	44.81	$5.3
Buy TRY sell USD	03/30/06	$1.1	04/27/06	1.36	$1.1
Buy EUR sell USD	03/29/06	$15.9	04/30/06	1.20	$16.0
Buy USD sell EUR	03/29/06	$10.8	04/30/06	1.20	$10.9
Buy USD sell EUR	03/31/06	$13.4	04/30/06	1.21	$13.3
Buy EUR sell USD	03/29/06	$12.1	04/30/06	1.21	$12.1
Buy CAD sell EUR	03/29/06	$1.6	04/30/06	1.41	$1.547
Buy NZD sell EUR	03/29/06	$0.6	04/30/06	1.99	$0.616
Buy TWD sell EUR	03/28/06	$5.0	04/30/06	39.16	$5.028
Buy NOK sell EUR	03/29/06	$1.5	04/30/06	7.98	$1.533
Buy DKK sell EUR	03/29/06	$1.3	04/30/06	7.46	$1.305
Buy PLN sell EUR	03/29/06	$0.8	04/30/06	3.95	$0.776
Buy EUR sell USD	03/29/06	$17.5	04/30/06	1.21	$17.6
Buy USD sell EUR	03/29/06	$0.8	04/30/06	1.20	$0.8
Buy HUF sell EUR	03/29/06	$0.9	04/30/06	266.91	$0.9
Buy EUR sell HUF	03/30/06	$0.2	04/30/06	265.63	$0.2
Buy EUR sell USD	03/29/06	$12.9	04/30/06	1.20	$13.0
Buy EUR sell SEK	03/29/06	$0.6	04/30/06	9.42	$0.6
Buy YEN sell CHF	03/29/06	$22.8	04/30/06	89.80	$22.7
Buy EUR sell GBP	03/29/06	$0.8	04/30/06	0.69	$0.9

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2006, the total amount of our foreign subsidiary cash was 71.7 million, of which $2.0 million was invested in U.S. dollars.

Interest Rate Risk

We use interest rate swaps to hedge the interest rate exposure on the variable interest rate associated with our senior credit facility. They provide protection in the event the LIBOR rates fluctuate. Interest rate swaps are designated as cash flow hedges. The table below describes the interest rate swap that was outstanding:

	National	Average	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date
	(In millions)		(In millions)

At March 31, 2006
Interest rate swap	$20.0	4.27%	$0.33	01/28/2008

The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of March 31, 2006. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at March 31, 2006. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate (in millions)	$—	—	—	—	$0.1	$—	$0.1	$0.1
Average Interest Rate							11.75%
Variable Rate (in millions)	$0.6	$0.8	$0.8	$0.8	$76.8	$—	$79.8	$79.8
Average Interest Rate							6.46%
Fixed Rate (in millions)	—	—	—	—	—	$165.0	$165.0	$176.6
Average Interest Rate							9.5%

Under the $200.0 million term loan, the Company is obligated to enter into (for a minimum of three years after December 21, 2004) an interest rate hedge for up to 25% of the aggregate principal amount of the term loan. On February 24, 2005 the Company entered into an interest rate swap, as discussed above, to fulfill this obligation.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Financial Statements and the related notes.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See discussion under Note 5 to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report.

Item 1.a	RISK FACTORS

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

In light of the high year-over-year rate of turnover in our distributor base, we have our supervisors requalify annually in order to help us maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2006, 41.5% of our supervisors re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Supervisors who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we and our senior distributor leadership do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our over one million independent distributors, we had approximately 244,000 supervisors after requalifications in February 2006. These supervisors, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our supervisors, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading supervisors, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations, and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired. For example, in Mey v. Herbalife International, et al, the plaintiff seeks to hold the Company vicariously liable for actions of certain of its distributors, each of whom is an independent contractor. While the Company vigorously denies such distributors were acting as agents of the

Company, and although the court specifically did not rule on the question of vicarious liability, on April 21, 2006 it did grant the plaintiff’s motion to certify the case as a class action. We believe that we have meritorious defenses and will continue to vigorously defend this lawsuit.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $30,000 as of March 31, 2006) per purported violation as well as costs of the trial. For the year ended December 31, 2005, our net sales in Belgium were approximately $15.9 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 82% of our net sales for the three months ended March 31, 2006, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

The market for our products depends to a significant extent upon the goodwill associated with our trademark and tradenames. We own, or have licenses to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our products in the markets where those products are sold. Therefore, trademark and trade name protection is important to our business. Although most of our trademarks are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. The loss or infringement of our trademarks or tradenames could impair the goodwill associated with our brands and harm our reputation, which would harm our financial condition and operating results.

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

Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train and attempt to monitor our distributors’ marketing materials, we cannot ensure that all such materials comply with bans on therapeutic claims. If our distributors fail to comply with these restrictions, then we and our distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent distributors in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held responsible for the actions of our independent distributors.

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

We depend on the continued services of our Chief Executive Officer, Michael O. Johnson, and our current senior management team and the relationships that they have developed with our senior distributor leadership, especially in light of the high level of turnover in our former senior management team, and the resulting need to reestablish good working relationships with our senior distributor leadership, after the death of our founder in May of 2000. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could negatively impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. The loss of such key personnel could negatively impact our ability to implement our business strategy, and our continued success will also be dependent upon our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

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

A few of our shareholders collectively exert significant influence over us and have the power to cause the approval or rejection of all shareholder actions and may take actions that conflict with your interests.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Commission, the Public Company Accounting Oversight Board and the NYSE. In particular, we are required to include management and auditor reports on the effectiveness of internal control over financial reporting as part of our annual report on Form 10-K for the year ended December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock.

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

The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise have a material adverse effect on the creditors’ interests. Furthermore, the Grand Court will only approve a scheme of arrangement if it is satisfied that:

•	the statutory provisions as to majority vote have been complied with;

•	the shareholders have been fairly represented at the meeting in question;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme or arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

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

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(a)
4.2		Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9 1/2% Notes due 2011	(a)
4.3		Form of Share Certificate	(d)
9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
9.2		Voting Agreement, dated as of December 31, 2004 by and among Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund, Ltd., on the one hand, and CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC on the other hand	(f)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effectivex January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.9#	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification	(a)
10.10		Agreement for Retention of Legal Services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert A. Sandler	(a)
10.11		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.12		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)

Exhibit
Number		Description	Reference

10.13		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.14		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.15#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.16#	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.17#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.18#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10	.19#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10	.20#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.21#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)
10	.22#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.23#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.24#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.25#	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)
10	.26#	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)
10	.27#	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)
10	.28#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.29#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.30		Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)
10.31		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.32		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.33		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.34		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

Exhibit
Number		Description	Reference

10	.35#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10	.36#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10	.37#	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)
10.38		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.39		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.40		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.41		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.42#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.43		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.44		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.45		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.46		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.47#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.48#	Form of Stock Bonus Award Agreement	(e)
10	.49#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.50#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10.51		Credit Agreement, dated as of December 21, 2004, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party hereto, and certain lenders and agents named therein.	(g)

Exhibit
Number		Description	Reference

10.52		Security Agreement, dated as of December 21, 2004, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent.	(g)
10.53		First Amendment to Credit Agreement, dated as of April 12, 2005, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(g)
10	.54#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(h)
10	.55#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i)
10	.56#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i)
10.57		Second Amendment to Credit Agreement, dated as of August 19, 2005, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(k)
10.58		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(l)
10	.59#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(m)
10	.60#	Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(n)
10	.61#	Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan Independent Directors Stock Unit Award Agreement	(n)
10	.62#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(o)
10	.63#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(o)
10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(p)
10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(p)
10	.65#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(q)
10	.66#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)
10	.67#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)
10	.68#	Amended and restated employment agreement effective April 17, 2006 between Herbalife International of America, Inc. and Paul Noack	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

Exhibit
Number	Description	Reference

99.1	Disposition Agreement dated as of December 13, 2004 is by and among Whitney V, L.P., a Delaware limited partnership, Whitney Strategic Partners V, L.P., a Delaware limited partnership, Whitney Private Debt Fund, L.P., a Delaware limited partnership and Green River Offshore Fund, Ltd., a Cayman Islands company on the one hand, and CCG Investments (BVI), L.P., a British Virgin Islands limited partnership, CCG Associates-QP, LLC, a Delaware limited liability company, CCG Associates-AI, LLC, a Delaware limited liability company, CCG Investment Fund-AI, LP, a Delaware limited partnership, CCG AV, LLC-Series C, a Delaware limited liability company, CCG AV, LLC-Series E, a Delaware limited liability company and CCG CI, LLC a Delaware limited liability company on the other hand.	(d)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 9, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on August 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on August 3, 2005 as an Exhibit to the Company’s current Report on Form 10Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(n)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(o)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K.

(p)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K.

(q)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K.

(r)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
(Registrant)

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Date: May 3, 2006