Form 10-Q
period 2006-06-30
HERBALIFE LTD.
filed 2006-08-03
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Number of shares of registrant’s common shares outstanding as of July 28, 2006 was 71,165,066.

*	C/O Chief Financial Officer of Herbalife International, Inc.

HERBALIFE LTD.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Six Months ended June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2005	2006
		(Unaudited)
	(In thousands, except
	share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,248	$169,312
Receivables, net of allowance for doubtful accounts of $4,678 (2005) and $5,357 (2006)	37,266	48,365
Inventories	109,785	110,146
Prepaid expenses and other current assets	40,667	44,783
Deferred income taxes	23,585	20,150

Total current assets	299,551	392,756

Property, at cost, net of accumulated depreciation and amortization of $30,819 (2005) and $44,205 (2006)	64,946	77,846
Deferred compensation plan assets	13,149	15,987
Other assets	7,510	10,542
Deferred financing costs, net of accumulated amortization of $3,749 (2005) and $4,233 (2006)	3,531	3,047
Marketing related intangibles	310,000	310,000
Product certification, product formulas and other intangible assets, net of accumulated amortization of $17,792 (2005) and $19,342 (2006)	4,908	3,358
Goodwill	134,206	127,478

TOTAL	$837,801	$941,014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,156	$37,117
Royalty overrides	87,401	100,466
Accrued compensation	32,570	34,377
Accrued expenses	93,597	98,086
Current portion of long term debt	9,816	6,558
Advance sales deposits	10,874	18,657
Income taxes payable	12,043	12,619

Total current liabilities	285,457	307,880
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	253,276	241,388
Deferred compensation	15,145	15,997
Deferred income taxes	112,714	102,591
Other non-current liabilities	2,321	4,744

Total liabilities	668,913	672,600

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preference shares, $0.002 par value, 7.5 million shares authorized and unissued	—	—
Common shares, $0.002 par value, 175 million shares authorized, 69.9 million (2005) and 71.1 million (2006) shares issued and outstanding	140	142
Treasury shares, at cost	(210)	(210)
Paid-in-capital in excess of par value	89,524	115,481
Accumulated other comprehensive income (loss)	605	(850)
Retained earnings	78,829	153,851

Total shareholders’ equity	168,888	268,414

TOTAL	$837,801	$941,014

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$331,399	$402,841	$651,623	$796,445
Handling & freight income	53,268	63,146	105,104	125,330

Net sales	384,667	465,987	756,727	921,775
Cost of sales	77,373	92,640	153,110	184,006

Gross profit	307,294	373,347	603,617	737,769
Royalty overrides	137,089	167,351	272,257	332,649
Selling, general & administrative expenses	117,817	140,881	227,846	275,925

Operating income	52,388	65,115	103,514	129,195
Interest expense, net	7,446	4,955	29,648	10,970

Income before income taxes	44,942	60,160	73,866	118,225
Income taxes	22,168	23,834	37,815	43,203

NET INCOME	$22,774	$36,326	$36,051	$75,022

Earnings per share:
Basic	$0.33	$0.51	$0.53	$1.07
Diluted	$0.32	$0.49	$0.50	$1.01
Weighted average shares outstanding:
Basic	68,678	70,647	68,661	70,297
Diluted	71,860	74,220	71,833	73,954

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2005	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,051	$75,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,318	14,323
Stock-based compensation expenses	2,170	5,547
Excess tax benefits from share-based payment arrangements	—	(14,164)
Amortization of discount and deferred financing costs	760	531
Deferred income taxes	4,483	(6,344)
Unrealized foreign exchange loss (gain)	(2,036)	247
Write-off of deferred financing costs and unamortized discounts	4,499	181
Other	138	—
Changes in operating assets and liabilities:
Receivables	(12,286)	(10,040)
Inventories	(8,954)	180
Prepaid expenses and other current assets	5,623	(5,171)
Changes in other assets	(975)	(2,695)
Accounts payable	11,403	(3,680)
Royalty overrides	(6,640)	12,190
Accrued expenses and accrued compensation	(4,001)	5,964
Advance sales deposits	5,878	7,528
Income taxes payable	13,385	21,915
Deferred compensation liability	(421)	851

NET CASH PROVIDED BY OPERATING ACTIVITIES	$69,395	$102,385

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(12,426)	(24,642)
Proceeds from sale of property	30	36
Net changes in marketable securities	—	(38)
Deferred compensation plan assets	(631)	(2,839)

NET CASH (USED IN) INVESTING ACTIVITIES	$(13,027)	$(27,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	172	—
Principal payments on long-term debt	(153,486)	(15,769)
Exercise of stock options	218	6,130
Excess tax benefits from share-based payment arrangements	—	14,164
Other	(527)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(153,623)	4,525
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,594)	1,637

NET CHANGE IN CASH AND CASH EQUIVALENTS	(100,849)	81,064
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	201,577	88,248

CASH AND CASH EQUIVALENTS, END OF PERIOD	100,728	169,312

CASH PAID FOR:
Interest	25,700	11,619

Income taxes	12,970	28,656

NON-CASH ACTIVITIES:
Accrued capital expenditures	$413	$908

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

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

As a planned continuation of the IPO and the recapitalization, Herbalife exercised a contract provision in December 2004 to redeem 40%, or $110.0 million principal value (excluding a premium of $10.5 million), of the 9 1/2% notes due 2011, (the “9 1/2% Notes”). After the required notice period, this redemption was completed on February 4, 2005. The redemption premium of $10.5 million and the write-off of deferred financing fees of $3.7 million associated with this redemption are included in interest expense in the first quarter of 2005.

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. The Company’s financial statements as of and for the three and six months ended June 30, 2005 and June 30, 2006 include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments, necessary to present fairly the Company’s financial statements as of and for the three and six months ended June 30, 2005 and June 30, 2006. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense that the Company recognized for the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods were not restated. See Note 8 to the consolidated financial statements for more details on stock based compensation.

As of June 30, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes was issued in its final version. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. Herbalife’s accounting for its income tax contingency reserves are not based on the provisions of FIN 48 because its financial statements for the six months ended June 30, 2006 have been issued without the early adoption of the provisions of the Interpretation. Management is currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. Management is currently evaluating the impact of adopting EITF 06-3.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Transactions with related parties

In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc. (“Shuster”), a provider of product testing and formula development for Herbalife. For the three and six months ended June 30, 2005, total purchases from Shuster, were zero and $0.02 million, respectively. For the three and six months ended June 30, 2006, there were no purchases from Shuster.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment (“TBA”), a provider of creative services to Herbalife. For the three and six months ended June 30, 2005 payments of $1.11 million and $5.70 million were made to TBA for services relating to the 25th Anniversary Extravaganza, of which the majority were reimbursements of Extravaganza expenses paid to third parties. For the three and six months ended June 30, 2006, payments to TBA were $0.10 million.

In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc. (“Leiner”), a nutritional manufacturer and supplier of certain Herbalife products. For the three and six months ended June 30, 2005, total purchases from Leiner were $0.03 million and $0.14 million, respectively. For the three and six months ended June 30, 2006, there were no purchases from Leiner.

In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients (“Stauber”), a value-added distributor of bulk specialty nutraceutical ingredients. For the three and six months ended June 30, 2005, total purchases from Stauber were $0.36 million and $0.46 million, respectively. For the three and six months ended June 30, 2006, total purchases from Stauber were $0.18 million and $0.19 million, respectively.

4.	Long-Term Debt

Long-term debt consists of the following:

	As of
	December 31,	June 30,
	2005	2006
	(Dollars in millions)

11 3/4% Notes	$0.1	$0.1
Borrowings under senior credit facility	89.8	79.6
9 1/2% Notes, net of unamortized discounts of $3.7 million (2005) and $3.4 million (2006)	161.3	161.6
Capital leases	5.4	3.7
Other debt	6.5	2.9

	263.1	247.9
Less: current portion	9.8	6.5

	$253.3	$241.4

During 2005 we prepaid approximately $109.0 million of our senior credit facility resulting in approximately $2.2 million additional interest expense from write-off of unamortized deferred financing costs. In March 2006, the Company made a prepayment to the term loan borrowings under the senior credit facility of $9.8 million. Consequently, the Company expensed $0.2 million of related unamortized deferred financing costs in the first quarter of 2006.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). On April 21, 2006, the court granted plaintiff’s motion for class certification in West Virginia. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of these distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state and local laws. The Company believes that it has meritorious defenses to the suit.

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

6.	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006

Net income	$22.8	$36.3	$36.1	$75.0
Unrealized gain on derivative instruments	$—	$—	$0.5	$0.1
Foreign currency translation adjustment	$(1.6)	$(1.4)	$(1.2)	$(1.5)

Comprehensive income	$21.2	$34.9	$35.4	$73.6

7.	Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS 131,

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s geographic operating information and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006
	(In millions)

Net sales:
United States	$78.2	$82.8	$145.2	$164.2
Mexico	50.1	93.2	87.5	176.7
Others	256.4	290.0	524.0	580.9

Total net sales	$384.7	$466.0	$756.7	$921.8

Operating margin(1):
United States	$34.2	$37.7	$59.3	$65.5
Mexico	21.3	41.6	37.4	79.0
Others	114.7	126.7	234.7	260.6

Total operating margin	$170.2	$206.0	$331.4	$405.1

Selling, general and administrative expense	117.8	140.9	227.8	276.0
Interest expense, net	7.5	5.0	29.7	10.9

Income before income taxes	44.9	60.1	73.9	118.2
Income taxes	22.1	23.8	37.8	43.2

Net income	$22.8	$36.3	$36.1	$75.0

Net sales by product line:
Weight management	$157.7	$197.2	$309.5	$389.1
Inner nutrition	165.1	205.2	325.1	407.4
Outer Nutrition®	43.4	38.0	86.0	79.2
Literature, promotional and other(2)	18.5	25.6	36.1	46.1

Total net sales	$384.7	$466.0	$756.7	$921.8

Net sales by geographic region:
Americas	$166.8	$232.2	$307.4	$456.3
Europe	141.8	145.2	286.4	286.7
Asia/Pacific Rim (excluding Japan)	55.8	69.6	115.8	137.6
Japan	20.3	19.0	47.1	41.2

Total net sales	$384.7	$466.0	$756.7	$921.8

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31,	June 30,
	2005	2006
	(In millions)

Total Assets:
United States	$520.1	$627.7
Mexico	52.5	57.2
Others	265.2	256.1

Total assets	$837.8	$941.0

8.	Stock Based Compensation

The Company has six stock-based compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“Management Plan”), the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“Independent Directors Plan”), the Herbalife Ltd. 2004 Incentive Plan (“2004 Stock Incentive Plan”), the 2005 Stock Incentive Plan (“2005 Stock Incentive Plan”), the Herbalife Ltd. Executive Incentive Plan (“Executive Incentive Plan”) and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan (“Independent Director Stock Unit Plan”). The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan was intended to replace the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remain available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The purpose of the Executive Incentive Plan is to govern the award and payment of annual bonuses to certain company executives. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of June 30, 2006 include stock options, stock appreciation rights (“SARS”) and stock units.

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, in accounting for share-based awards made under these plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent the then current market price of the underlying stock exceeds the exercise price. On January 1, 2006, the Company adopted SFAS No. 123R. This statement replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company adopted SFAS No. 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the first and second quarters of 2006 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. For the three and six months ended June 30, 2006, stock-based compensation expense was included in Selling, General & Administrative Expenses in the amount of $3.1 million and $5.5 million, respectively, as well as related income tax benefits recognized in earnings in the amount of $1.2 million and $2.2 million, respectively.

As of June 30, 2006, the total unrecognized compensation cost related to nonvested stock awards was $31.1 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and six months ended June 30, 2006 was $1.5 million and $2.8 million lower, respectively, than it would have been under the Company’s previous accounting method for share-based compensation. Basic and diluted net earnings per common share for the three months ended June 30, 2006 were both negatively impacted by the change in accounting method by $0.02 per share. The negative impact on both basic and diluted net earnings per common share for the six months ended June 30, 2006 was $0.04 per share. Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash inflows. SFAS No. 123R requires that these excess tax benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and six months ended June 30, 2006, tax benefits of $12.5 million and $14.2 million, respectively, were generated from option exercises.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to options granted under the Company’s stock-based compensation plans for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense using a graded vesting schedule with forfeitures recognized as they occur.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
	(In millions)

Net income as reported	$22.8	$36.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	1.3
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1.3)	(3.9)

Pro forma net income	$21.7	$33.5

Basic earnings per share
As reported	$0.33	$0.53
Pro forma	$0.32	$0.49
Diluted earnings per share
As reported	$0.32	$0.50
Pro forma	$0.30	$0.47

The Company’s stock-based compensation plans provide for grants of stock options, stock appreciation rights, restricted stock and stock units (collectively called the “awards”). Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SARS vest quarterly over a five-year period beginning on the grant date. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan (“Incentive Plan Stock Units”) vest annually over a three year period which is equal to the contractual term. Stock unit awards under the Independent Directors Stock Unit Plan (“Independent Director Stock Units”) vest at a 25% rate on each of April 15, July 15 and October 15 of the calendar year in which the award is granted and January 15 of the calendar year following the year in which the award is granted. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon on the historical volatility of the Company’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not paid any cash dividends since inception. The following table summarizes the weighted average assumptions used in the calculation of fair market value for the three and six months ended June 30, 2005 and 2006.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months		Three Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2005	2006	2005	2006	2005	2006	2005	2006

Expected volatility	32.75%	—	—	37.89%	—	37.75%	—	38.16%
Dividends yield	zero	—	—	zero	—	zero	—	zero
Expected term	6.3 years	—	—	6.3 years	—	2.5 years	—	3.0 years
Risk-free interest rate	3.91%	—	—	5.04%	—	4.96%	—	5.00%

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Six Months		Six Months		Six Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
	2005	2006	2005	2006	2005	2006	2005	2006

Expected volatility	32.75%	37.03%	—	38.44%	—	38.45%	—	37.29%
Dividends yield	zero	zero	—	zero	—	zero	—	zero
Expected term	6.3 years	6.3 years	—	6.3 years	—	2.5 years	—	3.0 years
Risk-free interest rate	3.90%	3.94%	—	4.60%	—	4.05%	—	3.56%

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity under the stock-based compensation plans for the six months ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options & SARS	Shares	Exercise Price	Contractual Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2005	10,197	$12.30
Granted	1,079	33.78
Exercised	(1,273)	4.81
Forfeited	(99)	4.71

Outstanding at June 30, 2006	9,904	$15.68	7.9 years	$239.9

Exercisable at June 30, 2006	3,490	$12.18	7.9 years	$96.8

		Weighted Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2005	—	$—	$—
Granted	124.4	32.95	4.2
Vested	(4.4)	31.81	(0.2)

Outstanding and nonvested at June 30, 2006	120.0	$32.99	$4.0

The weighted-average grant date fair value of stock awards granted during the three and six months ended June 30, 2006 was $18.46 and $17.39, respectively. The total intrinsic value of stock awards exercised during the three and six months ended June 30, 2006 was $36.9 million and $41.2 million, respectively.

9.	Derivative Instruments and Hedging Activities

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the forecasted foreign currency cash flows where the hedging strategy involves the purchase of average rate options. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. As of December 31, 2005, and June 30, 2006, the Company did not have any outstanding cash flow hedges on foreign exchange exposure. For the outstanding cash flow hedges on interest rate exposures at December 31, 2005 and June 30, 2006, the maximum length of time over which the Company is hedging these exposures is approximately three years. The interest rate swap outstanding as of December 31, 2005, and June 30, 2006 was accounted for under the shortcut method, as defined by SFAS No. 133, which assumes the hedge to be perfectly effective. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income (“OCI”) until the related forecasted transaction is recognized in the consolidated statements of income. The estimated net amount of existing gains expected to be reclassified into earnings over the next three years, which related to cash flow hedge, is $0.4 million.

The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are recorded in the Company’s statements of income. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign currency weakens beyond the strike rate. The Company also uses foreign currency forward contracts, which give the Company the obligation to buy or sell foreign currency at a specified time and rate. The contracts are used to protect against changes in the functional currency equivalent value of inter-company or third party nonfunctional currency payables and receivables. In December of 2005, the Company entered into a short term interest rate cap agreement, which is not designated under hedge accounting. The cap provides protection in the event the three month LIBOR rate were to increase beyond 4.75% and is in place, along with the interest rate swap, to fulfill the Company’s obligation to hedge at least 25% of the term debt notional amount. The fair values of the option forward contracts and interest rate cap are based on third-party bank quotes.

10.	Subsequent Event

On July 21, 2006 (the “Closing Date”), the Company entered into a $300.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of financial institutions as lenders. The New Credit Facility replaced the Company’s existing $225.0 million senior secured credit facility (the “Prior Credit Facility”), originally entered into on December 21, 2004. All commitments under the Prior Credit Facility were terminated effective on the Closing Date. The Company repaid all amounts outstanding under the Prior Credit Facility amounting to $79.6 million. Consequently, the Company will expense $1.4 million of unamortized deferred financing costs related to the Prior Credit Facility and will recognize $0.4 million, which was primarily related to cash flow hedges on interest rate exposures, from OCI into earnings in the third quarter of 2006.

Also on the Closing date, the Company issued a notice to the trustee for the 9 1/2% Notes to redeem the outstanding 9 1/2% Notes on August 23, 2006. The aggregate principal amount of the 9 1/2% Notes to be redeemed is $165.0 million. The 9 1/2% Notes will be redeemed at the mandatory redemption price of approximately $109.8 per $100 aggregate principal amount of the 9 1/2% Notes. Borrowings under the New Credit Facility will be used to redeem the 9 1/2% Notes. Upon redemption of the 9 1/2% Notes, the Company expects to incur an after-tax one-time charge of approximately $14.0 million, representing the call premium and the write-off of unamortized deferred financing costs.

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

Volume Points by Geographic Region

	Three Months Ended			Six Months Ended
	June 30,	June 30,		June 30,	June 30,
	2005	2006	% Change	2005	2006	% Change
	(Volume points in millions)

The Americas	265.5	362.4	36.5%	490.1	699.4	42.7%
Europe	147.0	148.1	0.7%	292.2	297.0	1.6%
Asia/Pacific Rim	69.5	81.6	17.4%	141.9	158.7	11.8%
Japan	15.4	14.1	(8.4)%	34.2	31.2	(8.8)%

Worldwide	497.4	606.2	21.9%	958.4	1,186.3	23.8%

Another key non-financial measure on which we focus is the number of distributors qualified as supervisors under our compensation system. Distributors qualify for supervisor status based on their Volume Points.

The growth in the number of supervisors is a general indicator of the level of distributor recruitment, which generally drives net sales in a particular country or region. Our compensation system requires each supervisor to re-qualify for such status each year, prior to February. There is significant variation in the number of supervisors from the fourth quarter to the first quarter of any given year due to the timing of the re-qualification process. This fluctuation is normal and consistent, does not reflect a dramatic underlying change in the business in comparing these two sequential quarters.

The following tables show trends in the number of supervisors over the reporting period by region, and fluctuations within each notable country are discussed in the appropriate net sales section below where pertinent.

Number of Supervisors by Geographic Region as of Reporting Period

	As of June 30,
	2005	2006	% Change

The Americas	115,323	162,578	41.0%
Europe	79,521	80,157	0.8%
Asia/Pacific Rim	47,043	56,811	20.8%
Japan	11,139	11,037	(0.9)%

Worldwide	253,026	310,583	22.7%

Number of Supervisors by Geographic Region as of Re-qualification Period

	As of February,
	2005	2006	% Change

The Americas	87,925	124,233	41.3%
Europe	65,104	66,103	1.5%
Asia/Pacific Rim	38,524	43,517	13.0%
Japan	9,547	9,719	1.8%

Worldwide	201,100	243,572	21.1%

Supervisors must re-qualify annually. The re-qualification period covers the twelve months starting in February and ending the following January. For the twelve month re-qualification period ended January 2006, 41.5% of our supervisors re-qualified, up from 39.7% a year ago. The number of supervisors by geographic region as of the reporting dates will normally be higher than the number of supervisors by geographic region as of the re-qualification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor in February. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic regions.

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

Presentation

“Retail Sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and “net sales” which reflects distributor allowances and handling and freight income, is what the Company collects and recognizes as net sales in its financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, information in daily and monthly reports reviewed by our management relies on Retail Sales data. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S. (“GAAP”). You should not consider Retail Sales in isolation from, nor is it a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to Retail Sales is presented below. “Product sales” represent the actual product purchase prices paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty Overrides” are our most significant expense and consist of:

•	royalty overrides or commissions, and bonuses, which total approximately 15% and 7%, respectively, of the Retail Sales of weight management, inner nutrition, Outer Nutrition® and promotional products;

•	the Mark Hughes Bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of Retail Sales of weight management, inner nutrition, Outer Nutrition® and promotional products; and

•	other discretionary incentive cash bonuses payable to qualifying distributors.

Royalty Overrides are generally earned based on Retail Sales, and approximate, in the aggregate, about 22% of Retail Sales or approximately 35% of our net sales. Royalty Overrides, together with distributor allowances, represent the potential earnings to distributors of up to approximately 73% of Retail Sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Because of restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits instead of the distributors’ earnings — distributor allowances and royalty overrides. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

Our “operating margins” consist of net sales less cost of sales and royalty overrides.

“Selling, General & Administrative Expenses” represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, distributor marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.

“11 3/4% Notes” refers to Herbalife International’s 11 3/4% senior subordinated notes due 2010. “9 1/2% Notes” refers to our 9 1/2% notes due 2011.

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers are generally made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate our foreign currency exchange risk.

Summary Financial Results

For the three and six months ended June 30, 2006, net sales increased by 21.1% and 21.8%, respectively, as compared to the same periods in 2005, primarily driven by increases in the Americas and Asia/Pacific Rim. Net sales in Europe increased 2.4% for the three months ended June 30, 2006 and were flat for the six months ended June 30, 2006 when compared to the same periods of 2005. Partially offsetting the growth in these regions was a decline in Japan net sales. The overall increase in net sales for the three and six months ended June 30, 2006 reflected the continued sales momentum generated from the successful promotions in 2005 and 2006 and the enthusiasm and unity within our distributor organization.

Net income increased for the three months ended June 30, 2006 to $36.3 million, or $0.49 per diluted share, from $22.8 million or $0.32 per diluted share, for the same period in 2005. Net income increased for the six months ended June 30, 2006 to $75.0 million, or $1.01 per diluted share, from $36.1 million or $0.50 per diluted share, for the same period in 2005. Excluding the impact of a $3.7 million tax benefit resulting from an international income tax settlement in the first quarter of 2006 and $14.2 million of recapitalization expenses incurred in the first quarter of 2005 associated with the $110.0 million clawback of our 9 1/2% Notes, net income increased 41.9% for the six months ended June 30, 2006. The net income increase was due to net sales growth, lower interest expense and a lower effective tax rate, partially offset by higher labor, promotional and professional fee expenses. Overall, the appreciation of foreign currencies had a $0.4 million and a $2.6 million favorable impact on net results for the three and six months ended June 30, 2006, respectively.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2006	2005	2006

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.1	19.9	20.2	20.0

Gross profit	79.9	80.1	79.8	80.0
Royalty overrides	35.6	35.9	36.0	36.1
Selling, general & administrative expenses	30.7	30.2	30.1	29.9

Operating income	13.6	14.0	13.7	14.0
Interest expense	1.9	1.1	3.9	1.2

Income before income taxes	11.7	12.9	9.8	12.8
Income taxes	5.8	5.1	5.0	4.7

Net income	5.9	7.8	4.8	8.1

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Three Months Ended June 30,
	2005					2006
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

The Americas	$274.9	$(131.9)	$143.0	$23.8	$166.8	$388.2	$(188.4)	$199.8	$32.4	$232.2	39.2%
Europe	231.4	(110.2)	121.2	20.6	141.8	239.8	(115.7)	124.1	21.1	145.2	2.4%
Asia/Pacific Rim	91.2	(41.8)	49.4	6.4	55.8	110.8	(48.5)	62.3	7.3	69.6	24.7%
Japan	34.5	(16.7)	17.8	2.5	20.3	32.3	(15.6)	16.7	2.3	19.0	(6.4)%

Total	$632.0	$(300.6)	$331.4	$53.3	$384.7	$771.0	$(368.2)	$402.8	$63.2	$466.0	21.1%

	Six Months Ended June 30,
	2005					2006
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

The Americas	$506.1	$(243.2)	$262.9	$44.5	$307.4	$760.8	$(368.5)	$392.3	$64.0	$456.3	48.4%
Europe	467.9	(223.1)	244.8	41.6	286.4	472.1	(227.0)	245.1	41.6	286.7	0.1%
Asia/Pacific Rim	190.1	(87.8)	102.3	13.5	115.8	218.7	(95.8)	122.9	14.7	137.6	18.8%
Japan	80.9	(39.3)	41.6	5.5	47.1	70.6	(34.4)	36.2	5.0	41.2	(12.5)%

Total	$1,245.0	$(593.4)	$651.6	$105.1	$756.7	$1,522.2	$(725.7)	$796.5	$125.3	$921.8	21.8%

Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the marketing program coupled with educational and motivational tools to incentivize distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events — Extravaganzas and World Team Schools — where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling, General & Administrative expenses. Sales are driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have ranged from our 2005 worldwide cup promotion to vacations or other qualifying events for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in Selling, General & Administrative expenses.

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

The Americas

Net sales in The Americas increased $65.4 million and $148.9 million, or 39.2% and 48.4%, respectively, for the three and six months ended June 30, 2006, as compared to the same periods of 2005. In local currency, net sales increased by 37.4% and 44.0%, respectively, for the three and six months ended June 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had a favorable impact of $3.0 million and $13.5 million, respectively, on net sales for the three and six months ended June 30, 2006. The overall increase was a result of net sales growth in Mexico, Brazil and the U.S. of $43.1 million, $6.6 million and $4.5 million, respectively, or 86.0%, 27.1% and 5.7%, respectively, for the quarter ended June 30, 2006.

The net sales growth trend in Mexico reflects strong supervisor growth, up 100.7% at June 30, 2006, as compared to June 30, 2005, and the continued expansion of our Nutrition Clubs. We estimate that distributors are operating approximately 33,000 Nutrition Clubs in Mexico. During the first six months of 2006 we opened an additional sales center in Mexico City, held a Presidents Team Tour attended by approximately 9,000 distributors and held two Active Supervisor Schools, which approximately 4,300 distributors attended. Additionally, we relocated our Mexico headquarters and main warehouse in Guadalajara and plan to open two distribution centers in key cities across the market to better support the increased sales.

The net sales growth trend in Brazil is a result of strong supervisor growth, up 23.0% at June 30, 2006, as compared to June 30, 2005, strong distributor leadership and a highly effective country management team. In addition, expansion of the Total Plan lead generation method has been a key catalyst for growth. During the year we held a World Team School attended by over 4,500 distributors and launched the NouriFusion basic line in individual use packets.

Net sales growth in the U.S. is primarily a result of strong supervisor growth, up 12.4% at June 30, 2006, as compared to June 30, 2005; the establishment of a dedicated U.S. country management team; continued branding efforts such as sponsorship of the AVP Volleyball Tour, the Bay to Breakers Run and the 2006 Amgen Tour of California bicycle race; various new promotions including the 2006 Active World Team promotion and the 2006 President Team Challenge. To further support the retailing and recruiting efforts of our distributors, we plan to open two new sales centers in the U.S. during the second half of 2006 to further support the overall sales growth and, in particular, to stimulate sales within the vicinity of the new sales centers. Additionally, we introduced in July 2006 at our North American Extravaganza a water mixable version of our top selling Formula 1 shake, a reformulated version of our Garden 7 product and NouriFusion in individual use packets.

We believe that 2006 sales in the Americas region should continue its positive year over year growth primarily as a result of the expected continuation of the strong momentum in key markets.

Europe

Net sales in Europe increased $3.4 million and $0.3 million, or 2.4% and 0.1%, respectively, for the three and six months ended June 30, 2006, as compared to the same periods of 2005. In local currency, net sales increased 2.7% and 4.1%, respectively, for the three and six months ended June 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.5 million and $11.6 million for the three and six months ended June 30, 2006. Portugal, France, Italy and Spain continue to grow and experienced sales increases of 50.5%, 34.9%, 17.7% and 12.9%, respectively, while Germany and the Netherlands experienced decreases in net sales of 14.9% and 21.2%, respectively for the quarter ended June 30, 2006, as compared to 2005. During the first quarter we relocated our call centers to Italy, France and the Netherlands in an effort to improve service and support to distributors who previously were serviced out of the United Kingdom. During this process we also opened our first sales center in the Netherlands.

The net sales increases in Portugal, France, Italy and Spain continued, primarily due to a well balanced performance across distributor retailing, recruiting and retention efforts, a united distributor leadership working closely with the local management, and a program focus on the Total Plan. In addition, there has been an increasing emphasis on good health and nutrition in France, which is supported and promoted by local nutritionists.

In Germany, a recently constituted strategy group has focused on turnaround initiatives, both in business activity as well as brand building. Significant distributor training has been undertaken, concentrating on long term customers, nutrition clubs and wellness coaching. In addition, improved distributor communications has been a key focus and new online tools are being provided.

The decline in the Netherlands was primarily driven by lower recruiting of new distributors. A reconstituted distributor strategy group, working closely with regional management is focused on initiatives to reverse that trend.

These include a National Supervisor recruitment drive, the launch of Liftoff tm in June, a highly successful Spring Spectacular event and the appointment of a member of the Global Nutritional Advisory Board.

While progress is being made, the turnaround is expected to be slow in both of the above markets and net sales for 2006 are expected to be below the level of 2005 for these countries.

We believe that 2006 sales in Europe should continue the positive year over year growth, as measured in local currencies, partly due to our global and local branding initiatives. This includes sponsoring the London Triathlon, the Italian Beach Volleyball Championship, the Nice Ironman Triathlon and the Madrid Triathlon, which are intended to continually improve our corporate and brand reputation in the market. We are also enhancing distributor communication processes and training, and, in addition, we have the introduction of some new products into the region, most notably Liftofftm. Liftofftm was introduced in eight markets in the second quarter, and is scheduled for launch during the third quarter of 2006 in ten additional markets.

Asia/Pacific Rim

Net sales in Asia/Pacific Rim increased $13.8 million and $21.8 million, or 24.7% and 18.8%, for the three and six months ended June 30, 2006, respectively, as compared to the same periods of 2005. In local currency, net sales increased 22.9% and 18.1%, respectively for the three and six months ended June 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had a $1.0 million and $0.9 million favorable impact, respectively, on net sales for the three and six months ended June 30, 2006. The overall increase was attributable mainly to increases in South Korea, China and the opening of Malaysia in February 2006. During the quarter ended June 30, 2006, we held an extravaganza for the region in Bangkok, Thailand, which was attended by over 15,000 distributors from 13 countries.

Net sales in South Korea increased $2.3 million and $5.8 million, or 18.9% and 26.3%, respectively, for the three and six months ended June 30, 2006, as compared to 2005. This growth was a result of positive momentum from the local events including leadership weekends and a unified focus by Korea’s country and distributor leadership. Also, during the first quarter of 2006 we made some modifications to the local distributor compensation plan, which we expect to have a positive impact on recruiting in 2006.

Net sales in China increased by $5.5 million to $6.0 million and by $9.5 million to $10.2 million, respectively, for the three and six months ended June 30, 2006, as compared to the same periods of 2005. During the quarter ended June 30, 2006, approximately 1,300 distributors from China attended the Asia Pacific Extravaganza. Since March of 2005 we have opened 28 retail stores in 17 provinces throughout China. We expect to increase the number of stores to cover approximately 20 provinces before the end of 2006.

Malaysia opened in February 2006 with over 10,000 attendees at various opening events. Net sales for the three and six months ended June 30, 2006 was $7.4 million and $11.2 million, respectively.

Net sales in Taiwan decreased $0.9 million and $4.5 million, or 4.6% and 10.1%, respectively, for the three and six months ended June 30, 2006, as compared to the same periods of 2005. In local currency, net sales in Taiwan decreased 2.2% and 7.9% for the three and six months ended June 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.5 million and $0.9 million for the three and six months ended June 30, 2006. The decrease was primarily attributed to the local distributor leadership and some of their key members, whose attention was focused primarily on the opening of Malaysia and the emerging business opportunity in China.

Overall, we believe that additional promotions, various branding initiatives including the sponsorship of several healthy lifestyle events in the region, the opening of Malaysia, the further expansion into the Chinese market, the expansion of Nutrition Clubs within the region and new product introductions should continue the region’s positive year over year growth.

Japan

Net sales in Japan decreased $1.3 million and $5.9 million, or 6.4% and 12.5%, respectively, for the three and six months ended June 30, 2006, as compared to the same periods of 2005. In local currency, net sales in Japan decreased 0.4% and 4.4% for the three and six months ended June 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had an unfavorable $1.2 million and $3.9 million impact on net sales for the three and six months ended June 30, 2006. In spite of the decrease in net sales, the number of new distributors and the supervisor retention rate are improving when compared to the same period last year. The improved retention rate was caused by an increase in the number of distributors taking advantage of the modified re-qualification criteria. We believe the modified re-qualification criteria will lead to increased future sales. During the quarter ended June 30, 2006, approximately 1,200 distributors from the region attended the Asia Pacific Extravaganza in Bangkok and over 1,500 distributors attended nutrition club trainings hosted in three key cities. Additionally, Liftofftm and NouriFusiontm skin whitening foundation were launched. During the second half of 2006, we will be launching several new products and promotions, which are expected to generate excitement among our distributors. Additionally, it is our plan to open another showroom and sales center in Osaka, which will operate seven days a week.

Sales by Product Category

	Three Months Ended June 30,
	2005					2006
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$266.1	$(130.9)	$135.2	$22.5	$157.7	$336.3	$(166.6)	$169.7	$27.5	$197.2	25.0%
Inner Nutrition	278.6	(137.0)	141.6	23.5	165.1	349.6	(173.1)	176.5	28.7	205.2	24.3%
Outer Nutrition®	73.3	(36.0)	37.3	6.1	43.4	64.7	(32.0)	32.7	5.3	38.0	(12.4)%
Literature, Promotional and Other	14.0	3.3	17.3	1.2	18.5	20.4	3.5	23.9	1.7	25.6	38.4%

Total	$632.0	$(300.6)	$331.4	$53.3	$384.7	$771.0	$(368.2)	$402.8	$63.2	$466.0	21.1%

	Six Months Ended June 30,
	2005					2006
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$522.8	$(257.5)	$265.3	$44.2	$309.5	$658.8	$(324.0)	$334.8	$54.3	$389.1	25.7%
Inner Nutrition	549.2	(270.5)	278.7	46.4	325.1	689.8	(339.2)	350.6	56.8	407.4	25.3%
Outer Nutrition®	145.3	(71.5)	73.8	12.2	86.0	134.2	(66.0)	68.2	11.0	79.2	(7.9)%
Literature, Promotional and Other	27.7	6.1	33.8	2.3	36.1	39.4	3.5	42.9	3.2	46.1	27.7%

Total	$1,245.0	$(593.4)	$651.6	$105.1	$756.7	$1,522.2	$(725.7)	$796.5	$125.3	$921.8	21.8%

Our increased emphasis on the science of weight management and nutrition during the past two years, illustrated by our assembly of the Scientific Advisory Board and the Medical Advisory Board, has resulted in product introductions such as Niteworkstm and Garden 7tm and the introduction of ShapeWorkstm, a personalized meal replacement program. Due to the launch of these new products together with the continued positive sales momentum discussed above, net sales of weight management products, and inner nutrition products increased at a higher rate than net sales of Outer Nutrition® products. We expect shifts within these categories from time to time as we launch new products.

Gross Profit

Gross profit was $373.3 million and $737.8 million for the three and six months ended June 30, 2006, as compared to $307.3 million and $603.6 million in the same periods of 2005. As a percentage of net sales, gross profit for the three months ended June 30, 2006 increased slightly from 79.9% to 80.1%, as compared to the same period of 2005. The gross profit for the six months ended June 30, 2006 remained flat at approximately 80.0% of net sales, as compared to the same period of 2005. Generally, gross profit percentages do not vary significantly as a percentage of net sales other than due to ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 35.9% and 36.1% for the three and six months ended June 30, 2006, as compared to 35.6% and 36.0% in the same periods of 2005. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General & Administrative Expenses

Selling, General & Administrative expenses as a percentage of net sales were 30.2% and 29.9% for the three and six months ended June 30, 2006, as compared to 30.7% and 30.1% in the same periods of 2005. For the three and six months ended June 30, 2006, Selling, General & Administrative expenses increased $23.1 million and $48.1 million to $140.9 million and $275.9 million, respectively, as compared to the same periods of 2005. The favorable impact of foreign currency fluctuations was $3.2 million and $4.1 million for the three and six months ended June 30, 2006, respectively.

The increases in Selling, General, & Administrative expenses for the three and six months ended June 30, 2006 included $11.1 million and $22.1 million in higher salaries and benefits, due primarily to normal merit increases, higher employee bonuses, higher stock based compensation expenses, increases related to the strengthening of the management team regionally and in the U.S; and higher compensation costs associated with employee sales representatives in China; $3.7 million and $9.3 million in higher professional fees primarily associated with our technology infrastructure and legal expenses; $2.7 million and $3.7 million in higher advertising and promotion expenses primarily associated with new promotions in 2006; and $2.2 million and $4.5 million in higher occupancy expenses due to new facilities, respectively.

We expect 2006 Selling, General & Administrative expenses to increase over 2005 levels, reflecting general salary merit increases and the ongoing investments in our five key strategies — distributor, direct-to-consumer, product development, China, and infrastructure strategies.

Net Interest Expense

Net interest expense was $5.0 million and $11.0 million for the three and six months ended June 30, 2006, as compared to $7.4 million and $29.6 million for the same periods of 2005, reflecting the lower level of debt from the redemption of 40% or $110.0 million principal amount of the 9 1/2% Notes in February 2005 and prepayments of the senior credit facility, partially offset by a higher weighted average interest rate.

Income Taxes

Income taxes were $23.8 million and $43.2 million for the three and six months ended June 30, 2006 respectively, as compared to $22.2 million and $37.8 million in the same periods of 2005. As a percentage of pre-tax income, the effective income tax rate was 39.6% and 36.5% for the three and six months ended June 30, 2006, respectively, as compared to 49.3% and 51.2% in the same periods of 2005. The decrease in the effective tax rate for the three and six months ended June 30, 2006 as compared to 2005 was caused primarily by higher pre-tax income, the impact of non-deductible recapitalization charges in the three and six months ended June 30, 2005 and the settlement of an international tax audit in the first quarter of 2006. Excluding the completion of the international tax audit, the effective tax rate would have been approximately 39.6% and 39.7% for the three and six months ended June 30, 2006, respectively.

Foreign Currency Fluctuations

Currency fluctuations had a favorable impact of $0.4 million and $2.6 million on net results for the three and six months ended June 30, 2006, when compared to what current year net results would have been using last year’s foreign exchange rates. For the three months ended June 30, 2006, the regional effects of currency fluctuations were a favorable impact of $0.1 million in Europe, a favorable impact of $0.2 million in Asia/Pacific Rim, a favorable impact of $0.4 million in The Americas and an unfavorable impact of $0.3 million in Japan. For the six months ended June 30, 2006, the regional effects of currency fluctuations were an unfavorable impact of $1.3 million in Europe, zero impact in Asia/Pacific Rim, a favorable impact of $3.4 million in the Americas and a favorable impact of $0.5 million in Japan.

Net Results

Net income for the three and six months ended June 30, 2006 was $36.3 million and $75.0 million, respectively, or $0.49 and $1.01 per diluted share, respectively, up from $22.8 million and $36.1 million, or $0.32 and $0.50 per diluted share, respectively, for the same periods of 2005. Excluding the impact of a $3.7 million tax benefit resulting from an international income tax settlement in the first quarter of 2006 and $14.2 million of recapitalization expenses incurred in the first quarter of 2005 associated with the $110.0 million clawback of our 9 1/2% Notes, net income increased 41.9% for the six months ended June 30, 2006. The increase in net income was due to the net sales growth, lower interest expense and lower effective tax rate, partially offset by higher labor, promotional and professional fee expenses. Overall, the appreciation of foreign currencies had a $0.4 million and a $2.6 million favorable impact on net results for the three and six months ended June 30, 2006, respectively.

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

For the six months ended June 30, 2006, we generated $102.4 million from operating cash flows, as compared to $69.4 million for the six months ended June 30, 2005. The increase in cash generated from operations reflected an increase in net income of $39.0 million, which was primarily driven by a 21.8% growth in net sales, partially offset by higher royalty overrides and Selling, General & Administrative expenses.

Capital expenditures, including capital leases, for the three and six months ended June 30, 2006 were $13.4 million and $25.6 million, respectively, as compared to $8.4 million and $12.8 million, for the same periods in 2005. We expect to incur capital expenditures of approximately $55.0 million in 2006. The majority of these expenditures represented investments in management information systems, the development of the Company’s direct-to-consumer platform, the expansion of our facilities in China, and for build-out and construction of new U.S. facilities.

2005 and 2006 are investment years for us in China as we expand our business there. The operating loss in China for 2005 was $2.2 million and we currently anticipate funding an operating loss of approximately $4.5 million in 2006, in addition to total capital expenditures and working capital of up to $7.0 million for the planned build-out of retail stores, our offices and the expansion of the capabilities of our manufacturing facility. In 2005 we invested approximately $4.5 million in capital expenditures in China.

We redeemed a $110 million principal amount, excluding discounts, or 40% of our outstanding 9 1/2% Notes in February of 2005 for the cash amount of $124.1 million, including a premium of $10.5 million and accrued interest of $3.6 million. Interest expense in 2005 includes the redemption amount of $14.2 million, which represents $10.5 million of premium and $3.7 million of write-off of deferred financing cost and discount.

The $225.0 million senior credit facility consists of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. The revolver is available until December 21, 2009. The revolver bears interest at LIBOR plus 2%. In April 2005, the senior credit facility was amended whereby the interest rate was reduced from LIBOR plus 2 1/4% to LIBOR plus 1 3/4%. In addition, the amount payable in connection with a partial or full refinancing of the loan within the first year of the amendment shall equal 101% of the principal amount. In August 2005, the senior credit facility was amended to permit the purchase, repurchase or redemption of up to $50.0 million aggregate principal amount of the 9 1/2% Notes. In March 2006, we prepaid $9.8 million of our senior credit facility resulting in approximately $0.2 million additional interest expense from write-off of deferred financing fees. With regard to the term loan, we are obligated to pay $0.2 million every quarter until September 30, 2010 and the remaining principal amount on December 21, 2010.

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

The following summarizes our contractual obligations including interest at June 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2011 &
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)

Senior secured term loan	$104.7	$3.3	$6.5	$6.4	$6.4	$82.1	$—
11 3/4% Notes	0.1	0.1	—	—	—	—	—
9 1/2% Notes	243.4	7.8	15.7	15.7	15.7	15.7	172.8
Capital leases	3.8	1.5	2.0	0.3	—	—	—
Other debt	2.9	2.0	0.9	—	—	—	—
Operating leases	95.0	10.4	15.4	11.2	9.6	8.7	39.7

Total	$449.9	$25.1	$40.5	$33.6	$31.7	$106.5	$212.5

As of June 30, 2006, we had positive working capital of $84.9 million. Cash and cash equivalents were $169.3 million at June 30, 2006, compared to $88.2 million at December 31, 2005.

In July 2006, we entered into a $300.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of financial institutions as lenders. The New Credit Facility replaced our existing $225.0 million senior credit facility, originally entered into in December 2004. We have repaid all amounts outstanding under the senior credit facility amounting to $79.6 million. Also in July 2006, we issued a notice to redeem our 9 1/2% Notes on August 23, 2006. The principal amount of the 9 1/2% Notes to be redeemed is $165.0 million. The 9 1/2% Notes will be redeemed at the mandatory redemption price of approximately $109.8 per $100 aggregate principal amount of the 9 1/2% Notes. Borrowings under the New Credit Facility will be used to redeem the 9 1/2% Notes. Upon redemption of the 9 1/2% Notes, we expect to incur an after-tax one-time charge of approximately $14.0 million, representing the call premium and the write-off of unamortized deferred financing costs.

We expect that cash and funds provided from operations and available borrowings under our existing revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including the new senior credit facility. There can be no assurance, however, that our business will service our debt, including our outstanding notes, or fund our other liquidity needs.

The majority of our purchases from suppliers are generally made in U.S. dollars while sales to Herbalife distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see the quantitative and qualitative disclosures about market risks described below.

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). On April 21, 2006, the court granted plaintiff’s motion for class certification in West Virginia. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of these distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies, which require its distributors to comply with all applicable federal, state and local laws. The Company believes that it has meritorious defenses to the suit.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS 131, Disclosures about Segments of an Enterprise and Related Information. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

We sell products in 62 countries throughout the world which are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of retail sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.3%, 1.0% and 1.0%, 1.0%, for the three and six months ended June 30, 2005 and 2006, respectively. No material changes in estimates have been recognized for the three months ended June 30, 2005 and 2006.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $8.0 million and $10.0 million as of December 31, 2005 and June 30, 2006, respectively.

In accordance with Statement SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill and other intangibles. As of June 30, 2006, we had goodwill of approximately $127.5 million, and marketing franchise of $310.0 million. Goodwill was reduced in the first and second quarter of 2006 by approximately $4.7 million and $2.0 million, respectively, due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period and the reduction of certain pre-acquisition income tax reserves.

Contingencies are accounted for in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS No. 5”). SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon on the historical volatility of Herbalife’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

New Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods were not restated. See Note 8 to the consolidated financial statements for more details on stock based compensation.

As of June 30, 2006, FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued in its final version. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. Our accounting for our income tax contingency reserves are not based on the provisions of FIN 48 because our financial statements for the six months ended June 30, 2006 have been issued without the early adoption of the provisions of the Interpretation. Management is currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. Management is currently evaluating the impact of adopting EITF 06-3.

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

The following table provides information about the details of our option contracts:

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date
	(In millions)		(In millions)

Purchase Puts (Company may sell peso/buy USD)
Mexican peso	$19.5	10.61 — 10.86	$1.1	Jul-Sep 2006
Mexican peso	$18.5	10.69 — 10.94	$1.0	Oct-Dec 2006

	$38.0		$2.1

Purchase Puts (Company may sell real/buy USD)
Brazilian real	$6.0	2.24 — 2.38	$0.0	Jul-Sep 2006
Brazilian real	$5.0	2.28 — 2.37	$0.1	Oct-Dec 2006

	$11.0		$0.1

Purchase Puts (Company may sell won/buy USD)
Korean won	$3.7	981.50 — 993.00	$0.0	Jul-Sep 2006
Korean won	$3.8	980.75 — 992.25	$0.0	Oct-Dec 2006

	$7.5		$0.0

Purchase Puts (Company may sell pounds/buy USD)
British pound	$2.3	1.79 — 1.83	$0.0	Jul-Sep 2006
British pound	$1.5	1.81 — 1.83	$0.0	Oct-Dec 2006

	$3.8		$0.0

Purchase Puts (Company may sell rand/buy USD)
South African rand	$0.8	6.08 — 6.09	$0.1	Jul-Sep 2006
South African rand	$0.2	6.10 — 6.10	$0.0	Oct-Dec 2006

	$1.0		$0.1

Purchase Puts (Company may sell Taiwan dollar/buy USD)
Taiwan Dollar	$2.5	31.23 — 31.39	$0.1	Jul-Sep 2006
Taiwan Dollar	$3.0	30.98 — 31.25	$0.1	Oct-Dec 2006

	$5.5		$0.2

Purchase Puts (Company may sell Australian dollar/buy USD)
Australian Dollar	$0.8	0.77 — 0.77	$0.0	Jul-Sep 2006

	$0.8		$0.0

Purchase Puts (Company may sell Euro/buy USD)
Euro	$1.5	1.28 — 1.30	$0.0	Jul-Sep 2006
Euro	$1.5	1.29 — 1.30	$0.1	Oct-Dec 2006

	$3.0		$0.1

Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At June 31, 2006
Buy SEK sell USD	06/28/06	$2.5	07/27/06	7.33	$2.6
Buy EUR sell USD	06/28/06	$0.9	07/27/06	1.26	$1.0
Buy GBP sell USD	06/28/06	$3.3	07/27/06	1.82	$3.3
Buy USD sell TRY	06/28/06	$2.2	07/27/06	1.63	$2.2
Buy USD sell KRW	06/28/06	$7.3	07/27/06	958.69	$7.4
Buy JPY sell USD	06/28/06	$5.0	07/31/06	115.89	$5.1
Buy KRW sell USD	06/28/06	$3.0	07/31/06	957.50	$3.0
Buy INR sell USD	06/28/06	$5.3	07/31/06	46.47	$5.3
Buy EUR sell USD	06/28/06	$16.8	07/27/06	1.26	$17.2
Buy USD sell EUR	06/28/06	$16.6	07/27/06	1.26	$16.9
Buy USD sell EUR	06/28/06	$33.0	07/31/06	1.26	$33.6
Buy EUR sell USD	06/28/06	$18.2	07/30/06	1.26	$18.5
Buy NZD sell EUR	06/28/06	$0.6	07/27/06	2.11	$0.6
Buy TWD sell EUR	06/28/06	$5.0	07/30/06	40.71	$5.0
Buy NOK sell EUR	06/28/06	$1.6	07/27/06	7.89	$1.6
Buy DKK sell EUR	06/28/06	$1.4	07/27/06	7.46	$1.4
Buy PLN sell EUR	06/28/06	$0.8	07/27/06	4.07	$0.8
Buy USD sell EUR	06/28/06	$0.8	07/27/06	1.26	$0.7
Buy EUR sell HUF	06/28/06	$0.6	07/27/06	280.75	$0.6
Buy EUR sell SEK	06/28/06	$0.6	07/27/06	9.21	$0.6
Buy YEN sell CHF	06/28/06	$18.0	07/27/06	93.20	$18.0
Buy EUR sell GBP	06/28/06	$0.9	07/27/06	0.69	$0.9

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At June 30, 2006, the total amount of our foreign subsidiary cash was $99.7 million, of which $4.1 million was invested in U.S. dollars.

Interest Rate Risk

We use interest rate swaps to hedge the interest rate exposure on the variable interest rate associated with our senior credit facility. They provide protection in the event the LIBOR rates fluctuate. Interest rate swaps are designated as cash flow hedges. The table below describes the interest rate swap that was outstanding:

	Notional	Average	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date
	(In millions)		(In millions)

At June 30, 2006
Interest rate swap	$20.0	4.30%	$0.40	01/28/2008

The table below presents principal cash flows and interest rates by maturity dates and the fair values of our borrowings as of June 30, 2006. Fair values for fixed rate borrowings have been determined based on recent market trade values. The fair values for variable rate borrowings approximate their carrying value. Variable interest rates disclosed represent the rates on the borrowings at June 30, 2006. Interest rate risk related to our capital leases is not significant.

	Expected Maturity Date
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

Long-term Debt
Fixed Rate (in millions)	$0.1	—	—	—	—	$—	$0.1	$0.1
Average Interest Rate							11.75%
Variable Rate (in millions)	$0.4	$0.8	$0.8	$0.8	$76.8	$—	$79.6	$79.6
Average Interest Rate							7.10%
Fixed Rate (in millions)	—	—	—	—	—	$165.0	$165.0	$176.6
Average Interest Rate							9.5%

Under the Company’s existing term loan in effect as of June 30, 2006, the Company is obligated to enter into (for a minimum of three years after December 21, 2004) an interest rate hedge for up to 25% of the aggregate principal amount of the term loan. On February 24, 2005 the Company entered into an interest rate swap, as discussed above, to fulfill this obligation.

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

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act.. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	risk of improper action by Chinese employees or international distributors in violation of Chinese law;

•	changing consumer preferences and demands;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and our network marketing program, including the direct selling market within which we operate;

•	risks associated with operating internationally, including foreign exchange risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing and similar tax regulations;

•	taxation relating to our distributors; and

•	product liability claims.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Financial Statements and the related notes.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference and speak only as of the date of those documents. The Company does not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See discussion under Note 5 in the Notes to the Condensed Consolidated Financial Statements included in Item 1 of this report.

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

In light of the high year-over-year rate of turnover in our distributor base, we have our supervisors re-qualify annually in order to help us maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2006, 41.5% of our supervisors re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Supervisors who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our over one million independent distributors, we had approximately 244,000 supervisors after re-qualifications in February 2006. These supervisors, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our supervisors, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading supervisors, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired. For example, in Mey v. Herbalife International, et al, the plaintiff seeks to hold the Company vicariously liable for actions of certain of its distributors, each of whom is an independent contractor. While the Company vigorously denies such distributors were acting as agents of the Company, and although the court specifically did not rule on the question of vicarious liability, on April 21, 2006 it did grant the plaintiff’s motion to certify the case as a class action. We believe that we have meritorious defenses and will continue to vigorously defend this lawsuit.

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

We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers. In addition, the fact that our distributors may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a distributor can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost (generally $50 to $75) to become a Herbalife distributor, (2) we do not require any specific amount of time to work as a distributor, (3) we do not insist on any special training to be a distributor and (4) we do not prohibit a new distributor from working with another company. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.

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

On April 12, 2006 the Federal Trade Commission issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include the Company, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. The Company, other direct selling companies, the Direct Selling Association, and other interested parties have filed over 17,000 comments with the FTC that are publicly available regarding the proposed rule through the FTC’s website at http://www.ftc.gov/os/comments/businessopprule/index.htm. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our U.S. business.

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

On March 7, 2003, the FDA proposed a new regulation to require current Good Manufacturing Practices (cGMPs) affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of whom might not meet the new standards. It is important to note that the proposed regulation, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final regulation that is issued.

Should the final cGMP regulations be issued by the FDA in late 2006, this will mean that some of our smaller contract manufacturers will not be fully impacted by the proposed regulation until at least 2009. However, the proposed regulation can be expected to result in additional costs and possibly the need to seek alternate suppliers.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $32,000 as of June 30, 2006) per purported violation as well as costs of the trial. For the year ended December 31, 2005, our net sales in Belgium were approximately $15.9 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 82% of our net sales for the three and six months ended June 30, 2006, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005) and a number of administrative methods and proclamations were issued in September 2005. These regulations will require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also sell through independent direct sellers. These features are not common to the business model we employ elsewhere in the world. The direct selling regulations require us to apply for approval to conduct a direct selling enterprise in China. There can be no assurance that we will be able to obtain that license. Additionally, although certain regulations have been published, others are pending, and there is uncertainty regarding the interpretation and enforcement of such regulations. The regulatory environment in China is evolving, and officials in the Chinese government often exercise discretion in deciding how to interpret and apply regulations. As such, we have worked closely with governmental agencies and advisors in interpreting both the existing regulations and the new regulations. However, we cannot be certain that our business model will be deemed by national or local Chinese regulatory authorities to be compliant with these or other more general regulations. In the past, the Chinese government has rigorously monitored the direct selling market in China, and has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties.

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

If we do not comply with transfer pricing, customs duties, and similar regulations, then we may be subjected to additional taxes, duties, interest, and penalties in material amounts, which could harm our financial condition and operating results.

As a multinational corporation, in many countries including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or litigate to reverse the assessments. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.

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

Several years ago, a number of states restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids and on February 6, 2004 the FDA banned the use of such ephedrine alkaloids. Until late 2002 we had sold Thermojetics® original green herbal tablets, Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets, all of which contained ephedrine alkaloids. Accordingly, we run the risk of product liability claims related to the ingestion of ephedrine alkaloids contained in those products. Currently, we have been named as a defendant in product liability lawsuits seeking to link the ingestion of certain of the aforementioned products to subsequent alleged medical problems suffered by plaintiffs. Although we believe that we have meritorious defenses to the allegations contained in these lawsuits, and are vigorously defending these claims, there can be no assurance that we will prevail in our defense of any or all of these matters.

A few of our shareholders collectively exert significant influence over us and have the power to cause the approval or rejection of all shareholder actions and may take actions that conflict with your interests.

As of February 1, 2006, affiliates of Whitney & Co., LLC and Golden Gate Capital own approximately 41.5% of the voting power of our share capital. Accordingly, Whitney & Co., LLC and Golden Gate Capital collectively will have the power to exert significant influence over us and the approval or rejection of any matter on which the shareholders may vote, including the election of directors, amendment of our memorandum and articles of association and approval of significant corporate transactions as well as our management and policies. This influence over corporate actions may also delay, deter or prevent transactions that would result in a change of control. Moreover, Whitney & Co., LLC and Golden Gate Capital may have interests that conflict with yours.

We are subject to, among other things, the attestation requirements regarding the effectiveness of internal control over financial reporting. These requirements have increased our compliance costs, and failure to comply in a timely manner could adversely affect the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the New York Stock Exchange. In particular, we are required to include management and auditor reports on the effectiveness of internal control over financial reporting as part of our annual report on Form 10-K for the year ended December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock.

Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, and by the Companies Law (2004 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management, directors or controlling shareholders than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

At the Annual General Meeting of Shareholders, the Company’s 2006 annual meeting, held on April 27, 2006, 53,074,314 shares were present either in person or by proxy.

At this meeting, the shareholders voted as set forth below on the following matters:

					Broker
Proposition	For	Against	Abstain	Withheld	Non-Votes

1. To elect four directors, each for a term of three years.
David D. Halbert	53,006,864	N/A	N/A	67,450	0
Colombe M. Nicholas	52,501,163	N/A	N/A	573,151	0
Valeria Rico	53,006,691	N/A	N/A	67,623	0
Leon Waisbein	52,073,442	N/A	N/A	1,000,872	0
2. To ratify the appointment of the Company’s independent registered public accountants for fiscal year 2006	52,519,122	509,853	45,339	N/A

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number	Description	Reference

2.1	Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

Exhibit
Number		Description	Reference

4.1		Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(a)

4.2		Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9 1/2% Notes due 2011	(a)

4.3		Form of Share Certificate	(d)

9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)

9.2		Voting Agreement, dated as of December 31, 2004 by and among Whitney V, L.P., Whitney Strategic Partners V, L.P., Whitney Private Debt Fund, L.P. and Green River Offshore Fund, Ltd., on the one hand, and CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC on the other hand	(f)

10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)

10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)

10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effectivex January 1, 1996, as amended	(a)

10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10	.9#	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification	(a)

10.10		Agreement for Retention of Legal Services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert A. Sandler	(a)

10.11		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)

10.12		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)

10.13		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.14		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

Exhibit
Number		Description	Reference

10	.15#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10	.16#	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10	.17#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10	.18#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)

10	.19#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)

10	.20#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10	.21#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)

10	.22#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

10	.23#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10	.24#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10	.25#	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)

10	.26#	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)

10	.27#	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)

10	.28#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10	.29#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.30		Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)

10.31		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)

10.32		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.33		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)

10.34		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10	.35#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)

10	.36#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)

10	.37#	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)

10.38		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)

10.39		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

Exhibit
Number		Description	Reference

10.40		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.41		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10	.42#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.43		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)

10.44		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)

10.45		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)

10.46		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)

10	.47#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10	.48#	Form of Stock Bonus Award Agreement	(e)

10	.49#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)

10	.50#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)

10.51		Credit Agreement, dated as of December 21, 2004, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party hereto, and certain lenders and agents named therein.	(g)

10.52		Security Agreement, dated as of December 21, 2004, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent.	(g)

10.53		First Amendment to Credit Agreement, dated as of April 12, 2005, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(g)

10	.54#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(h)

10	.55#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i)

10	.56#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i)

10.57		Second Amendment to Credit Agreement, dated as of August 19, 2005, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(k)

Exhibit
Number		Description	Reference

10.58		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(l)

10	.59#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(m)

10	.60#	Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(n)

10	.61#	Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan Independent Directors Stock Unit Award Agreement	(n)

10	.62#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(o)

10	.63#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(o)

10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(p)

10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(p)

10	.65#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(q)

10	.66#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)

10	.67#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)

10	.68#	Amended and restated employment agreement effective April 17, 2006 between Herbalife International of America, Inc. and Paul Noack	(s)

10.69		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	*

10.70		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L. HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	*

31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

99.1		Disposition Agreement dated as of December 13, 2004 is by and among Whitney V, L.P., a Delaware limited partnership, Whitney Strategic Partners V, L.P., a Delaware limited partnership, Whitney Private Debt Fund, L.P., a Delaware limited partnership and Green River Offshore Fund, Ltd., a Cayman Islands company on the one hand, and CCG Investments (BVI), L.P., a British Virgin Islands limited partnership, CCG Associates-QP, LLC, a Delaware limited liability company, CCG Associates-AI, LLC, a Delaware limited liability company, CCG Investment Fund-AI, LP, a Delaware limited partnership, CCG AV, LLC-Series C, a Delaware limited liability company, CCG AV, LLC-Series E, a Delaware limited liability company and CCG CI, LLC a Delaware limited liability company on the other hand.	(d)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 9, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on August 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on August 3, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(n)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(o)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 3, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
(Registrant)

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Date: August 3, 2006