Form 10-Q
period 2006-09-30
HERBALIFE LTD.
filed 2006-11-13
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32381

HERBALIFE LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0377871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Herbalife International, Inc.
1800 Century Park East
Los Angeles, CA 90067
(Address of principal executive offices) (Zip code)

(310) 410-9600
(Registrant’s telephone number, including area code)

P.O. Box 309GT
Ugland House, South Church Street
Grand Cayman, Cayman Islands
(Former Address if changed since last report)

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

Number of shares of registrant’s common shares outstanding as of November 7, 2006 was 71,273,602.

HERBALIFE LTD.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:	3
	Unaudited Condensed Consolidated Balance Sheets	3
	Unaudited Condensed Consolidated Statements of Income	4
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	38
	Forward Looking Statements	38

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1.a	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Submission of Matters to a Vote of Security Holders	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
Signatures and Certifications		59
EXHIBIT 10.71
EXHIBIT 10.72
EXHIBIT 10.73
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2006
		(Unaudited)
	(In thousands, except
	share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,248	$123,273
Receivables, net of allowance for doubtful accounts of $4,678 (2005) and $5,125 (2006)	37,266	47,932
Inventories	109,785	124,230
Prepaid expenses and other current assets	40,667	44,813
Deferred income taxes	23,585	35,550

Total current assets	299,551	375,798

Property, at cost, net of accumulated depreciation and amortization of $30,819 (2005) and $50,312 (2006)	64,946	94,606
Deferred compensation plan assets	13,149	16,758
Other assets	7,510	10,714
Deferred financing costs, net of accumulated amortization of $3,749 (2005) and $188 (2006)	3,531	2,089
Marketing related intangibles	310,000	310,000
Product certification, product formulas and other intangible assets, net of accumulated amortization of $17,792 (2005) and $20,117 (2006)	4,908	2,583
Goodwill	134,206	125,096

TOTAL	$837,801	$937,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,156	$41,830
Royalty overrides	87,401	108,903
Accrued compensation	32,570	42,309
Accrued expenses	93,597	102,009
Current portion of long term debt	9,816	7,098
Advance sales deposits	10,874	7,450
Income taxes payable	12,043	21,816

Total current liabilities	285,457	331,415
NON-CURRENT LIABILITIES:
Long term debt, net of current portion	253,276	180,693
Deferred compensation	15,145	16,561
Deferred income taxes	112,714	102,230
Other non-current liabilities	2,321	7,400

Total liabilities	668,913	638,299

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preference shares, $0.002 par value, 7.5 million shares authorized and unissued	—	—
Common shares, $0.002 par value, 175 million shares authorized, 69.9 million (2005) and 71.3 million (2006) shares issued and outstanding	140	142
Additional paid in capital	89,508	120,625
Accumulated other comprehensive income (loss)	605	(1,546)
Retained earnings	78,635	180,124

Total shareholders’ equity	168,888	299,345

TOTAL	$837,801	$937,644

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$345,761	$412,788	$997,384	$1,209,233
Handling & freight income	55,236	63,586	160,340	188,916

Net sales	400,997	476,374	1,157,724	1,398,149
Cost of sales	79,482	97,159	232,592	281,165

Gross profit	321,515	379,215	925,132	1,116,984
Royalty overrides	138,618	168,658	410,875	501,307
Selling, general & administrative expenses	121,584	146,070	349,430	421,995

Operating income	61,313	64,487	164,827	193,682
Interest expense, net	7,950	25,869	37,598	36,839

Income before income taxes	53,363	38,618	127,229	156,843
Income taxes	26,226	12,151	64,042	55,354

NET INCOME	$27,137	$26,467	$63,187	$101,489

Earnings per share:
Basic	$0.39	$0.37	$0.92	$1.44
Diluted	$0.37	$0.36	$0.87	$1.37
Weighted average shares outstanding:
Basic	69,077	71,179	68,800	70,593
Diluted	73,455	74,257	72,373	74,173

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2005	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,187	$101,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,749	21,857
Stock-based compensation expenses	2,567	8,340
Excess tax benefits from share-based payment arrangements	—	(15,558)
Amortization of discount and deferred financing costs	1,098	755
Deferred income taxes	6,397	(21,399)
Unrealized foreign exchange gain	(2,303)	(952)
Write-off of deferred financing costs and unamortized discounts	5,388	6,621
Other	511	284
Changes in operating assets and liabilities:
Receivables	(11,185)	(9,223)
Inventories	(17,703)	(13,045)
Prepaid expenses and other current assets	11,102	(4,255)
Changes in other assets	7	(2,836)
Accounts payable	4,638	821
Royalty overrides	(957)	20,085
Accrued expenses and accrued compensation	12,281	20,056
Advance sales deposits	8,578	(3,708)
Income taxes payable	19,066	34,262
Deferred compensation liability	464	1,415

NET CASH PROVIDED BY OPERATING ACTIVITIES	$130,885	$145,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(21,761)	(45,526)
Proceeds from sale of property	33	63
Deferred compensation plan assets	(1,027)	(3,609)
Other	—	(38)

NET CASH USED IN INVESTING ACTIVITIES	$(22,755)	$(49,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long term debt	172	215,000
Principal payments on long term debt	(91,700)	(132,020)
Repurchases of 9 1/2% Notes and 11 3/4% Notes	(110,000)	(165,137)
Increase in deferred financing costs	—	(2,277)
Exercise of stock options	1,599	7,178
Excess tax benefits from share-based payment arrangements	—	15,558
Other	(374)	—

NET CASH USED IN FINANCING ACTIVITIES	$(200,303)	$(61,698)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,224)	824

NET CHANGE IN CASH AND CASH EQUIVALENTS	(96,397)	35,025
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	201,577	88,248

CASH AND CASH EQUIVALENTS, END OF PERIOD	$105,180	$123,273

CASH PAID FOR:
Interest	$28,003	$36,469

Income taxes	$35,846	$42,481

NON-CASH ACTIVITIES:
Accrued capital expenditures	$540	$3,569

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd., a Cayman Islands exempted limited liability company (“Herbalife” or the “Company”), incorporated on April 4, 2002, and its direct and indirect wholly-owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company (“WH Intermediate”), WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company (“Lux Holdings”), WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation (“WH Acquisition”), were formed on behalf of Whitney & Co., LLC (“Whitney”) and Golden Gate Private Equity, Inc. (“Golden Gate”), in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries (collectively, “Herbalife International”) on July 31, 2002 (the “Acquisition”). Herbalife and its subsidiaries are referred to collectively herein as the Company.

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

In connection with the IPO and the recapitalization, the Company incurred $24.7 million in fees and expenses of which $19.8 million were associated with the IPO (included in equity) and $4.9 million were associated with the establishment of a credit facility, all of which were included in deferred financing cost. This credit facility was fully repaid in the third quarter of 2006 and the associated deferred financing costs were written off. See note 4 for discussion.

Secondary Offering

On December 19, 2005, Herbalife completed a secondary public offering of 13 million common shares held by certain existing shareholders. The selling shareholders received all net proceeds from the sale of common shares sold in this offering. Accordingly, Herbalife did not receive any proceeds from the sale of common shares.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principals in the U.S. (“GAAP”) for complete financial statements. The Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2005 and September 30, 2006 include Herbalife and all of its direct and indirect subsidiaries. In the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2005 and September 30, 2006. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

New Accounting Pronouncements

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. The Company selected the modified prospective method of adoption. Under this method, compensation expense that the Company recognized for the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods were not restated. See Note 8 to the consolidated financial statements for more details on stock based compensation.

In June 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes was issued in its final version. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. The Company is currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 clarifies that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company is currently evaluating the presentation basis to be utilized in accordance with EITF 06-3.

In September 2006, the FASB issued No. 157, Fair Value Measurement, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years beginning after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings at the first fiscal year ending after November 15, 2006 for errors

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact, if any, of adopting SAB 108 on its consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior period consolidated financial statements to conform to current period presentation.

3.	Transactions with related parties

In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc. (“Shuster”), a provider of product testing and formula development for Herbalife. For the three and nine months ended September 30, 2005, total purchases from Shuster were zero and $0.02 million, respectively. For the three and nine months ended September 30, 2006, there were no purchases from Shuster.

In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment (“TBA”), a provider of creative services to Herbalife. For the three and nine months ended September 30, 2005, payments of $0.02 million and $5.71 million were made to TBA for services relating to the 25th Anniversary Extravaganza, of which the majority were reimbursements of extravaganza expenses paid to third parties. For the three and nine months ended September 30, 2006, payments to TBA were $0.51 million and $0.61 million, respectively.

In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc. (“Leiner”), a nutritional manufacturer and supplier of certain Herbalife products. For the three and nine months ended September 30, 2005, total purchases from Leiner were zero and $0.14 million, respectively. For the three and nine months ended September 30, 2006, there were no purchases from Leiner.

In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients (“Stauber”), a value-added distributor of bulk specialty nutraceutical ingredients. For the three and nine months ended September 30, 2005, total purchases from Stauber were $0.40 million and $0.85 million, respectively. For the three and nine months ended September 30, 2006, total purchases from Stauber were $0.06 million and $0.25 million, respectively.

4.	Long Term Debt

Long term debt consists of the following:

	As of
	December 31,	September 30,
	2005	2006
	(In millions)

11 3/4% Notes	$0.1	$—
Borrowings under Prior Credit Facility (see below)	89.8	—
Borrowings under New Credit Facility (see below)	—	180.0
9 1/2% Notes, net of unamortized discounts of $3.7 million (2005)	161.3	—
Capital leases	5.4	6.2
Other debt	6.5	1.6

	263.1	187.8
Less: current portion	9.8	7.1

	$253.3	$180.7

During 2005 the Company prepaid approximately $109.0 million of its term loan under the $225.0 million senior secured credit facility, originally entered into on December 21, 2004 (the “Prior Credit Facility”), resulting in

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.2 million of additional interest expense from the write-off of unamortized deferred financing costs. In March 2006, the Company made a prepayment on its term loan under the Prior Credit Facility of $9.8 million. Consequently, the Company expensed $0.2 million of related unamortized deferred financing costs in the first quarter of 2006.

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility (the “New Credit Facility”) with a syndicate of financial institutions as lenders. The New Credit Facility is comprised of a $200.0 million term loan and a $100.0 million revolving credit facility and replaced the Prior Credit Facility. The new term loan bears interest at LIBOR rate plus a margin of 1.5%, or the base rate plus a margin of 0.50% and matures on July 21, 2013. The new revolver bears interest at LIBOR rate plus a margin of 1.25%, or the base rate plus a margin of 0.25% and is available until July 21, 2012. The Company incurred approximately $2.3 million of debt issuance costs which are being amortized over the term of the debt. The Company is obligated to pay $0.5 million each quarter from December 31, 2006 until June 30, 2013 and the remaining principal on July 21, 2013 for the new term loan. The Company used $65.0 million in available cash and $15.0 million in borrowings under the new revolving credit facility to repay all amounts outstanding under the Prior Credit Facility amounting to $79.6 million. Consequently, the Company expensed $1.7 million of unamortized deferred financing costs related to the Prior Credit Facility. Also in July 2006, the Company redeemed the outstanding $0.1 million aggregate principal amount of its 11 3/4% Notes.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the New Credit Facility to repay the borrowings under the new revolver and to fund the redemption of its 9 1/2% Notes. The total redemption price of the 9 1/2% Notes was $187.8 million and consisted of $165.0 million aggregate principal amount, $16.6 million purchase premium and $6.2 million accrued interest. The redemption premium of $16.6 million and the write-off of unamortized deferred financing costs and discounts of $4.6 million associated with the 9 1/2% Notes are included in interest expense in the third quarter of 2006.

In September 2006, the Company made a prepayment on the term loan under the New Credit Facility of $20.0 million resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs.

No borrowings were outstanding under the new revolver at September 30, 2006.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material to the Company. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintain product liability insurance with an annual deductible of $10 million.

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

These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on the Company’s financial condition and operating results. This opinion is based on the Company’s belief that any losses it suffers would not be material and that it has meritorious defenses. Although the Company has reserved an amount that it believes represents the likely outcome of the resolution of these disputes, if the Company is incorrect in its assessment it may have to record additional expenses.

6.	Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
	(In millions)

Net income	$27.1	$26.5	$63.2	$101.5
Unrealized gain (loss) on derivative instruments	$0.4	$(0.6)	$0.3	$(0.6)
Foreign currency translation adjustment	$(0.6)	$(0.1)	$(1.9)	$(1.6)

Comprehensive income	$26.9	$25.8	$61.6	$99.3

7.	Segment Information

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells products in 62 countries throughout the world and is organized and managed by geographic unit. The Company elected to aggregate its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar with regard to the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

In July 2006, the Company changed its geographic unit from four to seven units as part of the Company’s on-going realignment for growth efforts. These changes are intended to create growth opportunities for distributors, support faster decision making across the organization due to reduced management layers, and improve the sharing of ideas and tools to accelerate growth in its high potential markets. The Company’s reporting segment’s operating information and sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006
	(In millions)

Net sales:
United States	$70.7	$88.1	$215.9	$252.3
Mexico	61.5	102.1	149.0	278.8
Others	268.8	286.2	792.8	867.1

Total net sales	$401.0	$476.4	$1,157.7	$1,398.2

Operating margin(1):
United States	$32.9	39.9	$92.2	$105.4
Mexico	27.4	43.3	64.8	122.3
Others	122.6	127.4	357.2	388.0

Total operating margin	$182.9	$210.6	$514.2	$615.7

Selling, general and administrative expense	121.6	146.1	349.4	422.0
Interest expense, net	8.0	25.8	37.6	36.9

Income before income taxes	53.3	38.7	127.2	156.8
Income taxes	26.2	12.2	64.0	55.3

Net income	$27.1	$26.5	$63.2	$101.5

Net sales by product line:
Weight management	$167.1	$202.1	$476.6	$591.2
Inner Nutrition	176.9	209.9	502.0	617.3
Outer Nutrition®	37.0	33.7	123.0	112.9
Literature, promotional and other(2)	20.0	30.7	56.1	76.8

Total net sales	$401.0	$476.4	$1,157.7	$1,398.2

Net sales by geographic unit:
North America(3)	$75.1	$92.1	$230.1	$266.8
Mexico and Central America	61.7	103.0	149.7	281.1
Brazil	28.9	32.8	76.8	99.4
South America and Southeast Asia(4)	37.0	51.6	94.3	142.3
EMEA(5)	131.2	127.4	417.6	414.1
Greater China(6)	29.2	36.2	82.4	92.5
North Asia(7)	37.9	33.3	106.8	102.0

Total net sales	$401.0	$476.4	$1,157.7	$1,398.2

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada, Jamaica and Dominican Republic.

(4)	Includes New Zealand and Australia and excludes Brazil, Taiwan and Hong Kong.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of China, Hong Kong and Taiwan.

(7)	Consists of Japan and Korea.

	As of
	December 31,	September 30,
	2005	2006
	(In millions)

Total Assets:
United States	$520.1	$620.7
Mexico	52.5	64.5
Others	265.2	252.4

Total assets	$837.8	$937.6

8.	Stock Based Compensation

The Company has six stock-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan (“Management Plan”), the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan (“Independent Directors Plan”), the Herbalife Ltd. 2004 Incentive Plan (“2004 Stock Incentive Plan”), the Herbalife Ltd. 2005 Stock Incentive Plan (“2005 Stock Incentive Plan”), the Herbalife Ltd. Executive Incentive Plan (“Executive Incentive Plan”) and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan (“Independent Director Stock Unit Plan”). The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The purpose of the Executive Incentive Plan is to govern the award and payment of annual bonuses to certain company executives. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of September 30, 2006 include stock options, stock appreciation rights (“SARS”) and stock units.

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, in accounting for share-based awards made under these plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price. On January 1, 2006, the Company adopted SFAS No. 123R. This statement replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company adopted SFAS No. 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the first three quarters of 2006 include (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing forfeitures as an expense reduction as they occur. The adjustment to apply estimated forfeitures to previously recognized share-based compensation was considered immaterial and as such was not classified as a cumulative effect of a change in accounting principle.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. For the three and nine months ended September 30, 2006, stock-based compensation expense was included in Selling, General & Administrative Expenses in the amount of $2.8 million and $8.3 million, respectively, as well as related income tax benefits recognized in earnings in the amount of $1.1 million and $3.3 million, respectively.

As of September 30, 2006, the total unrecognized compensation cost related to nonvested stock awards was $28.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the three and nine months ended September 30, 2006 was $1.3 million and $4.1 million lower, respectively, than it would have been under the Company’s previous accounting method for share-based compensation. Basic and diluted net earnings per common share for the three months ended September 30, 2006 were both negatively impacted by the change in accounting method by $0.02 per share. The negative impact on both basic and diluted net earnings per common share for the nine months ended September 30, 2006 was $0.06 per share. Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash inflows. SFAS No. 123R requires that these excess tax benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and nine months ended September 30, 2006, tax benefits of $1.4 million and $15.6 million, respectively, were generated from option exercises.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of SFAS No. 123 to options granted under the Company’s stock-based compensation plans for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense using a graded vesting schedule with forfeitures recognized as they occur.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(In millions)

Net income as reported	$27.1	$63.2
Add: Stock-based employee compensation expense included in reported net income, net of tax	0.2	1.5
Less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(1.4)	(5.3)

Pro forma net income	$25.9	$59.4

Basic earnings per share
As reported	$0.39	$0.92
Pro forma	$0.38	$0.86
Diluted earnings per share
As reported	$0.37	$0.87
Pro forma	$0.35	$0.82

The Company’s stock-based compensation plans provide for grants of stock options, SARS, restricted stock and stock units (collectively called the “awards”). Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. SARS vest quarterly over a five-year period beginning on the grant date. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan (“Incentive Plan Stock Units”) vest annually over a three year period which is equal to the contractual term.

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

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data, all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon on the historical volatility of the Company’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not paid

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any cash dividends since inception. The following table summarizes the weighted average assumptions used in the calculation of fair market value for the three and nine months ended September 30, 2005 and 2006.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2006	2005	2006	2005	2006	2005	2006

Expected volatility	32.75%	—	—	38.08%	—	37.75%	—	—
Dividends yield	zero	—	—	zero	—	zero	—	—
Expected term	6.3 years	—	—	6.3 years	—	2.5 years	—	—
Risk-free interest rate	4.01%	—	—	4.70%	—	4.71%	—	—

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Nine Months		Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2005	2006	2005	2006	2005	2006	2005	2006

Expected volatility	32.75%	37.03%	—	38.43%	—	38.40%	—	37.29%
Dividends yield	zero	zero	—	zero	—	zero	—	zero
Expected term	6.3 years	6.3 years	—	6.3 years	—	2.5 years	—	3.0 years
Risk-free interest rate	3.91%	3.94%	—	4.59%	—	4.10%	—	3.56%

The following tables summarize the activity under the stock-based compensation plans for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options & SARS	Shares	Exercise Price	Contractual Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2005	10,197	$12.30
Granted	1,130	33.78
Exercised	(1,406)	5.11
Forfeited	(151)	9.98

Outstanding at September 30, 2006	9,770	$15.86	7.6 years	$215.3

Exercisable at September 30, 2006	3,896	$12.58	7.6 years	$98.6

		Weighted Average	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Grant Date Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2005	—	$—	$—
Granted	132.4	33.25	4.4
Vested	(9.3)	32.19	(0.3)

Outstanding and nonvested at September 30, 2006	123.1	$33.33	$4.1

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date per share fair value of stock awards granted during the three and nine months ended September 30, 2006 was $18.49 and $17.44, respectively. The total intrinsic value of stock awards exercised during the three and nine months ended September 30, 2006 was $3.8 million and $45.0 million, respectively.

9.	Derivative Instruments and Hedging Activities

The Company designates certain derivatives as cash flow hedges. The Company engages in a foreign exchange hedging strategy for which the hedged transactions are forecasted foreign currency denominated intercompany transactions. The hedged risk is the variability of the forecasted foreign currency cash flows where the hedging strategy involves the purchase of average rate options. The Company also engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. As of December 31, 2005 and September 30, 2006, the Company did not have any outstanding cash flow hedges on foreign exchange exposure. For the outstanding cash flow hedges on interest rate exposures at December 31, 2005, the maximum length of time over which the Company is hedging these exposures is approximately three years. The interest rate swap outstanding as of December 31, 2005, was accounted for under the shortcut method, as defined by SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities”, which assumes the hedge to be perfectly effective. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income (“OCI”) until the related forecasted transaction is recognized in the consolidated statements of income.

On July 21, 2006 the interest rate swap, originally entered into on February 21, 2005, was terminated due to the debt refinancing and income of approximately $0.8 million was recorded as interest income in the Company’s consolidated statements of income for the quarter ended September 30, 2006. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap was entered into as a cash flow hedge against LIBOR interest rate movements on the new term loan. The Company assesses the effectiveness of the hedge based on the hypothetical derivative method. Under the hypothetical derivative method, the cumulative change in fair value of the actual swap is compared to the cumulative change in fair value of a hypothetical swap, which has terms that identically match the critical terms of the hedged transaction. Thus, the hypothetical swap is presumed to perfectly offset the hedged cash flows. The change in fair value of the perfect hypothetical swap will then be regarded as a proxy for the present value of the cumulative change in the expected future cash flows from the hedged transactions. As of September 30, 2006, the hedge relationship qualified as an effective hedge under SFAS No. 133. Consequently, all changes in the fair value of the derivative are deferred and recorded in OCI until the related forecasted transaction is recognized in the consolidated statements of income. The estimated net amount of existing loss expected to be reclassified into earnings over the next three years, which related to cash flow hedge, is $0.6 million.

The Company designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are recorded in the Company’s consolidated statements of income. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event the foreign currency weakens beyond the strike rate. The Company also uses foreign currency forward contracts, which give the Company the obligation to buy or sell foreign currency at a specified time and rate. The contracts are used to protect against changes in the functional currency equivalent value of inter-company or third party nonfunctional currency payables and receivables. The fair values of the option and forward contracts are based on third-party bank quotes. In December 2005, the Company entered into a short term interest rate cap agreement, which was not designated under hedge accounting. The interest rate cap agreement expired in the first quarter of 2006.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Subsequent Events

In November 2006, the Company announced a realignment of its employee base as part of its realignment for growth plan. Under this plan, the Company expects to incur severance and other employee related costs of approximately $8 to $10 million. Such costs are expected to be recognized within the next twelve months.

Item 2.	Management’s Discussion And Analysis Of Financial Condition and Results Of Operations

Overview

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.6 billion for the year ended December 31, 2005. We sell our products in 62 countries through a network of over one million independent distributors, except in China, where we currently use a retail business model with employed sales representatives because of regulatory restrictions on direct selling. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 26-year operating history.

We offer products in three principal categories: weight management products, nutritional supplements which we refer to as “Inner Nutrition” and personal care products which we refer to as “Outer Nutrition.®” Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities.

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

In July 2006, we changed our geographic unit from four to seven units as part of our on-going realignment for growth efforts. These changes are intended to create growth opportunities for our distributors, to support faster decision making across the organization by reducing the number of management layers, and to improve the sharing of ideas and tools to accelerate growth in our high potential markets. Under the new geographic units we report revenue from:

•	North America, which consists of the U.S., Canada, Jamaica and the Dominican Republic;

•	Mexico and Central America, which consists of Mexico, Costs Rica and Panama;

•	Brazil;

•	South America and Southeast Asia, which includes New Zealand and Australia and excludes Brazil, Taiwan and Hong Kong;

•	EMEA, which consists of Europe, the Middle East and Africa;

•	Greater China, which consists of China, Taiwan and Hong Kong; and

•	North Asia, which consists of Japan and Korea.

A key non-financial measure we focus on is Volume Points on a Royalty Basis (hereafter “Volume Points”), which is essentially our weighted unit measure of product sales volume. It is a useful measure for us, as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. In general, an increase in Volume Points in a particular group or country directionally indicates an increase in local currency net sales.

Volume Points by Geographic Unit

	Three Months Ended			Nine Months Ended
	September 30,	September 30,		September 30,	September 30,
	2005	2006	% Change	2005	2006	% Change
	(Volume points in millions)

North America	118.3	145.8	23.2%	356.9	408.2	14.4%
Mexico & Central America	100.4	170.2	69.5%	247.3	467.5	89.0%
Brazil	40.5	41.0	1.2%	115.3	126.3	9.5%
South America and Southeast Asia	52.3	73.9	41.3%	133.0	191.5	44.0%
EMEA	140.6	129.7	(7.8)%	432.8	426.7	(1.4)%
Greater China	38.1	40.3	5.8%	104.7	105.7	1.0%
North Asia	33.7	29.6	(12.2)%	92.4	89.5	(3.1%)

Worldwide	523.9	630.5	20.3%	1,482.4	1,815.4	22.5%

Another key non-financial measure on which we focus is the number of distributors qualified as supervisors under our compensation system. Distributors qualify for supervisor status based on their Volume Points.

Our compensation system requires supervisors to re-qualify annually. The re-qualification period covers the twelve months starting in February and ending the following January. There is significant variation in the number of supervisors from the fourth quarter to the first quarter of any given year due to the timing of the re-qualification process. This fluctuation is normal and consistent, and does not reflect a dramatic underlying change in the business in comparing these two sequential quarters. The growth in the number of supervisors is a general indicator of the level of distributor recruitment, which generally drives net sales in a particular country or group.

The following tables show trends in the number of supervisors over the reporting period by geographic unit, and fluctuations within notable countries are discussed below in the appropriate net sales section below where pertinent.

Number of Supervisors by Geographic Unit as of Reporting Period

	As of September 30,
	2005	2006	% Change

North America	57,993	66,640	14.9%
Mexico & Central America	33,434	66,097	97.7%
Brazil	33,267	38,857	16.8%
South America and Southeast Asia	36,409	50,723	39.3%
EMEA	86,364	87,762	1.6%
Greater China	23,597	28,176	19.4%
North Asia	18,967	20,913	10.3%

Worldwide	290,031	359,168	23.8%

Number of Supervisors by Geographic Unit as of Re-qualification Period

	As of February,
	2005	2006	% Change

North America	40,818	45,778	12.2%
Mexico & Central America	19,045	38,344	101.3%
Brazil	21,605	27,318	26.4%
South America and Southeast Asia	23,983	30,846	28.6%
EMEA	65,104	66,103	1.5%
Greater China	16,673	19,447	16.6%
North Asia	13,872	15,736	13.4%

Worldwide	201,100	243,572	21.1%

For the twelve month re-qualification period ended January 2006, 41.5% of our supervisors re-qualified, up from 39.7% a year ago. The number of supervisors by geographic unit as of the reporting dates will normally be higher than the number of supervisors by geographic unit as of the re-qualification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor in February. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic units.

We provide distributors with products, support material, training, special events and a competitive compensation program. If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife’s products, by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale or use as samples; and by training, mentoring and following up, in person or via the phone or internet, with customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.

Presentation

“Retail Sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below). “Net Sales” which reflects distributor allowances and handling and freight income, represent what the Company collects and recognizes as net sales in its financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, information in daily and monthly reports reviewed by our management relies on Retail Sales data. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP. You should not consider Retail Sales in isolation from, nor is it a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to Retail Sales is presented below. “Product sales” represent the actual product purchase prices paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty Overrides” are our most significant expense and consist of:

•	royalty overrides and production bonuses, which total approximately 15% and 7%, respectively, of the Retail Sales of Weight management, Inner nutrition, Outer nutrition® and promotional products;

•	the Mark Hughes Bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of Retail Sales of Weight management, Inner nutrition, Outer nutrition® and promotional products; and

•	other discretionary incentive cash bonuses payable to qualifying distributors.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our consolidated financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers are generally made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate our foreign currency exchange risk.

Summary Financial Results

For the three and nine months ended September 30, 2006, net sales increased by 18.8% and 20.8%, respectively, as compared to the same periods in 2005, primarily due to increases in North America, Mexico and Central America, and Brazil. Net sales in EMEA and North Asia decreased for the three and nine months ended September 30, 2006 when compared to the same periods of 2005. The overall increase in net sales for the three and nine months ended September 30, 2006 reflects the continued sales momentum generated from the successful promotions in 2005 and 2006 and the enthusiasm and unity within our distributor organization.

Net income decreased for the three months ended September 30, 2006 to $26.5 million, or $0.36 per diluted share, from $27.1 million or $0.37 per diluted share, for the same period in 2005. Net income includes the impact of $14.3 million recapitalization expenses in connection with the repayment of the $225.0 million senior secured credit facility, originally entered into on December 21, 2004 (the “Prior Credit Facility”) and our 9 1/2% Notes due 2011 (the “9 1/2% Notes”) and a $2.7 million additional tax benefit from refinancing transactions in the third quarter of 2006 and a favorable impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005. For the three months ended September 30, 2006 as compared to the same period in 2005, net sales growth and a lower effective tax rate, partially offset by higher labor costs, promotional expenses and professional fees had a net favorable impact to net income. Foreign currencies had an unfavorable impact of $0.1 million on net results for the three months ended September 30, 2006.

Net income increased for the nine months ended September 30, 2006 to $101.5 million, or $1.37 per diluted share, from $63.2 million or $0.87 per diluted share, for the same period in 2005. Net income includes the impact of a $3.7 million tax benefit resulting from an international income tax settlement in the first quarter of 2006, $14.3 million recapitalization expenses incurred in connection with the repayment of our Prior Credit Facility and our 9 1/2% Notes and a $2.7 million additional tax benefit from refinancing transactions, in the third quarter of 2006, and $14.2 million of recapitalization expenses incurred in the first quarter of 2005 associated with the $110.0 million clawback of our 9 1/2% Notes and a favorable impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005. For the nine months ended September 30, 2006 as compared to the same period in 2005, net sales growth, lower interest expense and a lower effective tax rate, partially offset by higher labor costs, promotional expenses and professional fees, had a net favorable impact to net income. Foreign currencies had a favorable impact of $2.6 million on net results for the nine months ended September 30, 2006.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2006	2005	2006

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.8	20.4	20.1	20.1

Gross profit	80.2	79.6	79.9	79.9
Royalty overrides	34.6	35.4	35.5	35.9
Selling, general & administrative expenses	30.3	30.7	30.2	30.2

Operating income	15.3	13.5	14.2	13.8
Interest expense	2.0	5.4	3.2	2.6

Income before income taxes	13.3	8.1	11.0	11.2
Income taxes	6.5	2.6	5.5	4.0

Net income	6.8	5.5	5.5	7.2

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Unit

	Three Months Ended September 30,
	2005					2006
				Handling					Handling		Change
	Gross	Distributor	Product	& Freight	Net	Gross	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(In millions)

North America	$120.9	$(57.7)	$63.2	$11.9	$75.1	$148.0	$(70.5)	$77.5	$14.6	$92.1	22.6%
Mexico and Central America	$103.5	$(50.1)	$53.4	$8.3	$61.7	173.5	(84.4)	89.1	13.9	103.0	66.9%
Brazil	47.9	(22.9)	25.0	3.9	28.9	53.8	(25.7)	28.1	4.7	32.8	13.5%
South America and Southeast Asia	60.9	(28.6)	32.3	4.7	37.0	88.3	(42.1)	46.2	5.4	51.6	39.5%
EMEA	214.1	(101.7)	112.4	18.8	131.2	209.0	(99.9)	109.1	18.3	127.4	(2.9)%
Greater China	50.5	(24.7)	25.8	3.4	29.2	54.8	(21.5)	33.3	2.9	36.2	24.0%
North Asia	61.8	(28.2)	33.6	4.3	37.9	53.5	(24.0)	29.5	3.8	33.3	(12.1%)

Total	$659.6	$(313.9)	$345.7	$55.3	$401.0	$780.9	$(368.1)	$412.8	$63.6	$476.4	18.8%

	Nine Months Ended September 30,
	2005					2006
				Handling					Handling		Change
	Gross	Distributor	Product	& Freight	Net	Gross	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(In millions)

North America	$370.8	$(177.2)	$193.6	$36.5	$230.1	$429.1	$(204.7)	$224.4	$42.4	$266.8	15.9%
Mexico & Central America	$251.1	$(121.6)	$129.5	$20.2	$149.7	473.1	(229.8)	243.3	37.8	281.1	87.8%
Brazil	127.2	(60.8)	66.4	10.4	76.8	164.1	(78.5)	85.6	13.8	99.4	29.4%
South America and Southeast Asia	155.6	(72.5)	83.1	11.2	94.3	245.2	(118.1)	127.1	15.2	142.3	50.9%
EMEA	682.0	(324.8)	357.2	60.4	417.6	681.1	(326.9)	354.2	59.9	414.1	(0.8)%
Greater China	142.7	(69.9)	72.8	9.6	82.4	145.2	(61.0)	84.2	8.3	92.5	12.3%
North Asia	175.2	(80.5)	94.7	12.1	106.8	165.3	(74.9)	90.4	11.6	102.0	(4.5%)

Total	$1,904.6	$(907.3)	$997.3	$160.4	$1,157.7	$2,303.1	$(1,093.9)	$1,209.2	$189.0	$1,398.2	20.8%

Changes in net sales are directly associated with the recruiting, retention and retailing of our distributor force, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses our marketing program coupled with educational and motivational tools to incentivize distributors to drive recruiting, retention and retailing which in turn affect net sales. Such tools include corporate sales events — Extravaganzas and World Team Schools — where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling, General & Administrative expenses. Sales are driven by several factors including the number and productivity of distributor leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use product event and non-event promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have ranged from our 2005 Worldwide Cup promotion to vacations or other qualifying events for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in Selling, General & Administrative expenses.

The factors described above have driven growth in our business. The following net sales by geographic unit discussion provides further details regarding some of the above factors and describes unique growth factors specific to certain groups, including major countries within such groups. The Company believes that the correct foundation, coupled with ongoing training and promotional initiatives is required to increase recruiting and retention of distributors and retailing of our products. The correct foundation includes strong country management that works closely with the distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive marketing plan. Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

Our strategy will continue to include generating and maintaining growth within existing markets and increased focus on the support and acculturation of successful distributor daily methods of operations (“DMOs”). We expect to increase spending in Selling, General & Administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives. In addition, new ideas are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico, the Total Plan in Brazil and GenerationH, or “GenH” in the U.S., each as described below in the net sales discussion below. Management’s strategy is to review the feasibility of expanding successful country initiatives throughout a region and/or globally where appropriate and financially support the expansion of these initiatives.

North America

Net sales in North America increased $17.0 million and $36.7 million, or 22.6% and 15.9%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. In local currency, net sales increased by 22.5% and 15.5%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had a favorable impact of $0.2 million and $0.9 million, respectively on net sales for the three and nine months ended September 30, 2006. The overall increase in net sales in North America was a result of net sales growth in the U.S. of $17.4 million and $36.3 million or 24.7% and 16.8% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005.

Net sales in the U.S. increased as a result of a number of factors, including strong supervisor growth, up 16.1% at September 30, 2006, as compared to September 30, 2005; the establishment of a dedicated U.S. country management team; continued branding efforts such as sponsorship of the AVP Volleyball Tour, the Bay to Breakers Run, the 2006 Amgen Tour of California bicycle race and the 2006 Nautica Triathlon; and various new promotions including the 2006 Active World Team promotion and the 2006 President Team Challenge. To further support the retailing and recruiting efforts of our distributors, we plan to open a new sales centers in the U.S. during the fourth quarter of 2006 and, in particular, to stimulate sales within the vicinity of the new sales centers. Additionally, in July 2006 at our North American Extravaganza, we introduced a water mixable version of our top selling Formula 1 shake, a reformulated version of our Garden 7tm product and NouriFusion in individual use packets.

We believe that 2006 sales in North America should continue its positive year over year growth primarily as a result of the expected continuation of the strong momentum in key markets, the rapid success and expansion of the Nutrition Club DMO and increased distribution focus on providing samples of product in individual use packets.

Mexico and Central America

Net sales in Mexico and Central America for the three and nine months ended September 30, 2006, increased $41.3 million and $131.4 million, or 66.9% and 87.8%, respectively, as compared to the same periods of 2005. In local currency, net sales for the three and nine months ended September 30, 2006, increased by 70.5% and 87.7%, respectively, as compared to the same periods of 2005. The fluctuation of foreign currency rates had an unfavorable impact of $2.3 million on net sales for the three months ended September 30, 2006 and a favorable impact of $0.2 million on net sales for the nine months ended September 30, 2006. The overall increase was a result of net sales growth in Mexico of $40.6 million and $129.8 million or 66.0% and 87.1% for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005.

The net sales growth trend in Mexico reflects strong supervisor growth, up 97.9% at September 30, 2006, as compared to September 30, 2005, and the continued expansion of our Nutrition Clubs. We estimate that distributors are operating approximately 36,000 Nutrition Clubs in Mexico. During the first nine months of 2006 we opened an additional sales center in Mexico City, held a Presidents Team Tour attended by approximately 9,000 distributors, hosted the Mexico Extravaganza in Mexico City, which was attended by over 11,000 distributors and held two Active Supervisor Schools, which approximately 4,300 distributors attended. Additionally, we relocated our Mexico headquarters and main warehouse in Guadalajara and plan to open a new sales center in the Mexico City area to better support our expansion efforts.

We believe that the 2006 sales in Mexico and Central America should continue its positive year over year growth primarily as a result of the strong supervisor growth, increased development of products, literature and promotions to support and leverage the success of the Nutrition Clubs and building upon the momentum within our distributor organization. As sales have continued to increase primarily in Mexico, resulting in a corresponding higher sales base, the rate of increase in net sales, when measured as a percent of net sales for the corresponding quarter last year, has declined for Mexico and Central America. This trend is expected to continue in the fourth quarter of 2006.

Brazil

Net sales in Brazil increased $3.9 million and $22.6 million, or 13.5% and 29.4%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. In local currency, net sales increased by 5.2% and 13.3%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had a favorable impact of $2.4 million and $12.5 million on net sales for the three and nine months ended September 30, 2006, respectively.

The net sales growth trend in Brazil is a result of strong supervisor growth, up 16.8% at September 30, 2006, as compared to September 30, 2005, strong distributor leadership, a highly effective country management team and the introduction of a new distributor promotion launched in the third quarter of 2006. In addition, expansion of the Total Plan lead generation method and the introduction of the Nutrition Club concept in this market have been key catalysts for growth. During the year we held a World Team School attended by over 4,500 distributors and launched the NouriFusion basic line in individual use packets.

We believe the 2006 sales in Brazil should continue its positive year over year growth primarily as a result of the increase in the Nutrition Club DMOs and plans to refine our product portfolio to help us compete more aggressively in the personal care industry by leveraging our product knowledge and the Total Plan. Although net sales in Brazil is expected to increase in 2006 on a year over year basis and we expect fourth quarter net sales to be slightly higher than in the fourth quarter of 2005, we have experienced a leveling sales in the last nine months.

South America and Southeast Asia

Net sales in South America and Southeast Asia increased $14.6 million and $48.0 million, or 39.5% and 50.9%, for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005. In local currency, net sales increased 37.6% and 50.6%, respectively for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had a $0.6 million and $0.4 million favorable impact, respectively on net sales for the three and nine months ended September 30, 2006. The overall increase was attributable mainly to net sales increases in Colombia, Argentina, Venezuela and Bolivia and the opening of Malaysia in February 2006 as a new market. During the quarter ended September 30, 2006, we held an extravaganza for the region in Bangkok, Thailand, which was attended by over 15,000 distributors from 13 countries.

Colombia, Argentina, Venezuela and Bolivia experienced sales increases of 80.3%, 54.5%, 71.9% and 63.4%, respectively, for the quarter ended September 30, 2006. For the nine months ended September 30, 2006, Colombia, Argentina, Venezuela and Bolivia experienced continued sales increases of 214.4%, 78.2%, 43.6% and 123.1%, respectively. This growth was the result of positive momentum from the local events, including Millionaires’ Retreats held in Panama and Pucon, Chile, sponsored activities such as the Bogota, Colombia Marathon during the third quarter of 2006.

We opened our Malaysia market in February 2006. Over 10,000 people attended the various opening events. Net sales for the three and nine months ended September 30, 2006 were $7.8 million and $19.1 million, respectively. During the quarter ended September 30, 2006, several workshops and trainings were conducted to support the continued growth of sales in Malaysia.

We believe the 2006 sales in South America and Southeast Asia should continue its positive year over year growth primarily as a result of the opening of Peru and the ability to respond more quickly to challenges as a result of the realignment.

EMEA

EMEA net sales decreased $3.8 million and $3.5 million, or 2.9% and 0.8%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. In local currency, net sales decreased 5.7% for the three months ended September 30, 2006, as compared to the same period of 2005 and increased 1.0% for the nine months ended September 30, 2006, as compared to the same period of 2005. The fluctuation of foreign currency rates had a favorable impact on net sales of $3.7 million for the three months ended September 30, 2006 and an unfavorable impact on net sales of $7.9 million for the nine months ended September 30, 2006. Portugal,

France and Spain continue to grow and experienced sales increases of 32.5%, 13.2% and 15.6%, respectively, while Germany and the Netherlands experienced decreases in net sales of 25.7% and 21.2%, respectively for the quarter ended September 30, 2006, as compared to the same period of 2005. For the nine months ended September 30, 2006, Portugal, France, and Spain sales increased 36.1%, 26.2%, and 13.1%, respectively, while Germany and the Netherlands experienced decreased net sales of 20.4% and 22.1%, respectively. During the first quarter of 2006 we relocated our call centers to Italy, France and the Netherlands in an effort to improve service and support to distributors who previously were serviced out of the United Kingdom. During this process we also opened our first sales center in the Netherlands. Additionally, during the third quarter an Extravaganza was held in Athens, Greece and was attended by over 15,000 distributors from over 40 countries.

The net sales increases in Portugal, France, and Spain continued, primarily due to a well balanced performance across distributor retailing, recruiting and retention efforts, a united distributor leadership working closely with the local management, and a program focus on the Total Plan. In addition, there has been an increasing emphasis on good health and nutrition in France, which is supported and promoted by local nutritionists. Two Nutrition Advisory Board members were appointed in France and Spain during the third quarter of 2006.

The decline in Germany was primarily driven by a decrease in supervisors, down 22.4% at September 30, 2006, as compared to September 30, 2005. In Germany, a recently constituted strategy group has focused on turnaround initiatives, both in business activity as well as brand building. Significant distributor training has been undertaken, concentrating on long term customers, Nutrition Clubs and wellness coaching. In addition, improved distributor communications has been a key focus and new online tools are being provided.

The net sales decline in the Netherlands was primarily driven by lower recruiting of new distributors. A reconstituted distributor strategy group, working closely with regional management is focused on initiatives to reverse that trend. These included a National Supervisor recruitment drive, the launch of Liftofftm in June 2006, a highly successful Spring Spectacular event and the appointment of a member of the Global Nutritional Advisory Board.

While progress is being made, the turnaround is expected to be slow in Germany and the Netherlands and net sales for 2006 are expected to be below the level of 2005 for these countries.

We expect 2006 net sales in EMEA to be slightly lower when compared to 2005 and measured in US dollars, while flat when measured in local currency. We have identified several high-potential markets for which we are developing strategic plans to grow sales in these emerging markets. We plan to continue to support these markets through our global and local branding initiatives. This includes sponsoring the London Triathlon, the Italian Beach Volleyball Championship, the Nice Ironman Triathlon and the Madrid Triathlon, which are intended to continually improve our corporate and brand reputation in the market. We are also enhancing distributor communication processes and training, and, in addition, we have the introduction of some new products into the region, most notably Liftofftm. Liftofftm was introduced in ten markets in the EMEA group in the third quarter of 2006, and is scheduled for launch during the fourth quarter of 2006 in several additional markets.

Greater China

Greater China net sales increased $7.0 million and $10.1 million, or 24.0% and 12.3%, for the three and nine months ended September 30, 2006, respectively, as compared to the same periods of 2005. In local currency, net sales increased 24.2% and 13.0%, respectively for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had an unfavorable impact of $0.1 million and $0.7 million, respectively, on net sales for the three and nine months ended September 30, 2006. The overall increase in net sales was attributable mainly to an increase in China, while Taiwan and Hong Kong continued to experience a decline in sales.

Net sales in China increased by $10.9 million to $11.6 million and by $20.5 million to $21.9 million, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. Since March of 2005 we have opened 33 retail stores in 20 provinces throughout China. During the fourth quarter of 2006, we plan to hold a World Team School and open an additional 9 stores.

Net sales in Taiwan decreased $2.2 million and $6.7 million, or 9.3% and 9.8%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. In local currency, net sales in Taiwan decreased 7.9% and 7.9%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.3 million and $1.3 million for the three and nine months ended September 30, 2006, respectively. The decrease in net sales was primarily attributable to the focus of local distributor leadership and some of their key members, whose attention was temporarily shifted, in net sales on the opening of Malaysia and the emerging business opportunity in China. During the fourth quarter of 2006, we plan to hold a World Training School and as well as a special training event in November.

Net sales in Hong Kong decreased $1.7 million and $3.8 million, or 38.8% and 29.4%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. The decline in net sales is primarily the result of a decrease in supervisors, down 22.2% at September 30, 2006, as compared to September 30, 2005.

We believe the 2006 sales in Greater China should continue its positive year over year growth primarily as a result of the continued expansion of our retail presence and continued efforts to enhance our product portfolio.

North Asia

North Asia net sales decreased $4.6 million and $4.8 million, or 12.1% and 4.5%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. In local currency, net sales decreased 13.1% and 2.5% for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. The fluctuation of foreign currency rates had a favorable impact of $0.3 million and an unfavorable impact of $2.2 million on net sales for the three and nine months ended September 30, 2006, respectively. The decrease was mainly attributable to Japan.

Net sales in Japan decreased $5.8 million and $11.8 million, or 24.3% and 16.5%, respectively, for the three and nine months ended September 30, 2006, as compared to the same periods of 2005. In spite of the decrease in net sales, the number of new distributors and the supervisor retention rate are improving when compared to the same periods last year. The improved retention rate was caused by an increase in the number of distributors taking advantage of the modified re-qualification criteria. We believe the modified re-qualification criteria will lead to increased future sales. During the three months ended September 30, 2006, NouriFusiontm skin whitening foundation was launched, and a new Nutrition Center showroom and sales center, which will operate seven days a week, were opened in Osaka and a recruiting promotion was launched. During the fourth quarter of 2006, we will be launching several new products and promotions, which are expected to generate excitement among our distributors.

We believe the 2006 sales in North Asia should remain flat year over year. We plan to remain focused on reinvigorating our distributor leadership and exporting successful DMOs into this market.

Sales by Product Category

	Three Months Ended September 30,
	2005					2006
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	%Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$282.4	$(139.0)	$143.4	$23.7	$167.1	$344.6	$(170.6)	$174.0	$28.1	$202.1	20.9%
Inner Nutrition	299.0	(147.2)	151.8	25.1	176.9	358.0	(177.2)	180.8	29.1	209.9	18.7%
Outer Nutrition®	62.8	(31.0)	31.8	5.2	37.0	57.5	(28.5)	29.0	4.7	33.7	(8.9)%
Literature, Promotional and Other	15.4	3.3	18.7	1.3	20.0	20.8	8.2	29.0	1.7	30.7	53.5%

Total	$659.6	$(313.9)	$345.7	$55.3	$401.0	$780.9	$(368.1)	$412.8	$63.6	$476.4	18.8%

	Nine Months Ended September 30,
	2005					2006
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	%Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$805.2	$(396.5)	$408.7	$67.9	$476.6	$1,003.4	$(494.6)	$508.8	$82.4	$591.2	24.0%
Inner Nutrition	848.2	(417.7)	430.5	71.5	502.0	1,047.8	(516.4)	531.4	85.9	617.3	23.0%
Outer Nutrition®	208.1	(102.5)	105.6	17.4	123.0	191.7	(94.5)	97.2	15.7	112.9	(8.2)%
Literature, Promotional and Other	43.1	9.4	52.5	3.6	56.1	60.2	11.6	71.8	5.0	76.8	36.9%

Total	$1,904.6	$(907.3)	$997.3	$160.4	$1,157.7	$2,303.1	$(1,093.9)	$1,209.2	$189.0	$1,398.2	20.8%

Our increased emphasis on the science of weight management and nutrition during the recent years, illustrated by our assembly of the Scientific Advisory Board and the Medical Advisory Board, has resulted in product introductions such as Niteworkstm,, Garden 7tm and Formula I Instant Nutritional Snack Mix and the introduction of ShapeWorkstm, a personalized meal replacement program. Due to the launch of these new products together with the continued positive sales momentum discussed above, net sales of weight management products and inner nutrition products increased at a higher rate than net sales of outer nutrition® products. We expect shifts within these categories from time to time as we launch new products.

Gross Profit

Gross profit was $379.2 million and $1,117.0 million for the three and nine months ended September 30, 2006, as compared to $321.5 million and $925.1 million in the same periods of 2005. As a percentage of net sales, gross profit for the three months ended September 30, 2006 decreased slightly from 80.2% to 79.6%, as compared to the same period of 2005. The gross profit for the nine months ended September 30, 2006 remained flat at approximately 79.9% of net sales, as compared to the same period of 2005. Generally, gross profit percentages do not vary significantly as a percentage of net sales other than due to product and country mix, currency fluctuations, importation cost and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate price increases by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 35.4% and 35.9% for the three and nine months ended September 30, 2006, as compared to 34.6% and 35.5% in the same periods of 2005. The increase for the three and nine months ended September 30, 2006, as compared to the same periods of 2005, was primarily due to a favorable pre-tax impact of $4.0 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percentage of net sales.

Selling, General & Administrative Expenses

Selling, General & Administrative expenses as a percentage of net sales were 30.7% and 30.2% for the three and nine months ended September 30, 2006, as compared to 30.3% and 30.2% in the same periods of 2005. For the three and nine months ended September 30, 2006, Selling, General & Administrative expenses increased $24.5 million and $72.6 million to $146.1 million and $422.0 million, respectively, as compared to the same periods of 2005. The unfavorable impact of foreign currency fluctuations was $1.8 million and $2.0 million for the three and nine months ended September 30, 2006, respectively.

The increases in Selling, General, & Administrative expenses for the three and nine months ended September 30, 2006 included $10.5 million and $32.6 million in higher salaries and benefits, due primarily to normal merit increases, higher employee bonuses, higher stock based compensation expenses, and increases related to the strengthening of the management team regionally and in the U.S; higher compensation costs associated with employee sales representatives in China; $3.6 million and $12.8 million in higher professional fees primarily associated with our technology infrastructure and legal expenses; and $4.0 million and $8.5 million in higher occupancy expenses due to new facilities, respectively.

We expect 2006 Selling, General & Administrative expenses to increase over 2005 levels, reflecting general salary merit increases and the ongoing investments in our five key strategies — distributor, direct-to-consumer, product development, China, and infrastructure.

Net Interest Expense

Net interest expense was $25.9 million and $36.8 million for the three and nine months ended September 30, 2006, as compared to $8.0 million and $37.6 million for the same periods of 2005. Interest expense for the three months ended September 30, 2006 includes recapitalization expenses of $22.9 million due to the repayment of our Prior Credit Facility of $79.6 million in July 2006 and the redemption of the $165.0 million aggregate principal amount of our 9 1/2% Notes due 2011 in August 2006. The recapitalization expenses include $1.7 million of write-off of unamortized deferred financing cost for the Prior Credit Facility, $16.6 million of purchase premium and $4.6 million of write-off of discount and deferred financing cost in respect of our 9 1/2% Notes. The Company entered into a new credit agreement in July 2006 which provides for a term loan of $200.0 million and a revolving credit facility of $100.0 million (the “New Credit Facility”). In August 2006, the Company borrowed $200.0 million of term loan under the New Credit Facility, and in September 2006, we prepaid $20.0 million of the term loan borrowing, resulting in approximately $0.1 million additional interest expense from the write-off of deferred financing fees.

Income Taxes

Income taxes were $12.2 million and $55.4 million for the three and nine months ended September 30, 2006 respectively, as compared to $26.2 million and $64.0 million in the same periods of 2005. As a percentage of pre-tax income, the effective income tax rate was 31.5% and 35.3% for the three and nine months ended September 30, 2006, respectively, as compared to 49.1% and 50.3% in the same periods of 2005. The decrease in the effective tax rate for the three and nine months ended September 30, 2006 as compared to 2005 was caused primarily by higher pre-tax income in lower taxed jurisdictions and the impact of recapitalization charges in the three and nine months ended September 30, 2005 as well as the settlement of an international tax audit and the additional tax benefit from refinancing transactions in the three and nine months ended September 30, 2006. Excluding the effect of the settlement related to the international tax audit and the tax benefit of the bond redemption, the effective tax rate would have been approximately 37.5% and 39.1% for the three and nine months ended September 30, 2006, respectively.

Foreign Currency Fluctuations

Currency fluctuations had an unfavorable impact of $0.1 million and a favorable impact of $2.6 million on net results for the three and nine months ended September 30, 2006, when compared to what current year net results would have been using last year’s foreign exchange rates. For the three months ended September 30, 2006, the regional effects of currency fluctuations were zero impact in North America, an unfavorable impact of $0.7 million in Mexico and Central America, a favorable impact of $0.6 million in Brazil, a favorable impact of $0.2 million in South America and Southeast Asia, a favorable impact of $0.4 million in EMEA, an unfavorable impact of $0.1 million in Greater China and an unfavorable impact of $0.5 million in North Asia. For the nine months ended September 30, 2006, the regional effects of currency fluctuation were a favorable impact of $0.3 million in North America, a favorable impact of $0.4 million in Mexico and Central America, a favorable impact of $2.6 million in Brazil, a favorable impact of $0.3 million in South America and Southeast Asia, an unfavorable impact of $0.9 million in EMEA, an unfavorable impact of $0.4 million in Greater China and a favorable impact of $0.3 million in North Asia.

Net Results

Net income decreased for the three months ended September 30, 2006 to $26.5 million, or $0.36 per diluted share, from $27.1 million or $0.37 per diluted share, for the same period in 2005. Net income includes the impact of $14.3 million recapitalization expenses in connection with the repayment to the Prior Credit Facility and our 9 1/2% Notes and a $2.7 million additional tax benefit from refinancing transactions in the third quarter of 2006 and a favorable impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005. For the three months ended September 30, 2006 as compared to the same period in 2005, net sales growth and a lower effective tax rate, partially offset by higher labor costs, promotional expenses and professional fees, had a net favorable impact to net income. Foreign currencies had an unfavorable impact of $0.1 million on net results for the three months ended September 30, 2006.

Net income increased for the nine months ended September 30, 2006 to $101.5 million, or $1.37 per diluted share, from $63.2 million or $0.87 per diluted share, for the same period in 2005. Net income includes the impact of a $3.7 million tax benefit resulting from an international income tax settlement in the first quarter of 2006, $14.3 million recapitalization expenses incurred in connection with the repayment of our Prior Credit Facility and our 9 1/2% Notes and a $2.7 million additional tax benefit from refinancing transactions in the third quarter of 2006, and $14.2 million of recapitalization expenses incurred in the first quarter of 2005 associated with the $110.0 million clawback of our 9 1/2% Notes and a favorable impact of $2.5 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005. For the nine months ended September 30, 3006 as compared to the same period in 2005, net sales growth, lower interest expense and a lower effective tax rate, partially offset by higher labor costs, promotional expenses and professional fees, had a net favorable impact to net income. Foreign currencies had a favorable impact of $2.6 million on net results for the nine months ended September 30, 2006.

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

For the nine months ended September 30, 2006, we generated $145.0 million from operating cash flows, as compared to $130.9 million in the same period of 2005. The increase in cash generated from operations reflected an increase in net income of $38.3 million, which was primarily driven by a 20.8% growth in net sales, partially offset by higher royalty overrides and selling, general & administrative expenses.

Capital expenditures, including capital leases, for the three and nine months ended September 30, 2006 were $23.5 million and $49.1 million, respectively, as compared to $9.5 million and $22.3 million, for the same periods in 2005. We expect to incur capital expenditures of approximately $55 million in 2006. The majority of these expenditures represent investments in management information systems, the development of the Company’s direct-to-consumer platform, the expansion of our facilities in China and for the build-out and construction of new U.S. facilities.

2005 and 2006 are investment years for us in China as we expand our business there. The operating loss in China for 2005 was $2.2 million and we currently anticipate funding an operating loss of less than $1.0 million in 2006, in addition to total capital expenditures and working capital of up to $4.0 million for the planned build-out of retail stores, our offices and the expansion of the capabilities of our manufacturing facility. In 2005, we invested approximately $4.5 million in capital expenditures in China.

In February 2005, we redeemed a $110 million principal amount, excluding discounts, or 40% of our 9 1/2% Notes for the cash amount of $124.1 million, including a premium of $10.5 million and accrued interest of $3.6 million. Interest expense in 2005 includes the redemption amount of $14.2 million, which represents $10.5 million of premium and $3.7 million of write-off of deferred financing cost and discount. In August 2006, we redeemed the $165.0 million principal amount of our 9 1/2% Notes for a total amount of $187.8 million, including a premium of $16.6 million and accrued interest of $6.2 million. Interest expense in the third quarter of

2006 includes the call premium of $16.6 million and $4.6 million of write-off of discounts and deferred financing costs.

Our Prior Credit Facility consisted of a senior secured revolving credit facility with total availability of up to $25.0 million and a senior secured term loan facility in an aggregate principal amount of $200.0 million. In July 2006, we prepaid all amounts outstanding under the Prior Credit Facility amounting to $79.6 million. Interest expense in the third quarter of 2006 includes $1.7 million of write-off of deferred financing cost.

In July 2006, we entered into the New Credit Facility, a $300.0 million senior secured credit facility, with a syndicate of financial institutions as lenders. The New Credit Facility replaced the Prior Credit Facility. The New Credit Facility provides for a $200.0 million term loan and a revolving credit facility of $100.0 million. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, and the revolver bears interest at LIBOR rate plus a margin of 1.25%. The Company is obligated to pay $0.5 million of the term loan every quarter from December 31, 2006 until June 30, 2013 and the remaining principal on July 21, 2013. In September 2006, the Company made a prepayment of the new term loan borrowings of $20.0 million resulting in $0.1 million additional interest expense from write-off of unamortized deferred financing costs.

In July 2006, we redeemed the outstanding $0.1 million principal balance of the 11 3/4% Notes due 2010.

The following summarizes our contractual obligations including interest at September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2011 &
	Total	2006	2007	2008	2009	2010	Thereafter
	(In millions)

Senior secured term loan	$262.3	$3.7	$14.5	$14.3	$14.2	$14.0	$201.6
Capital leases	6.4	1.4	3.1	1.2	0.7	—	—
Other debt	1.6	0.7	0.9	—	—	—	—
Operating leases	91.8	5.2	16.0	11.7	10.0	8.9	40.0

Total	$362.1	$11.0	$34.5	$27.2	$24.9	$22.9	$241.6

As of September 30, 2006, we had positive working capital of $44.4 million. Cash and cash equivalents were $123.3 million at September 30, 2006, compared to $88.2 million at December 31, 2005.

We expect that cash and funds provided from operations and available borrowings under our existing revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements. There can be no assurance, however, that our business will service our debt, or fund our other liquidity needs.

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

Subsequent Events

In November 2006, we announced a realignment of our employee base as part of our realignment for growth plan. Under this plan, we expect to incur employee related costs of approximately $8 to $10 million. Such costs are expected to be recognized within the next twelve months.

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). On April 21, 2006, the court granted plaintiff’s motion for class certification in West Virginia. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of these distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages and autodialers to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies, which require our distributors to comply with all applicable federal, state and local laws. We believe that we have meritorious defenses to the suit.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the consolidated financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

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

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country, which vary from zero to approximately 5.0% of retail sales, and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.2%, 1.0% and 1.0%, 1.0%, for the three and nine months ended September 30, 2005 and 2006, respectively. No material changes in estimates have been recognized for the nine months ended September 30, 2005 and 2006.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $8.0 million and $9.8 million as of December 31, 2005 and September 30, 2006, respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of September 30, 2006, we had goodwill of approximately $125.1 million, and marketing franchise of $310.0 million. Goodwill was reduced in the first three quarters of 2006 by approximately $4.7 million, $2.0 million and $2.4 million, respectively, due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period, the use of net operating losses and the reduction of certain pre-acquisition income tax reserves.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of Herbalife’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

New Accounting Pronouncements

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, which generally requires, among other things, that all employee share-based compensation be measured using a fair value method and that the resulting compensation cost be recognized in the financial statements. We selected the modified prospective method of adoption. Under this method, compensation expense that we recognized for the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation expense for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods were not restated. See Note 8 to the consolidated financial statements for more details on stock based compensation.

In June 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued in its final version. The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period FIN 48 is adopted. We are currently evaluating the impact of adopting FIN 48.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-3”). EITF 06-3 clarifies that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. We are currently evaluating the presentation basis to be utilized in accordance with EITF 06-3.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS No. 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years beginning after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings at the first fiscal year ending after November 15, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We are currently evaluating the impact, if any, of adopting SAB 108 on our consolidated financial statements.

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

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to inter-company transactions and translation of local currency revenue. Most of these foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event that the foreign currency weakens beyond the option strike rate.

The following table provides information about the details of our option contracts:

		Average	Fair	Maturity
Foreign Currency	Coverage	Strike Price	Value	Date
	(In millions)		(In millions)

Purchase Puts (Company may sell peso/buy USD)
Mexican peso	$18.5	10.69 — 10.94	$0.4	Oct-Dec 2006

	$18.5		$0.4

Purchase Puts (Company may sell real/buy USD)
Brazilian real	$5.0	2.28 — 2.37	$0.0	Oct-Dec 2006

	$5.0		$0.0

Purchase Puts (Company may sell won/buy USD)
Korean won	$3.8	980.75 — 992.25	$0.0	Oct-Dec 2006

	$3.8		$0.0

Purchase Puts (Company may sell pounds/buy USD)
British pound	$3.0	1.89 — 1.91	$0.1	Oct-Dec 2006

	$3.0		$0.1

Purchase Puts (Company may sell rand/buy USD)
South African rand	$0.3	6.10 — 6.10	$0.1	Oct-Dec 2006

	$0.3		$0.1

Purchase Puts (Company may sell Taiwan dollar/buy USD)
Taiwan Dollar	$3.0	30.98 — 31.25	$0.2	Oct-Dec 2006

	$3.0		$0.2

Purchase Puts (Company may sell Euro/buy USD)
Euro	$4.5	1.29 — 1.30	$0.1	Oct-Dec 2006

	$4.5		$0.1

Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At September 30, 2006
Buy SEK sell USD	09/29/06	$2.5	10/31/06	7.28	$2.5
Buy EUR sell USD	09/29/06	$1.0	10/31/06	1.27	$1.0
Buy GBP sell USD	09/29/06	$3.4	10/31/06	1.88	$3.4
Buy USD sell TRY	09/29/06	$2.3	10/31/06	1.53	$2.3
Buy USD sell KRW	09/27/06	$7.4	10/31/06	943.40	$7.4
Buy YEN sell USD	09/28/06	$5.0	10/31/06	117.33	$5.0
Buy KRW sell USD	09/27/06	$3.0	10/31/06	943.40	$3.0
Buy INR sell USD	09/27/06	$5.3	10/31/06	45.96	$5.3
Buy EUR sell USD	09/29/06	$20.5	10/31/06	1.27	$20.5
Buy USD sell EUR	09/28/06	$34.1	10/31/06	1.27	$34.0
Buy USD sell EUR	09/29/06	$33.3	10/31/06	1.27	$33.3
Buy EUR sell USD	09/28/06	$18.2	10/31/06	1.27	$18.1
Buy NZD sell EUR	09/29/06	$0.7	10/31/06	1.94	$0.7
Buy TWD sell EUR	09/27/06	$4.9	10/31/06	41.78	$4.9
Buy NOK sell EUR	09/29/06	$1.7	10/31/06	8.20	$1.7
Buy DKK sell EUR	09/29/06	$1.4	10/31/06	7.46	$1.4
Buy PLN sell EUR	09/29/06	$0.8	10/31/06	3.99	$0.8
Buy USD sell EUR	09/29/06	$0.8	10/31/06	1.27	$0.8
Buy EUR sell HUF	09/29/06	$0.1	10/31/06	274.18	$0.1
Buy EUR sell SEK	09/29/06	$0.6	10/31/06	9.25	$0.6
Buy YEN sell CHF	09/29/06	$17.6	10/31/06	94.40	$17.6
Buy EUR sell GBP	09/29/06	$0.9	10/31/06	0.68	$0.9

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At September 30, 2006, the total amount of our foreign subsidiary cash was $105.1 million, of which $8.7 million was invested in U.S. dollars.

Interest Rate Risk

On July 21, 2006, the interest rate swap associated with the Prior Credit Facility, originally entered into on February 21, 2005, was terminated due to the debt refinancing and income of $0.8 million was recorded in interest income in our consolidated statements of income for the quarter ended September 30, 2006. On August 23, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. Subsequently, the notional amount will be reduced by $20 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been entered into as a cash flow hedge against LIBOR interest rate movements on new term loan totaling $200.0 million at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amount at 6.76%. At September 30, 2006, the Company recorded the interest rate swap as a liability at fair value of $0.6 million with the offsetting amount recorded in other comprehensive income (“OCI”).

As of September 30, 2006, the aggregate annual maturities of the term loan obtained in July 2006 are: 2006-$0.5 million; 2007-$2.0 million; 2008-$2.0 million; 2009-$2.0 million; 2010-$2.0 million; and $171.5 million thereafter. The fair value of this loan approximates its carrying value of $180.0 million as of September 30, 2006. The term loan bears a variable interest rate, and on September 30, 2006 the average interest rate was 6.86%.

Under the Company’s new term loan in effect as of September 30, 2006, we are obligated to enter into (for a minimum of three years) an interest rate hedge for up to 25% of the aggregate principal amount of the new term loan. On August 23, 2006, we entered into an interest rate swap, as discussed above, to fulfill this obligation.

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

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationships with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	risk of improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and our network marketing program, including the direct selling market within which we operate;

•	risks associated with operating internationally, including foreign exchange risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties and similar tax regulations;

•	taxation relating to our distributors; and

•	product liability claims.

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

We estimate that, of our over one million independent distributors, we had approximately 244,000 supervisors after re-qualifications for the twelve months period ended January 2006. These supervisors, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our supervisors, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading supervisors, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our independent distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired. For example, in Mey v. Herbalife International, et al, the plaintiff seeks to hold the Company vicariously liable for actions of certain of its distributors, each of whom is an independent contractor. While the Company vigorously denies such distributors were acting as agents of the Company, and although the court specifically did not rule on the question of vicarious liability, on April 21, 2006 it did grant the plaintiff’s motion to certify the case as a class action. We believe that we have meritorious defenses and will continue to vigorously defend this lawsuit.

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

Adverse publicity concerning any actual or purported failure of our Company or our independent distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

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

Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided thereby, has had, and could again have, a negative effect on our ability to attract, motivate and retain distributors. In the mid-1980’s, our products and marketing program became the subject of regulatory scrutiny in the United States, resulting in large part from claims and representations made about our products by our independent distributors, including impermissible therapeutic claims. The resulting adverse publicity caused a rapid, substantial loss of distributors in the United States and a corresponding reduction in sales beginning in 1985. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets.

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

On April 12, 2006 the Federal Trade Commission issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include the Company, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. The Company, other direct selling companies, the Direct Selling Association, and other interested parties have filed over 17,000 comments with the FTC that are publicly available regarding the proposed rule through the FTC’s website at http://www.ftc.gov/os/comments/businessopprule/index.htm. The Company, the DSA, other direct selling companies, and other interested parties also filed “rebuttal” comments with the FTC in September, 2006. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our U.S. business.

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

On March 7, 2003, the FDA proposed a new regulation to require current Good Manufacturing Practices (cGMPs) affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of whom might not meet the new standards. It is important to note that the proposed regulation, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final regulation that is issued. At such time as the FDA issues the final cGMP regulation we expect that some of our smaller contract manufacturers will not be fully impacted by the proposed regulation for up to three years. However, the proposed regulation can be expected to result in additional costs and possibly the need to seek alternate suppliers.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $32,000 as of September 30, 2006) per purported violation as well as costs of the trial. For the year ended December 31, 2005, our net sales in Belgium were approximately $15.9 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 82% of our net sales for the three and nine months ended September 30, 2006, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005) and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations will require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. These features are not common to the business model we employ elsewhere in the world. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in

China. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but by the applicable laws of the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. As such, there can be no assurance that we will be able to obtain direct-selling licenses, or obtain related approvals from any or all of the localities or provinces in China that are important to our business. Our inability to obtain or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

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

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. While we have recently experienced significant growth in certain of our international markets, such as Mexico, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and distributor retention in existing markets will be successful. Thus, if we are unable to continue to expand into new markets or further penetrate existing markets, our operating results would suffer and the market value of our common shares could decline.

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

All of our products are manufactured by outside companies, except for a small amount of products manufactured in our own manufacturing facility in China. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially after the FDA imposes cGMP regulations.

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

Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train and attempt to monitor our distributors’ marketing materials, we cannot ensure that all such materials comply with bans on therapeutic claims. If our distributors fail to comply with these restrictions, then we and our distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent distributors in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously responsible for the actions of our independent distributors.

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

We depend on the continued services of our Chief Executive Officer, Michael O. Johnson, and our current senior management team and the relationships that they have developed with our senior distributor leadership, especially in light of the high level of turnover in our former senior management team, and the resulting need to reestablish good working relationships with our senior distributor leadership, after the death of our founder in May of 2000. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could negatively impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. The loss of key personnel, including our regional managers in Mexico and Central America, Greater China, Brazil, North America, South America and Southeast Asia, EMEA, and North Asia, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

The covenants in our existing indebtedness limit our discretion with respect to certain business matters, which could limit our ability to pursue certain strategic objectives and in turn harm our financial condition and operating results.

Our credit facility contains numerous financial and operating covenants that restrict our and our subsidiaries’ ability to, among other things:

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

In addition, our credit facility requires us to meet certain financial ratios and financial conditions. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in a default causing all amounts to become due and payable under our credit facility, which is secured by substantially all of our assets, which the lenders thereunder could proceed to foreclose against.

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

We are subject to, among other things, requirements regarding the effectiveness of internal control over financial reporting. In connection with these requirements, we conduct regular audits of our business and operations. Our failure to identify or correct deficiencies and areas of weakness in the course of these audits could adversely affect our financial condition and results of operations.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the New York Stock Exchange. In particular, we are required to include management and auditor reports on the effectiveness of internal controls over financial reporting as part of our annual report on Form 10-K for the year ended December 31, 2006, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock.

On a regular and on-going basis, we conduct audits through our internal audit department of various aspects of our business and operations. These internal audits are conducted to insure compliance with our policies and to strengthen our operations and related internal controls. The Audit Committee of our Board of Directors regularly reviews the results of these internal audits and, when appropriate, suggests remedial measures and actions to correct noted deficiencies or strengthen areas of weakness. There can be no assurance that these internal audits will uncover all material deficiencies or areas of weakness in our operations or internal controls. If left undetected and uncorrected, such deficiencies and weaknesses could have a material adverse effect on our financial condition and results of operations.

From time to time, the results of these internal audits may necessitate that we conduct further investigations into aspects of our business or operations. At the time of the filing of this Quarterly Report on Form 10-Q, one such investigation was pending. This investigation concerns certain activities related to one of our foreign subsidiaries and related matters, and may involve violations of applicable law. The then pending review of this investigation necessitated our filing of a request for extension on Form 12b-25 with the Securities and Exchange Commission. While we currently believe the likelihood is remote that the results of this investigation will have a material adverse effect on our financial condition or results of operations, no such assurances can be given at this time. In addition, our business practices and operations may periodically be investigated by one or more of the many governmental authorities with jurisdiction over our worldwide operations. In the event that these investigations produce unfavorable results, we may be subjected to fines, penalties or loss of licenses or permits needed to operate in certain jurisdictions, any one of which could have a material adverse effect on our financial condition or results of operations.

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

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Indenture, dated as of June 27, 2002 between WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and The Bank of New York as Trustee governing 11 3/4% Senior Subordinated Notes due 2010	(a)
4.2		Indenture, dated as of March 8, 2004 between WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and The Bank of New York as trustee governing 9 1/2% Notes due 2011	(a)
4.3		Form of Share Certificate	(d)
9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effectivex January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.9#	Separation Agreement and General Release, dated as of May 17, 2002, between Robert Sandler and Herbalife International, Inc. and Herbalife International of America, Inc. and Clarification	(a)
10.10		Agreement for Retention of Legal Services, dated as of May 20, 2002, by and among Herbalife International, Inc., Herbalife International of America, Inc. and Robert A. Sandler	(a)
10.11		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.12		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.13		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.14		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

Exhibit
Number		Description	Reference

10	.15#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.16#	Employment Agreement, dated as of March 10, 2003 between Brian Kane and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.17#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.18#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10	.19#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10	.20#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.21#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)
10	.22#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.23#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.24#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.25#	Employment Agreement dated as of July 14, 2003 between Matt Wisk and Herbalife International of America, Inc.	(a)
10	.26#	Employment Agreement dated as of July 31, 2003 between Gregory L. Probert and Herbalife International of America, Inc.	(a)
10	.27#	Employment Agreement dated October 6, 2003 between Brett R. Chapman and Herbalife International of America, Inc.	(a)
10	.28#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.29#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.30		Registration Rights Agreement, dated as of March 8, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities, LLC	(a)
10.31		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.32		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.33		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.34		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10	.35#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10	.36#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10	.37#	Employment Agreement dated June 1, 2004 among Herbalife International of America, Inc. and Richard Goudis	(a)
10.38		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.39		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

Exhibit
Number		Description	Reference

10.40		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.41		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.42#	Herbalife Ltd. 2004 Stock Incentive Plan	(c)
10.43		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.44		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.45		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.46		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.47#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.48#	Form of Stock Bonus Award Agreement	(e)
10	.49#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.50#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10.51		Credit Agreement, dated as of December 21, 2004, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party hereto, and certain lenders and agents named therein.	(g)
10.52		Security Agreement, dated as of December 21, 2004, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent.	(g)
10.53		First Amendment to Credit Agreement, dated as of April 12, 2005, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(g)
10	.54#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(h)
10	.55#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i)
10	.56#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i)
10.57		Second Amendment to Credit Agreement, dated as of August 19, 2005, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(i)

Exhibit
Number		Description	Reference

10.58		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(k)
10	.59#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(l)
10	.60#	Herbalife Ltd. 2005 Stock Incentive Plan	(m)
10	.61#	Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(n)
10	.62#	Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan Independent Directors Stock Unit Award Agreement	(n)
10	.63#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(o)
10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(o)
10	.65#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(p)
10	.66#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(p)
10	.67#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(q)
10	.68#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)
10	.69#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)
10	.70#	Amended and restated employment agreement effective April 17, 2006 between Herbalife International of America, Inc. and Paul Noack	(s)
10.71		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	*
10.72		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L. HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	*
10	.73#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 9, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on August 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on August 3, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(m)	Previously filed on November 22, 2005 as an Exhibit to the Company’s Registration Statement on Form S-8 and is incorporated herein by reference.

(n)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(o)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 3, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
(Registrant)

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Date: November 13, 2006