Form 10-K
period 2006-12-31
HERBALIFE LTD.
filed 2007-02-27
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32381

HERBALIFE LTD.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0377871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT Ugland House, South Church Street Grand Cayman, Cayman Islands (Address of Principal Executive Offices)	90067 (Zip Code)

(310) 410-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares, par value $0.002 per share	New York Stock Exchange

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 71,714,164 common shares outstanding as of February 22, 2007. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $1,684 million as of June 30, 2006, based upon the last reported sales price on the New York Stock Exchange on that date of $39.90.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III of this Form.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this document. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	risk of our inability to obtain the necessary licenses to conduct a direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	risk of improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program, including the direct selling market in which we operate;

•	risks associated with operating internationally, including foreign exchange risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing and similar tax regulations;

•	taxation relating to our distributors; and

•	product liability claims.

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

The Company

Unless otherwise noted, the terms “we,” “our,” “us,” “Company,” “Herbalife” and “Successor” refer to Herbalife Ltd. and its subsidiaries, including WH Capital Corporation, or WH Capital Corp., and Herbalife International, Inc., or Herbalife International, and its subsidiaries for periods subsequent to Herbalife International’s acquisition on July 31, 2002 by an investment group led by Whitney & Co., LLC and Golden Gate Private Equity, Inc., or the Acquisition, and the terms “we,” “our,” “us,” “Company” and “Predecessor’’ refer to Herbalife International before the Acquisition for periods through July 31, 2002. Herbalife is a holding company, with substantially all of its assets consisting of the capital stock of its indirect, wholly-owned subsidiary, Herbalife International.

PART I

Item 1.	BUSINESS

GENERAL

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.9 billion for the fiscal year ended December 31, 2006. We sell our products in 63 countries through a network of over 1.5 million independent distributors. In China, in order to comply with local legislation, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 27-year company history.

We offer science based products in three primary categories: weight management, targeted nutrition and Outer Nutrition®. The weight management product portfolio includes meal replacements, weight-loss accelerators, appetite suppressors and a variety of healthy snacks which are sold primarily under the Shapeworks brand. Our collection of targeted nutrition products, including Liftofftm, an innovative effervescent energy product, consists of dietary and nutritional supplements, each containing quality herbs, vitamins, minerals and natural ingredients that supports total well-being and long-term good health which are all sold primarily under the Herbalife brand. Our Outer Nutrition® products include skin cleansers, moisturizers, lotions, shampoos and conditioners, each based on botanical formulas to revitalize, soothe and smooth body, skin and hair and are sold primarily under the Herbalife and NouriFusion brand names. Weight management, targeted nutrition and outer nutrition accounted for 42.5%, 44.1% and 8.0% of our net sales in fiscal year 2006, respectively.

We believe that the direct-selling channel is ideally suited to marketing our products, because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact may enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, by using our products themselves, distributors can provide first-hand testimonials of product effectiveness, which often serve as a powerful sales tool.

We are focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative products to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue entrepreneurial, full and part-time, employment opportunities. Our distributors, who are independent contractors, can profit from selling our products and can also earn royalties and bonuses on sales made by the other distributors whom they recruit to join their sales organizations.

We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local, national and international Company-sponsored sales events and Extravaganzas. We are committed to providing professionally designed educational training materials that our distributors can use to enhance recruitment and maximize their sales. We and our distributor leadership conduct thousands of training sessions each year throughout the world to educate and motivate our distributors. These training events teach our distributors not only how to develop invaluable business-building and leadership skills, but also how to differentiate our products with their consumers. Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. In addition, our internet-based Herbalife Broadcasting Network delivers worldwide, educational, motivational and inspirational content, including addresses from our CEO. Our efficient and effective distribution, logistics and customer care support system assists our distributors by providing same day, or next-day sales capabilities and support services. We further aid our distributors by generating additional demand for our products through traditional marketing and public relations methods, such as television ads, sporting event sponsorships and endorsements.

Our Competitive Strengths

We believe that our success stems from our ability to motivate our distributor network with a range of quality, innovative and efficacious products that appeal to consumer preferences for healthy living. We have been able to achieve sustained and profitable growth by capitalizing on the following competitive strengths:

Distributor Base.  As of December 2006, we had over 1.5 million distributors, including over 408,000 supervisors. Our compensation system encourages distributors to remain active in the business and to build down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Supervisors contribute significantly to our sales. Some key supervisors who have attained the highest levels within our distributor network, specifically our President’s Team and Chairman’s Club, are responsible for their organization’s generation of a substantial portion of our sales and for recruiting a substantial number of our distributors.

Product Portfolio.  We are committed to building distributor, customer and brand loyalty by providing a diverse portfolio of health-oriented and wellness products. The breadth of our product offerings enables our distributors to sell a comprehensive package of products designed to simplify weight management and nutrition. Many of our product formulations have been in existence for years; however we continually review and if necessary improve upon our product formulations, based upon developments in nutrition science. We believe that the longevity and variety in our product portfolio significantly enhance our distributors’ abilities to build their businesses.

Nutrition Science-Based Product Development.  We continue to emphasize and make investments in science-based product development in the fields of weight management, nutrition and personal care. We have a growing internal team of scientists dedicated to continually evaluating opportunities to enhance our existing products and to develop new science-based products. These product development efforts are reviewed by prominent doctors and world-renowned scientists who constitute our Scientific Advisory Board and Nutrition Advisory Board. In addition, we have provided donations to assist in the establishment of the Mark Hughes Cellular and Molecular Lab at UCLA, or the UCLA Lab, and we continue to rely on their expertise. We believe that the UCLA Lab provides opportunities for Herbalife to access cutting-edge science in herbal research and nutrition.

Scalable Business Model.  Our business model enables us to grow our business with only moderate investment in our infrastructure and other fixed costs. With the exception of our China business, we require no company-employed sales force to market and sell our products. We incur no direct incremental cost to add a new distributor in our existing markets, and our distributor compensation varies directly with sales. In addition, our distributors bear the majority of our consumer marketing expenses, and supervisors sponsor and coordinate a large share of distributor recruiting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of our numerous third party manufacturing relationships as well as our global footprint of in-house distribution centers.

Geographic Diversification.  We have a proven our ability to establish our network marketing organization in new markets. Since our founding 27 years ago, we have expanded our presence into 63 countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political or social instability or for company specific reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market.

Experienced Management Team.  The management team is led by Michael O. Johnson who became our Chief Executive Officer after spending 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International. Since joining our Company, Mr. Johnson has assembled a team of experienced executives, including Gregory Probert, President and Chief Operating Officer and formerly Chief Executive Officer of DMX Music and Chief Operating Officer of The Walt Disney Company’s Buena Vista Home Entertainment division; Richard Goudis, Chief Financial Officer and formerly Chief Operating Officer of Rexall Sundown; Brett R. Chapman, General Counsel and formerly Senior Vice President and Deputy General

Counsel of The Walt Disney Company; and Paul Noack, Chief Strategic Officer and formerly Chief Strategic Officer of DMX Music. In addition, Steve Henig, Ph.D., formerly Senior Vice President of Ocean Spray Cranberries, Inc., joined the Company in 2005 as Chief Scientific Officer with responsibility for our product research and development.

Our Business Strategy

We believe that our network marketing model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our distributor base by pursuing the following strategic initiatives:

Distributor Strategy.  We continue to increase our investment in events and promotions as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We will attempt to globalize best-practice business methods, such as Nutrition Clubs and the Total Plan, to enable our distributors to improve their penetration in existing markets. We have also created marketing programs, such as Generation H for our under 30 year old distributors, to help us better target important subsegments of the distributor and consumer population. Additionally, we introduced BizWorks, a business system which assists our distributors in building their businesses more efficiently while better servicing their existing customers. And finally, to increase brand awareness among potential customers and distributors, we have entered into marketing alliances, created “Team Herbalife” and began allowing our distributors to utilize the Herbalife brand logo in their marketing efforts.

Direct-to-Consumer Strategy.  We believe this strategy complements our distributors’ existing business opportunities and it should build a longer-term, more sustainable customer base. We believe that providing direct sales of our science-based products to end customers via the Internet, while maintaining the financial and business relationship between the customer and distributor, should allow distributors to increase retailing, improve recruiting and retain customers while leveraging our order taking, distribution, shipping, and collections resources. In consultation with distributor leadership, we introduced Liftoff.com in December 2005, to allow for a direct sale to end consumers via the internet of Liftofftm, our effervescent energy product. We plan to further expand the e-commerce direct-to-consumer platform in the near future.

Product Strategy.  We are committed to providing our distributors with unique, innovative products to help them increase sales and recruit new distributors. On an ongoing basis we will augment our product portfolio with additional science-based products and, as appropriate, will bundle products addressing similar health concerns into packages and programs. We are establishing a core set of products that will be available in all markets around the world. We are also empowering regional and country managers to develop unique products that are specific to their markets to ensure that local consumer needs can be met. Additionally, each year we plan to have “mega launches” of products and/or programs to generate continual excitement among our distributors, and to add to our core set of products. These “mega launches” will generally target specific market segments deemed strategic to us, such as a children’s line to target stay-at-home moms and a sports and fitness line to target consumers with active lifestyles.

China Strategy.  While we plan to expand into new markets each year, expanding in China represents a significant growth opportunity for us. We believe that China could become one of the largest direct-selling markets in the world over the next several years. To address this opportunity, we have assembled a management team with direct selling experience, secured a headquarters location in Shanghai, expanded our manufacturing capacity in our Suzhou China factory, and we are in the process of opening retail locations and registering additional products. Through 2006, we have opened 42 retail stores in 21 key provinces.

Infrastructure Strategy.  In 2003, we embarked upon a strategic initiative to significantly upgrade our technology infrastructure throughout the world. We are implementing an Oracle enterprise-wide technology solution, with a scalable and stable open architecture platform, to enhance our efficiency and productivity as well as that of our distributors. In addition, we are upgrading our internet-based marketing and distributor services platform with tools such as BizWorks and MyHerbalife.com and we have invested in business intelligence tools to enable better analysis of our business. We expect these initiatives to be substantially complete by 2008. Additionally, we continue to invest in our employees through a comprehensive and global organizational development program which was initiated in 2005.

Product Overview

For 27 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health and experience life-changing results. We have built our heritage on developing formulas that blend the best of nature with innovative techniques from nutrition science, appealing to the growing base of consumers seeking differentiated products and desiring a healthier lifestyle.

As of December 31, 2006, we marketed and sold 121 products encompassing over 3,000 SKUs through our distributors and had approximately 1800 trademarks worldwide. We group our products into three categories: weight management, targeted nutrition, and Outer Nutrition®. Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men, mature adults, sports enthusiasts, as well as weight-loss and weight-management customers and individuals looking to enhance their overall well-being.

The following table summarizes our products by product category.

Product Category	Description	Representative Products

Weight Management (42.5% of 2006 net sales)	Meal replacements, weight-loss accelerators and a variety of healthy snacks	Formula 1 Personalized Protein Powder Total Control® High Protein Bars and Snacks
Targeted Nutrition (44.1% of 2006 net sales)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Niteworkstm Garden 7tm Aloe Concentrate Liftof tm
Outer Nutrition® (8.0% of 2006 net sales)	Skin cleansers, moisturizers, lotions, shampoos and conditioners	Skin Activator® Cream Radiant Ctm Body Lotion Herbal Aloe Everyday Shampoo NouriFusiontm
Literature, Promotional and Other Products (5.4% of 2006 net sales)	Sales aids, informational audiotapes, CDs and DVDs and start-up kits	—

Weight management

In 2004, we introduced ShapeWorkstm, a personalized protein-based meal replacement program based on the clinical experience and 15 years of meal replacement research of Dr. David Heber, Director of the UCLA Center for Human Nutrition. The ShapeWorkstm program incorporates several of our leading weight management products such as our best-selling Formula 1 meal replacement product, which has been part of our basic weight management program for 27 years and generated approximately 28.4% of our retail sales in 2006. Personalized Protein Powder is a soy and whey protein source developed to be added to our meal replacements to boost protein intake and decrease hunger. Weight-loss accelerators, including Total Control®, address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss. Healthy snacks are formulated to provide between-meal nutrition and satisfaction.

Targeted nutrition

We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. Each of these supplements contains quality herbs, vitamins, minerals and other natural ingredients and focuses on specific lifestages and lifestyles of our customers, including women, men, children, mature adults and athletes. For example we introduced Niteworkstm, a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro. Niteworkstm supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Another product, Garden 7tm, is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables, has anti-oxidant and health-boosting properties, and comes in convenient daily packs which can make nutrition simple. We have also entered into the high growth energy drink category with the introduction of Liftofftm — an innovative, effervescent energy product.

Outer Nutrition®

Our Outer Nutrition® products complement our weight-management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women under the brand names Radiant Ctm and Skin Activator®, among others. For example, our Radiant Ctm Daily Skin Booster is designed to harness the antioxidant power of vitamin C in a light gel-cream to help seal in moisture and minimize the appearance of fine lines and wrinkles. In addition, we offer Skin Activator®, an advanced cream based on glucosamine, almond oil, green tea and sugar that is also designed to reduce the appearance of fine lines and wrinkles, help skin regain a smoother, firmer appearance, and protect from dryness. NouriFusiontm is a personal care product line that utilizes vitamin A, C and E to provide benefits to the skin.

Literature, promotional and other products

We also sell literature and promotional materials, including sales aids, informational audiotapes, videotapes, CDs and DVDs designed to support our distributors’ marketing efforts, as well as start-up kits called “International Business Packs” for new distributors. For the year ended December 31, 2006, $101.6 million or 5.4% of our net sales were derived from literature and promotional materials. In 2006 we introduced BizWorks, a customizable retail website for our distributors to enhance the on-line experience and improve their productivity.

Product Development

We are committed to providing our distributors with unique, innovative science-based products to help them increase recruitment, retention and retailing. We believe this can be best accomplished by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with the Company’s Scientific Advisory Board and Nutrition Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to effect a successful development and launch of the product.

Our product development efforts are focused on four key categories: weight management; targeted nutrition; energy and fitness; and outer nutrition.

In 2006 a new product development process was implemented globally to accelerate the introduction of new products and to perfect the launch of products. Cross-functional teams from Product Marketing, Product Development, Sciences, Licensing, Manufacturing and Finance were formed and assigned to major product initiatives.

The product development process is a stage-gate process based on “best in class” practices in our industry. The process consists of five stages: identification, feasibility assessment, development, launch and learn. The project teams obtain approvals from a corporate steering team comprised of key executives in the Company. The process defines each department’s roles and responsibilities and sets clear deliverables for each stage. It creates a succinct process from the beginning of the development cycle to the end.

New product ideas are generated and screened down to high potential new product ideas that fill our business needs and conform to the Company’s overall strategy. We test the most promising ideas with distributors and customers using a variety of qualitative and quantitative tools. This testing is followed by a feasibility assessment including product and package prototypes, product positioning and messaging, process design, analysis of manufacturing issues and providing preliminary financials. The next stage is the development phase in which we finalize the formula, process, manufacturing strategy, product positioning, pricing, labeling and other related matters, etc. The final stage is the launch phase in which we prepare promotional and sales materials, complete the supply chain plan, create product and financial forecasts, and complete other final preparations for launch. After the product is launched, we closely track sales performance and lessons learned so we can update and improve the product development process. In addition, during the past three years, we have significantly increased our investment in clinical studies and in our science program to substantiate claims and efficacy of our products.

During 2006, we reorganized our technical team for greater efficiency and to carry out product development strategies both globally and regionally. We added new talents to our technical and scientific teams and additional resources to the Company’s Nutrition and Scientific Advisory Boards.

The Nutrition Advisory Board is headed by David Heber, M.D., Ph.D., Professor of Medicine and Public Health at the UCLA School of Medicine, Director of the UCLA Center for Human Nutrition and Director of the UCLA Center for Dietary Supplement Research in Botanicals. The Nutrition Advisory Board has 16 members from 14 countries. It is comprised of leading scientists and medical doctors who provide training on product usage and give health-news updates through Herbalife literature, the Internet and training events around the world. Our Scientific Advisory Board is chaired by Dr. Heber and has 12 members from seven countries. Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology at the UCLA School of Medicine and Nobel Laureate in Medicine is also a member of the Scientific Advisory Board.

We believe that it is important to maintain our relationships with members of our Scientific Advisory Board and Nutrition Advisory Boards and to recognize the time and effort that they expend on our behalf. Members of our Scientific Advisory Board are compensated for their time and efforts in the following manner: (a) ten members are paid an annual retainer of $5,000 plus travel expenses, (b) Dr. Ignarro receives no direct compensation from us although we do pay a consulting firm, with which Dr. Ignarro is affiliated a royalty on sales of Niteworkstm, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s consulting, promotional or endorsement services such amounts totaling $0.9 million, $1.4 million and $1.0 million in 2004, 2005 and 2006, respectively and (c) Dr. Heber receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a consulting firm, with which Dr. Heber is affiliated, a quarterly consulting fee of $75,000. In addition, each member of our Nutrition Advisory Board other than Dr. Heber receives a monthly retainer of up to $5,000, plus up to $3,000 for every day that they appear at a non-southern California distributor event and up to $2,000 for every day that they need to travel to such events.

In 2006, we completed construction and moved into modern, state-of-the-art product development laboratories in Torrance, California as well as quality control laboratories in Carson, California. This investment will enable our developers, scientists and quality control staff to accelerate product development, launch products faster and provide a more robust quality control program.

Herbalife also made further contributions to the UCLA Lab. We have continually invested in this lab since 2002 with total donations of approximately $500,000, which includes donations of lab equipment and software. UCLA agreed that the donations would be used for further research and education in the fields of weight management and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA is currently limited to conducting two ongoing clinical studies, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals.

In 2005, we appointed Steve Henig, Ph.D. to the newly created post of Chief Scientific Officer, with responsibility for our product research and development function. Dr. Henig’s specific responsibilities include setting Herbalife’s R&D direction; product innovation and development; scientific and medical affairs; product safety and efficacy; and leadership of Herbalife’s Scientific Advisory Board.

We believe our focus on nutrition and botanical science and our efforts at combining our internal research and development efforts with the scientific expertise of our Scientific Advisory Board, the educational skills of the Nutrition Advisory Board and the resources of the UCLA Lab should result in meaningful product introductions and give our distributors and consumers increased confidence in our products.

Network Marketing Program

General

Our products are distributed through a global network marketing organization comprised of over 1.5 million independent distributors in 63 countries, except in China where, due to regulations, our sales are conducted through company operated retail stores, sales representatives and employed sales management personnel. In addition to helping them achieve physical health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact between retail consumers and distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage in developing and growing their business.

On July 18, 2002, we entered into an agreement with our distributors that no material changes adverse to the distributors will be made to the existing marketing plan and that we will continue to distribute Herbalife products exclusively through our independent distributors. We believe that this agreement has strengthened our relationship with our existing distributors, improved our ability to recruit new distributors and generally increased the long-term stability of our business.

Structure of the network marketing program

To become a distributor, a person must be sponsored by an existing distributor, except in China where no sponsorship is allowed, and must purchase an International Business Pack from us, except in South Korea, where there is no charge for a distributor kit. The International Business Pack is a distributor kit available in local languages. The kit comes in two sizes. The larger kit costs the local currency equivalent of about $75 and includes a can of ShapeWorkstm/Formula 1, several bottles of different nutritional supplements, booklets describing us, our compensation plan and rules of conduct, various training and promotional materials, distributor applications and a product catalog. The smaller version costs the local currency equivalent of about $50 and includes sample products and essentially the same print and promotional materials as included in the larger kit version. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product purchases or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must purchase products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. China has its own unique qualifying program. Volume points are point values assigned to each of our products that are equal in all countries and are based on the suggested retail price of U.S. products (one volume point equates to one U.S. dollar). Supervisors may then attain higher levels, (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle) and earn increasing amounts of royalty overrides based on purchases by distributors within their organizations and, for members of our Global Expansion Team and above, earn production bonuses on sales in their downline sales organizations. Supervisors contribute significantly to our sales and some key supervisors who have attained the highest level within our distributor network are responsible for their organization’s generation of a substantial portion of our sales and for recruiting a substantial number of our distributors.

The following table sets forth the number of our supervisors and retention rates as of requalification period:

	Number of Supervisors			Supervisors Retention Rate
	2004	2005	2006	2004	2005	2006

North America	42,703	41,262	45,778	37.5%	38.6%	41.2%
Mexico & Central America	13,399	19,045	38,344	46.8%	50.6%	57.4%
Brazil	14,645	21,605	27,318	30.3%	31.2%	29.0%
South America and Southeast Asia	17,720	23,983	30,846	25.4%	32.0%	31.6%
EMEA	70,239	65,485	66,103	42.1%	44.0%	45.0%
Greater China	12,866	16,673	19,447	28.3%	36.8%	34.7%
North Asia	19,762	13,872	15,736	28.2%	36.5%	48.6%

Worldwide	191,334	201,925	243,572	35.6%	39.7%	41.5%

In February of each year, we delete from the rank of supervisor those supervisors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified. For the latest twelve month re-qualification period ending January 2007, approximately 42.5 percent of our supervisors re-qualified. Typically, distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year while supervisors who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. In order to increase retailing of our products, we have modified our requalification criteria to provide that any distributor that earns at least 4,000 volume points in any 12-month period can requalify as a supervisor and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings. For a supervisor to requalify and retain their distributor organization and associated earnings, they need to earn 4,000 volume points in one month or 2,500 volume points in two consecutive months.

Distributor earnings

Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices, depending on the distributors’ level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (a) royalty overrides, 15% of product retail sales in the aggregate, (b) production bonuses, 7% of product retail sales in the aggregate and (c) the Mark Hughes bonus, up to 1% of product retail sales in the aggregate. Royalty overrides together with the distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. Each distributor’s success is dependent on two primary factors: 1) the time, effort and commitment a distributor puts into his or her Herbalife business and 2) the product sales made by a distributor and his or her sales organization.

Under the regulations published by the Government of China, direct selling companies will be limited to the payment of gross compensation to direct sellers of 30% of the revenue they generate through their own sales of products to consumers. The Company will incur substantial ongoing additional costs relating to the inclusion in the China business model of company operated retail stores, employed sales management personnel and company provided training and certification procedures for sales personnel, features not common elsewhere in our business model.

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

Distributor motivation and training

We believe that motivation and training are key elements in distributor success and that we and our distributor supervisors have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Annually, in each major territory or region, there is a three-day World Team School that focuses on product and business development is typically attended by 2,000 to 10,000 distributors. Additionally, once a year in each region, we host an Extravaganza at which our distributors from the region can come to learn about new products, expand their skills and celebrate their success. In 2006 such events were held in Chile, Thailand, United States and Greece.

In addition to these training sessions, we have our own “Herbalife Broadcast Network” that we use to provide distributors continual training and the most current product and marketing information. The Herbalife Broadcast Network can be seen on the internet.

Distributor reward and recognition is a significant factor in motivating our distributors. In 2006, we invested over $60 million in regional and worldwide events and promotions to motivate our distributors to achieve and exceed both sales and recruiting goals. Examples of our worldwide promotions are the 2006 Vacations and the Active World Team Promotion. The 2006 vacations offer incentives for distributors to qualify to receive a regional vacation or the right to attend a worldwide event in Los Angeles combined with a vacation in the United States. The Active World Team Promotions provide cash and recognition incentives to distributors who may be newer to the business, but would like to build their foundation.

Geographic Presence

As of December 31, 2006, we conducted business in 63 countries throughout the world. The following chart sets forth the countries we have opened and currently operate in as of December 31, 2006 and the year in which we commenced operations.

Year
Country	Entered

North America
USA	1980
Canada	1982
Dominican Republic	1994
Jamaica	1999
Mexico and Central America
Mexico	1989
Panama	2000
Costa Rica	2006
Brazil	1995
South America and Southeast Asia
Australia	1983
New Zealand	1988
Venezuela	1994
Argentina	1994
Philippines	1994
Chile	1997
Thailand	1997
Indonesia	1998
India	1999
Colombia	2001
Singapore	2003
Bolivia	2004
Malaysia	2006
Peru	2006
Greater China
Hong Kong	1992
Taiwan	1995
China	2001
Macau	2002
North Asia
Japan	1989
South Korea	1996
EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005

In July 2006, we changed our geographic units from four to seven units as part of our on-going Realignment For Growth efforts. Historical information presented related to the geographic units has been reclassified to conform with current geographic presentation.

					Number of
				Percent of	Countries
	Year Ended December 31,			Total Net Sales	December 31,
Geographic Unit	2004	2005	2006	2006	2006

North America	$271.2	$303.7	$357.9	19.0%	4
Mexico & Central America	103.0	219.8	376.7	20.0%	3
Brazil	68.5	111.8	138.3	7.3%	1
South America & Southeast Asia	104.6	131.2	199.2	10.6%	14
EMEA	536.2	545.3	548.0	29.1%	35
Greater China	91.5	112.1	130.6	6.9%	4
North Asia	134.7	142.9	134.8	7.1%	2

Worldwide	$1,309.7	$1,566.8	$1,885.5	100.0%	63

Over the last three years, the top six countries of each year have gone from representing approximately 51.4% of net sales in 2004 to 58.2% of net sales in 2006 reflecting our broad geographical diversification.

After entering a new country, in many instances we experience an initial period of rapid growth in sales as new distributors are recruited, that is then followed by a decline in sales. We believe that a significant factor affecting these markets is the opening of other new markets within the same geographic region or with the same or similar language or cultural bases. Some distributors then tend to focus their attention on the business opportunities provided by these newer markets instead of developing their established sales organizations in existing markets. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. To the extent we decide to open new markets in the future, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Herbalife systems are in place to support growth.

Manufacturing and Distribution

All of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies, with the exception of products distributed in and sourced from China, where we have our own manufacturing facility. However, we own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 40% of our product purchases in 2006. In addition, each of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We also have our own quality control lab in which we routinely test products received from vendors. We have established excellent relationships with our manufacturers and have obtained improvements in supply services, product quality and product delivery. Historically, we have not been subject to material price increases by our suppliers, and we believe that in the event of price increases, we have the ability to respond to a portion of the price increases by raising the prices of our products.

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

Our global distribution system features centralized distribution and telephone ordering systems coupled with storefront distributor service centers. Our major distribution warehouses have automated “pick-to-light” systems which consistently deliver high order accuracy and inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day. We have central sales ordering facilities for answering and processing telephone orders. Operators at these centers are capable of conversing in multiple languages.

Our products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles or Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center, our Memphis distribution center or from our Dallas sales center. Products distributed globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After arrival of the products in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

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

Historically, product returns and buy-backs have not been significant and have been steadily declining. Product returns, refunds and buy-back expenses were approximately 1.1%, 1.0% and 1.0% of retail sales in 2004, 2005 and 2006, respectively.

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

Products.  In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Protection, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of conventional foods, dietary supplements, cosmetics and over-the-counter, or OTC, drugs such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP regulations for the preparation, packing and storage of foods and OTC drugs. On March 7, 2003, the FDA released for comment its proposed cGMP’s for dietary supplements. If the FDA issues the final cGMPs for dietary supplements in 2007, large companies such as Herbalife will have up to one year to ensure compliance. We expect to see an increase in certain manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

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

The U.S. 1994 Dietary Supplement Health and Education Act, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, is generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure or function claims, must have substantiation in their possession that the statements are truthful and not misleading. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods or food supplements.

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

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of regulatory action. A number of states restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids. As a result of these state regulations, we stopped sales of dietary supplements containing botanical sources of ephedrine alkaloids due to a shift in consumer preference for “ephedra free products” and a significant increase in products liability insurance premiums for products containing botanical sources of ephedrine group alkaloids. On December 31, 2002, we ceased sales of Thermojetics® original green herbal tablets containing ephedrine alkaloids derived from Chinese Ma huang, as well as Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets (the latter two containing the herb Sida cordifolia which is another botanical source of ephedrine alkaloids). On

February 6, 2004, the FDA published a rule finding that dietary supplements containing ephedrine alkaloids present an unreasonable risk of illness or injury under conditions of use recommended or suggested in the labeling of the product, or, if no conditions of use are suggested in the labeling, under ordinary conditions of use, and are therefore adulterated.

The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of our Thermojetics® original green tablet. These reports are among thousands of reports of adverse reactions to these products sold by other companies.

As a further outgrowth of the FDA ephedra safety review, the FDA, in January 2004, announced that it would undertake a review of the safety of the herb Citrus aurantium. We had previously used Citrus aurantium in the ShapeWorkstm total control and Thermojetics® green ephedra-free dietary supplements sold in the United States and in a number of international markets. Unconfirmed reports of serious adverse events, reportedly associated with Citrus aurantium, were disclosed by the FDA to the New York Times during April 2004. Under the Freedom of Information Act, we obtained a copy of those anecdotal serious adverse event reports. No Herbalife dietary supplement containing Citrus aurantium was cited by the FDA. Indeed, many cited products from other companies did not even contain Citrus aurantium. Nonetheless, we decided to reformulate our products and within the United States no longer market dietary supplements containing Citrus aurantium. Internationally, due to longer product registration lead times, we are in the process of reformulating our foreign products containing Citrus aurantium.

The FDA’s decision to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed “weaknesses” within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance existing or new legislation during the 110th Congress to amend or repeal DSHEA. We currently expect to see the following: (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants that are being used to replace ephedra; (3) reversal of the burden of proof standard which now rests on the FDA; and (4) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

On September 16, 2002, the FDA changed its policies for notifying companies of anecdotal adverse event reports that the agency receives for dietary supplements. Since then, to date we have received twelve anecdotal special nutritional adverse events reports from the FDA. These anecdotal special nutritional adverse event reports describe a variety of reported complaints. While anecdotal redacted adverse event report documents do not always indicate which product(s) the consumer reportedly ingested, several adverse event reports, suggest the consumer ingested varying, sometimes unspecified, Herbalife products, including two products no longer sold by Herbalife, Thermojetics Original Green and Thermojetics Gold dietary supplements. The incidents occurred within varying intervals of time following the reported use of Herbalife products. As a result of our receipt of adverse event reports we may from time to time elect or be required to remove a product from a market, either permanently or temporarily. We have refined our processes for gathering and reporting “serious” dietary supplement adverse event reports in those markets where such reporting is required. Currently, this process is managed by our Scientific Affairs department in collaboration with our Medical Affairs department and our Distributor Relations Call Centers.

On March 7, 2003, the FDA proposed a new regulation to require current good manufacturing practices affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We evaluated this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of which might not meet the new standards. It is important to note that the proposed final rule, in an effort to limit disruption, includes a three-year phase-in for small businesses of any final regulation that is issued. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2010. However, the proposed final rule can be expected to result in additional costs and possibly the need to seek alternate suppliers.

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the Nutrition, Labeling and Education Act, or NLEA, and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts, or GRAS, or be approved as food additives under FDA regulations.

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

In 2005, Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, was sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors have closely cooperated with the Ministry of Health to facilitate this review. This review is ongoing and there can be no assurances as to the outcome.

The FTC, which exercises jurisdiction over the advertising of all of our products, has in the past several years instituted enforcement actions against several dietary supplement companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. These enforcement actions have often resulted in consent decrees and monetary payments by the companies involved. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of expert endorsers and product clinical studies. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in its published advertising guidance.

In Europe, an EU Health Claim regulation was recently finalized. The final agreed regulation will have an adverse effect on existing product “wellness,” “well-being” and “good for you” claims presently made on existing product labeling, literature and advertising. We and our industry allies are vigorously working to address this pending debate in ongoing discussion with Parliamentarians and the European Commission.

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

We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain ingredients that have been genetically modified, or GM. In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GM ingredients has prompted proposed or actual governmental regulation. For example, the European Union has adopted a EC Regulation 1829/2003 affecting the labeling of products containing ingredients that have been genetically modified, and the documents manufacturers and marketers will need to possess to ensure “traceability” at all steps in the chain of production and distribution. This new regulation, which took effect in 2004, has been implemented by us and our contract manufacturers, resulting in modifications to our labeling, and in some instances, to some of our foods and food supplements sold in Europe. Differing GM regulations affecting us also have been adopted in Brazil, Japan, Korea, Taiwan and Thailand. We cannot anticipate the extent to which future regulations in our markets will restrict the use of GM ingredients in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, attempt to reformulate our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GM ingredients is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to be genetically modified and regulations in our markets significantly restricted the use of GM ingredients in our products, our business could be materially adversely affected.

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

We also are subject to the risk of private party challenges to the legality of our network marketing program. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc., or Omnitrition, was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing program satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife’s distributors are independent contractors and if any such distributors in fact violated the TCPA, they also violated Herbalife’s policies which require its distributors to comply with all applicable federal, state and local laws. The Company believes that we have meritorious defenses to the suit.

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

Compliance procedures.  As indicated above, Herbalife, our products and our network marketing program are subject, both directly and indirectly through distributors’ conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against distributors and to remedy any violations of Herbalife’s rules by distributors through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that distributors are prohibited from making therapeutic claims for our products.

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

Trademarks and Proprietary Formulas

We use the umbrella trademarks Herbalife and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Shapeworks, Nourifusion, and Liftofftm.  Our trademark registrations are issued through the United States Patent and Trademark Office and comparable agencies in the foreign countries. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. We also make efforts to protect some unique formulations under patent law. For example, we have sought through our employees who invented this product one or more patents in the United States and certain other markets to protect the formulation of the Liftofftm brand effervescent supplement product. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

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

We are subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, nutritional supplements and personal care products, as well as other types of products. Some of our competitors are substantially larger than we are, and have considerably greater financial resources than we have. Our ability to remain competitive depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan and other incentives. We believe that our production bonus program, international sponsorship program and other compensation and incentive programs provide our distributors with significant earning potential. However, we cannot be sure that our programs for recruitment and retention of distributors will be successful.

Executive Officers of the Registrant

The table sets forth certain information, as of December 31, 2006, regarding each person who serves as an executive officer of the Company.

			Officer
Name	Age	Position with the Company	Since

Michael O. Johnson	52	Chief Executive Officer, Director	2003
Gregory Probert	50	President, Chief Operating Officer	2003
Richard Goudis	45	Chief Financial Officer	2004
Brett R. Chapman	51	General Counsel	2003
Paul Noack	45	Chief Strategic Officer	2004
Steve Henig Ph.D.	64	Chief Scientific Officer	2005

Michael O. Johnson is Chief Executive Officer of the Company. Mr. Johnson joined the Company in April 2003 after 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, and also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon and The Movie Channel. Mr. Johnson is currently a director of Univision Communications, Inc., a television company serving Spanish-speaking Americans and serves on the board of Loyola High School of Los Angeles. Mr. Johnson received his Bachelor of Arts in Political Science from Western State College.

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

Richard Goudis joined the Company in June 2004, as Chief Financial Officer. From 1998 to 2001, Mr. Goudis was the Chief Operating Officer of Rexall Sundown, a Nasdaq 100 company that was sold to Royal Numico in 2000. After the sale to Royal Numico, Mr. Goudis had operations responsibility for all of Royal Numico’s U.S. investments, including General Nutrition Centers, or GNC, Unicity International and Rexall Sundown. From 2002 to May 2004, Mr. Goudis was a partner at Flamingo Capital Partners, a firm he founded with several retired executives from Rexall Sundown. Prior to working at Rexall Sundown, Mr. Goudis worked at Sunbeam Corporation and

Pratt & Whitney. Mr. Goudis graduated from the University of Massachusetts with a degree in Accounting and he received his MBA from Nova Southeastern University.

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

Paul Noack joined the Company in January 2004, as Senior Vice President, Corporate Planning and Strategy and was promoted to Chief Strategic Officer in 2006. Prior to joining the Company, Mr. Noack spent 3 years at DMX MUSIC as Senior Vice President and Chief Strategic Officer with responsibility for the company’s strategic alliances and international operations in Asia, Japan, Latin America and Canada. Prior to working at DMX MUSIC, Mr. Noack served as Senior Managing Director of Knightsbridge Holdings, a San Francisco based merchant banking company and spent 11 years at The Walt Disney Company. Mr. Noack holds a B.A. from St. Johns University.

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

Employees

As of December 31, 2006, we had 3,644 full-time employees. In China, as of December 31, 2006, we also had labor contracts with approximately 2,011 sales representatives. These numbers do not include our distributors, who are independent contractors rather than employees. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

Our internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholders who request it, with any such requests addressed to Investor Relations, 1800 Century Park East, Los Angeles, CA 90067. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee.

ITEM 1A.	RISK FACTORS

Investing in our common shares involves a high degree of risk. You should carefully consider the risk factors contained or incorporated by reference in this prospectus supplement in addition to the other information contained or incorporated by reference herein before deciding whether to invest in our common shares. If any of the risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common shares would likely decline and you might lose part or all of your investment in our common shares.

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through over 1.5 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management product, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our over 1.5 million independent distributors, we had approximately 408,000 supervisors as of December 31, 2006. These supervisors, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our supervisors, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading supervisors, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

Extensive federal, state and local laws regulate our business, our products and our network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our independent distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors. If any of these events occur, the value of an investment in our common shares could be impaired. For example, in Mey v. Herbalife International, et al., the plaintiff seeks to hold the Company vicariously liable for actions of certain of its distributors, each of whom is an independent contractor. While the Company vigorously denies such distributors were acting as agents of the Company, and although the court specifically did not rule on the question of vicarious liability, on April 21, 2006 it did grant the plaintiff’s motion to certify the case as a class action. We believe that we have meritorious defenses and will continue to vigorously defend this lawsuit.

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

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our distributor and customer relationships and product sales and harm our financial condition and operating results.

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

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad, and our failure or our distributors’ failure to comply with these restraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

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

On April 12, 2006 the Federal Trade Commission, or the FTC, issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include the Company, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, and (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. The Company, other direct selling companies, the Direct Selling Association, or the DSA, and other interested parties have filed over 17,000 comments with the FTC that are publicly available regarding the proposed rule through the FTC’s website at http://www.ftc.gov/os/comments/businessopprule/index.htm. The Company, the DSA, other direct selling companies, and other interested parties also filed “rebuttal” comments with the FTC in September, 2006. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our U.S. business.

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

On March 7, 2003, the U.S. Food and Drug Administration, or the FDA, proposed a new regulation to require current Good Manufacturing Practices, or cGMPs, affecting the manufacture, packing, and holding of dietary supplements. The proposed regulation would establish standards to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and dietary supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of whom might not meet the new standards.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $33,000 as of December 31, 2006) per purported violation as well as costs of the trial. For the year ended December 31, 2006, our net sales in Belgium were approximately $14.4 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2006. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 82% of our net sales for the year ended December 31, 2006, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Our expansion in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China and requires that we utilize a different business model from that we use elsewhere in the world.

Our expansion of operations into China is subject to risks and uncertainties related to general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling foreign exchange and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business in China and our prospects generally.

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations will require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. These features are not common to the business model we employ elsewhere in the world, and assuming that we are able to obtain the various approvals necessary to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain direct-selling licenses, or obtain related approvals from any or all of the localities or provinces in China that are important to our business. Our inability to obtain or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

Additionally, although certain regulations have been published with respect to obtaining such approvals, operating under such approvals and otherwise conducting business in China, others are pending, and there is uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. In the past, the Chinese government has rigorously monitored the direct selling market in China, and has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties.

Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. We cannot guarantee that any of our distributors living outside of China or any of our independent sales representatives or employed sales management personnel in China have not engaged or will not engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.

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

If we fail to further penetrate existing markets or successfully expand our business into new markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.

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

In connection with the going private transaction of our predecessor company, we entered into an agreement with our distributors that provided assurances that the change in ownership of our Company would not negatively affect certain aspects of their business. Through this agreement, we have committed to our distributors that we will not sell Herbalife products through any distribution channel other than our network of independent Herbalife distributors. Thus, we are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the internet, through wholesale sales, by establishing retail stores or through mail order systems. Since this is an ongoing or open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

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

Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. For example, in a recently settled lawsuit Unither Pharma, Inc. and others had alleged that sales by Herbalife International of (1) its Niteworkstm and Prelox Blue products and (2) its former products Woman’s Advantage with DHEA and Optimum Performance infringed on patents that are licensed to or owned by those parties. Although we do not believe that we are infringing on any third party intellectual property rights, there can be no assurance that one or more of our products will not be found to infringe upon other third party intellectual property rights in the future.

Since one of our products constitutes a significant portion of our retail sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 22.0%, 27.0% and 28.4% of retail sales for the fiscal years ended December 31, 2004, 2005 and 2006, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results would be harmed.

We depend on the continued services of our Chief Executive Officer, Michael O. Johnson, and our current senior management team and the relationships that they have developed with our senior distributor leadership, especially in light of the high level of turnover in our former senior management team, and the resulting need to reestablish good working relationships with our senior distributor leadership after the death of our founder in May 2000. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could negatively impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. The loss of key personnel, including our regional managers in Mexico and Central America, Greater China, Brazil, North America, South America and Southeast Asia, EMEA, and North Asia, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

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

As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or litigate to reverse the assessments. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.

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

One of our shareholders exerts significant influence over us and has the power to significantly influence the approval or rejection of all shareholder actions and may take actions that conflict with your interests.

As of February 16, 2007, affiliates of Whitney & Co., LLC own approximately 25.9% of the voting power of our share capital. Whitney & Co., LLC has the power to exert significant influence over us and the approval or rejection of any matter on which our shareholders may vote, including the election of directors, amendment of our memorandum and articles of association and approval of significant corporate transactions as well as our management and policies. This influence over corporate actions may also delay, deter or prevent transactions that would result in a change of control not involving Whitney & Co., LLC. Moreover, Whitney & Co., LLC may have interests that conflict with yours.

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

From time to time, the results of these internal audits may necessitate that we conduct further investigations into aspects of our business or operations. At the time of the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, one such investigation was pending. This investigation concerned certain activities related to one of our foreign subsidiaries and related matters, and involved possible violations of applicable law. The then pending review of this investigation necessitated our filing of a request for extension on Form 12b-25 with the SEC. This investigation has now been completed, and the Audit Committee of our Board of Directors has adopted, and we have begun to implement, a remediation plan in response to the related findings. We believe the results of this investigation will not have a material adverse effect on our financial condition or results of operations. In addition, our business practices and operations may periodically be investigated by one or more of the many governmental authorities with jurisdiction over our worldwide operations. In the event that these investigations produce unfavorable results, we may be subjected to fines, penalties or loss of licenses or permits needed to operate in certain jurisdictions, any one of which could have a material adverse effect on our financial condition or results of operations.

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

We lease all of our physical properties. Our executive offices, located in Century City, California, include approximately 121,000 square feet of general office space leased under arrangements expiring in August 2007 and August 2008. During the summer of 2008 we expect to relocate our executive offices to the LA Live complex in downtown Los Angeles where we will occupy approximately 60,000 square feet under a lease expiring in 2018. We lease approximately 225,000 square feet of general office space in Torrance, California with terms expiring in October 2016 for our North America and South America and Southeast Asia regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles and Memphis of approximately 82,000 square feet and 130,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through June 2011 and December 2016, respectively. In Venray, Netherlands, we lease our European centralized warehouse of approximately 150,000 square feet under an arrangement expiring in June 2007. In Guadalajara, Mexico we lease approximately 13,000 square feet of general office space and approximately 156,000 square feet of warehouse space with terms expiring in November 2007 and October 2008, respectively. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). On April 21, 2006, the court granted plaintiff’s motion for class certification in West Virginia. The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies which require its distributors to comply with all applicable federal, state and local laws. The Company believes that we have meritorious defenses to the suit.

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

These matters may take several years to resolve, and we cannot be sure of their ultimate resolution. However, it is our opinion that adverse outcomes, if any, will not likely result in a material effect on the Company’s financial condition and operating results. This opinion is based on our belief that any losses it suffers would not be material and that it has meritorious defenses. Although we have reserved an amount that we believe represents the likely outcome of the resolution of these disputes, if we are incorrect in our assessment we may have to record additional expenses.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Shares

Our common shares have been listed on the New York Stock Exchange, or NYSE, and trade under the symbol “HLF.” The following table sets forth the range of the high and low sales prices for our common shares in each of the relevant fiscal quarters presented, based upon quotations on the NYSE consolidated transaction reporting system.

Quarter Ended	High	Low

March 31, 2005	$16.70	$15.10
June 30, 2005	$21.86	$14.52
September 30, 2005	$30.50	$21.00
December 31, 2005	$33.75	$25.25

Quarter Ended	High	Low

March 31, 2006	$35.55	$29.41
June 30, 2006	$41.21	$32.91
September 30, 2006	$40.95	$27.73
December 31, 2006	$41.34	$35.24

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

The closing price of our common shares on February 16, 2007, was $37.65. The approximate number of holders of record of our common shares as of February 16, 2007 was 1,079. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Our Common Shares began trading on the NYSE on December 16, 2004. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our Common Shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers for the period from December 16, 2004 through December 31, 2006. The graph assumes that $100 is invested in each of our Common Shares, the S&P 500 Index and the index of publicly traded peers on December 16, 2004 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Total Return

	Measurement Period
	12/16/04	12/31/04	12/31/05	12/31/06
Herbalife Ltd.	$100.00	$116.07	$232.29	$286.86
S&P 500 Index	$100.00	$100.72	$105.67	$122.36
Peer Index	$100.00	$100.80	$85.38	$97.51

Information with Respect to Dividends

In December 2004, we used a portion of the net proceeds from the initial public offering of our common shares to pay a special dividend of $2.64 per common share, or $139.7 million, to our shareholders of record on

December 14, 2004. In addition, we paid a special cash dividend of $0.12 per common share, or $6.3 million, to our shareholders of record on December 13, 2004. No dividends were paid in 2005 or 2006.

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our net earnings, financial condition, restrictions imposed by our credit agreement, cash requirements, future prospects and other factors deemed relevant by our board of directors. Although our Board of Directors periodically reviews the merits of paying cash dividends, we currently have no plans to pay cash dividends in the foreseeable future.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2006, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	9,674,750	$16.16	4,526,359
Equity compensation plans not approved by security holders	—	—	—
Total	9,674,750	$16.16	4,526,359

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data, the seven month period ended July 31, 2002, the five month period ended December 31, 2002 and the years ended December 31, 2003, 2004, 2005 and 2006, from our audited financial statements and the related notes. Not all periods shown below are included in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the historical consolidated financial statements and accompanying notes included elsewhere in this document. All common share and earnings per share data gives effect to a 1:2 reverse stock split, which took effect December 1, 2004.

	Predecessor	Successor
		August 1 to
	January 1 to	December 31,	Year Ended December 31,
	July 31, 2002	2002	2003	2004	2005	2006
	(In thousands except per share data)

Income Statement Data:
Net sales	$644,188	$449,524	$1,159,433	$1,309,663	$1,566,750	$1,885,534
Cost of sales	140,553	95,001	235,785	269,913	315,746	380,338

Gross profit	503,635	354,523	923,648	1,039,750	1,251,004	1,505,196
Royalty overrides	227,233	159,915	415,351	464,892	555,665	675,245
Selling, General and Administrative Expenses(1)	207,390	135,536	401,261	436,139	476,268	573,005
Acquisition transaction expenses(2)	54,708	6,183	—	—	—	—

Operating income(1)	14,304	52,889	107,036	138,719	219,071	256,946
Interest income (expense), net	1,364	(23,898)	(41,468)	(123,305)	(43,924)	(39,541)

Income before income taxes and minority interest	15,668	28,991	65,568	15,414	175,147	217,405
Income taxes	6,267	14,986	28,721	29,725	82,007	74,266

Income (loss) before minority interest	9,401	14,005	36,847	(14,311)	93,140	143,139
Minority interest	189	—	—	—	—	—

Net income (loss)	$9,212	$14,005	$36,847	$(14,311)	$93,140	$143,139

Earnings (loss) per share
Basic	$0.28	$—	$—	$(0.27)	$1.35	$2.02
Diluted	$0.27	$0.27	$0.69	$(0.27)	$1.28	$1.92
Weighted average shares outstanding Basic	32,387	—	—	52,911	68,972	70,814
Diluted	33,800	51,021	53,446	52,911	72,491	74,509
Other Financial Data:
Retail sales(3)	$1,047,690	$731,505	$1,894,384	$2,146,241	$2,575,716	$3,100,205
Net cash provided by (used in):
Operating activities	37,901	28,039	94,350	80,110	143,352	184,447
Investing activities	18,995	(456,046)	3,152	(8,086)	(32,526)	(66,808)
Financing activities	(35,292)	491,519	(18,831)	(23,160)	(225,890)	(55,044)
Depreciation and amortization	11,722	11,424	55,605	43,896	35,436	29,995
Capital expenditures(4)	6,799	3,599	20,435	30,279	32,604	66,870

	Company
	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents(5)	$76,024	$156,380	$201,577	$88,248	$154,323
Receivables, net	29,026	31,977	29,546	37,266	51,758
Inventories	56,868	59,397	71,092	109,785	146,036
Total working capital	7,186	1,521	(1,556)	14,094	132,215
Total assets	855,705	903,964	948,701	837,801	1,016,933
Total debt	340,759	325,294	486,217	263,092	185,438
Shareholders’ equity(6)	191,274	237,788	64,342	168,888	353,890
Cash Dividends per common share	0.30	—	2.76	—	—

(1)	The year ended December 31, 2003 includes $5.1 million in legal and related costs associated with litigation resulting from the Acquisition. The year ended December 31, 2006 includes approximately $7.5 million of severance and related expense, in the fourth quarter of 2006 associated with the Realignment For Growth plan efforts.

(2)	The seven months ended July 31, 2002 and the five months ended December 31, 2002, include fees and expenses related to the Acquisition.

(3)	Prior to 2003, we reported retail sales on the face of our consolidated income statement in addition to the required disclosure of net sales. Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and handling and freight income.

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

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Predecessor	Successor
		Year Ended December 31,
	January 1 to	August 1 to
	July 31,	December 31,
	2002	2002	2003	2004	2005	2006

Retail sales	$1,047,690	$731,505	$1,894,384	$2,146,241	$2,575,716	$3,100,205
Distributor allowance	(492,997)	(345,145)	(899,264)	(1,021,196)	(1,225,441)	(1,472,527)

Product sales	554,693	386,360	995,120	1,125,045	1,350,275	1,627,678
Handling and freight income	89,495	63,164	164,313	184,618	216,475	257,856

Net sales	$644,188	$449,524	$1,159,433	$1,309,663	$1,566,750	$1,885,534

(4)	Includes acquisition of property from capitalized leases of $2.1 million, $1.4 million, $6.8 million, $7.2 million, $1.1 million and $2.6 million for the seven months ended July 31, 2002, the five months ended December 31, 2002, the years ended December 31, 2003, 2004, 2005 and 2006, respectively.

(5)	Includes restricted cash of $10.6 million and $5.7 million as of December 31, 2002 and December 31, 2003, respectively, and $1.3 million of marketable securities at December 31, 2002.

(6)	In December 2004 we used a portion of the net proceeds from the initial public offering of our common shares to pay an aggregate of $139.7 million in special cash dividends, or $2.64 dollar amount per common share, to our shareholders of record on December 14, 2004. In addition, we paid an aggregate of $6.3 million in special cash dividends, or $0.12 per common share, to shareholders on record on December 13, 2004. In March 2004 in conjunction with the conversion of our 12% preferred shares into common shares we paid a total of $221.6 million to the preferred shareholders including, $38.5 million, representing accrued and unpaid dividends.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.9 billion for the year ended December 31, 2006. We sell our products in 63 countries through a network of over 1.5 million independent distributors. In China, in order to comply with local legislation, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 27-year operating history.

We offer products in three principal categories: weight management products, nutritional supplements which we refer to as “Targeted Nutrition” and personal care products which we refer to as “Outer Nutrition®”. Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products and the recruitment and retention of distributors.

The opportunities and challenges upon which we are most focused are: retailing of our products, recruitment and retention of distributors and improving distributor productivity, new markets, further penetrating existing markets including China, globalizing successful distributor methods of operation (such as Nutrition Clubs), introducing new products, developing niche market segments and further investing in our infrastructure.

In July 2006, we changed our geographic units from four to seven units as part of our on-going realignment for growth efforts. These changes are intended to create growth opportunities for our distributors, support faster decision making across the organization by reducing layers of management, improve the sharing of ideas and tools and accelerate growth in our high potential markets. Under the new geographic units we report revenue from:

•	North America, which consists of the U.S., Canada, Jamaica and the Dominican Republic;

•	Mexico and Central America, which consists of Mexico, Costa Rica and Panama;

•	Brazil;

•	South America and Southeast Asia, which includes New Zealand and Australia and excludes Brazil;

•	EMEA, which consists of Europe, the Middle East and Africa;

•	Greater China, which consists of China, Taiwan and Hong Kong; and

•	North Asia, which consists of Japan and Korea.

Historical information presented related to our geographic units has been reclassified to conform with our current geographic presentation.

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted unit measure of product sales volume. It is a useful measure for us, as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. In general, an increase in Volume Points in a particular group or country directionally indicates an increase in local currency net sales.

Volume Points by Geographic Unit

	For the Year Ended December 31,
	2004	% Change	2005	% Change	2006	% Change
	(Volume points in millions)

North America	415.2	(7.6)%	471.0	13.4%	551.7	17.1%
Mexico & Central America	181.8	43.1%	363.5	99.9%	616.0	69.5%
Brazil	123.8	53.8%	161.3	30.3%	173.7	7.7%
South America & Southeast Asia	144.2	32.8%	185.4	28.6%	263.8	42.3%
EMEA	574.5	9.6%	572.9	0.3%	558.9	(2.4)%
Greater China	121.6	32.2%	141.0	16.0%	151.5	7.4%
North Asia	117.1	(27.3)%	124.9	6.7%	118.8	(4.8)%

Worldwide	1,678.2	8.8%	2,020.0	20.4%	2,434.4	20.5%

Number of New Supervisors by Geographic Unit as of Reporting Period

Another key non-financial measure on which we focus is the number of distributors qualified as new supervisors under our compensation system. Distributors qualify for supervisor status based on their Volume Points. The growth in the number of new supervisors is a general indicator of the level of distributor recruitment, which generally drives net sales in a particular country or group.

	As of December 31,
	2004	% Change	2005	% Change	2006	% Change

North America	24,786	(7.1)%	29,332	18.3%	35,553	21.2%
Mexico & Central America	11,298	35.8%	24,403	116.0	42,185	72.9
Brazil	16,745	44.6%	19,174	14.5	21,627	12.8
South America & Southeast Asia	17,626	25.9%	22,032	25.0	34,141	55.0
EMEA	39,555	(4.4)%	38,786	(1.9)	36,892	(4.9)
Greater China	11,800	26.6%	14,185	20.2	17,105	20.6
North Asia	7,690	(45.6)%	9,311	21.1	9,602	3.1

Worldwide	129,500	3.2%	157,223	21.4%	197,105	25.4%

Number of Supervisors and retention rates by Geographic Unit as of Requalification Period

Our compensation system requires each supervisor to re-qualify for such status each year, prior to February. In February of each year, we delete from the rank of supervisor those distributors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently requalified.

	Number of Supervisors			Supervisors Retention Rate
	2004	2005	2006	2004	2005	2006

North America	42,703	41,262	45,778	37.5%	38.6%	41.2%
Mexico & Central America	13,399	19,045	38,344	46.8%	50.6%	57.4%
Brazil	14,645	21,605	27,318	30.3%	31.2%	29.0%
South America and Southeast Asia	17,720	23,983	30,846	25.4%	32.0%	31.6%
EMEA	70,239	65,485	66,103	42.1%	44.0%	45.0%
Greater China	12,866	16,673	19,447	28.3%	36.8%	34.7%
North Asia	19,762	13,872	15,736	28.2%	36.5%	48.6%

Worldwide	191,334	201,925	243,572	35.6%	39.7%	41.5%

Supervisors must requalify annually. The requalification period covers the twelve months starting in February and ending the following January. The number of supervisors by geographic unit as of the reporting dates will normally be higher than the number of supervisors by geographic unit as of the requalification period because supervisors who do not requalify during the relevant twelve-month period will be dropped from the rank of supervisor the following February. For the latest twelve month re-qualification period ending January 2007, approximately 42.5 percent of our supervisors re-qualified. In order to increase retailing of our products, we modified our requalification criteria in 2005 to retain more supervisors. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic units.

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

Presentation

“Retail Sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and “Net Sales”, which reflect distribution allowances and handling and freight income, represent what we collect and recognize as net sales in its financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP. You should not consider Retail Sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of Net Sales to Retail Sales is presented below under “Results of Operations.” “Product Sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty Overrides” are our most significant expense and consist of:

•	royalty overrides and production bonuses which total approximately 15% and 7%, respectively, of the retail sales of Weight Management, Targeted Nutrition, Outer Nutrition® and promotional products;

•	the Mark Hughes bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of Weight Management, Targeted Nutrition, Outer Nutrition® and promotional products; and

•	other discretionary incentive cash bonuses to qualifying distributors.

Royalty Overrides are generally earned based on retail sales, and approximate in the aggregate about 22% of retail sales or approximately 36% of our net sales. Royalty Overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits instead of the distributors earnings, distributor allowances and royalty overrides. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

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

Summary Financial Results

Net income for the year ended December 31, 2006 increased 53.7% to $143.1 million, or $1.92 per diluted share, compared with $93.1 million, or $1.28 per diluted share, for 2005. The increase was driven by revenue growth primarily in Mexico and the U.S. markets, lower interest expense following a debt refinancing in July 2006 and a lower effective income tax rate.

Net income for 2006 included $14.3 million additional interest expense related to the refinancing arrangements in July 2006, a $3.7 million tax benefit resulting from an international income tax settlement, a $2.7 million additional tax benefit from refinancing transactions, a $2.2 million favorable impact of the adjustment to income tax accrual and a $4.9 million unfavorable after tax impact in connection with the Re-alignment For Growth plan in the fourth quarter of 2006, partially offset by a $7.0 million expense in connection with the adoption of the new accounting rules for stock based compensation and a $12.4 million charge for the continued build-out of China infrastructure. Net income for 2005 included a $14.2 million additional interest expense related to the clawback of the 9.5% Notes, a favorable after tax impact of a $2.3 million charge relating to a change in allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005 and a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005. Overall, appreciation of foreign currencies had a $0.6 million unfavorable impact on net income in 2006.

Net sales for the year ended December 31, 2006 increased 20.3% to $1,885.5 million from $1,566.8 million in 2005. The increase reflects the continued retailing success from distributors using the Nutrition Club operating method in Mexico and U.S., who have adopted similar methods. Another large distributor group within the U.S. had significant success with a retailing model that focus on generating sales leads from mailing free samples to potential customers. The growth in the two markets accounted for 65.2% of the overall increase in net sales. Brazil and other South American countries also experienced significant sales growth while net sales in Southeast Asia were up primarily due to the opening of Malaysia in January 2006. We have continued our expansion in the Chinese market and now have 42 stores in 21 provinces and we expect to have over 100 stores in more than 30 provinces at the end of 2007. The expansion in China resulted in a $26.9 million increase in net sales and a 16.5% overall increase for the Greater China region. Net sales in the other regions, Europe and North Asia, were flat and down 5.6%, respectively, when compared to net sales in 2005. Overall, the appreciation of foreign currencies had a $15.2 million favorable impact on net sales in 2006 representing about 1.0% of the total sales increase.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Company
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006

Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.6	20.1	20.2

Gross profit	79.4	79.9	79.8
Royalty overrides	35.5	35.5	35.8
Selling, General & Administrative expenses	33.3	30.4	30.4

Operating income	10.6	14.0	13.6
Interest income (expense), net	(9.4)	(2.8)	(2.1)

Income before income taxes	1.2	11.2	11.5
Income taxes	2.3	5.3	3.9

Net income (loss)	(1.1)	5.9	7.6

Year ended December 31, 2006 compared to year ended December 31, 2005

Net Sales

The following chart reconciles Retail Sales to Net Sales:

Sales by Geographic Region

	Year Ended December 31,
	2005					2006
				Handling &					Handling &		Change in
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$488.3	$(232.7)	$255.6	$48.1	$303.7	$576.2	$(275.0)	$301.2	$56.7	$357.9	17.8%
Mexico & Central America	369.1	(178.9)	190.2	29.6	219.8	634.0	(307.9)	326.1	50.6	376.7	71.4%
Brazil	185.2	(88.5)	96.7	15.1	111.8	227.8	(108.9)	118.9	19.4	138.3	23.7%
South America and Southeast Asia	217.1	(101.6)	115.5	15.7	131.2	343.9	(166.4)	177.5	21.7	199.2	51.8%
EMEA	890.4	(424.1)	466.3	79.0	545.3	895.5	(430.0)	465.5	82.5	548.0	0.5%
Greater China	191.4	(92.0)	99.4	12.7	112.1	204.2	(85.2)	119.0	11.6	130.6	16.5%
North Asia	234.2	(107.6)	126.6	16.3	142.9	218.6	(99.1)	119.5	15.3	134.8	(5.7)%

Worldwide	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	20.3%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include corporate sales events such as Extravaganzas and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling General & Administrative Expenses. Sales are driven by several factors, including the number and productivity of distributors and supervisors who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to prizes and vacations. The costs of these promotions are included in Selling, General & Administrative Expenses.

The factors described above have helped distributors increase their business, which in turn has driven growth in our business. The following net sales by geographic unit discussion further details some of the above factors and describes unique growth factors specific to certain major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives is required to increase recruiting and retention of distributors and retailing our products. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

Our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. We expect to increase our spending in Selling, General & Administrative Expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives and in new markets. In addition, new ideas and distributor business methods are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico, the Total Plan in Brazil, The Wellness Coach in France, The Sampling Program in the U.S., and Generation Herbalife, or GenH, in the many markets, as described under “Net Sales” below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and/or globally and where appropriate, and financially support the globalization of these initiatives.

North America

Net sales in North America increased $54.2 million, or 17.8%, for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased by 17.4% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a positive impact of $1.0 million on net sales for the year ended December 31, 2006. The overall increase was a result of net sales growth in the U.S. of $53.5 million, or 18.8%, for the year ended December 31, 2006. The U.S. continues to benefit from strong retailing, especially from an increasing Latino distribution base, the improved retention of the distributor force that retails our products and a product line and business opportunity that is attractive to the demographics in this country.

In the U.S. we have also expanded branding efforts to include sponsorship of the AVP Volleyball Tour, the Bay to Breakers Run, the 2006 Amgen Tour of California bicycle race, the AEG Home Depot Center in Torrance, CA, and the 2006 Nautica Triatholon; and various new promotions including the 2006 Active World Team promotion and the 2006 President Team Challenge. In 2006 we introduced several new products, including a convenient water mixable version of our top selling Formula One shake, a reformulated and reduced retail price version of our Garden 7tm product, NouriFusion personal care line in individual use packets and most recently launched Best Defense and Skin Activator Line Extensions. We believe that the above activities were critical to maintain and expand upon the positive momentum, created within the U.S. distributors sales force.

We believe that 2007 sales in North America will continue its positive year over year growth primarily as a result of the expected continuation of strong momentum in the U.S. The rapid success and expansion of the Nutrition Club Daily Method of Operation, or DMO, and increased distribution focus on providing samples of product in individual use packets. To further support the retailing and recruiting efforts of our distributors, we plan to open a new sales center in Phoenix, AZ during the first quarter of 2007 and, in particular, to stimulate sales within the vicinity of the new sales center.

Mexico and Central America

Net sales in Mexico and Central America for the year ended December 31, 2006 increased $156.9 million, or 71.4%, as compared to 2005. In local currency, net sales for the year ended December 31, 2006 increased by 72.0%, as compared to 2005. The fluctuation of foreign currency rates had an unfavorable impact of $1.4 million on net sales for the year ended December 31, 2006. The overall increase was a result of net sales growth in Mexico of $154.3 million, or 70.5%, for the year ended December 31, 2006, as compared to 2005.

The increase in new supervisors along with continued expansion of distributors adopting the Nutrition Clubs DMO contributed to the net sales growth in Mexico and improved the distributor retention rate to 57% and supervisor growth, up 81.9% at December 31, 2006, as compared to December 31, 2005. We estimate that distributors are operating approximately 34,000 Nutrition Clubs in Mexico. During 2006 we opened an additional sales center in Mexico City, held a Presidents Team Tour attended by approximately 9,000 distributors, hosted the Mexico Extravaganza in Mexico City, which was attended by over 11,000 distributors and held two Active Supervisor Schools, which approximately 4,300 distributors attended. Additionally, we relocated our Mexico headquarters and main warehouse in Guadalajara and plan to open a new sales center in the Mexico City to support the expansion of our business. During December 2006, we held several Supervisor Training Schools, which over 11,500 distributors attended.

We believe that the full year 2007 sales in Mexico and Central America will be flat as compared to 2006 sales levels. We believe that the root causes of this declining in the year-over-year growth rate are related to infrastructure, training and distributor business practice issues. We have outlined an infrastructure plan to double distributor access points to our products and improve their overall customer service experience. In the fourth quarter of 2006 we added three new third party sales centers and intend to add another six in the first half of 2007 to improve our product availability in remote areas. We have developed a comprehensive training plan with our Mexican distributor leadership to improve the quality of service to their nutrition club customers and are also implementing an extensive training and compliance auditing program surrounding our Nutrition Club DMO to promote distributor best practices that we believe are hampering our Nutrition Club growth. We believe that these efforts should result in Mexico sales regaining momentum towards the second half of the year 2007 that should bring the full year net sales levels even with full year 2006.

Brazil

Net sales in Brazil increased $26.5 million or 23.7% for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased by 11.1% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a favorable impact of $14.2 million on net sales for the year ended December 31, 2006.

The net sales growth trend in Brazil is a result of strong supervisor growth, up 15.0% at December 31, 2006, as compared to 2005, strong distributor leadership, a highly effective country management team and the introduction of a new distributor promotion launched in the third quarter of 2006. In addition, expansion of the Total Plan lead generation method and the introduction of the Nutrition Club method, or DMO, in this market have been key catalysts for growth. During the year we held a World Team School attended by over 4,500 distributors and launched the NouriFusion personal care line. Additionally, we held our Brazil Extravaganza during December 2006, which approximately 11,000 distributors attended.

We believe the 2007 sales in Brazil will continue its positive year over year growth primarily as a result of the increase in the Nutrition Club DMO and plans to refine our product portfolio to help us compete more aggressively in the personal care industry by leveraging our product knowledge and the Total Plan DMO, as well as expanding locally manufactured products. Although net sales in Brazil are expected to increase in 2007 on a year over year basis, we began experiencing a slower revenue growth rate in 2006 that is expected to continue through 2007.

South America and Southeast Asia

Net sales in South America and Southeast Asia increased $68.0 million or 51.8% for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased 49.8% for the year ended December 31, 2006, as compared to the same period of 2005. The fluctuation of foreign currency rates had a $2.5 million favorable impact on net sales for the year ended December 31, 2006. The overall increase was attributable mainly to net sales increases in Colombia, Argentina, Venezuela and Bolivia and the opening of Malaysia in February 2006 as a new market. During the year we held an extravaganza for the Southeast Asia region in Bangkok, Thailand, which was attended by over 15,000 distributors from 13 countries, held a South America extravaganza in Brazil, held Supervisor Mega Schools in the South American markets, reaching more than 6,500 distributors, conducted a World Training School in Korea, which approximately 5,000 distributors attended and opened Peru in December 2006.

Colombia, Argentina, Venezuela and Bolivia experienced sales increases of 233.0%, 67.5%, 63.2% and 132.7%, respectively for the year ended December 31, 2006. This growth was the result of new supervisor growth and positive momentum from the local events, including Millionaires’ Retreats held in Panama and Pucon, Chile, sponsored activities such as the Bogota, Colombia Marathon during the third quarter of 2006 and several new product launches, Cell Activator and Cell U Loss in Chile and Total Control in Venezuela.

We opened our Malaysia market in February 2006. Over 10,000 people attended the various opening events. Net sales for the year ended December 31, 2006 were $25.3 million. And in December 2006 we opened Peru, our 63rd country.

We believe the 2007 sales in South America and Southeast Asia will continue positive year over year growth primarily as a result of the opening of Peru, continued momentum in Argentina, opening El Salvador in February 2007, the planned opening of Paraguay in 2007, and the ability to respond more quickly to distributor and consumer needs as a result of the realignment for growth efforts.

EMEA

Net sales in Europe remained flat with a nominal increase of $2.7 million, or 0.5%, for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased 0.6% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.2 million for the year ended December 31, 2006.

Portugal, France and Spain continued to grow and experienced sales increases of 41.9%, 24.3% and 15.6%, respectively, while Germany and the Netherlands continued their declines in net sales of 19.9% and 20.2%, respectively for the year ended December 31, 2006, as compared to 2005. During the first quarter of 2006 we decentralized our regional call centers to Italy, France and the Netherlands in an effort to improve service and support to distributors who previously were serviced out of the United Kingdom. During this process we also opened our first sales center in the Netherlands. Additionally, during the third quarter an Extravaganza was held in Athens, Greece and was attended by over 15,000 distributors from over 40 countries and we held a Regional World Team School in Lisbon and Portugal, which approximately 7,500 World and TAB Members attended.

The net sales increases in Portugal, France, and Spain continued, primarily due to a well balanced performance across distributor retailing, recruiting and retention efforts, a united distributor leadership working closely with the local management, and a program focus on the Total Plan. In addition, there has been an increasing emphasis on good health and nutrition in France, which is supported and promoted by local nutritionists. During the year two Nutrition Advisory Board members were appointed in France and Spain.

The decline in Germany was primarily driven by a loss of momentum resulting in a decrease in supervisors, down 25.3% at December 31, 2006, as compared to December 31, 2005. In Germany, a recently constituted strategy group comprised of distributor leaders and regional management has focused on turnaround initiatives, both in business activity as well as brand building and new product introductions. Significant distributor training has been undertaken, concentrating on long term customers, Nutrition Clubs and wellness coaching DMO’s. In addition, improved distributor communications has been a key focus and new online tools are being provided.

The net sales decline in the Netherlands was primarily driven by lower recruiting of new distributors. A reconstituted distributor strategy group, working closely with regional management, is focused on initiatives to reverse that trend. These included a National Supervisor recruitment drive, the launch of Liftofftm in June 2006, a highly successful Spring Spectacular event and the appointment of a member of the Global Nutritional Advisory Board.

While progress is being made, the turnaround is expected to be slow in Germany and the Netherlands and net sales for 2007 are expected to be below the levels of 2006 for these countries.

We expect 2007 net sales in EMEA to be flat when compared to 2006. We have identified several high-potential markets such as Russia and Poland for which we are developing strategic initiatives along with our distributors to grow sales and increase local branding activities. This includes sponsoring the London Triathlon, the Moscow Marathon, the Italian Beach Volleyball Championship, the Nice Ironman Triathlon and the Madrid Triathlon, which are intended to continually improve our corporate and brand reputation in the market. We are also enhancing distributor communication processes and training, and, we have the introduction of some new products into the region, most notably Liftofftm. Liftofftm was introduced in 17 markets in the EMEA group during 2006. Additionally, we launched Formula 1 Cookies & Cream at the Lisbon World Team School.

Greater China

Greater China net sales increased $18.5 million, or 16.5%, for the year ended December 31, 2006, respectively, as compared to 2005. In local currency, net sales increased 16.5%, for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had no impact on net sales for the year ended

December 31, 2006. The overall increase in net sales was attributable to the sales increase in China, while Taiwan and Hong Kong continued to experience a decline in sales.

Net sales in China increased by $26.9 million to $32.1 million, for the year ended December 31, 2006, as compared to 2005. Since March of 2005 we have opened 42 retail stores in 21 provinces throughout China.

Net sales in Taiwan decreased $3.6 million, or 4.0%, for the year ended December 31, 2006, as compared to 2005. In local currency, net sales in Taiwan decreased 3.1% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.9 million for the year ended December 31, 2006. The decrease in net sales was primarily attributable to the loss of focus of local distributor leadership and some of their key members. In 2006, their attention was primarily directed towards the opening of Malaysia and the emerging business opportunity in China. We saw this trend improve in the 4th quarter as sales in Taiwan increased 13.9% as compared to 2005. In 2006 we invested an incremental $20.0 in the China infrastructure, including working capital of $5.6 million and capital expenditures of $3.4 million.

Net sales in Hong Kong decreased $4.8 million, or 28.8%, for the year ended December 31, 2006, as compared to 2005. The decline in net sales was primarily the result of a loss of momentum, attributable to the focus on the emerging opportunity in China, resulting in a decrease in supervisors, down 24.4% at December 31, 2006, as compared to December 31, 2005.

We believe the 2007 sales in Greater China will continue positive year over year growth primarily as a result of the continued expansion of our retail presence and continued efforts to enhance our product portfolio in China. We expect to have over 100 stores in more than 30 provinces at the end of 2007. We are currently awaiting approval of our direct selling license in China, which, once approved will allow sales growth to accelerate in China.

North Asia

North Asia net sales decreased $8.1 million or 5.7% for the year ended December 31, 2006, as compared to 2005. In local currency, net sales decreased 5.0% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a unfavorable impact of $0.9 million on net sales for the year ended December 31, 2006. The decrease in net sales in North Asia was attributable to the decrease in net sales in Japan discussed below.

Net sales in Japan decreased $16.2 million or 17.1%, for the year ended December 31, 2006, as compared to 2005. The decline in sales is primarily attributable to increased competition from new companies entering the market. In spite of the decrease in net sales, the number of new distributors and the supervisor retention rate are improving when compared to the same period last year. The improved retention rate was caused by an increase in the number of distributors taking advantage of the modified re-qualification criteria.

We believe the 2007 sales in North Asia will begin to have positive year over year growth. We believe the modified re-qualification criteria along with a new sales center in Osaka, new products, and local promotions will lead to increased sales in 2007. We plan to remain focused on reinvigorating our distributor leadership and exporting successful DMOs into this market.

Sales by Product Category

	Year Ended December 31,
	2005					2006
				Handling &					Handling &
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$1,092.1	$(537.1)	$555.0	$91.8	$646.8	$1,356.0	$(668.2)	$687.8	$112.8	$800.6	23.8%
Targeted Nutrition	1,149.4	(565.3)	584.1	96.6	680.7	1,408.5	(694.0)	714.5	117.1	831.6	22.2%
Outer Nutrition®	275.9	(135.7)	140.2	23.2	163.4	256.9	(126.6)	130.3	21.4	151.7	(7.2)%
Literature, Promotional and Other	58.3	12.7	71.0	4.9	75.9	78.8	16.3	95.1	6.5	101.6	33.9%

Total	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	20.3%

Our continued emphasis on the science of weight management and nutrition during the recent years, has resulted in product introductions such as ShapeWorkstm, a personalized meal replacement program; Formula 1 Instant Nutritional Snack Mix; Niteworkstm; which supports energy, circulatory and vascular health; Garden 7tm, which provides seven servings of fruits and vegetables; and Liftofftm, an innovative, effervescent energy product. Due to the launch of these products together with the continued positive sales momentum discussed above, net sales of Weight Management products and Targeted Nutrition products increased at a higher rate than that for the entire company. Net Sales declines in Outer Nutrition reflects country mix along with distributors shifting their procedures to products sold in their DMO — primarily Nutrition Clubs. We expect shifts within these categories from time to time as we launch new products and as new DMO’s shift buying patterns.

Gross Profit

Gross profit was $1,505.2 million for the year ended December 31, 2006, as compared to $1,251.0 million in 2005. As a percentage of net sales, gross profit for the year ended December 31, 2006 remained flat at 79.8% as compared to the same period of 2005. Generally, gross profit percentages do not vary significantly as a percentage of net sales other than due to product or country mix, currency fluctuation, importation and product cost and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate ingredient and manufacturing cost increases from our suppliers by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales was 35.8% for the year ended December 31, 2006, as compared to 35.5% in the same period of 2005. The increase for the year ended December 31, 2006 was primarily due to a favorable pre-tax impact of $4.0 million relating to a change in the allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products and in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General, & Administrative Expenses

Selling, General, and Administrative Expenses as a percentage of net sales remained flat at 30.4% for the year ended December 31, 2006, as compared to the same period of 2005. The unfavorable impact of foreign currency fluctuations was $9.7 million for the year ended December 31, 2006.

For the year ended December 31, 2006, Selling, General & Administrative Expenses increased $96.7 million to $573.0 million from $476.3 million in 2005. The increase included $47.5 million in higher labor and benefits due primarily to normal merit increases, severance related to the realignment for growth plan (discussed in Note 13 to our consolidated financial statements), higher compensation costs associated with employee sales representatives in China and higher stock based compensation expenses mostly from adopting the new accounting rules for stock based compensation; $8.6 million relating to legal and litigation expenses; $2.6 million for professional fees primarily associated with our consulting expense for realignment for growth plan; $10.8 million in higher occupancy expenses primarily due to new facilities and duplicate rent as we transitioned to new facilities in 2006; $5.2 million in higher employees bonuses and $5.9 million in higher depreciation expenses. The increases were partially offset by $9.9 million lower amortization expenses and $2.6 million lower advertising and promotion expenses.

We expect 2007 Selling, General & Administrative Expenses to increase in absolute dollars over 2006 levels reflecting general salary merit increases; continued investments in China; and various sales growth initiatives including sales events and promotions. We will begin to see labor savings in 2007 resulted from our realignment for growth plan completed in the fourth quarter of 2006. As a result of these initiatives, Selling General & Administrative Expenses as a percentage of net sales should remain at or below 2006 levels.

Net Interest Expense

Net interest expense was $39.5 million for the year ended December 31, 2006, as compared to $43.9 million in 2005. Interest expense for 2006 was lower primarily due to the redemption of $165.0 million principal amount of our 9 1/2% Notes due 2011 and the repayment of our prior credit facility originally entered into on December 21, 2004, or the Prior Credit Facility, of $79.6 million in the third quarter of 2006, partially offset by recapitalization expenses as noted in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
Interest Expense	2005	2006
	(Dollars in millions)

9 1/2% Senior Notes Clawback Premium and Write-off of deferred financing fees	14.2	21.2
Term Loan-Write-off of deferred financing fees	2.2	1.4
Revolver-Write-off of deferred finance fees	—	.3

Recapitalization expenses included in Interest Expense	16.4	22.9
Interest Expense	27.5	16.6

Total Interest Expense	$43.9	$39.5

In 2004, we exercised a contract provision to redeem 40%, or $110.0 million, of the 9 1/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The premium and the write-off of deferred financing fees of $14.2 million associated with this redemption was included in interest expense in the first quarter of 2005.

In the third quarter of 2006, we repaid all amounts outstanding under the Prior Credit Facility, $79.6 million, and redeemed the $165.0 million aggregate principal amount of our 9 1/2% Notes. The premium and write-off of deferred financing fees of $22.9 million associated with the recapitalization were included in interest expense for 2006. As part of the recapitalization, we entered into a $300 million senior secured credit facility, or the New Credit Facility, and borrowed $200.0 million pursuant to the term loan under the New Credit Facility. In September 2006, we prepaid $20.0 million of our new term loan, resulting in approximately $0.1 million additional interest expense from the write-off of deferred financing fees. It is management’s expectations that we will continue to prepay our outstanding debt during 2007.

Restructuring Costs

In July 2006, we initiated a realignment of our employee base as part of our Realignment For Growth plan. We incurred $7.5 million of severance and related costs in the fourth quarter of 2006. We expect to complete the realignment in 2007 and the corresponding severance and related cost in 2007 is expected to be approximately $1.0 million. As of December 31, 2006, the accrued liability for employees’ severance, retention and other related costs was $5.1 million.

Income Taxes

Income taxes were $74.3 million for the year ended December 31, 2006, as compared to $82.0 million in 2005. As a percentage of pre-tax income, the estimated effective income tax rate was 34.2% for the year ended December 31, 2006, as compared to 46.8% in 2005. The decrease in the effective tax rate for the year ended December 31, 2006, as compared to 2005, was caused primarily by the impact of non-deductible interest and other recapitalization charges in 2005, the settlement of an international tax audit in 2006, the tax benefit of a bond redemption in 2006, and the $2.2 million favorable impact of the adjustment to income tax accrual in the fourth quarter of 2006. Excluding the effects of the settlement of the international tax audit, the tax benefit of the bond redemption and other items, the effective tax rate for the year ended December 31, 2006 would have been 38.0%.

Foreign Currency Fluctuations

Currency fluctuations had an unfavorable impact of $0.6 million on net results for the year ended December 31, 2006, when compared to what current year net results would have been using last year’s foreign exchange rates. For the year ended December 31, 2006, the regional effects were a favorable $0.1 million in North America, an unfavorable $3.4 million in Mexico & Central America, a favorable $1.3 million in Brazil, a favorable $1.0 million in South America & Southeast Asia, a favorable $2.7 million in EMEA, a favorable $0.7 million in Greater China and an unfavorable $3.0 million in North Asia.

Year ended December 31, 2005 compared to year ended December 31, 2004

Net Sales

The Management’s Discussion and Analysis of financial condition and results of operations for the year ended December 31, 2005 and 2004 has been changed to conform to the December 31, 2006 presentation due to the change in geographic units from four to seven units on July 1, 2006.

The following chart reconciles Retail Sales to Net Sales:

	Year Ended December 31,
	2004					2005
				Handling &					Handling &
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

North America	$433.6	$(205.4)	$228.2	$43.0	$271.2	$488.3	$(232.7)	$255.6	$48.1	$303.7	12.0%
Mexico & Central America	172.8	(83.8)	89.0	14.1	103.1	369.1	(178.9)	190.2	29.6	219.8	113.2%
Brazil	113.6	(54.5)	59.1	9.4	68.5	185.2	(88.5)	96.7	15.1	111.8	63.2%
South America and Southeast Asia	170.2	(78.9)	91.3	13.3	104.6	217.1	(101.6)	115.5	15.7	131.2	25.4%
EMEA	875.5	(418.0)	457.5	78.7	536.2	890.4	(424.1)	466.3	79.0	545.3	1.7%
Greater China	157.5	(76.8)	80.7	10.6	91.3	191.4	(92.0)	99.4	12.7	112.1	22.8%
North Asia	223.0	(103.8)	119.2	15.6	134.8	234.2	(107.6)	126.6	16.3	142.9	6.0%

Worldwide	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	20.3%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools to incent distributors to drive recruiting, retention and retailing, which in turn affect net sales. Such tools include corporate sales events — Extravaganzas and World Team Schools — where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors, and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling General & Administrative Expenses. Sales are driven by several factors, including the number and productivity of distributor supervisors who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to vacations and qualification parties for distributors that meet certain selling and recruiting goals. The costs of these promotions are included in selling, general & administrative expenses.

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

North America

Net sales in North America increased $32.5 million, or 12.0%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased by 11.6% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a positive impact of $1.2 million on net sales for the year ended December 31, 2005. The overall increase was a result of net sales growth in the U.S. of $31.8 million, or 12.6%, for the year ended December 31, 2005. The U.S. continues to benefit from strong country and distributor leadership that focuses on recruiting and retention of the distributor force that retails our product, and a product line and business opportunity that is attractive to the demographics in this country.

Net sales growth in the U.S. is evidenced by the increased number of supervisors, up 4.7% at December 31, 2005 compared to December 31, 2004, with a volume point increase of 14.1% compared to prior year. As a result of the numerous steps taken in 2004 and 2005 to improve the business in the U.S., including the establishment of a dedicated U.S. country management team; branding efforts such as sponsorship of the JP Morgan Chase tennis tournament, the AVP Volleyball Tour and the Nautica Malibu Triathlon; and various promotions such as the 2005 President’s Team Challenge, the World Team Bonus, the Atlanta Challenge in connection with the 25th Anniversary Extravaganza and the Worldwide Cup promotion, net sales have exceeded the annual results for 2004. At the 25th Anniversary Extravaganza two new products were introduced, Liftofftm and NouriFusiontm. Liftofftm represents the Company’s entry into the energy drink market and is intended to support our GenH program to attract a younger demographic segment into the distributor organization. NouriFusiontm supports the Total Plan method of operation and was a strategic launch to improve diversity in the product portfolio, since skin care (Outer Nutrition) is the category least developed as of 2005. In October of 2005 we introduced a comprehensive Heart Health line which incorporates Niteworkstm, CoreComplextm, TriShieldtm, MegaGarlictm and Herbalifelinetm, and is endorsed by Dr. Louis Ingarro. At our World Team School/Leadership Development Weekend held in October 2005, we launched our 2006 worldwide promotion, Active World Team, which we believe will, when coupled with our product launches and branding initiatives have a positive impact on sales growth in 2006.

Mexico and Central America

Net sales in Mexico and Central America for the year ended December 31, 2005, increased $116.7 million, or 113.2% as compared to 2004. In local currency, net sales for the year ended December 31, 2005, increased by 104.4% as compared to 2005. The fluctuation of foreign currency rates had a favorable impact of $9.0 million on net sales for the year ended December 31, 2005. The overall increase was a result of net sales growth in Mexico of $116.5 million or 113.8% for the year ended December 31, 2005, as compared to 2004.

The continued net sales growth in Mexico is evidenced by the increased number of supervisors, up 77.3% at December 31, 2005 compared to December 31, 2004, which reflects the renewed emphasis on distributor and customer retention programs such as the Nutrition Clubs, which are new and innovative means by which distributors are retailing our products to new customers, some of whom may eventually become distributors of our products. The costs to set up a Nutrition Club are generally nominal, and are borne solely by the distributor. Our distributors are operating over 25,000 Nutrition Clubs world-wide, approximately 18,000 are open in Mexico.

Brazil

Net sales in Brazil increased $43.2 million or 63.1% for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased by 35.0% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a favorable impact of $19.3 million on net sales for the year ended December 31, 2005.

The continued net sales growth in Brazil is evidenced by the increased number of supervisors, up 33.3% at December 31, 2005 compared to December 31, 2004, and is a result of the expansion of the Total Plan, strong distributor leadership, a highly effective country management team and a good product portfolio. The Total Plan is a low cost lead generating method where distributors use our personal care line of products and offer facials to obtain referrals. This concept specifically supports our retailing and recruiting initiatives and has been a catalyst for growth in Brazil. In December 2005, Brazil held its 10th Anniversary Event, with over 10,000 distributors in attendance. At this event, new products (Firm Cell, Radiant C Scrub, Cleanser and Body Lotion) were launched that further support the Total Plan, reinforcing our objective to increase the recruitment, retention and retailing by distributors, and a demonstration of our online distributor tool, BizWorks, was provided to highlight the benefits of real time organizational volume reports as a means to improve efficiency for distributors. The positive momentum from the event should help continue the sales growth trend into 2006.

South America and Southeast Asia

Net sales in South America and Southeast Asia increased $26.6 million or 25.4% for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased 24.3% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a $1.3 million favorable impact on net sales for the year ended December 31, 2005. The overall increase was attributable mainly to net sales increases in Chile, Argentina, Venezuela and India.

Chile, Argentina and Venezuela experienced sales increases of 109.9%, 72.1% and 62.6%, respectively, for the year ended December 31, 2005, as compared to 2004. The net sales growth trend reflects strong supervisor growth, up 103.5%, 64.1% and 40.6%, respectively. Additionally, this growth was the result of positive momentum from the local events, including the introduction of the Nutrition Club DMO and GenH educational meetings in these countries.

India experienced a sales increase of 32.3% for the year ended December 31, 2005 as compared to 2004. The net sales growth trend is primarily the result of strong supervisor growth, up 33.6%.

EMEA

Net sales in EMEA increased $9.1 million, or 1.7%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased 1.0% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $3.5 million for the year ended December 31, 2005. Throughout 2004, Europe experienced sales growth when compared to 2003, partly due to the Billion Dollar Challenge promotion in the first and second quarters of 2004. Such sales growth was not expected to be sustainable in 2005. While some markets did sustain growth such as Spain, France and South Africa, two key markets, Germany and the Netherlands, experienced sales declines of 20.8% and 16.2%, respectively, for the year ended December 31, 2005.

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

We appointed a new country manager in Germany and the new management team has developed a turnaround plan for 2006 to re-engage the local distributor leadership and to rebuild confidence among distributors to improve recruiting and retention. The German leadership began to work together to improve our brand image, implemented the GenH initiative, and formed an executive committee to focus on other initiatives. In the Netherlands we took steps to re-engage the local distributor leadership and promote the GenH initiative within the country.

We concluded the year with a very large and successful World Team School in Budapest, Hungary, where over 8,000 European distributors attended product, leadership, and business opportunity training sessions. During the event there was specific training on Nutrition Clubs, and the 2006 Active World Team promotion was introduced.

Greater China

Greater China net sales increased $20.8 million, or 22.8%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased 18.6%, for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a positive impact on net sales of $3.6 million for the year ended December 31, 2005. The overall increase was attributable mainly to an increase in Taiwan.

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

North Asia

North Asia net sales increased $8.1 million or 6.0% for the year ended December 31, 2005, as compared to 2004. In local currency, net sales increased 3.7% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a favorable impact of $3.2 million on net sales for the year ended December 31, 2005. The overall increase in net sales was attributable to an increase in South Korea, while Japan continued to experience a decline in sales.

Net sales in South Korea increased $12.2 million, or 34.0%, for the year ended December 31, 2005, as compared to 2004. This improvement in 2005 was a result of positive momentum from the sales events and promotions discussed above and unified focus by Korea’s country and distributor leadership. Also, in late 2004 we introduced ShapeWorkstm in South Korea, which had a positive impact on recruiting and retailing initiatives in 2005

Net sales in Japan decreased $4.1 million, or 4.1%, for the year ended December 31, 2005, as compared to 2004. In local currency, net sales in Japan decreased 2.3% for the year ended December 31, 2005, as compared to 2004. The fluctuation of foreign currency rates had a negative $1.8 million impact on net sales for the year ended December 31, 2005. The net sales decline in 2005, which is a continuation of a six-year downward trend in Japan, albeit at a slower rate, had been driven primarily by ineffective prior country management, which had not properly motivated distributor leadership, and the lack of new product introductions. In the third quarter of 2004, we appointed a new country manager who has focused on uniting and motivating distributor leadership to improve recruiting and retention of distributors, and we have expanded our product line to address local country demographic needs. In the second quarter of 2005, we launched Nourifusiontm and supported this launch with a formal Total Plan training for our distributors. Nourifusiontm International Business Pack’s were also created to synchronize the method of operation with the introduction kit. Positive momentum was also generated from the Worldwide Cup Promotion in 2005. In the third quarter of 2005, Niteworkstm was introduced in Japan, and a special vacation promotion was launched.

Sales by Product Category

	Year Ended December 31,
	2004					2005
				Handling					Handling &
	Retail	Distributor	Product	& Freight		Retail	Distributor	Product	Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Net Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$945.1	$(465.3)	$479.8	$81.3	$561.1	$1,092.1	$(537.1)	$555.0	$91.8	$646.8	15.3%
Inner Nutrition	946.5	(466.0)	480.5	81.5	562.0	1,149.4	(565.3)	584.1	96.6	$680.7	21.1%
Outer Nutrition®	207.3	(102.1)	105.2	17.9	123.1	275.9	(135.7)	140.2	23.2	163.4	32.7%
Literature, Promotional and Other	47.3	12.2	59.5	4.0	63.5	58.3	12.7	71.0	4.9	75.9	19.5%

Total	$2,146.2	$(1,021.2)	$1,125.0	$184.7	$1,309.7	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	19.6%

Our increased emphasis on the science of weight management and nutrition during the past two years has resulted in product introductions such as Niteworkstm and Garden 7tm and the introduction of ShapeWorkstm, a personalized meal replacement program. Due to the launch of ShapeWorkstm in March 2004 in the United States and the on-going roll-out to other countries, the introduction of new Outer Nutrition® products like NouriFusiontm, and the increased use of the Total Plan by distributors in Brazil and worldwide, which uses Outer Nutrition products as its foundation, net sales of weight management products and Outer Nutrition® products increased at a higher rate than net sales of inner nutrition products. Sales of Outer Nutrition products increased 32.7% for the year ended December 31, 2005, which is a greater rate of growth than that for any other category. Literature, Promotional and Other, which is net of product buy-backs and returns in all product categories, increased, due primarily to an increase in literature sales from selling starter kits to new distributors and from a decrease in returns and refunds. We expect growth rates within these categories will vary from time to time as we launch new products.

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

Selling, General, & Administrative Expenses

Selling, General, and Administrative expenses as a percentage of net sales improved to 30.4% for the year ended December 31, 2005, as compared to 33.3% in 2004. The improvement primarily reflects the highly fixed nature of our SG&A cost structure and the financial leverage in our operating model as sales increase. The unfavorable impact of foreign currency fluctuations was $8.2 million for the year ended December 31, 2005.

For the year ended December 31, 2005, Selling, General & Administrative Expenses increased $40.2 million to $476.3 million from $436.1 million in 2004. The increase included $23.1 million in higher salaries and benefits, due primarily to normal merit increases, increased staffing, and higher incentive compensation; $5.7 million relating to legal and litigation expenses and additional professional fees primarily associated with strengthening our technology infrastructure; $16.0 million in additional advertising and promotion expenses related primarily related to our 2005 Worldwide Cup promotion which have helped drive worldwide sales growth; $5.4 million in higher travel and entertainment expenses and $5.6 million in higher occupancy cost to support the growth of our business. The increases were partially offset by $9.2 million lower monitoring fees and other expenses due to the termination of the related agreements with Whitney and Golden Gate; $9.8 million lower amortization expenses; and a $0.7 million foreign exchange gain in 2005 versus a $1.9 million loss in 2004.

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

Net Interest Expense

Net interest expense was $43.9 million for the year ended December 31, 2005, as compared to $123.3 million in 2004. The higher interest expense in 2004 was primarily due to the two recapitalizations in 2004, as noted in the table below, and $8.2 million additional interest expense associated with the $275.0 million principal amount of our 9 1/2% Notes issued in March 2004:

	Year Ended	Year Ended
Interest Expense	December 31, 2004	December 31, 2005
	(Dollars in millions)

11 3/4% Notes-Redemption Premium and write-off of deferred financing fees	$49.9	$—
15 1/2% Senior Notes-Redemption Premium and write-off of deferred financing fees	15.4	—
9 1/2% Senior Notes Clawback Premium and Write-off of deferred financing fees	—	14.2
Term Loan-Write-off of deferred financing fees	4.5	2.2
Revolver-Write-off of deferred finance fees	1.7	—

Recapitalization expenses included in Interest Expense	$71.5	$16.4
Interest Expense	51.8	27.5

Total Interest Expense	$123.3	$43.9

As part of the continuation of the fourth quarter 2004 recapitalization, we exercised a contract provision to redeem 40%, or $110 million, of the 91/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The premium and the write-off of deferred financing fees of $14.2 million associated with this redemption was included in interest expense in the first quarter of 2005.

Income Taxes

Income taxes were $82.0 million for the year ended December 31, 2005, as compared to $29.7 million in 2004. As a percentage of pre-tax income, the estimated effective income tax rate was 46.8% for the year ended December 31, 2005, as compared to 192.8% in 2004. The decrease in the effective tax rate for the year ended December 31, 2005 as compared to 2004 was caused primarily by the impact of less non-deductible interest including the aforementioned non-deductible recapitalization charges in each period. Offsetting these benefits was $5.5 million non-cash tax charge associated with moving our China subsidiary within our global corporate structure in the second quarter of 2005 and an increase in taxes due to the impact on our worldwide transfer pricing and tax structure as a result of stronger than expected revenue growth during the past several quarters and management’s outlook that a mid-teens revenue growth rate will continue throughout 2006.

Foreign Currency Fluctuations

Currency fluctuations had a favorable impact of $10.8 million on net results for the year ended December 31, 2005, when compared to what current year net results would have been using last year’s foreign exchange rates. For the year ended December 31, 2005, the regional effects were a favorable $0.3 million in North America, a favorable $2.7 million in Mexico & Central America, a favorable $3.9 million in Brazil, a favorable $0.2 million in South America & Southeast Asia, a favorable $0.7 million in EMEA, a favorable $1.1 million in Greater China and a favorable $1.9 million in North Asia.

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

For the year ended December 31, 2006, we generated $184.4 million from operating cash flows, as compared to $143.4 million in 2005. The increase in cash generated from operations reflected an increase in operating income of $37.9 million, which was primarily driven by a 20.3% growth in net sales.

Capital expenditures, including capital leases, for the year ended December 31, 2006 were $66.9 million, as compared to $32.6 million in 2005. The majority of these expenditures represented development of internet tools for distributors, the relocation of our Inglewood office and warehouse facility in Memphis, and the expansion of our retail stores in China. We expect to incur capital expenditures of up to $45.0 million in 2007.

In 2007 we will continue to invest in China. The operating loss in China for 2005 was $2.2 million. In 2006, we had an operating income of $1.7 million. We currently anticipate an operating income of approximately $1.5 million in 2007, in addition to total capital expenditures and working capital of up to $2.0 million for the expansion of retail stores. In 2006 we invested approximately $4.2 million in capital expenditures in China.

In February 2005, we redeemed a $110.0 million principal amount of our 9 1/2% Notes issued in March 2004 for the cash amount of $124.1 million, including a premium of $10.5 million and accrued interest of $3.6 million. Interest expense in 2005 includes redemption amount of $14.2 million, which represents $10.5 million of premium and $3.7 million of write-off of deferred financing cost and discount. In connection with the debt refinancing in July 2006 (see below), we redeemed the remaining $165.0 million principal amount of our 9 1/2% Notes for a total amount of $187.8 million, including a premium of $16.6 million and accrued interest of $6.2 million. Interest expense in 2006 includes the call premium of $16.6 million and $4.6 million write-off of discounts and deferred financing costs.

We terminated our Prior Credit Facility in July 2006 in connection with the debt refinancing. We prepaid all amounts outstanding under the Prior Credit Facility amounting to $79.6 million. Interest expense in the third quarter of 2006 includes $1.7 million of write-off of deferred financing cost. We entered into the New Credit Facility, a $300.0 million senior secured credit facility with a syndicate of financial institutions as lenders. The New Credit Facility comprises of a $200.0 million term loan and a revolving credit facility of $100.0 million. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, and the revolver bears interest at LIBOR rate plus a margin of 1.25%. We borrowed $200.0 million pursuant to the new term loan in August 2006. In September 2006, the Company made a prepayment of $20.0 million on the term loan, resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs. As of December 31, 2006, the Company is obligated to pay approximately $0.4 million of the new term loan every quarter until June 30, 2013 and the remaining principal on July 21, 2013.

In July 2006, we also redeemed the outstanding $0.1 million principal amount of the 11 3/4% Notes due 2010.

The following summarizes our contractual obligations including interest at December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2012 &
	Total	2007	2008	2009	2010	2011	Thereafter
	(Dollars in millions)

Term Loan	$258.7	$14.2	$14.1	$14.0	$13.9	$13.7	$188.8
Capital Leases	$5.3	$3.2	$1.3	$0.6	$0.1	$0.1	$—
Other Debt	$0.7	$0.7	$—	$—	$—	$—	$—
Operating Leases	$93.8	$18.8	$12.9	$11.1	$9.6	$8.6	$32.8

Total	$358.5	$36.9	$28.3	$25.7	$23.6	$22.4	$221.6

As of December 31, 2006, we had positive working capital of $132.2 million. Cash and cash equivalents were $154.3 million at December 31, 2006, compared to $88.2 million at December 31, 2005.

We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the new term loan. There can be no assurance, however, that our business will service our debt, or fund our other liquidity needs.

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

Quarterly Results of Operations

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands except per share data)

Operations:
Net sales	$372,060	$384,667	$400,997	$409,026	$455,788	$465,987	$476,374	$487,385
Cost of sales	75,737	77,373	79,482	83,155	91,366	92,640	97,159	99,173

Gross profit	296,323	307,294	321,515	325,871	364,422	373,347	379,215	388,212
Royalty Overrides	135,168	137,089	138,618	144,790	165,298	167,351	168,658	173,938
Selling, general & administrative expenses	110,029	117,817	121,584	126,837	135,044	140,881	146,070	151,010

Operating income	51,126	52,388	61,313	54,244	64,080	65,115	64,487	63,265
Interest income (expense), net	(22,202)	(7,446)	(7,950)	(6,326)	(6,015)	(4,955)	(25,869)	(2,702)

Income before income taxes	28,924	44,942	53,363	47,918	58,065	60,160	38,618	60,562
Income taxes	15,648	22,168	26,226	17,964	19,369	23,834	12,151	18,912

Net income	$13,276	$22,774	$27,137	$29,954	$38,696	$36,326	$26,467	$41,650

Earnings (loss) per share
Basic	$0.19	$0.33	$0.39	$0.43	$0.55	$0.51	$0.37	$0.58
Diluted	$0.19	$0.32	$0.37	$0.41	$0.53	$0.49	$0.36	$0.56
Weighted average shares outstanding
Basic	68,643	68,678	69,077	69,487	69,947	70,647	71,179	71,463
Diluted	71,714	71,860	73,455	73,444	73,451	74,220	74,257	74,997

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies which require its distributors to comply with all applicable federal, state and local laws. The Company believes that we have meritorious defenses to the suit.

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

Subsequent Events

As previously disclosed, on February 2, 2007, our Board of Directors received a proposal from Whitney V L.P. and its affiliates to acquire all of our outstanding common shares at a price of $38.00 per share in cash. Whitney V L.P. and its affiliates currently own an aggregate of approximately 25.9% of the voting power of our share capital. Our Board of Directors has established a special committee consisting solely of independent directors to review the proposal. There is no assurance we will enter into this or any other transaction.

Based on the information set forth in the Forms 4 filed on February 8 and 12, 2007, and the Form 13 G/A filed on February 14, 2007, by Golden Gate and its affiliated funds, we believe that, as of February 7, 2007, Golden Gate and its affiliated funds no longer beneficially own any of our common shares.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

We sell products in 63 countries throughout the world and we are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.1%, 1.0% and 1.0% of retail sales for the years ended December 31, 2004, 2005 and 2006 respectively. No material changes in estimates have been recognized for the year ended December 31, 2006 or for the years ended December 31, 2005 and 2004 respectively.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $6.2 million, $8.0 million and $11.4 million as of December 31, 2004, 2005 and 2006 respectively.

In accordance with SFAS No. 144, “Long-Lived Assets”, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of December 31, 2006, we had goodwill of approximately $113.2 million, and marketing franchise of $311.8 million. No write-downs were recognized for the year ended December 31, 2006. Goodwill was reduced in 2006 by approximately $21.0 million due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period and the realization of pre-acquisition net operating losses.

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

We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of Herbalife’s common stock and, due to the limited period of puclic trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estiemated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” — an Interpretation of FASB Statement No. 109, “Accounting for Income Taxes”, or FIN 48. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 will be adopted at the beginning of fiscal year 2007. We do not expect the impact to be material to our consolidated financial statements.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force, or EITF, Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, or EITF 06-3. EITF 06-3 clarifies that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. We will adopt EITF 06-3 at the beginning of fiscal year 2007. We currently present sales taxes collected from customers on a net basis and will include disclosure of this accounting policy in our consolidated financial statements upon adoption of EITF 06-3.

In September 2006, the FASB issued No. 157, “Fair Value Measurement”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS No. 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years ending after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings at the first fiscal year ending after November 15, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 in 2006 did not have a material effect on our consolidated financial statements.

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

We have adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS No. 133. SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions and translation of local currency revenue. All of these foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate, or strike rate. The objective of these options is to provide protection in the event that the foreign currency weakens beyond the option strike rate. The fair value of the option contracts is based on third-party bank quotes.

As of December 31, 2006, we did not have any outstanding option contracts.

The following table provides information about the details of our option contracts at December 31, 2005:

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

The following table provides information about the details of our forward contracts:

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At December 31, 2006
Buy SEK sell USD	12/28/06	$2.7	1/10/07	6.87	$2.7
Buy EUR sell USD	12/28/06	$1.0	1/10/07	1.31	$1.0
Buy GBP sell USD	12/28/06	$3.5	1/10/07	1.96	$3.5
Buy USD sell TRY	12/28/06	$2.5	1/31/07	1.43	$2.5
Buy JPY sell USD	12/28/06	$5.0	1/31/07	118.57	$5.0
Buy INR sell USD	12/28/06	$5.3	1/31/07	44.54	$5.3
Buy USD sell Euro	12/28/06	$26.3	1/31/07	1.32	$26.4
Buy NZD sell Euro	12/28/06	$0.7	1/31/07	1.87	$0.7
Buy TWD sell Euro	12/28/06	$5.0	1/31/07	42.85	$5.0
Buy NOK sell Euro	12/28/06	$2.0	1/31/07	8.25	$2.0
Buy DKK sell Euro	12/28/06	$1.4	1/31/07	7.46	$1.4
Buy PLN sell Euro	12/28/06	$1.4	1/31/07	3.83	$1.4
Buy USD sell Euro	12/28/06	$0.9	1/31/07	1.32	$0.9
Buy EUR sell USD	12/28/06	$10.5	1/31/07	1.32	$10.5
Buy MYR sell Euro	12/28/06	$0.7	1/31/07	4.64	$0.7
Buy JPY sell USD	12/28/06	$17.6	1/31/07	156.02	$17.5
Buy EUR sell USD	12/28/06	$24.8	1/31/07	1.32	$24.9
Buy EUR sell SEK	12/28/06	$0.8	1/31/07	9.05	$0.8
Buy EUR sell GBP	12/28/06	$0.9	1/31/07	0.67	$0.9
At December 31, 2005
Buy SEK sell USD	12/28/05	$2.3	1/31/06	7.93	$2.3
Buy EUR sell USD	12/28/05	$0.9	1/31/06	1.19	$0.9
Buy GBP sell USD	12/28/05	$3.1	1/31/06	1.72	$3.1
Buy KRW sell USD	12/28/05	$6.0	1/31/06	1,012.05	$6.0
Buy JPY sell USD	12/28/05	$4.1	1/31/06	117.39	$4.1
Buy CNY sell USD	12/28/05	$15.0	1/31/06	8.03	$15.0
Buy INR sell USD	12/28/05	$5.3	1/31/06	45.34	$5.3
Buy CAD sell Euro	12/30/05	$1.5	1/31/06	1.38	$1.5
Buy NZD sell Euro	12/30/05	$0.7	1/31/06	1.75	$0.7
Buy AUD sell Euro	12/30/05	$0.7	1/31/06	1.63	$0.7
Buy TWD sell Euro	12/30/05	$3.3	1/31/06	39.15	$3.4
Buy USD sell Euro	12/30/05	$0.7	1/31/06	1.19	$0.7
Buy NOK sell Euro	12/30/05	$1.5	1/31/06	8.05	$1.5
Buy DKK sell Euro	12/30/05	$1.3	1/31/06	7.46	$1.3
Buy PLN sell Euro	12/30/05	$0.8	1/31/06	3.84	$0.8
Buy EUR sell USD	12/30/05	$13.4	1/31/06	1.19	$13.7
Buy HUF sell Euro	12/30/05	$0.8	1/31/06	252.83	$0.8
Buy EUR sell USD	12/28/05	$9.5	1/31/06	1.19	$9.5
Buy EUR sell SEK	12/28/05	$0.6	1/31/06	9.42	$0.6
Buy YEN sell CHF	12/28/05	$22.6	1/31/06	89.40	$22.5
Buy Euro sell GBP	12/28/05	$0.8	1/31/06	0.69	$0.8

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currencies. At December 31, 2006, the total amount of our foreign subsidiary cash was $114.0 million, of which $4.4 million was invested in U.S. dollars.

Interest Rate Risk

As of December 31, 2006, the aggregate annual maturities of the term loan obtained in July 2006 were: 2007-$1.8 million; 2008-$1.8 million; 2009-$1.8 million; 2010- $1.8 million; 2011-$1.8 million; and $170.5 million thereafter. The fair value of this loan approximates its carrying value of $179.5 million as of December 31, 2006. The term loan bears a variable interest rate, and on December 31, 2006, the average interest rate was 6.85%.

On July 21, 2006, the interest rate swap associated with the Prior Credit Facility, originally entered into on February 21, 2005, was terminated due to the debt refinancing and interest income of $0.8 million was recorded in our consolidated statements of income for the quarter ended September 30, 2006. Under the New Credit Facility (see note 4), we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. Subsequently, the notional amount will be reduced by $20 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. At December 31, 2006, the swap notional amount was reduced to $160.0 million as scheduled. As of December 31, 2006, we recorded the interest rate swap as a liability at fair value of $0.4 million with the offsetting amount recorded in other comprehensive income.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and notes thereto and the reports of KPMG LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15 — Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

The registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Herbalife Ltd.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Herbalife Ltd. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Herbalife Ltd.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Herbalife Ltd. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California
February 26, 2007

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2006, except that the information required with respect to the executive officers of the registrant is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2006, except that the information required with respect to the Company’s equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the Commission no later than 120 days after the close of our fiscal year ended December 31, 2006.

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

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.10		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.11		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.12		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.13#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.14#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.15#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10	.16#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10	.17#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.18#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)

Exhibit
Number		Description	Reference

10	.19#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.20#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.21#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.22#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.23#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.24		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.25		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.26		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.27		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10	.28#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10	.29#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10.30		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.31		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.32		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.33		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.34#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.35		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.36		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.37		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.38		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.39#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.40#	Form of Stock Bonus Award Agreement	(e)

Exhibit
Number		Description	Reference

10	.41#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.42#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10.43		Security Agreement, dated as of December 21, 2004, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Morgan Stanley & Co. Incorporated, as Collateral Agent.	(g)
10.44		First Amendment to Credit Agreement, dated as of April 12, 2005, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(g)
10	.45#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(h)
10	.46#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i)
10	.47#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i)
10.48		Second Amendment to Credit Agreement, dated as of August 19, 2005, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L. and the Subsidiary Guarantors party thereto, and certain lenders and agents named therein.	(k)
10.49		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(l)
10	.50#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(m)
10	.51#	Independent Directors Deferred Compensation and Stock Unit Plan	(n)
10	.52#	Independent Directors Stock Unit Award Agreement	(n)
10	.53#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(o)
10	.54#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(o)
10	.55#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(p)
10	.56#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(p)
10	.57#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(q)
10	.58#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)
10	.59#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(r)
10	.60#	Amended and restated employment agreement effective April 17, 2006 between Herbalife International of America, Inc. and Paul Noack	(s)
10	.61#	Summary of Board Committee Compensation	(t)

Exhibit
Number		Description	Reference

10.62		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporationa, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(u)
10.63		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Lusembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(u)
10	.64#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(u)
10	.65#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(v)
10	.66#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(v)
10	.67#	Stock Unit Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(v)
10	.68#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(v)
10	.69#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated July 31, 2003	(v)
10	.70#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated September 1, 2004	(v)
10	.71#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated December 1, 2004	(v)
10	.72#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated April 27, 2005	(v)
10	.73#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 6, 2003	(v)
10	.74#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(v)
10	.75#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(v)
10	.76#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(v)
10	.77#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(w)
10	.78#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(w)
10	.79#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(w)
10	.80#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(w)
10	.81#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(w)

Exhibit
Number		Description	Reference

10	.82#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(w)
21.1		Subsidiaries of the Registrant	*
23.1		Consent of Independent Registered Public Accounting Firm	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 9, 2005 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on August 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on August 3, 2005 as an Exhibit to the Company’s current Report on Form 10Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(n)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(o)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 3, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

(t)	Previously filed on May 5, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(u)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(v)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Herbalife Ltd.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

/s/  KPMG LLP

Los Angeles, California
February 26, 2007

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$88,248	$154,323
Receivables, net of allowance for doubtful accounts of $4,678 (2005) and $6,917 (2006)	37,266	51,758
Inventories, net	109,785	146,036
Prepaid expenses and other current assets	40,667	41,320
Prepaid income taxes	—	2,080
Deferred income taxes	23,585	60,190

Total current assets	299,551	455,707

Property — at cost:
Furniture and fixtures	5,895	6,434
Equipment	78,324	110,222
Leasehold improvements	11,546	21,281

	95,765	137,937
Less: accumulated depreciation and amortization	(30,819)	(32,671)

Net property	64,946	105,266

Deferred compensation plan assets	13,149	17,607
Other assets	7,510	11,261
Deferred financing costs, net of accumulated amortization of $20,598 (2005) and $268 (2006)	3,531	2,063
Marketing related intangibles	310,000	310,000
Product certifications, product formulas and other intangible assets, net of accumulated amortization of $17,792 (2005) and $20,892 (2006)	4,908	1,808
Goodwill	134,206	113,221

	$837,801	$1,016,933

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,156	$39,990
Royalty overrides	87,401	116,896
Accrued compensation	32,570	45,808
Accrued expenses	93,597	103,767
Current portion of long term debt	9,816	5,599
Advance sales deposits	10,874	11,432
Income taxes payable	12,043	—

Total current liabilities	285,457	323,492
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	253,276	179,839
Deferred compensation liability	15,145	18,166
Deferred income taxes	112,714	126,152
Other non-current liabilities	2,321	15,394

Total liabilities	668,913	663,043

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 175.0 million shares authorized, 69.9 million (2005) and 71.6 million (2006) shares issued and outstanding	140	143
Treasury shares, at cost	(210)	—
Paid-in capital in excess of par value	89,524	132,755
Accumulated other comprehensive income (loss)	605	(782)
Retained earnings	78,829	221,774

Total shareholders’ equity	168,888	353,890

	$837,801	$1,016,933

See the accompanying Notes to Consolidated Financial Statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share amounts)

Product sales	$1,125,045	$1,350,275	$1,627,678
Handling & freight income	184,618	216,475	257,856

Net sales	1,309,663	1,566,750	1,885,534
Cost of sales	269,913	315,746	380,338

Gross profit	1,039,750	1,251,004	1,505,196
Royalty overrides	464,892	555,665	675,245
Selling, general & administrative expenses, including, $9.3 million (2004), $5.7 million (2005) and $1.4 million (2006) of related party expenses	436,139	476,268	573,005

Operating income	138,719	219,071	256,946
Interest expense, net	123,305	43,924	39,541

Income before income taxes	15,414	175,147	217,405
Income taxes	29,725	82,007	74,266

NET INCOME (LOSS)	$(14,311)	$93,140	$143,139

Earnings (loss) per share
Basic	$(0.27)	$1.35	$2.02
Diluted	$(0.27)	$1.28	$1.92
Weighted average shares outstanding
Basic	52,911	68,972	70,814
Diluted	52,911	72,491	74,509

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

				Paid in	Accumulated	Retained
				Capital in	Other	Earnings	Total
	Preferred	Common	Treasury	Excess of	Comprehensive	(Accumulated	Shareholders’	Comprehensive
	Shares	Shares	Shares	Par Value	Income (Loss)	Deficit)	Equity	Income (Loss)
	(In thousands)

Balance at December 31, 2003	$102			$183,407	$3,427	$50,852	$237,788
Conversion of 102.0 million preferred shares including cumulative dividends of $38.5 million and issuance of 52.0 million common shares	(102)	104		(170,765)		(50,852)	(221,615)
Issuance of 0.9 million common shares from the exercise of stock options		2		1,831			1,833
Tax benefit from exercise of stock options				1,179			1,179
Additional capital from stock options				2,036			2,036
Issuance of 15.7 million common shares from the IPO		31		200,065			200,096
Issuance of warrants				2,878			2,878
Dividends paid				(146,038)			(146,038)
Net loss						(14,311)	(14,311)	$(14,311)
Foreign currency translation adjustment					(538)		(538)	(538)
Unrealized gain on derivatives					2,798		2,798	2,798
Reclassification adjustments for loss on derivative instruments					(1,764)		(1,764)	(1,764)
Total comprehensive loss								$(13,815)

Balance at December 31, 2004	$—	$137		$74,593	$3,923	$(14,311)	$64,342
Issuance of 1.2 million common shares from the exercise of stock options		3		2,128			2,131
Tax benefit from exercise of stock options				9,675			9,675
Additional capital from stock options				3,045			3,045
Treasury shares purchased			(210)				(210)
Other				83	42		125
Net income						93,140	93,140	$93,140
Foreign currency translation adjustment					(3,699)		(3,699)	(3,699)
Unrealized gain on derivatives					339		339	339
Total comprehensive income								$89,780

Balance at December 31, 2005	$—	$140	$(210)	$89,524	$605	$78,829	$168,888

Issuance of 1.8 million common shares from exercise of stock options, SARs and restricted stock grants		3		11,770			11,773
Tax benefit from exercise of stock options				20,179			20,179
Additional capital from stock options				11,298			11,298
Retirement of treasury shares			210	(16)		(194)	—
Net income						143,139	143,139	$143,139
Foreign currency translation adjustment					(974)		(974)	(974)
Unrealized loss on marketable securities					(40)		(40)	(40)
Unrealized loss on derivatives					(373)		(373)	(373)
Total comprehensive income								$141,752

Balance at December 31, 2006	$—	$143	$—	$132,755	$(782)	$221,774	$353,890

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(14,311)	$93,140	$143,139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,896	35,436	29,995
Excess tax benefits from share-based payment arrangements	—	—	(20,179)
Stock based compensation expenses	2,036	3,045	11,298
Amortization of discount and deferred financing costs	6,856	1,397	340
Deferred income taxes	3,618	(12,455)	(19,544)
Unrealized foreign exchange transaction gain	(1,219)	(4,633)	(4,905)
Write-off of deferred financing costs & unamortized discounts	30,830	5,971	7,116
Other	3,438	960	141
Changes in operating assets and liabilities:
Receivables	3,997	(8,155)	(12,228)
Inventories	(7,569)	(40,247)	(29,943)
Prepaid expenses and other current assets	(21,149)	2,206	(737)
Other assets	(1,292)	(376)	(3,223)
Accounts payable	449	16,647	(1,886)
Royalty overrides	5,323	5,852	26,325
Accrued expenses and accrued compensation	32,513	15,040	31,543
Advance sales deposits	2,440	1,557	(17)
Income taxes payable	(1,186)	26,704	24,192
Deferred compensation plan liability	(8,560)	1,263	3,020

NET CASH PROVIDED BY OPERATING ACTIVITIES	80,110	143,352	184,447

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(23,081)	(31,536)	(62,460)
Proceeds from sale of property	6	68	111
Net change in restricted cash	5,701	39	—
Deferred compensation plan assets	9,288	(1,097)	(4,459)

NET CASH USED IN INVESTING ACTIVITIES	(8,086)	(32,526)	(66,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(184,538)	—	—
Issuance of 9.5% Notes	267,437	—	—
Repurchase of 15.5% Senior Notes and 11.75% Notes	(199,422)	—	—
Borrowings from long-term debt	208,870	5,073	215,000
Principal payments on long-term debt	(127,230)	(232,508)	(134,528)
Repurchases of 9 1/2% Notes and 11 3/4% Notes	—	—	(165,137)
Conversion of preferred shares	(183,115)	—	—
Proceeds from issuance of common shares	200,096	—	—
Increase in deferred financing costs	(7,091)	—	(2,331)
Excess tax benefits from share-based payment arrangements	—	—	20,179
Exercise of stock options	1,833	2,131	11,773
Other	—	(586)	—

NET CASH USED IN FINANCING ACTIVITIES	(23,160)	(225,890)	(55,044)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,034	1,735	3,480

NET CHANGE IN CASH AND CASH EQUIVALENTS	50,898	(113,329)	66,075
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,679	201,577	88,248

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,577	$88,248	$154,323

CASH PAID DURING THE YEAR
Interest paid	$88,108	$38,226	$39,826

Income taxes paid	$20,491	$65,408	$64,533

NON CASH ACTIVITIES
Accrued Capital expenditures	$7,198	$1,068	$4,410

See the accompanying Notes to Consolidated Financial Statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, incorporated on April 4, 2002, and its direct and indirect wholly-owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company, WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation, were formed on behalf of Whitney & Co., LLC, or Whitney, and Golden Gate Private Equity, Inc., or Golden Gate, in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries, or Herbalife International, on July 31, 2002, or the Acquisition. Herbalife and its subsidiaries are referred to collectively herein as the Company.

IPO Recapitalization

On December 16, 2004, Herbalife completed an initial public offering of its common shares, or IPO, as part of a series of recapitalization transactions, including:

•	a tender offer for $159.8 million of Herbalife International’s outstanding 11 3/4% senior subordinated notes due 2010, or the 11 3/4% Notes;

•	the replacement of Herbalife International’s existing $205.0 million senior credit facility with a new $225.0 million senior credit facility;

•	the payment of a $139.8 million special cash dividend to the pre-IPO shareholders of Herbalife; and

•	the amendment of Herbalife’s Memorandum and Articles of Association to: (1) effect a 1:2 reverse stock split of Herbalife’s common shares; (2) increase Herbalife’s authorized common shares to 500 million shares; and (3) increase Herbalife’s authorized preference shares to 7.5 million shares, all of which took effect on December 1, 2004.

As a planned continuation of the IPO recapitalization, Herbalife exercised a contract provision in December 2004 to redeem 40%, or $110.0 million principal value (excluding a premium of $10.5 million), of the Company’s 9 1/2% notes due 2011, or the 9 1/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The redemption premium of $10.5 million and the write-off of deferred financing fees of $3.7 million associated with this redemption are included in interest expense in the first quarter of 2005.

In connection with the IPO and the recapitalization, the Company incurred $24.7 million in fees and expenses, $19.8 million of which were associated with the IPO and were included in equity and $4.9 million of which were associated with the establishment of a credit facility and were included in deferred financing costs. This credit facility was fully repaid in the third quarter of 2006 and the associated deferred financing costs were written off. See Note 4 for discussion.

Secondary Offering

On December 19, 2005, Herbalife completed a secondary public offering of 13 million common shares held by certain existing shareholders. The selling shareholders received all net proceeds from the sale of common shares in this offering. Accordingly, Herbalife did not receive any proceeds from the sale of common shares.

2.	Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife and its subsidiaries. All common shares and earnings per share data for the successor give effect to a 1:2 reverse stock split, which took effect December 1, 2004. The Company also officially changed its name from WH Holdings (Cayman Islands) Ltd. to Herbalife Ltd. effective December 1, 2004.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, Accounting for Income Taxes, or FIN 48. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 will be adopted at the beginning of fiscal year 2007. Management does not expect the impact to be material to the Company’s consolidated financial statements.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force, or EITF, Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation), or EITF 06-3. EITF 06-3 clarifies that the scope of this issue includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The Company will adopt EITF 06-3 at the beginning of fiscal year 2007. The Company currently present sales taxes collected from customers on a net basis and will include disclosure of this accounting policy in the Company’s consolidated financial statements upon adoption of EITF 06-3.

In September 2006, the FASB issued No. 157, Fair Value Measurement, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current year Financial Statements, or SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is effective for fiscal years ending after November 15, 2006 and it allows a one-time transitional cumulative effect adjustment to beginning-of-year retained earnings at the first fiscal year ending after November 15, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 in 2006 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Foreign Currency Translation

In substantially all of the countries that the Company operates, the functional currency is the local currency. Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Transaction gains and losses, which include the cost of forward exchange and option contracts and the related settlement gains and losses, are included in Selling, General & Administrative Expenses in the accompanying consolidated statement of income. The Company recorded transaction losses of $1.9 million and $2.3 million for the years ended December 31, 2004 and 2006, respectively, and a transaction gain of $0.7 million for the year ended December 31, 2005.

Forward Exchange Contracts and Option Contracts

The Company enters into forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company also enters into interest rate swaps in managing its interest rate risk on its variable rate term loan. The Company does not use the contracts for trading purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of operations.

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

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	Marketable securities are based on the quoted market prices for these instruments;

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Foreign exchange contracts are based on exchange rates at period end;

•	The fair value of option and forward contracts are based on dealer quotes;

•	The book values of the Company’s variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company; and

•	The fair values for fixed rate borrowings have been determined based on recent market trade values, and are disclosed in Note 4 to Consolidated Financial Statements.

Inventories

Inventories are stated at lower of cost (on the first-in, first-out basis) or market. The Company had reserves for obsolete and slow moving inventory totaling $8.0 million and $11.4 million as of December 31, 2005 and 2006, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt.

Long-Lived Assets

Depreciation of furniture, fixtures and equipment (including computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Depreciation of property and equipment totaled $20.0 million, $21.4 million and $27.3 million for the year ended December 31, 2004, 2005 and 2006, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are amortized over their expected lives, which are three years for the distributor network, five years for product formulas and two years for product certifications. The annual amortization expense for intangibles was $23.9 million, $14.0 million and $3.1 million for the years ended December 31, 2004, 2005 and 2006, respectively, and will be $1.8 million for the year ended December 31, 2007 and zero for years thereafter.

As of December 31, 2005 and 2006, the goodwill balance was $134.2 million and $113.2 million, respectively. The $21.0 million decrease was due primarily to the effect of the settlement of an international tax audit related to the pre-Acquisition period and the realization of pre-Acquisition net operating losses.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Operating Leases

The Company leases all of its physical properties under operating leases. Certain lease agreements generally include rent holidays and tenant improvement allowances. The Company recognizes rent holiday periods on a straight-line basis over the lease term beginning with the date the Company takes possession of the leased space. The Company also records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the terms of the lease to rent.

Research and Development

The Company’s research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

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

The following are the share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2004	2005	2006

Weighted average shares used in basic computations	52,911	68,972	70,814
Dilutive effect of exercise of options outstanding	—	3,390	3,449
Dilutive effect of warrants	—	129	246

Weighted average shares used in diluted computations	52,911	72,491	74,509

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options to purchase 1.5 million, 1.4 million and 0.3 million common shares at prices ranging from $12.00 to $25.00, $23.00 to $29.45 and $36.60 to $40.16 were outstanding during 2004, 2005 and 2006, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares or the potential issuance of options would decrease loss per share. Therefore such options would be anti-dilutive.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

Historically, product returns have not been significant, and the allowances for product returns are consistent with the actual returns.

Accounting for Stock Options

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for share-based awards made under these plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price. As allowed by SFAS No. 123, the Company only adopted the disclosure requirements of SFAS No. 123.

The following tables illustrate the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each period (in millions, except per share amounts):

	Year Ended December 31,
	2004	2005

Net income (loss) as reported	$(14.3)	$93.1
Add: Stock-based employee compensation expense included in reported net income	1.2	1.8
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(2.6)	(6.8)

Pro forma net income (loss)	$(15.7)	$88.1

Basic earnings (loss) per share
As reported	$(0.27)	$1.35
Pro forma	$(0.30)	$1.28
Diluted earnings (loss) per share
As reported	$(0.27)	$1.28
Pro forma	$(0.30)	$1.21

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, or SFAS No. 123R. This statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company used the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated.

The fair value of the stock options granted during the periods presented was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2004	2005	2006

Risk free interest rate	3.6%	4.0%	3.9%
Expected option life	5.0 years	6.3 years	6.3 years
Volatility	16.51%	32.75%	37.03%
Dividend yield	0.00%	0.00%	0.00%

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

3.	Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2005	2006

Weight Management and Targeted Nutrition	$86.6	$125.0
Outer Nutrition®	13.9	12.7
Literature, promotional and others	9.3	8.3

Total Inventories, net	$109.8	$146.0

Inventories are presented net of the reserves for obsolete and slow moving inventory of $8.0 million and $11.4 million at December 31, 2005 and 2006, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2005	2006

11 3/4% Notes	$0.1	$—
Borrowings under Prior Credit Facility	89.8	—
Borrowings under New Credit Facility (see below)	—	179.5
9 1/2% Notes, net of unamortized discounts of $3.7 million (2005)	161.3	—
Capital leases	5.4	5.2
Other debt	6.5	0.7

	263.1	185.4
Less: current portion	9.8	5.6

	$253.3	$179.8

Interest expense was $123.3 million, $43.9 million and $39.5 million for the years ended December 31, 2004, 2005 and 2006, respectively.

In February 2005, the Company redeemed $110.0 million principal amount of the 9 1/2% Notes. The redemption price of $124.1 million included a purchase premium of $10.5 million and accrued interest of $3.6 million. During 2005 the Company prepaid approximately $109.0 million of its term loan under the $225.0 million senior secured credit facility, originally entered into on December 21, 2004, or the Prior Credit Facility, resulting in approximately $2.2 million of additional interest expense from the write-off of unamortized deferred financing costs. In March 2006, the Company made a prepayment on its term loan under the Prior Credit Facility of $9.8 million. Consequently, the Company expensed $0.2 million of related unamortized deferred financing costs in the first quarter of 2006.

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders. The New Credit Facility is comprised of a $200.0 million term loan and a $100.0 million revolving credit facility and replaced the Prior Credit Facility. The new term loan bears interest as LIBOR rate plus a margin of 1.5%, or the base rate plus a margin of 0.50% and matures on July 21, 2013. The new revolver bears interest at LIBOR rate plus a margin of 1.25%, or the base rate plus a margin of 0.25% and is available until July 21, 2012. The Company incurred approximately $2.3 million of debt issuance costs which are being amortized over the term of the debt. The Company used $65.0 million in available cash and $15.0 million in borrowings under the new revolving credit facility to repay all amounts outstanding under the Prior Credit Facility amounting to $79.6 million. Consequently, the Company expensed $1.7 million of unamortized deferred financing costs related to the Prior Credit Facility. Also in July 2006, the Company redeemed the outstanding $0.1 million aggregate principal amount of the 11 3/4% Notes.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the New Credit Facility to repay the borrowings under the new revolver and to fund the redemption of its 9 1/2% Notes. The total redemption price of the 9 1/2% Notes was $187.8 million, consisting of $165.0 million aggregate principal amount, $16.6 million purchase premium and $6.2 million accrued interest. The redemption premium of $16.6 million and the write-off of unamortized deferred financing costs and discounts of $4.6 million associated with the 9 1/2% Notes were included in interest expense in the third quarter of 2006.

In September 2006, the Company made a prepayment on the term loan under the New Credit Facility of $20.0 million, resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs. As of December 31, 2006, the Company is obligated to pay approximately $0.4 million each quarter

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

until June 30, 2013 and the remaining principal on July 21, 2013 for the new term loan. The new term loan bears a variable interest rate, and on December 31, 2006, the average interest rate was 6.85%.

Annual scheduled principal payments of long-term debt are: $5.6 million, $3.0 million, $2.5 million, $1.9 million, $1.9 million for the year ended December 31, 2007, 2008, 2009, 2010 and 2011, and $170.5 million thereafter.

As of December 31, 2006, no borrowings were outstanding under the new revolver.

5.	Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2016. Under the lease agreements, the Company is also obligated to pay property taxes, insurance, and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2006, were as follows (in millions):

	Operating	Capital

2007	$18.8	$3.2
2008	12.9	1.3
2009	11.1	0.6
2010	9.6	0.1
2011	8.6	0.1
Thereafter	32.8	—

Total	$93.8	$5.3

Less: amounts included above representing interest		0.1

Present value of net minimum lease payments		$5.2

Rental expense for the years ended December 31, 2004, 2005, and 2006 were $22.5 million, $25.6 million, and $34.4 million respectively.

Property under capital leases is included in property on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2005	2006

Equipment	$13.9	$11.6
Less: accumulated depreciation	(8.1)	(9.0)

Total	$5.8	$2.6

6.	Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute between 2% to 17% of their compensation, and the Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. The Company contributed $1.3 million for the year ended December 31, 2004, $1.4 million for the year ended December 31, 2005, and $1.6 million for the year ended December 31, 2006.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has non-qualified deferred compensation plans for select groups of management: the “Management Plan” and the “Senior Executive Plan.” The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year, or Annual Deferral Amount. The Company makes matching contributions on behalf of each participant in the Senior Executive Plan. The Senior Executive Plan provides that the amount of the matching contributions is to be determined by the Company in its discretion. For 2006, the matching contribution was 3% of a participant’s base salary.

Each participant in either of the non-qualified deferred compensation plans discussed above has at all times a fully vested and non-forfeitable interest in each year’s contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred.

The total deferred compensation expense of the two non-qualified deferred compensation plans net of participant contributions was $1.0 million for the years ended December 31, 2004, and $0.9 million for the year ended December 31, 2005 and $1.8 million for the year ended December 31, 2006. The total long-term deferred compensation liability under the two deferred compensation plans was $15.1 million and $18.2 million at December 31, 2005 and 2006, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $13.1 million and $17.6 million as of December 31, 2005 and 2006, respectively.

7.	Transactions with related parties

In 2004, Whitney acquired a 50 percent indirect ownership interest in Shuster Laboratories, Inc., or Shuster, a provider of product testing and formula development for Herbalife. For the year ended December 31, 2005, total purchases from Shuster were $32,000. For the year ended December 31, 2006, there were no purchases from Shuster.

In 2004, Whitney acquired a 50 percent indirect ownership interest in TBA Entertainment, or TBA, a provider of creative services to Herbalife. For the year ended December 31, 2005, a payment of $5.7 million was made to TBA for services relating to the 25th Anniversary Extravaganza, the majority of which were reimbursements of Extravaganza expenses paid to third parties. For the year ended December 31, 2006, payments to TBA were $1.4 million.

In 2004, Golden Gate acquired a 47 percent ownership interest in Leiner Health Products Inc., or Leiner, a nutritional manufacturer and supplier of certain Herbalife products. For the year ended December 31, 2005, total purchases from Leiner were $0.1 million. For the year ended December 31, 2006, there were no purchases from Leiner.

In January 2005, Whitney, together with its affiliates, acquired a 77 percent ownership interest in Stauber Performance Ingredients, or Stauber, a value-added distributor of bulk specialty for nutraceutical ingredients. For the years ended December 31, 2005 and December 31, 2006, total purchases from Stauber were $1.8 million and $0.25 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Herbalife International and certain of its distributors have been named as defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Herbalife International’s distributors are independent contractors and if any such distributors in fact violated the TCPA they also violated Herbalife’s policies which require its distributors to comply with all applicable federal, state and local laws. The Company believes that it has meritorious defenses to the suit.

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

The total undeclared and unpaid cumulative dividends on preferred shares were $32.8 million on December 31, 2003. On March 8, 2004, the preferred shares were redeemed for the original issue price of $183.1 million in addition to dividends of $38.5 million and converted into common shares on a one-to-one basis.

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by its credit agreement, cash requirements, future prospects and other factors deemed relevant by its board of directors. The New Credit Facility permits payments of dividends as long as no default or event of default exists and the amount of dividends paid does not exceed the sum of $300.0 million plus fifty percent of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of dividend.

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

In December 2004, the Company completed an IPO and offered its common shares as part of a series of recapitalization transactions in connection with the IPO (See Note 1).

The Company had 68.6 million, 69.9 million and 71.6 million common shares outstanding at December 31, 2004, 2005 and 2006, respectively. The Company has six stock-based compensation plans which are the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Incentive Plan, or the 2004 Stock Incentive Plan, the 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Herbalife Ltd. Executive Incentive Plan, or the Executive Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan was intended to replace the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remain available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The purpose of the Executive Incentive Plan is to govern the award and payment of annual bonuses to certain company executives. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of December 31, 2006 include stock options, stock appreciation rights, or SARS, and stock units.

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board, or APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for share-based awards made under these plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent the then current market price of the underlying stock exceeds the exercise price. On January 1, 2006, the Company adopted SFAS No. 123R. This statement replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted. The Company adopted SFAS No. 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. For the twelve months ended December 31, 2006, stock-based compensation expense of $11.3 million was included in Selling, General & Administrative Expenses, as well as related income tax benefits of $4.2 million recognized in earnings.

As of December 31, 2006, the total unrecognized compensation cost related to nonvested stock awards was $31.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.3 years.

As a result of the adoption of SFAS No. 123R, the Company’s net income for the year ended December 31, 2006 was $5.5 million lower than it would have been under the Company’s previous accounting method for share-based compensation. Basic net earnings per common share for year ended December 31, 2006 were negatively impacted by the change in accounting method by $0.08 per share. The negative impact on diluted net earnings per common share for year ended December 31, 2006 was $0.07 per share. Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash inflows. SFAS No. 123R requires that these excess tax benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the year ended December 31, 2006, excess tax benefits of $20.2 million were generated from option exercises.

Prior to the Company’s initial public offering in December 2004, the Company accounted for stock options under the minimum value method for the SFAS 123 pro forma expense disclosure. SFAS No. 123R is being applied to these awards prospectively and the Company is continuing to recognize compensation expense for these awards under APB Opinion No. 25 based solely on the difference between the fair value of the stock price and exercise price on the date of grant, if any.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if the Company had applied the fair value recognition provision of SFAS No. 123 to options granted under the Company’s stock-based compensation plans for the years ended December 31, 2004 and December 31, 2005, respectively. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model and amortized to expense using a graded vesting schedule with forfeitures recognized as they occur.

	Year Ended December 31,
	2004	2005
	(In millions, except per share data)

Net income (loss) as reported	$(14.3)	$93.1
Add: Stock-based employee compensation expense included in reported net income, net of tax	1.2	1.8
less: Stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(2.6)	(6.8)

Pro forma net income (loss)	$(15.7)	$88.1

Basic earnings (loss) per share
As reported	$(0.27)	$1.35
Pro forma	$(0.30)	$1.28
Diluted earnings (loss) per share
As reported	$(0.27)	$1.28
Pro forma	$(0.30)	$1.21

The Company’s stock-based compensation plans provide for grants of stock options, stock appreciation rights, restricted stock and stock units. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. SARS vest quarterly over a five-year period beginning on the grant date. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock unit awards under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a 25% rate on each of April 15, July 15 and October 15 of the calendar year in which the award is granted and January 15 of the calendar year following the year in which the award is granted. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on the simplified method, which calculates the expected term using the average of vesting term and contractual term, as stated in Staff Accounting Bulletin No. 107. Because of the very limited historical data all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon on the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common stock, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not paid

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any cash dividends since inception. The following table summarizes the weighted average assumptions used in the calculation of fair market value for the years ended December 31, 2005 and 2006.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,
	2005	2006	2005	2006	2005	2006	2005	2006

Expected volatility	32.75%	37.03%	—	38.39%	—	38.03%	—	37.29%
Dividends yield	zero	zero	—	zero	—	zero	—	zero
Expected term	6.3 years	6.3 years	—	6.3 years	—	2.5 years	—	3.0 years
Risk-free interest rate	4.00%	3.94%	—	4.58%	—	4.36%	—	3.56%

The following tables summarize the activity under the stock-based compensation plans for the year ended December 31, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options & SARS	Shares	Exercise Price	Contractual Term	Value(1)
	(In thousands)			(In millions)

Outstanding at December 31, 2005	10,197	$12.30
Granted	1,319	34.54
Exercised	(1,787)	6.60
Forfeited	(277)	13.55
Outstanding at December 31, 2006	9,452	$16.45	7.45 years	$224

Exercisable at December 31, 2006	3,972	$12.93	6.84 years	$108

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2005	—	$—	$—
Granted	204.8	35.00	7.1
Vested	(14.1)	32.31	(0.9)
Cancelled	(4.6)	32.03	(0.1)
Outstanding and nonvested at December 31, 2006	186.1	35.28	6.1

The weighted-average grant date fair value of stock awards granted during 2006 was $18.44. The total intrinsic value of stock awards exercised during the year ended December 31, 2006 was $55.5 million.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding option groups outstanding at December 31, 2006:

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In millions)			(In millions)

$ 0.88 - $ 3.52	1.8	6.02	$2.64	1.3	$2.57
$ 5.00 - $14.00	1.6	7.03	$10.15	0.9	$10.42
$14.85 - $18.70	3.3	7.71	$15.98	0.9	$16.61
$20.00 - $25.00	1.1	6.85	$23.85	0.6	$24.08
$28.11 - $33.17	1.2	9.10	$31.48	0.3	$31.30
$34.02 - $40.16	0.5	9.60	$37.52	0.1	$36.95

10.	Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company sells products in 63 countries throughout the world and is organized and managed by geographic region. In the first quarter of 2003, the Company elected to aggregate its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

In July 2006, the Company changed its geographic units from four to seven units as part of the Company’s on-going Realignment For Growth efforts. These changes are intended to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in its high potential markets. Historical information presented related to the Company’s geographic units has been reclassified to conform with its current geographic presentation. The Company’s reporting segment’s operating information and sales by product line are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In millions)

Net Sales:
United States	$252.9	$284.7	$338.3
Mexico	102.4	218.9	373.2
Others	954.4	1,063.2	1,174.0

Total Net Sales	$1,309.7	$1,566.8	$1,885.5

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2004	2005	2006
	(In millions)

Operating Margin(1):
United States	$101.9	$120.2	$141.9
Mexico	41.7	96.8	162.7
Others	431.3	478.3	525.3

Total Operating Margin	$574.9	$695.3	$829.9
Selling, general and administrative expense	$436.2	$476.3	$573.0
Interest expense net	123.3	43.9	39.5

Income before income taxes	15.4	175.1	217.4
Income taxes	29.7	82.0	74.3

Net Income (loss)	$(14.3)	$93.1	$143.1

Capital Expenditures:
United States	$25.5	$20.5	$51.4
Mexico	0.5	0.8	3.2
Others	4.3	11.3	12.3

Total Capital Expenditures	$30.3	$32.6	$66.9

	December 31,
	2005	2006
	(In millions)

Total Assets:
United States	$520.1	$698.0
Mexico	52.5	63.7
Others	265.2	253.2

Total Assets	$837.8	$1,014.9

Goodwill:
United States	$36.8	$31.1
Mexico	8.2	6.9
Others	89.2	75.2

Total Goodwill	$134.2	$113.2

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2004	2005	2006
	(In millions)

Net sales by product line:
Weight Management	$561.1	$646.8	$800.6
Targeted Nutrition	562.0	680.7	831.6
Outer Nutrition®	123.1	163.4	151.7
Literature, promotional and other(2)	63.5	75.9	101.6

Total Net Sales	$1,309.7	$1,566.8	$1,885.5

Net sales by geographic region:
North America(3)	$271.2	$303.7	$357.9
Mexico & Central America	103.0	219.8	376.7
Brazil	68.5	111.8	138.3
South America and Southeast Asia(4)	104.6	131.2	199.2
EMEA(5)	536.1	545.3	548.0
Greater China(6)	91.5	112.1	130.6
North Asia(7)	134.8	142.9	134.8

Total Net Sales	$1,309.7	$1,566.8	$1,885.5

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada, Jamaica and Dominican Republic.

(4)	Includes New Zealand and Australia and excludes Brazil.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of China, Hong Kong, and Taiwan.

(7)	Consists of Japan and Korea.

As of December 31, 2006, the net property located in the U.S. and in all foreign countries was $79.6 million and $25.7 million, respectively. As of December 31, 2005, the net property located in the U.S. and in all foreign countries was $47.0 million and $17.9 million, respectively.

As of December 31, 2006, the deferred tax assets related to the US and all the foreign countries was $52.5 million and $21.9 million, respectively. As of December 31, 2005, the deferred tax assets related to the US and all the foreign countries was $15.2 million and $31.2 million, respectively.

11.	Derivative Instruments and Hedging Activities

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2005 and December 31, 2006, the maximum length of time over which the Company is hedging these exposures is approximately three years. The interest rate swap outstanding as of December 31, 2005 was accounted for under the shortcut method, as defined by SFAS No. 133, which assumes the hedge to be perfectively effective. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income, or OCI, until the related forecasted transaction is

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the consolidated statements of income. The estimated net amount of existing gains expected to be reclassified into earnings over the next 12 months is $0.1 million.

On July 21, 2006 the interest rate swap, originally entered into on February 21, 2005, was terminated due to the debt refinancing and interest income of approximately $0.8 million was recorded in the Company’s consolidated statements of income during the quarter ended September 30, 2006. Under the New Credit Facility, the Company is obligated to enter into interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 6.76% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap was designated as a cash flow hedge against LIBOR interest rate movements on the new term loan. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of the hedged item. As of December 31, 2006, the hedge relationship qualified as an effective hedge under SFAS No. 133. Consequently, all changes in the fair value of the derivative are deferred and recorded in OCI until the related forecasted transaction is recognized in the consolidated statements of income. The estimated amount of existing loss expected to be reclassified into earnings over the next 12 months, which related to cash flow hedge, is $0.4 million.

The Company also designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are recorded in the Company’s consolidated statements of income. The Company purchases average rate put options, which give the Company the right, but not the obligation, to sell foreign currency at a specified exchange rate, or strike rate. These contracts provide protection in the event the foreign currency weakens beyond the strike rate. The contracts are used to protect against changes in the functional currency equivalent value of inter-company or third party nonfunctional currency payables and receivables. The fair value of the option contracts is based on third-party bank quotes.

At December 31, 2006, the Company did not have any outstanding option contracts.

The following table provides information about the details of the Company’s option contracts at December 31, 2005.

		Average
Foreign Currency	Coverage	Strike Price	Fair Value	Maturity Date
	(In millions)		(In millions)

Purchase Puts (Company may sell MXP/buy USD)
Mexican Peso	$6.0	10.53-10.79	$0.1	Jan-Mar 2006
Mexican Peso	$5.5	10.64-10.82	$0.1	Apr-Jun 2006
Mexican Peso	$4.5	10.74-10.86	$0.1	Jul-Sep 2006
Mexican Peso	$4.0	10.78-10.90	$0.1	Oct-Dec 2006

	$20.0		$0.4

The Company also uses foreign currency forward contracts, which give the Company the obligation to buy or sell foreign currency at a specified time and rate. Foreign exchange forward contracts are utilized to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below describe the forward contracts that were outstanding as of the dates indicated. The fair value of the forward contracts is based on third-party bank quotes.

	Contract	Forward	Maturity	Contract	Fair
Foreign Currency	Date	Position	Date	Rate	Value
		(In millions)			(In millions)

At December 31, 2006
Buy SEK sell USD	12/28/06	$2.7	1/10/07	6.87	$2.7
Buy EUR sell USD	12/28/06	$1.0	1/10/07	1.31	$1.0
Buy GBP sell USD	12/28/06	$3.5	1/10/07	1.96	$3.5
Buy USD sell TRY	12/28/06	$2.5	1/31/07	1.43	$2.5
Buy JPY sell USD	12/28/06	$5.0	1/31/07	118.57	$5.0
Buy INR sell USD	12/28/06	$5.3	1/31/07	44.54	$5.3
Buy USD sell EUR	12/28/06	$26.3	1/31/07	1.32	$26.4
Buy NZD sell EUR	12/28/06	$0.7	1/31/07	1.87	$0.7
Buy TWD sell EUR	12/28/06	$5.0	1/31/07	42.85	$5.0
Buy NOK sell EUR	12/28/06	$2.0	1/31/07	8.25	$2.0
Buy DKK sell EUR	12/28/06	$1.4	1/31/07	7.46	$1.4
Buy PLN sell EUR	12/28/06	$1.4	1/31/07	3.83	$1.4
Buy USD sell EUR	12/28/06	$0.9	1/31/07	1.32	$0.9
Buy EUR sell USD	12/28/06	$10.5	1/31/07	1.32	$10.5
Buy MYR sell EUR	12/28/06	$0.7	1/31/07	4.64	$0.7
Buy JPY sell EUR	12/28/06	$17.6	1/31/07	156.02	$17.5
Buy EUR sell USD	12/28/06	$24.8	1/31/07	1.32	$24.9
Buy EUR sell SEK	12/28/06	$0.8	1/31/07	9.05	$0.8
Buy EUR sell GBP	12/28/06	$0.9	1/31/07	0.67	$0.9
At December 31, 2005
Buy SEK sell USD	12/28/05	$2.3	1/31/06	7.93	$2.3
Buy EUR sell USD	12/28/05	$0.9	1/31/06	1.19	$0.9
Buy GBP sell USD	12/28/05	$3.1	1/31/06	1.72	$3.1
Buy KRW sell USD	12/28/05	$6.0	1/31/06	1,012.05	$6.0
Buy JPY sell USD	12/28/05	$4.1	1/31/06	117.39	$4.1
Buy CNY sell USD	12/28/05	$15.0	1/31/06	8.03	$15.0
Buy INR sell USD	12/28/05	$5.3	1/31/06	45.34	$5.3
Buy CAD sell Euro	12/30/05	$1.5	1/31/06	1.38	$1.5
Buy NZD sell Euro	12/30/05	$0.7	1/31/06	1.75	$0.7
Buy AUD sell Euro	12/30/05	$0.7	1/31/06	1.63	$0.7
Buy TWD sell Euro	12/30/05	$3.3	1/31/06	39.15	$3.4
Buy USD sell Euro	12/30/05	$0.7	1/31/06	1.19	$0.7
Buy NOK sell Euro	12/30/05	$1.5	1/31/06	8.05	$1.5
Buy DKK sell Euro	12/30/05	$1.3	1/31/06	7.46	$1.3
Buy PLN sell Euro	12/30/05	$0.8	1/31/06	3.84	$0.8
Buy Euro sell USD	12/30/05	$13.4	1/31/06	1.19	$13.7
Buy HUF sell Euro	12/30/05	$0.8	1/31/06	252.83	$0.8
Buy EUR sell USD	12/28/05	$9.5	1/31/06	1.19	$9.5
Buy Euro sell SEK	12/28/05	$0.6	1/31/06	9.42	$0.6
Buy YEN sell CHF	12/28/05	$22.6	1/31/06	89.40	$22.5
Buy Euro sell GBP	12/28/05	$0.8	1/31/06	0.69	$0.8

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end, the total amount of cash held by foreign subsidiaries was $114.0 million, of which $4.4 million was maintained or invested in U.S. dollars.

The interest rate swaps are used to hedge the interest rate exposure on the variable interest rate term loan. The fair value of the interest rate swaps is based on third-party bank quotes. The table below describes the interest rate swaps that were outstanding:

	Notional	Swap	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date
	(In millions)		(In millions)

At December 31, 2006
Interest Rate Swap	$160.0	5.26%	$(0.4)	9/30/2009

In December 2005, the Company entered into a short term interest rate cap agreement, which is not designated under hedge accounting to provide protection in the event of the three month LIBOR rate were to increase beyond 4.75%. The interest rate cap agreement expired in the first quarter of 2006.

12.	Income Taxes

The components of income before income taxes are (in millions):

	Year Ended December 31,
	2004	2005	2006

Domestic	$(9.5)	$166.0	$157.2
Foreign	24.9	9.1	60.2

	$15.4	$175.1	$217.4

Income taxes are as follows (in millions):

	Year Ended December 31,
	2004	2005	2006

Current:
Foreign	$22.0	$34.1	$37.2
Federal	2.4	26.2	54.5
State	1.7	5.3	5.9
Deferred:
Foreign	3.6	(14.9)	(11.5)
Federal	1.1	31.9	(11.6)
State	(1.1)	(0.6)	(0.2)

	$29.7	$82.0	$74.3

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences which gave rise to deferred income tax assets and liabilities are as follows (in millions):

	Year Ended
	December 31,
	2005	2006

Deferred income tax assets:
Accruals not currently deductible	$19.8	$44.7
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	9.4	6.1
Depreciation/amortization	6.2	10.2
Deferred compensation plan	2.0	6.1
Deferred interest expense	3.2	5.4
Accrued state income taxes	4.7	4.8
Accrued vacation	0.1	0.3
Other	7.7	3.0

Gross deferred income tax assets	53.1	80.6
Less: valuation allowance	(6.7)	(6.2)

Net deferred income tax assets	$46.4	$74.4

Deferred income tax liabilities:
Intangible assets	$123.8	$126.1
Inventory deductibles	2.7	1.7
Unrealized foreign exchange	3.1	6.6
Other	5.9	6.0

	$135.5	$140.4

Net	$(89.1)	$(66.0)

At December 31, 2006, the Company’s deferred income tax assets for foreign net operating loss carryforwards of certain foreign subsidiaries of $6.1 million and various other deferred tax assets were reduced by a valuation allowance of $6.2 million. If tax benefits are recognized in the future through reduction of the valuation allowance, $0.1 million of such benefits will be allocated to reduce goodwill.

The foreign tax loss carryforwards of $6.1 million expire in varying amounts between 2006 and indefinitely. The foreign tax realization of the tax loss carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

Income taxes payable was reduced in the fourth quarter of 2006 by $14.0 million related to an $11.8 million reclass of certain pre-acquisition liabilities to goodwill and an adjustment to income tax expense of $2.2 million.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The applicable statutory rate in the Cayman Islands was zero for Herbalife Ltd. for the years ended December 31, 2006, 2005 and 2004. For purposes of the reconciliation between the provision for income taxes at the statutory and the effective tax rate, a notional U.S. 35% rate is applied as follows:

	Year Ended December 31,
	2004	2005	2006
	(In millions)

Tax expense at United States statutory rate	$5.4	$61.3	$76.1
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	18.5	16.5	(3.7)
U.S. tax on foreign income and foreign tax credits	4.1	3.7	5.5
Increase (decrease) in valuation allowances	3.8	(14.5)	0.5
State taxes, net of federal benefit	0.5	3.6	3.8
Intercompany sale of branch	—	5.5	—
Extraterritorial income exclusion	(3.2)	(5.6)	(6.3)
Non-deductible expenses	—	4.8	—
Other	0.6	6.7	(1.6)

Total	$29.7	$82.0	$74.3

13.	Restructuring Reserve

In July 2006, the Company initiated a realignment of its employee base as part of its Realignment For Growth plan. The Company recorded $3.0 million professional fees, severance and related costs in the preparation stages of the plan in the third quarter of 2006. The Company recorded severance and related costs of $7.5 million, which was included in Selling, General and Administrative Expenses, related to this realignment in the fourth quarter of 2006. The Company expects to complete the realignment in 2007 and estimates that the corresponding severance and related cost in 2007 will be approximately $1.0 million.

The following table summarizes the components of this reserve during fiscal 2006:

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2005	$—	$—	$—	$—
Charges	7.2	0.2	3.1	10.5
Cash Payments	2.6	—	2.7	5.3

Balance as of December 31, 2006	$4.6	$0.2	0.4	5.2

14.	Subsequent Event

On February 2, 2007, the Company’s Board of Directors received a proposal from Whitney V L.P. and its affiliates to acquire all of the Company’s outstanding common shares for $38.00 per share in cash. Whitney and its affiliates currently own an aggregate of approximately 27.0% of the Company’s outstanding common shares. The Company’s Board of Directors has established a special committee consisting solely of independent directors to review the proposal. There is no assurance that the Company will enter into this or any transaction.

Based on the information set forth in the Forms 4 filed on February 8 and 12, 2007, and the Form 13 G/A filed on February 14, 2007, by Golden Gate and its affiliated funds, the Company believes that as of February 7, 2007, Golden Gate and its affiliated funds no longer beneficially own any of the Company’s common shares.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Information (Unaudited)

	2005	2006
	(In millions, except per share data)

First Quarter Ended March 31
Net sales	$372.1	$455.8
Gross profit	296.3	364.4
Net income	13.3	38.7
Earnings per share
Basic	$0.19	$0.55
Diluted	$0.19	$0.53
Second Quarter Ended June 30
Net sales	$384.7	$466.0
Gross profit	307.3	373.3
Net income	22.8	36.3
Earnings per share
Basic	$0.33	$0.51
Diluted	$0.32	$0.49
Third Quarter Ended September 30
Net sales	$401.0	$476.4
Gross profit	321.5	379.2
Net income	27.1	26.5
Earnings per share
Basic	$0.39	$0.37
Diluted	$0.37	$0.36
Fourth Quarter Ended December 31
Net sales	$409.0	$487.4
Gross profit	325.9	388.2
Net income	30.0	41.6
Earnings per share
Basic	$0.43	$0.58
Diluted	$0.41	$0.56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE Ltd.

By:	/s/ RICHARD GOUDIS
Richard Goudis
Chief Financial Officer

Dated: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director (Principal Executive Offices)	February 26, 2007

/s/ RICHARD GOUDIS Richard Goudis	Chief Financial Officer (Principal Financial Officer)	February 26, 2007

/s/ DAVID PEZZULLO David Pezzullo	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2007

/s/ PETER CASTLEMAN Peter Castleman	Director, Chairman of the Board	February 26, 2007

/s/ LEROY BARNES Leroy Barnes	Director	February 26, 2007

/s/ RICHARD BERMINGHAM Richard Bermingham	Director	February 26, 2007

/s/ DAVID D. HALBERT David D. Halbert	Director	February 26, 2007

/s/ PETER MASLEN Peter Maslen	Director	February 26, 2007

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 26, 2007

/s/ VALERIA RICO Valeria Rico	Director	February 26, 2007

/s/ JOHN TARTOL John Tartol	Director	February 26, 2007

/s/ LEON WAISBEIN Leon Waisbein	Director	February 26, 2007