Form 10-Q
period 2007-03-31
HERBALIFE LTD.
filed 2007-05-01
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-32381

HERBALIFE LTD.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0377871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT
Ugland House, South Church Street
Grand Cayman, Cayman Islands 90067
(Address of principal executive offices) (Zip code)

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

Number of shares of registrant’s common shares outstanding as of April 25, 2007 was 71,843,113.

HERBALIFE LTD.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three Months ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2006	2007
		(Unaudited)
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,323	$162,207
Receivables, net of allowance for doubtful accounts of $6,917 (2006) and $6,783 (2007)	51,758	49,268
Inventories, net	146,036	130,114
Prepaid expenses and other current assets	41,320	48,914
Deferred income taxes	60,190	56,248
Prepaid income taxes	2,080	—

Total current assets	455,707	446,751

Property, at cost, net of accumulated depreciation and amortization of $32,671 (2006) and $40,245 (2007)	105,266	106,182
Deferred compensation plan assets	17,607	18,002
Other assets	11,261	11,352
Deferred financing costs, net of accumulated amortization of $268 (2006) and $547 (2007)	2,063	1,784
Marketing related intangibles	310,000	310,000
Product certification, product formulas and other intangible assets, net of accumulated amortization of $20,892 (2006) and $21,667 (2007)	1,808	1,033
Goodwill	113,221	112,964

TOTAL	$1,016,933	$1,008,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,990	$26,557
Royalty overrides	116,896	103,899
Accrued compensation	45,808	33,968
Accrued expenses	103,767	100,435
Current portion of long term debt	5,599	4,290
Advance sales deposits	11,432	7,076
Income taxes payable	—	20,330

Total current liabilities	323,492	296,555

NON-CURRENT LIABILITIES:
Long term debt, net of current portion	179,839	149,892
Deferred compensation	18,166	18,329
Deferred income taxes	126,152	126,169
Other non-current liabilities	15,394	16,754

Total liabilities	663,043	607,699

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 175.0 million shares authorized, 71.6 million (2006) and 71.8 million (2007) shares issued and outstanding	143	144
Paid-in-capital in excess of par value	132,755	138,533
Accumulated other comprehensive loss	(782)	(1,262)
Retained earnings	221,774	262,954

Total shareholders’ equity	353,890	400,369

TOTAL	$1,016,933	$1,008,068

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$393,604	$437,993
Handling & freight income	62,184	70,106

Net sales	455,788	508,099
Cost of sales	91,366	107,283

Gross profit	364,422	400,816
Royalty overrides	165,298	180,260
Selling, general & administrative expenses	135,044	149,428

Operating income	64,080	71,128
Interest expense, net	6,015	2,204

Income before income taxes	58,065	68,924
Income taxes	19,369	27,744

NET INCOME	$38,696	$41,180

Earnings per share:
Basic	$0.55	$0.57
Diluted	$0.53	$0.55
Weighted average shares outstanding:
Basic	69,947	71,722
Diluted	73,451	74,943

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,696	$41,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,064	8,263
Stock-based compensation expense	2,434	3,482
Excess tax benefits from share-based payment arrangements	(1,491)	(1,321)
Amortization of discount and deferred financing costs	286	76
Deferred income taxes	4,544	3,951
Unrealized foreign exchange loss (gain)	(537)	2,474
Write-off of deferred financing costs and unamortized discounts	181	204
Other	(49)	887
Changes in operating assets and liabilities:
Receivables	(7,637)	3,025
Inventories	4,886	15,174
Prepaid expenses and other current assets	(11,156)	(10,312)
Other assets	(2,407)	(103)
Accounts payable	(7,492)	(13,441)
Royalty overrides	2,389	(12,858)
Accrued expenses and accrued compensation	4,349	(14,254)
Advance sales deposits	5,926	(4,350)
Income taxes payable	3,201	23,860
Deferred compensation liability	530	163

NET CASH PROVIDED BY OPERATING ACTIVITIES	$43,717	$46,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(12,083)	(9,060)
Proceeds from sale of property	46	36
Deferred compensation plan assets	(2,623)	(395)

NET CASH USED IN INVESTING ACTIVITIES	$(14,660)	$(9,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(12,286)	(31,301)
Exercise of stock options	806	976
Excess tax benefits from share-based payment arrangements	1,491	1,321

NET CASH USED IN FINANCING ACTIVITIES	$(9,989)	$(29,004)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,905	207

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,973	7,884
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	88,248	154,323

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,221	$162,207

CASH PAID FOR:
Interest	$1,673	$3,270

Income taxes	$13,046	$7,737

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$100	$47

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement and personal care products through a network of over 1.5 million independent distributors except in China, where the company currently sells the products through retail stores and an employed sales force. The Company reports revenue from seven geographic units: North America, which consists of the U.S., Canada, Jamaica and the Dominican Republic; Mexico and Central America, which consists of Mexico, Costa Rica and Panama; Brazil; South America and Southeast Asia, which includes New Zealand and Australia and excludes Brazil; EMEA, which consists of Europe, the Middle East and Africa; and Greater China, which consists of China, Taiwan and Hong Kong.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by accounting principles generally accepted in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of and for the three months ended March 31, 2007 include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2006 and March 31, 2007. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Transactions with related parties

Whitney & Co., LLC, or Whitney, holds a 50 percent indirect ownership interest in TBA Entertainment, or TBA, a provider of creative services to the Company. For the three months ended March 31, 2006, no payments were made to TBA. For the three months ended March 31, 2007, payments to TBA were $0.8 million.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt

Long-term debt consists of the following:

	As of
	December 31,	March 31,
	2006	2007
	(In millions)

Borrowings under senior credit facility	$179.5	$149.5
Capital leases	5.2	4.3
Other debt	0.7	0.4

	185.4	154.2
Less: current portion	5.6	4.3

	$179.8	$149.9

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility with a syndicate of financial institutions as lenders. The credit facility is comprised of a $200.0 million term loan and a $100.0 million revolving credit facility and replaced the $225.0 million senior secured credit facility, originally entered into on December 21, 2004. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolver bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the new credit facility in July 2006 which are being amortized over the term of the debt. The Company repaid all amounts outstanding under the $225.0 million senior secured credit facility. Consequently, the Company expensed $1.7 million of unamortized deferred financing costs related to that credit facility. Also in July 2006, the Company redeemed the outstanding $0.1 million aggregate principal amount of its 11 3/4% Notes.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the new credit facility to fund the redemption of its 9 1/2% Notes due 2011. The total redemption price of the 9 1/2% Notes was $187.8 million and consisted of $165.0 million aggregate principal amount, $16.6 million purchase premium and $6.2 million accrued interest. The redemption premium of $16.6 million and the write-off of unamortized deferred financing costs and discounts of $4.6 million associated with the 9 1/2% Notes were included in interest expense in the third quarter of 2006.

In September 2006, the Company prepaid $20.0 million of its new term loan borrowings resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs. In March 2007, the Company made another prepayment of $29.5 million and the Company expensed approximately $0.2 million of related unamortized deferred financing costs.

No borrowings were outstanding under the revolver at March 31, 2007.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

6.	Comprehensive Income

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(In millions)

Net income	$38.7	$41.2
Unrealized gain (loss) on derivative instruments	0.1	(0.1)
Foreign currency translation adjustment	(0.1)	(0.3)

Comprehensive income	$38.7	$40.8

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Segment Information

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

The Company sells products in 64 countries throughout the world and is organized and managed by geographic units. The Company aggregates its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

In July 2006, the Company changed its geographic units from four to seven as part of the Company’s on-going Realignment for Growth efforts. These changes were intended to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in its high potential markets. Historical information presented related to the Company’s geographic units has been reclassified to conform to the current geographic presentation. The Company’s reporting segment’s operating information and sales by product line are as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(In millions)

Net sales:
United States	$81.4	$99.7
Mexico	83.5	94.0
Others	290.9	314.4

Total net sales	$455.8	$508.1
Operating margin (1):
United States	$27.8	$32.9
Mexico	37.3	37.2
Others	134.0	150.4

Total operating margin	$199.1	$220.5
Selling, general and administrative expenses	135.0	149.4
Interest expense, net	6.1	2.2

Income before income taxes	58.0	68.9
Income taxes	19.3	27.7

Net income	$38.7	$41.2

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of
	December 31,	March 31,
	2006	2007
	(In millions)

Total Assets:
United States	$698.0	$662.2
Mexico	63.7	63.5
Others	255.2	282.4

Total assets	$1,016.9	$1,008.1

	Three Months Ended
	March 31,	March 31,
	2006	2007
	(In millions)

Net sales by product line:
Weight management	$190.2	$220.1
Targeted nutrition	200.6	224.0
Outer Nutrition®	40.9	36.4
Literature, promotional and other (2)	24.1	27.6

Total net sales	$455.8	$508.1

Net sales by geographic unit:
North America (3)	$87.1	$104.5
Mexico and Central America (8)	84.0	95.9
Brazil	35.5	33.3
South America and Southeast Asia (4)	43.5	55.8
EMEA (5)	141.5	143.2
Greater China (6)	28.6	40.7
North Asia (7)	35.6	34.7

Total net sales	$455.8	$508.1

(1)	Operating margin consists of net sales less cost of sales and Royalty Overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada, Jamaica and Dominican Republic.

(4)	Includes New Zealand and Australia and excludes Brazil.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of China, Hong Kong and Taiwan.

(7)	Consists of Japan and Korea.

(8)	Consists of Mexico, Costa Rica and Panama.

8.	Stock Based Compensation

The Company has five stock-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Herbalife

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of March 31, 2007 include stock options, stock appreciation rights, or SARS, and stock units.

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for share-based awards made under the Company’s plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price. On January 1, 2006, the Company adopted SFAS No. 123R. This statement replaces SFAS No. 123, Accounting for Stock Based Compensation, and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company adopted SFAS No. 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the year 2006 includes (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. For the three months ended March 31, 2006 and 2007, stock-based compensation expense was included in Selling, General & Administrative Expenses in the amount of $2.4 million and $3.5 million, respectively, as well as related income tax benefits recognized in earnings in the amount of $1.0 million and $1.2 million, respectively.

As of March 31, 2007, the total unrecognized compensation cost related to nonvested stock awards was $28.6 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash inflows. SFAS No. 123R requires that these excess tax benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006 and 2007, tax benefits of $1.5 million and $1.3 million were generated from option exercises, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s stock-based compensation plans provide for grants of stock options, SARS, and stock units (collectively called the “awards”). Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. SARS vest quarterly over a five-year period beginning on the grant date. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock unit awards under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a 25% rate on each of April 15, July 15 and October 15 of the calendar year in which the award is granted and January 15 of the calendar year following the year in which the award is granted. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data, all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon on the historical volatility of the Company’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not paid any cash dividends since inception. The following table summarizes the weighted average assumptions used in the calculation of fair market value for the three months ended March 31, 2006 and 2007.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	March 31,		March 31,		March 31,		March 31,
	2006	2007	2006	2007	2006	2007	2006	2007

Expected volatility	37.03%	—	38.62%	—	38.62%	—	37.20%	41.82%
Dividends yield	zero	—	zero	—	zero	—	zero	zero
Expected term	6.3 years	—	6.3 years	—	2.5 years	—	3.0 years	3.0 years
Risk-free interest rate	3.94%	—	4.45%	—	3.84%	—	3.41%	5.00%

The following tables summarize the activity under the stock-based compensation plans for the three months ended March 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2006	9,452	$16.45
Exercised	(131)	8.00
Forfeited	(46)	15.97

Outstanding at March 31, 2007	9,275	$16.57	7.2 years	$209.9

Exercisable at March 31, 2007	4,305	$13.32	6.6 years	$111.4

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Grant Date Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2006	186.1	$35.28	$6.1
Granted	18.7	32.01	0.6
Vested	(43.3)	34.16	(1.0)
Cancelled	(0.8)	34.21	—

Outstanding and nonvested at March 31, 2007	160.7	$35.20	$5.7

The weighted-average grant date per share fair value of stock awards granted during the three months ended March 31, 2006 and 2007 was $17.06 and $32.01, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2006 and 2007 was $4.3 million and $3.9 million, respectively.

9.	Income Taxes

On January 1, 2007 the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes. At the date of adoption, the total amount of unrecognized tax benefits, including related interest and penalties, was $42.1 million. If the total amount of unrecognized tax benefits was recognized, $26.0 million of unrecognized tax benefits, $6.9 million of interest and $2.7 million of penalties, would impact the effective tax rate and $6.5 million would result in an increase to goodwill. The Company accounts for interest and penalties generated by tax contingencies as a component of income tax expense. Also, the adoption of FIN 48 does not have a material impact to the retained earnings.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could increase or decrease within the next twelve months and that change could be significant because of uncertainties from international transfer pricing issues, the deductibility of certain operating expenses in various foreign jurisdictions, settlements in foreign tax audits and the expiration of the statute of limitation in several foreign jurisdictions. Because of the nature of these uncertainties, the Company is not able to estimate the range of reasonably possible changes to the amount of unrecognized tax benefits within the next twelve months.

At the adoption date, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2002.

10.	Derivative Instruments and Hedging Activities

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2006 and March 31, 2007, the maximum length of time over which the Company is hedging these exposures is approximately three years.

On July 21, 2006 the interest rate swap agreement, originally entered into on February 21, 2005, was terminated due to the Company’s debt refinancing and interest income of approximately $0.8 million was recorded in the Company’s consolidated statements of income during the quarter ended September 30, 2006. Under the new credit facility, the Company is obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 6.76% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap was designated as a cash flow hedge against LIBOR interest rate movements on the new term loan. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of December 31, 2006 and March 31, 2007, the hedge relationship qualified as an effective hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income, or OCI, until the related forecasted transaction is recognized in the consolidated statements of income.

The Company also designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of these derivatives are included in Selling, General and Administrative Expense in the Company’s consolidated statements of income. The Company purchases average rate put options, as well as forward extra contracts (a combination of a foreign forward exchange contract and an option), to partially mitigate the impact if the foreign currency weakens beyond the strike rate. The Company also uses foreign currency forward and ratio forward contracts to hedge foreign-currency-denominated intercompany transactions. The fair values of the option and forward contracts are based on third-party bank quotes.

11.	Restructuring Reserve

In July 2006, the Company initiated a realignment of its employee base as part of its Realignment for Growth plan. The Company recorded $3.0 million of professional fees, severance and related costs in the preparation stage of the realignment in the third quarter of 2006 and $7.5 million of severance and related costs, which was included in Selling, General and Administrative Expenses, related to this realignment in the fourth quarter of 2006.

In the first quarter of 2007, the Company recorded severance and related costs of $1.5 million, which was included in Selling, General and Administrative Expenses, related to the realignment. The Company expects to complete the realignment during 2007 and recognize an additional $0.3 million of related costs by the end of 2007.

The following table summarizes the components of this reserve during fiscal 2007:

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2006	$4.6	$0.2	$0.4	$5.2
Charges	1.1	0.2	0.2	1.5
Cash payments	(3.1)	(0.1)	(0.3)	(3.5)

Balance as of March 31, 2007	$2.6	$0.3	$0.3	$3.2

12.	Whitney Offer

On February 2, 2007, the Company’s Board of Directors received a proposal from Whitney V L.P. and its affiliates to acquire all of the Company’s outstanding common shares for $38.00 per share in cash. The Company’s Board of Directors established a special committee consisting solely of independent directors to review the proposal. On March 30, 2007, the special committee of the Board of Directors rejected the offer from Whitney V L.P. and thereafter, the Board of Directors disbanded the special committee.

13.	Subsequent Event

On April 18, 2007, the Company announced that its Board of Directors has authorized a program for the company to repurchase up to $300 million of Herbalife common stock during the next two years, at such times and prices as determined by company management, as market conditions warrant. Additionally, the company’s Board of Directors adopted a regular quarterly cash dividend program. As part of this program, the company announced a $0.20 per share cash dividend for the first quarter 2007, payable on May 15, 2007 to shareholders of record on April 30, 2007.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are a global network marketing company that sells weight management, nutritional supplement and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.9 billion for the year ended December 31, 2006. We sell our products in 64 countries through a network of over 1.5 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 27-year operating history.

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

Historical information presented related to our geographic units has been reclassified to conform to our current geographic presentation.

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

Volume Points by Geographic Unit

	For the Three Months Ended March 31,
	2006	2007	% Change
	(Volume points in millions)

North America	130.7	162.3	24.2%
Mexico & Central America	136.4	154.7	13.4%
Brazil	44.7	40.3	(9.8)%
South America & Southeast Asia	56.7	75.5	33.2%
EMEA	148.9	140.4	(5.7)%
Greater China	31.9	44.7	40.1%
North Asia	30.7	32.8	6.8%

Worldwide	580.0	650.7	12.2%

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

	As of March 31,
	2006	2007	% Change

North America	7,616	9,013	18.3%
Mexico & Central America	8,299	7,176	(13.5)%
Brazil	5,087	4,108	(19.2)%
South America & Southeast Asia	6,366	8,858	39.1%
EMEA	9,132	7,642	(16.3)%
Greater China	2,833	5,314	87.6%
North Asia	2,284	2,115	(7.4)%

Worldwide	41,617	44,226	6.3%

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

	Number of Supervisors		Supervisors Retention Rate
	2006	2007	2006	2007

North America	45,778	54,375	41.2%	43.1%
Mexico & Central America	38,344	62,622	57.4%	55.2%
Brazil	27,318	28,974	29.0%	28.8%
South America & Southeast Asia	30,846	46,393	31.6%	33.9%
EMEA	66,103	64,862	45.0%	46.2%
Greater China	19,447	25,868	34.7%	34.7%
North Asia	15,736	15,697	48.6%	43.0%

Worldwide	243,572	298,791	41.5%	42.5%

Supervisors must re-qualify annually. The requalification period covers the twelve months starting in February and ending the following January. The number of supervisors by geographic unit as of the reporting dates will normally be higher than the number of supervisors by geographic unit as of the requalification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor the following February. For the latest twelve month re-qualification period ending January 2007, approximately 42.5 percent of our supervisors re-qualified. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic units.

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

Presentation

“Retail Sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and “Net Sales”, which reflects distribution allowances and handling and freight income, represent what we collect and recognize as net sales in its financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP. You should not consider Retail

Sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of Net Sales to Retail Sales is presented below under “Results of Operations. “Product Sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty Overrides” are our most significant expense and consist of:

•	royalty overrides, and production bonuses which total approximately 15% and 7%, respectively, of the Retail Sales of Weight Management, Targeted Nutrition, Outer Nutrition® and promotional products;

•	the Mark Hughes Bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of Weight Management, Targeted Nutrition, Outer Nutrition® and promotional products; and

•	other discretionary incentive cash bonuses to qualifying distributors.

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

Summary Financial Results

For the three months ended March 31, 2007, net sales increased 11.5% to $508.1 million from $455.8 million for the three months ended March 31, 2006. The increase reflects the continued retailing success from distributors using the Nutrition Club operating method in Mexico and the U.S. The growth in the two markets accounted for 55.1% of the overall increase in net sales. Venezuela and certain other South American countries also experienced significant sales growth due in part to the opening of Peru during the first quarter of 2007, while net sales in Brazil declined. Net sales for the three months ended March 31, 2007 in EMEA and North Asia, were flat when compared to the same period in 2006.

Net income increased for the three months ended March 31, 2007 to $41.2 million, or $0.55 per diluted share, from $38.7 million, or $0.53 per diluted share for the same period in 2006. The net income increase was driven by revenue growth primarily in Mexico and the U.S. markets and lower interest expense following a debt refinancing in July 2006. Net income for the three months ended March 31, 2007 included a $1.0 million unfavorable after tax impact in connection with the Realignment for Growth plan and a $3.6 million charge for an increase in tax reserve. Net income for the three months ended March 31, 2006 included the impact of a $3.7 million tax benefit resulting from an international income tax settlement.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
	March 31,	March 31,
	2006	2007

Operations:
Net sales	100.0%	100.0%
Cost of sales	20.1	21.1

Gross profit	79.9	78.9
Royalty overrides	36.3	35.5
Selling, general & admin expenses	29.6	29.4

Operating income	14.0	14.0
Interest expense	1.3	0.4

Income before income taxes and minority interest	12.7	13.6
Income taxes	4.2	5.5

Net income	8.5%	8.1%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2006					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

EMEA	$232.3	$(111.3)	$121.0	$20.5	$141.5	$234.1	$(112.7)	$121.4	$21.8	$143.2	1.2%
Mexico & Central America	141.5	(68.7)	72.8	11.2	84.0	161.3	(78.4)	82.9	13.0	95.9	14.2%
North America	140.9	(67.7)	73.2	13.9	87.1	168.5	(80.3)	88.2	16.3	104.5	20.0%
SAMSEA	73.3	(34.6)	38.7	4.8	43.5	94.4	(45.5)	48.9	6.9	55.8	28.3%
Brazil	59.0	(28.3)	30.7	4.8	35.5	54.2	(25.7)	28.5	4.8	33.3	(6.2)%
Greater China	45.9	(20.2)	25.7	2.9	28.6	62.6	(25.4)	37.2	3.5	40.7	42.3%
North Asia	58.2	(26.7)	31.5	4.1	35.6	56.1	(25.3)	30.8	3.9	34.7	(2.5)%

Worldwide	$751.1	$(357.5)	$393.6	$62.2	$455.8	$831.2	$(393.3)	$437.9	$70.2	$508.1	11.5%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include company sponsored sales events such as Extravaganzas and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in Selling General & Administrative Expenses. Sales are driven by several factors, including the number and productivity of distributors and supervisors who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in Selling, General & Administrative Expenses.

The factors described above have helped distributors increase their business, which in turn has driven growth in our business. The following net sales by geographic unit discussion further details some of the above factors and describes unique growth factors specific to certain major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

Our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. We expect to increase our spending in Selling, General & Administrative Expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives and in new markets. In addition, new ideas and distributor business methods, or DMO’s, are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico, the Total Plan in Brazil, The Wellness Coach in France, The Sampling Program in the U.S., and Generation Herbalife, or GenH, in many of our markets, as described under “Net Sales” below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and where appropriate, financially support the globalization of these initiatives.

North America

Net sales in North America increased $17.4 million, or 20.0%, for the three months ended March 31, 2007, as compared to the same period of 2006. In local currency, net sales increased 20.2% for the three months ended March 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had an unfavorable impact of $0.1 million on net sales for the three months ended March 31, 2007. The overall increase was a result of net sales growth in the U.S. of $18.3 million or 22.5% for the three months ended March 31, 2007, as compared to the same period of 2006. In the U.S., we expanded our branding efforts with AEG by entering into an exclusive sponsorship agreement with the LA Galaxy soccer team. We also agreed to a major sponsorship agreement with an AVP Volleyball tour athlete, Karch Kiraly.

The increase in net sales in the U.S. was a result of a number of factors, including supervisor growth, up 19.7% at March 31, 2007, as compared to the same period of 2006, the continued strong relationship between the U.S. country management team and the distributor leadership, continued branding efforts such as sponsorship of the 2007 Amgen Tour of California bicycle race and the growth of the Nutrition Club DMO amongst our Latino distributors. To further support the retailing and recruiting efforts of our distributors, we opened a new sales center in Phoenix, Arizona in April 2007 and introduced a new flavor, Pina Colada, into our top selling Formula 1 shake line in the U.S. In January 2007, our Kickoff Supervisor Trainings attracted over 6,700 Distributors across 16 cities.

We believe that 2007 net sales in North America should continue to show positive year over year growth primarily as a result of the expected continuation of strong momentum in the U.S., the continued success and expansion of the Nutrition Club concept and increased focus on the Lead Generation/Sampling.

Mexico and Central America

Net sales in Mexico and Central America for the three months ended March 31, 2007 increased $11.9 million, or 14.2%, as compared to the same period of 2006. In local currency, net sales for the three months ended March 31, 2007 increased 18.6%, as compared to the same period of 2006. The fluctuation of foreign currency rates had an unfavorable impact of $3.8 million on net sales for the three months ended March 31, 2007. The overall increase was primarily a result of net sales growth in Mexico of $10.5 million or 12.6% for the three months ended March 31, 2007.

The increase in net sales in Mexico was primarily driven by very strong sales in the re-qualification month of January 2007 and strong supervisor growth, up 56.2% at March 31, 2007, as compared to March 31, 2006. The 2007 retention rate was 55.1%, as compared to the prior year of 57.5%, reflecting infrastructure and distributor training issues which have affected overall sales growth in Mexico. During the first quarter we expanded two existing sales centers in Leon and Tijuana and opened two new third party operations. In addition, we relocated and expanded our Mexico City South sales center. All of these moves were designed to improve our infrastructure and provide additional distributor access points to support the expansion of our business. In January 2007, we held a President’s Team Tour and a life style day in 8 different cities attracting over 10,000 attendees. In March 2007, 21 Supervisor Training School meetings were held in various cities attracting 11,300 attendees. In Central America, El Salvador was opened in February 2007, becoming our 64th country.

We believe that 2007 net sales in Mexico and Central America will be flat to slightly positive as compared to 2006 net sales levels as first quarter sequential sales growth in Mexico was up less than 1% compared to the fourth quarter of 2006. We believe that we have made significant progress in addressing the root causes for the slow down in Mexico by making changes in the infrastructure, training and distributor business practice issues. In addition to the sales centers opened in the first quarter, we plan to open four additional facilities in the second quarter designed to improve our product availability throughout Mexico. We have developed a comprehensive training plan with our Mexican distributor leadership and are currently implementing an extensive training and compliance auditing program targeting our Nutrition Club DMO to promote distributor best practices that we believe will accelerate our Nutrition Club growth. On the business practice front, we have hired a new Ethics and Business Practices director and have 25 inspectors in the field conducting Nutrition Club visits and audits in 17 cities. In addition, TAB Team members have been asked to perform inspections of Nutrition Clubs operating in their organization and report their findings back to the Company in April 2007. All of these efforts should be largely completed by the end of the second quarter, at which time we believe that we will have successfully addressed and resolved the major issues.

Brazil

Net sales in Brazil decreased $2.2 million, or 6.2%, for the three months ended March 31, 2007, as compared to the same period of 2006. In local currency, net sales decreased 10.0% for the three months ended March 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had a favorable impact of $1.3 million on net sales for the three months ended March 31, 2007.

The net sales decline in Brazil reflected the decrease in the recruiting rate of new supervisors and a more difficult than anticipated transition of existing distributors to the Customer Club DMO. Specifically, we have seen a decline in the business of those distributors who have recently adopted Customer Clubs as their primary method of operation. As these distributors become more familiar with the best practices associated with operating their Clubs and building a sustainable customer base, we expect their business to increase. Distributors operating clubs for over a year experienced a 15% increase in business during the quarter, compared to the same period in 2006. Also contributing to the sales decline was a drop in Outer Nutrition sales as distributors changed from the Daily Action Plan DMO to the adoption of other referral tools. In February we held an Extravaganza in Fortaleza Brazil which attracted 3,500 distributors and featured Customer Club training, re-launch and training for the Nourifusion skin care line and key Chairman’s Club and President’s Team training. We are also sponsoring the 2007 Trofeu Brasil de Triathlon championship with the first race in Santos held on March 18, 2007.

We believe that 2007 sales in Brazil will essentially be flat with 2006 as we continue to be challenged by many of the same issues we faced in the first quarter. In order to help mitigate these challenges, we will proactively address these issues with several initiatives including monthly conference calls with distributor leadership to strengthen current promotions and improve training for Customer Club concepts and rules, a new Nutrition Club manual incorporating new rules and procedures based on legal requirements in an effect to share best practices, Nutrition Club site visits and the introduction of audit processes and monitoring. We will also be launching a new product catalog and introducing new locally developed Outer Nutrition products at more affordable price points and providing NouriFusion samples as well as updating training materials for other commonly used DMO’s.

South America and Southeast Asia

Net sales in South America and Southeast Asia increased $12.3 million, or 28.3%, for the three months ended March 31, 2007, as compared to the same period of 2006. In local currency, net sales increased 23.6% for the three months ended March 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had a favorable impact of $2.0 million on net sales for the three months ended March 31, 2007. The overall increase was attributable mainly to net sales increases in Colombia, Argentina, Venezuela, Thailand and Malaysia, and the opening of Peru in December 2006 as a new market. In the first quarter of 2007, we held an extravaganza for the South America region in Bogota, Columbia, which was attended by over 11,000 distributors from more than 20 countries.

Colombia, Argentina, Venezuela, Thailand and Malaysia experienced sales increases of 94.1%, 26.5%, 168.1%, 52.4% and 29.9%, respectively, for the quarter ended March 31, 2007, as compared to the same period of 2006. This growth was the result of new supervisor growth and positive momentum from local events, including monthly Supervisor Training Schools, Malaysia’s 1st Anniversary, Chile’s 10th Anniversary celebrations, and Thailand’s Kick-off Spectacular; sponsored activities such as the Beach Volleyball Tour in Australia and New Zealand; and several new product launches, including Herbalifeline in Colombia and Nourifusion in Malaysia.

We believe the 2007 sales in South America and Southeast Asia should continue to show positive year over year growth primarily as a result of continued momentum in Argentina and Venezuela, the opening of Peru, the planned opening of Paraguay in the fourth quarter of 2007, and the ability to respond more quickly to distributor and consumer needs as a result of the Realignment for Growth efforts.

EMEA

EMEA net sales increased $1.7 million, or 1.2%, for the three months ended March 31, 2007, as compared to the same period of 2006. In local currency, net sales decreased 5.5% for the three months ended March 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had a favorable impact on net sales of $9.5 million for the three months ended March 31, 2007.

The net sales increase was primarily due to the favorable impact of foreign currency rates and continued growth in Portugal, Spain, France and Italy, which experienced sales increases of 37.3%, 18.1%, 8.4% and 6.9%, respectively. Germany and the Netherlands continued to experience decreases in net sales of 21.1% and 19.5%, respectively, for the quarter ended March 31, 2007, as compared to the same period of 2006.

The net sales increases in Portugal, Spain, France and Italy continued, primarily due to a well balanced performance across distributor retailing, recruiting and retention efforts, a united distributor leadership working closely with the local management, and a program focus on various Lead Generation DMO’s. In addition, there has been an increasing emphasis on good health and nutrition in France and in Portugal, and leadership has restructured Distributor training to include DMOs such as Nutrition Clubs, Wellness Evaluation and Sampling activities.

The decline in Germany was primarily driven by the continued loss of momentum resulting in a decrease in supervisors, down 27.2% at March 31, 2007, as compared to the same period of 2006. In Germany, significant distributor training has been undertaken, concentrating on long term customers, Nutrition Clubs and wellness coaching DMO’s.

The net sales decline in the Netherlands was primarily driven by lower recruiting of new distributors. A major media campaign was conducted in January 2007, including radio, newsprint, flyers and other advertising materials in conjunction with the Distributors to further support the market.

While progress is being made, the turnaround is expected to be slow in Germany and the Netherlands and net sales for 2007 are expected to be below the 2006 level for these countries.

We expect 2007 net sales in EMEA to be essentially flat when compared to 2006. We have identified several high-potential markets such as Russia and Poland for which we are developing initiatives along with our distributors to grow sales and we are increasing local branding activities. Throughout EMEA the local branding activities include sponsoring the London Triathlon, the Lisbon triathlon and Beach Volleyball World Tour in Portugal, the French Ironman Triathlon, the Madrid Triathlon and the Moscow Marathon, which are intended to continually improve our corporate and brand reputation in these markets. We are also enhancing distributor communication processes and training, and continuing to launch our newer products into more markets, most notably Liftofftm, which was introduced in 20 markets in EMEA in 2006 and the first quarter of 2007, and Cookies & Cream flavor of our top selling Formula 1 shake line.

Greater China

Greater China net sales increased $12.1 million, or 42.3%, for the three months ended March 31, 2007, as compared to the same period of 2006. In local currency, net sales increased 42.7% for the three months ended March 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had an unfavorable impact of $0.1 million on net sales for the three months ended March 31, 2007. The overall increase in net sales was attributable to the sales increases in China and Taiwan, while Hong Kong continued to experience a decline in sales.

Net sales in China increased by $7.4 million, or 173.4%, for the three months ended March 31, 2007, as compared to the same period of 2006. Since March of 2005 we have opened 42 stores and 20 service centers in 31 provinces throughout China. On March 23, 2007, we received our Direct Sellers license for the cities of Suzhou and Nanjing in the Jiangsu province.

Net sales in Taiwan increased $5.9 million, or 28.5%, for the three months ended March 31, 2007, as compared to the same period of 2006. The increase in net sales is primarily attributable to the refocus of local distributor leadership and some of their key members whose attention had temporarily shifted to the opening of Malaysia in 2006 and the emerging business opportunity in China.

Net sales in Hong Kong decreased $1.1 million, or 29.0%, for the three months ended March 31, 2007, as compared to the same period of 2006. The decline in net sales was primarily the result of a loss of momentum, attributable to the focus on the emerging opportunity in China, resulting in a decrease in supervisors, down 32.2% at March 31, 2007, as compared to March 31, 2006.

We believe the 2007 sales in Greater China should continue its positive year over year growth primarily as a result of the continued growth in Taiwan along with expansion of our business in China. We believe that the Direct Sellers licenses received in China in the first quarter of 2007 will foster sales growth in China over the long term.

North Asia

North Asia net sales decreased $0.9 million, or 2.5%, for the three months ended March 31, 2007, as compared to the same period of 2006. In local currency, net sales decreased 3.0% for the three months ended March 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had a favorable impact of $0.2 million on net sales for the three months ended March 31, 2007.

Net sales in Japan decreased $2.9 million, or 12.8%, for the three months ended March 31, 2007, as compared to the same period of 2006. Continued competitive pressures from new companies entering the market and a decline in the recruiting of new supervisors were the primary reasons for the decline in sales. Although the full year retention rate decreased slightly compared to prior year, 48.9% versus 50.9%, the number of re-qualified supervisors remained approximately equal. We are currently running a Singapore Challenge promotion aimed at creating distributor excitement for the Summer Extravaganza to be held in Singapore later this year. The promotion runs through June 2007. We also held a Supervisor Spectacular event at the end of February 2007 which attracted 2,500 supervisors. We continue to be a sponsor of the Toray Tennis Tournament which was held January 30, 2007 through February 4, 2007 and attracted over 53,000 spectators.

Net sales in Korea increased $2.0 million, or 14.6%, for the three months ended March 31, 2007, as compared to the same period of 2006. We believe that a portion of the sales increase in Korea was the result of distributors “buying ahead” of an April 1, 2007 price increase and this may adversely affect sales in the second quarter of 2007. A Lift-Off™ promotion which ran from January 2007 through March 2007 was held to create excitement for the launch of Lift-Off™ in April 2007. In addition, a Korea Spectacular event was held in January which attracted 1,200 attendees.

We believe the 2007 sales in North Asia will be flat to slightly positive when compared to 2006 driven primarily by growth in Korea and a modest improvement in the rate of decline in Japan. We believe the current promotion running in Japan will provide incremental sales and reinvigorate our distributor leadership there. Korea will be launching Lift-Off™ in April 2007 and will be hosting a Leadership Training event in June 2007.

Sales by Product Category

	Three Months Ended March 31,
	2006					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight		Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Net Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$322.5	$(159.0)	$163.5	$26.7	$190.2	$370.8	$(182.0)	$188.8	$31.3	$220.1	15.7%
Targeted Nutrition	340.2	(167.8)	172.4	28.2	200.6	377.3	(185.2)	192.1	31.9	224.0	11.7%
Outer Nutrition®	69.4	(34.2)	35.2	5.7	40.9	61.3	(30.1)	31.2	5.2	36.4	(11.0)%
Literature, Promotional and Other	19.0	3.5	22.5	1.6	24.1	21.8	4.0	25.8	1.8	27.6	14.5%

Total	$751.1	$(357.5)	$393.6	$62.2	$455.8	$831.2	$(393.3)	$437.9	$70.2	$508.1	11.5%

Our increased emphasis on the science of weight management and nutrition during the past two years has resulted in product introductions such as Niteworkstm and Garden 7 tm, Best Defensetm and the introduction of ShapeWorkstm, a personalized meal replacement program. Due to the launch of these new products together with the continued positive sales momentum discussed above, net sales of weight management products and targeted nutrition products increased. The change of product mix due to various DMO’s, as well as the change in country mix, resulted in a decrease in the sales of Outer Nutrition® products. With the introduction of new outer nutrition products like NouriFusion, and the increased use of the Total Plan by distributors in Brazil and worldwide, which uses outer nutrition® products as its foundation, we anticipate moderate sales growth in 2007. We expect growth rates within these categories will vary from time to time as we launch new products.

Gross Profit

Gross profit was $400.8 million for the three months ended March 31, 2007, as compared to $364.4 million in the same period of 2006. As a percentage of net sales, gross profit for the three months ended March 31, 2007 decreased slightly from 79.9% to 78.9%, as compared to the same period in 2006. The decrease in gross profit percentage in the first quarter of 2007 was primarily due to changes in country mix, foreign exchange fluctuations and higher freight and excise tax in certain countries. For the changes in country mix, there was an unfavorable impact to the overall gross profit percentage related to the increase in North America sales, which has a lower gross profit margin, as a percent of worldwide sales, and the decrease in EMEA sales, which has a higher gross profit margin, as a percent of worldwide sales. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to product or country mix, ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate ingredient and manufacturing cost increases from our suppliers by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 35.5% for the three months ended March 31, 2007, as compared to 36.3% in the same period of 2006. The decrease for the quarter ended March 31, 2007 was primarily due to changes in the mix of products and countries, a lower Active World Team bonus and the increase in sales in China where compensation to our full-time sales representatives was included in Selling, General & Administrative Expenses instead of Royalty Overrides. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we do not expect to see significant fluctuations in Royalty Overrides as a percent of net sales.

Selling, General, & Administrative Expenses

Selling, General, & Administrative expenses as a percentage of net sales were 29.6% and 29.4% for the three months ended March 31, 2006 and March 31, 2007, respectively.

For the three months ended March 31, 2007, Selling, General & Administrative expenses increased $14.4 million to $149.4 million, from $135.0 million in the same period of 2006. The increase included $7.8 million in higher salaries and benefits due primarily to normal merit increases, severance related to the realignment for growth plan (discussed in Note 11 to our consolidated financial statements) and higher compensation costs associated with employee sales representatives in China; $1.9 million in higher expenses related to sales events and promotions; and $1.2 million in higher depreciation and amortization related mostly to expansion and relocation to new facilities. The increases were partially offset by $2.3 million in lower legal and litigations expenses and lower professional fees related to IT infrastructure development.

We expect 2007 Selling, General & Administrative expenses to increase in absolute dollars over 2006 levels reflecting general salary merit increases, continued investments in China and various sales growth initiatives including sales events and promotions, partially offset by labor savings in 2007, resulting from our Realignment for Growth plan initiated in 2006. As a result of these initiatives, we believe that Selling General & Administrative Expenses as a percentage of net sales should improve compared to 2006 levels.

Net Interest Expense

Net interest expense was $2.2 million for the three months ended March 31, 2007, as compared to $6.0 million for the same period of 2006. The lower interest expense in 2007 was primarily due to the redemption in August 2006 of the outstanding $165.0 million aggregate principal amount of our 9 1/2% Notes due 2011, which bears a higher interest rate, and the lower balance of total long term borrowings.

Income Taxes

Income taxes were $27.7 million for the three months ended March 31, 2007, as compared to $19.4 million in the same period of 2006. As a percentage of pre-tax income, the effective income tax rate was 40.2% for the three months ended March 31, 2007, as compared to 33.4% in the same period of 2006. The increase in the effective tax rate for the three months ended March 31, 2007, as compared to the same period of 2006, was caused primarily by an increase in unrecognized tax benefits, i.e. income tax reserves, that are not related to the adoption of FIN 48 and the favorable settlement of the international tax audits in the first quarter of 2006, and was partially offset by a decrease in the operating effective tax rate in the first quarter of 2007, as compared to the same period in 2006. Excluding the effect of the increase in prior year unrecognized tax benefits, the effective tax rate would have been approximately 35.1% for the three months ended March 31, 2007.

Restructuring Reserve

In July 2006, we initiated a realignment of our employee base as part of our Realignment for Growth plan. We recorded $3.0 million of professional fees, severance and related costs in the preparation stage of the plan in the third quarter of 2006, $7.5 million of severance and related costs in the fourth quarter of 2006 and $1.5 million of severance and related costs in the first quarter of 2007. We expect to complete the realignment during 2007 and recognize an additional $0.3 million of related costs by the end of 2007.

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

For the three months ended March 31, 2007, we generated $46.1 million from operating cash flows, as compared to $43.7 million for the same period of 2006. The increase in cash generated from operations reflected an increase in operating income of $7.0 million, which was primarily driven by 11.5% growth in net sales, partially offset by higher royalty overrides and Selling, General and Administrative expenses.

Capital expenditures, including capital leases, for the three months ended March 31, 2007 were $9.1 million, as compared to $12.2 million for the same period in 2006. The majority of these expenditures represented investments in management information systems, the development of our direct-to-consumer platform, and the expansion of our facilities in China, Peru and Mexico. We expect to incur capital expenditures of up to $45.0 million in 2007.

We terminated our $225.0 million senior secured credit facility in July 2006 in connection with the debt refinancing. We repaid all amounts outstanding under that credit facility amounting to $79.6 million. Interest expense in the third quarter of 2006 includes $1.7 million of write-off of deferred financing cost. We entered into a $300.0 million senior secured credit facility with a syndicate of financial institutions as lenders in August 2006. The new credit facility is comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5% and the revolver bears interest at LIBOR plus a margin of 1.25%. We borrowed $200.0 million pursuant to the new term loan in August 2006 to fund the redemption of the outstanding $165.0 million aggregate principal amount of our 9 1/2% Notes due 2011. During 2006 we prepaid $20.0 million of our new term loan borrowings. In March 2007, we made another prepayment of $29.5 million. In July 2006, we also redeemed the outstanding $0.1 million principal amount of the 11 3/4% Notes due 2010.

The following summarizes our contractual obligations including interest at March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by period
							2012 &
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Senior Secured Term Loan	$212.8	$8.9	$11.8	$11.6	$11.5	$11.4	$157.6
Capital Leases	4.3	2.1	1.1	0.9	0.1	0.1	—
Other debt	0.4	0.4	—	—	—	—	—
Operating leases	122.3	17.7	18.4	16.2	13.0	11.6	45.4

Total	$339.8	$29.1	$31.3	$28.7	$24.6	$23.1	$203.0

As of March 31, 2007, we had positive working capital of $151.0 million. Cash and cash equivalents were $162.2 million at March 31, 2007, compared to $154.3 million at December 31, 2006.

We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on the new term loan. There can be no assurance, however, that our business will service our debt or fund our other liquidity needs.

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

Whitney Offer

On February 2, 2007, our Board of Directors received a proposal from Whitney V L.P. and its affiliates to acquire all of our outstanding common shares for $38.00 per share in cash. Our Board of Directors established a special committee consisting solely of independent directors to review the proposal. On March 30, 2007, the special committee of the Board of Directors rejected the offer from Whitney V L.P. and thereafter, the Board of Directors disbanded the special committee

Subsequent Events

On April 18, 2007, we announced that our Board of Directors has authorized a program for the Company to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. Additionally, our Board of Directors adopted a regular quarterly cash dividend program. As part of this program, we announced a $0.20 per share cash dividend for the first quarter 2007, payable on May 15, 2007 to shareholders of record on April 30, 2007.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company vigorously contesting the additional proposed taxes and related charges.

These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material effect on the Company’s financial condition and operating results. This opinion is based on the belief that any losses suffered in excess of amounts reserved would not be material and that the Company has meritorious defenses. Although the Company has reserved an amount that it believes represents the likely outcome of the resolution of these disputes, if the Company is incorrect in its assessment the Company may have to record additional expenses.

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

We sell products in 64 countries throughout the world and we are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.9% and 0.9% for the three months ended March 31, 2006 and 2007, respectively. No material changes in estimates have been recognized for the three months ended March 31, 2006 and 2007.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $11.4 million and $12.2 million as of December 31, 2006 and March 31, 2007, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of March 31, 2007, we had goodwill of approximately $113.0 million, and marketing franchise of $311.0 million. No impairment was needed for the three months ended March 31, 2006 and 2007. Goodwill was reduced in 2006 by approximately $21.0 million due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period and the realization of pre-acquisition net operating losses. Goodwill was reduced by $0.3 million in the first quarter of 2007 due primarily to change in pre-acquisition income tax reserve.

Contingencies are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies requires us to use judgment. Many of these contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of Herbalife’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48 — an interpretation of SFAS No. 109. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the adoption of FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. We are currently evaluating the impact, if any, of adopting SFAS No. 159.

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

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, or OCI, and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defined new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to inter-company transactions and foreign denominated revenue. All of these foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply.

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate (“strike rate”). These contracts provide protection in the event that the foreign currency weakens beyond the option strike rate. We also enter into various forward extra contracts (a combination of a foreign forward exchange contract and an option), which provide protection against adverse market movement at a strike rate slightly worse than the forward and participate in favorable currency move up to a predetermined trigger level. We are only obliged to sell foreign currency at the strike rate when the spot exchange rate is traded at or above the trigger rate.

The following table provides information about the details of our option contracts:

		Average		Fair
Foreign Currency	Coverage	Strike Price	Barrier	Value
	(In millions)			(In millions)

Purchase Puts (Company may sell Euro/buy USD)
Euro	$63.0	1.30 - 1.33	1.39 - 1.40	$(0.6)
Purchase Puts (Company may sell real/buy USD)
Brazilian real	$11.5	2.13 - 2.24	1.99	$(0.4)
Purchase Puts (Company may sell won/buy USD)
Korean won	$13.5	940.50 - 942.00	919.25 - 923.00	$0.0

Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. We also purchased ratio forward contract which protect against adverse market movement at a rate better than the current forward. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

	Contract	Original Notional	Contract Value	Fair Value
Foreign Currency	Rate	Amount	March 31, 2007	March 31, 2007

At March 31, 2007
Buy USD sell YEN	112.25	$2.3	$2.3	$—
Buy USD sell YEN	113.45	$4.5	$4.6	$0.1
Sell Euro buy USD	1.32	$72.1	$71.1	$(1.0)
Buy BRL sell USD	2.08	$5.3	$5.3	$—
Buy DKK sell Euro	7.45	$1.4	$1.4	$—
Buy Euro sell GBP	0.68	$0.9	$0.9	$—
Sell MXN buy Euro	14.81	$50.5	$50.3	$(0.2)
Buy Euro sell SEK	9.30	$0.8	$0.8	$—
Buy Euro sell USD	1.34	$46.9	$46.9	$—
Buy GBP sell Euro	0.68	$3.5	$3.5	$—
Buy INR sell USD	43.24	$6.5	$6.4	$(0.1)
Buy KRW sell USD	940.05	$4.2	$4.2	$—
Buy MYR sell Euro	4.61	$0.7	$0.7	$—
Buy NOK sell Euro	8.10	$2.0	$2.0	$—
Buy NZD sell Euro	1.88	$0.7	$0.7	$—
Buy PLN sell Euro	3.88	$1.4	$1.4	$—
Buy SEK sell Euro	9.35	$2.6	$2.6	$—
Buy TWD sell Euro	43.62	$4.9	$4.9	$—
Sell Euro buy USD	1.34	$27.6	$27.5	$(0.1)
Buy USD sell TRY	1.41	$2.5	$2.5	$—
Buy YEN sell Euro	155.50	$17.7	$17.5	$(0.2)
Buy YEN sell USD	116.41	$9.3	$9.2	$(0.1)

Total forward contracts		$268.3	$266.7	$(1.6)

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2007, the total amount of our foreign subsidiary cash was $162.2 million, of which $4.4 million was invested in U.S. dollars.

Interest Rate Risk

As of March 31, 2007, the aggregate annual maturities of the term loan obtained in July 2006 were: 2007-$1.1 million; 2008-$1.5 million; 2009-$1.5 million; 2010-$1.5 million; 2011-$1.5 million; and $142.4 million thereafter. The fair value of this loan approximates its carrying value of $149.5 million as of March 31, 2007. The term loan bears a variable interest rate. On March 31, 2007, the average interest rate was 6.82%.

On July 21, 2006, the interest rate swap agreement associated with the $225.0 million Credit Facility, originally entered into on February 21, 2005, was terminated due to our debt refinancing and interest income of $0.8 million was recorded in our consolidated statements of income for the quarter ended September 30, 2006. Under the new credit facility (see note 4), we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of new term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR on the same notional principal amount. The swap has been designated as a cash flow hedge against the variability in LIBOR on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional principal amounts at 6.76%. At March 31, 2007, the notional principal amount was reduced to $130.0 million. As of

March 31, 2007, we recorded the interest rate swap as a liability at fair value of $0.6 million with the offsetting amount recorded in other comprehensive income.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference to our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	risk of our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	risk of improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	loss or departure of any member of our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

•	risks associated with operating internationally, including foreign exchange risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties and similar tax regulations;

•	taxation relating to our distributors;

•	product liability claims; and

•	there can be no assurance that we will purchase any of our shares in the open markets or otherwise.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Financial Statements and the related notes.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward looking statements in documents attached are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

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

In light of the high year-over-year rate of turnover in our distributor base, we have our supervisors re-qualify annually in order to help us maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2007, 42.5% of our supervisors re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year.

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

We estimate that, of our over 1.5 million independent distributors, we had approximately 298,000 supervisors after re-qualification in February 2007. These supervisors, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our supervisors, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading supervisors, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $33,000 as of March 31, 2007) per purported violation as well as costs of the trial. For the year ended December 31, 2006, our net sales in Belgium were approximately $14.4 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2006. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. Our sales representatives are also permitted by the terms of our direct selling license to sell away from fixed retail locations in two cities, Suzhou and Nanjing. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

Additionally, although certain regulations have been published with respect to obtaining such approvals, operating under such approvals and otherwise conducting business in China, others are pending, and there is uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. In the past, the Chinese government has rigorously monitored the direct selling market in China, and has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties.

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

Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security and similar taxes with respect to our distributors. In the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security and related taxes those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

As of April 20, 2007, affiliates of Whitney & Co., LLC own approximately 25.9% of the voting power of our share capital. Whitney & Co., LLC has the power to exert significant influence over us and the approval or rejection of any matter on which our shareholders may vote, including the election of directors, amendment of our memorandum and articles of association and approval of significant corporate transactions as well as our management and policies. This influence over corporate actions may also delay, deter or prevent transactions that would result in a change of control not involving Whitney & Co., LLC. Moreover, Whitney & Co., LLC may have interests that conflict with yours.

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

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.10		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.11		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

Exhibit
Number		Description	Reference

10.12		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.13#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.14#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.15#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10	.16#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10	.17#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.18#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)
10	.19#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.20#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.21#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.22#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.23#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.24		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.25		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.26		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.27		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10	.28#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10	.29#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10.30		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.31		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.32		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.33		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

Exhibit
Number		Description	Reference

10	.34#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.35		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.36		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.37		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.38		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.39#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.40#	Form of Stock Bonus Award Agreement	(e)
10	.41#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.42#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.43#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(g)
10	.44#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(h)
10	.45#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(h)
10.46		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(i)
10	.47#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(j)
10	.48#	Independent Directors Deferred Compensation and Stock Unit Plan	(k)
10	.49#	Independent Directors Stock Unit Award Agreement	(k)
10	.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l)
10	.51#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l)
10	.52#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(m)
10	.53#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(m)
10	.54#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(n)
10	.55#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(o)
10	.56#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(o)
10	.57#	Amended and restated employment agreement effective April 17, 2006 between Herbalife International of America, Inc. and Paul Noack	(p)
10	.58#	Summary of Board Committee Compensation	(q)

Exhibit
Number		Description	Reference

10.59		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporationa, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(r)
10.60		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Lusembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(r)
10	.61#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(r)
10	.62#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(s)
10	.63#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(s)
10	.64#	Stock Unit Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(s)
10	.65#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(s)
10	.66#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated July 31, 2003	(s)
10	.67#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated September 1, 2004	(s)
10	.68#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated December 1, 2004	(s)
10	.69#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated April 27, 2005	(s)
10	.70#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 6, 2003	(s)
10	.71#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(s)
10	.72#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(s)
10	.73#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(s)
10	.74#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(t)
10	.75#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(t)
10	.76#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(t)
10	.77#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(t)
10	.78#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(t)

Exhibit
Number		Description	Reference

10	.79#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(t)
10	.80#	Amendment dated March 26, 2007, to Employment Agreement by and between Herbalife Ltd. and Michael O. Johnson dated April 3, 2003	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on August 3, 2005 as an Exhibit to the Company’s current Report on Form 10Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(k)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on May 3, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

(q)	Previously filed on May 5, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(s)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Dated: May 1, 2007