Form 10-Q
period 2007-06-30
HERBALIFE LTD.
filed 2007-08-06
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Number of shares of registrant’s common shares outstanding as of July 31, 2007 was 69,153,728.

HERBALIFE LTD.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Six Months ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2007
		(Unaudited)
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,323	$147,044
Receivables, net of allowance for doubtful accounts of $6,917 (2006) and $6,748 (2007)	51,758	49,609
Inventories, net	146,036	125,450
Prepaid expenses and other current assets	41,320	67,945
Deferred income taxes	60,190	62,352
Prepaid income taxes	2,080	—

Total current assets	455,707	452,400

Property, at cost, net of accumulated depreciation and amortization of $32,671 (2006) and $48,251 (2007)	105,266	112,773
Deferred compensation plan assets	17,607	18,715
Deferred financing costs, net of accumulated amortization of $268 (2006) and $617 (2007)	2,063	1,714
Marketing related intangibles	310,000	310,000
Product certification, product formulas and other intangible assets, net of accumulated amortization of $20,892 (2006) and $22,441 (2007)	1,808	259
Goodwill	113,221	110,866
Other assets	11,261	11,523

Total assets	$1,016,933	$1,018,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,990	$35,494
Royalty overrides	116,896	112,166
Accrued compensation	45,808	37,004
Accrued expenses	103,767	119,296
Current portion of long term debt	5,599	65,018
Advance sales deposits	11,432	11,182
Income taxes payable	—	16,974

Total current liabilities	323,492	397,134

NON-CURRENT LIABILITIES:
Long term debt, net of current portion	179,839	150,808
Deferred compensation	18,166	20,606
Deferred income taxes	126,152	126,169
Other non-current liabilities	15,394	17,236

Total liabilities	663,043	711,953

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 175.0 million shares authorized, 71.6 million (2006) and 68.7 million (2007) shares issued and outstanding	143	137
Paid-in-capital in excess of par value	132,755	144,447
Accumulated other comprehensive loss	(782)	(117)
Retained earnings	221,774	161,830

Total shareholders’ equity	353,890	306,297

Total liabilities and shareholders’ equity	$1,016,933	$1,018,250

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$402,841	$456,907	$796,445	$894,900
Handling & freight income	63,146	73,193	125,330	143,299

Net sales	465,987	530,100	921,775	1,038,199
Cost of sales	92,640	111,361	184,006	218,644

Gross profit	373,347	418,739	737,769	819,555
Royalty overrides	167,351	188,509	332,649	368,769
Selling, general & administrative expenses	140,881	152,157	275,925	301,585

Operating income	65,115	78,073	129,195	149,201
Interest expense, net	4,955	2,274	10,970	4,478

Income before income taxes	60,160	75,799	118,225	144,723
Income taxes	23,834	27,690	43,203	55,434

Net income	$36,326	$48,109	$75,022	$89,289

Earnings per share:
Basic	$0.51	$0.68	$1.07	$1.25
Diluted	$0.49	$0.65	$1.01	$1.20
Weighted average shares outstanding:
Basic	70,647	70,616	70,297	71,180
Diluted	74,220	73,990	73,954	74,491

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2006	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$75,022	$89,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,323	17,046
Stock-based compensation expense	5,547	6,624
Excess tax benefits from share-based payment arrangements	(14,164)	(5,201)
Amortization of discount and deferred financing costs	531	145
Deferred income taxes	(6,344)	(596)
Unrealized foreign exchange loss (gain)	247	(1,464)
Write-off of deferred financing costs and unamortized discounts	181	204
Other	—	71
Changes in operating assets and liabilities:
Receivables	(10,040)	3,771
Inventories	180	23,740
Prepaid expenses and other current assets	(5,171)	(28,384)
Other assets	(2,695)	(154)
Accounts payable	(3,680)	(5,343)
Royalty overrides	12,190	(5,900)
Accrued expenses and accrued compensation	5,964	6,728
Advance sales deposits	7,528	(432)
Income taxes payable	21,915	25,193
Deferred compensation liability	851	2,440

NET CASH PROVIDED BY OPERATING ACTIVITIES	102,385	127,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(24,642)	(20,713)
Proceeds from sale of property	36	65
Net changes in market securities	(38)	—
Deferred compensation plan assets	(2,839)	(1,108)

NET CASH USED IN INVESTING ACTIVITIES	(27,483)	(21,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	—	100,432
Principal payments on long-term debt	(15,769)	(71,990)
Dividends paid	—	(14,379)
Share repurchases	—	(138,863)
Exercise of stock options	6,130	3,672
Excess tax benefits from share-based payment arrangements	14,164	5,201

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	4,525	(115,927)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,637	2,627

NET CHANGE IN CASH AND CASH EQUIVALENTS	81,064	(7,279)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	88,248	154,323

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$169,312	$147,044

CASH PAID FOR:
Interest	$11,619	$6,643

Income taxes	$28,656	$38,837

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$908	$1,911

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy & fitness products and personal care products through a network of over 1.6 million independent distributors except in China, where the Company currently sells the products through retail stores and an employed sales force. The Company reports revenue in seven geographic units: North America, which consists of the U.S., Canada, Jamaica and the Dominican Republic; Mexico and Central America, which consists of Mexico, Costa Rica and Panama; Brazil; South America and Southeast Asia, which includes New Zealand and Australia and excludes Brazil; EMEA, which consists of Europe, the Middle East and Africa; Greater China, which consists of China, Taiwan and Hong Kong and North Asia, which consists of Japan and South Korean.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2006 and June 30, 2007 include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2006 and June 30, 2007. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

New Accounting Pronouncements

On May 2, 2007, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 is effective retroactively to January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company believes that the adoption of FSP FIN 39-1 will not have material effect on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 159.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of adopting SFAS No. 157.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Long-Term Debt

Long-term debt consists of the following:

	As of
	December 31,	June 30,
	2006	2007
	(In millions)

Borrowings under senior credit facility	$179.5	$209.1
Capital leases	5.2	5.9
Other debt	0.7	0.8

	185.4	215.8
Less: current portion	5.6	65.0

	$179.8	$150.8

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility with a syndicate of financial institutions as lenders. The credit facility is comprised of a $200.0 million term loan and a $100.0 million revolving credit facility and replaced the $225.0 million senior secured credit facility, originally entered into on December 21, 2004. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolver bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the new credit facility in July 2006, which are being amortized over the term of the new credit facility. The Company repaid all amounts outstanding under the $225.0 million senior secured credit facility. Consequently, the Company expensed $1.7 million of unamortized deferred financing costs related to that credit facility. Also in July 2006, the Company redeemed the outstanding $0.1 million aggregate principal amount of its 11 3/4% Notes due 2010.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the new credit facility to fund the redemption of its 9 1/2% Notes due 2011, or the 9 1/2 Notes. The total redemption price of the 9 1/2% Notes was $187.8 million and consisted of $165.0 million aggregate principal amount, $16.6 million purchase premium and $6.2 million accrued interest. The redemption premium of $16.6 million and the write-off of unamortized deferred financing costs and discounts of $4.6 million associated with the 9 1/2% Notes were included in interest expense in the third quarter of 2006.

In September 2006, the Company prepaid $20.0 million of its new term loan borrowings resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs. In March 2007, the Company made another prepayment of $29.5 million and expensed approximately $0.2 million of related unamortized deferred financing costs. As of June 30, 2007, the amount outstanding under the term loan was $149.1 million.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the second quarter of 2007, the Company borrowed an aggregate amount of $100.0 million under the revolving credit facility to fund its stock repurchase program. In June 2007, the Company repaid $40.0 million, and as of June 30, 2007, the amount outstanding under the revolver was $60.0 million which the Company anticipates to repay within the next twelve months.

4.	Contingencies

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

Herbalife International and certain of its distributors are defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by the Company or its independent distributors, the Company and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement the defendants collectively will pay $7 million into a fund to be distributed to qualifying class members. The relevant amount to be paid by the Company was previously fully reserved in the Company’s financial statements. The settlement has received the preliminary approval of the Court and final approval is expected to be received in January 2008.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

5.	Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	(In millions)

Net income	$36.3	$48.1	$75.0	$89.3
Unrealized gain on derivative instruments	—	0.4	0.1	0.3
Foreign currency translation adjustment	(1.4)	0.7	(1.5)	0.4

Comprehensive income	$34.9	$49.2	$73.6	$90.0

6.	Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements energy & fitness products and personal care products within one industry segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s products are primarily manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company sells products in 64 countries throughout the world as of June 30, 2007, and is organized and managed by geographic units. The Company aggregates its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In July 2006, the Company changed its geographic units from four to seven as part of the Company’s on-going Realignment for Growth plan. These changes were intended to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in its high potential markets. Historical information presented related to the Company’s geographic units has been reclassified to conform to the current geographic presentation. The Company’s reporting segment’s operating information and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	(In millions)

Net sales:
United States	$82.8	$108.1	$164.2	$207.8
Mexico	93.2	94.7	176.7	188.7
Others	290.0	327.3	580.9	641.7

Total net sales	$466.0	$530.1	$921.8	$1,038.2
Operating margin (1):
United States	$37.7	$41.3	$65.5	$74.2
Mexico	41.6	39.3	79.0	76.5
Others	126.7	149.7	260.6	300.1

Total operating margin	$206.0	$230.3	$405.1	$450.8

Selling, general and administrative expenses	140.9	152.2	276.0	301.6
Interest expense, net	5.0	2.3	10.9	4.5

Income before income taxes	60.1	75.8	118.2	144.7
Income taxes	23.8	27.7	43.2	55.4

Net income	$36.3	$48.1	$75.0	$89.3

	As of
	December 31,	June 30,
	2006	2007
	(In millions)

Total Assets:
United States	$698.0	$448.1
Mexico	63.7	73.9
Others	255.2	496.3

Total assets	$1,016.9	$1,018.3

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

During the quarter ended June 30, 2007, the Company reorganized its product categories to add one more product line in order to better reflect its current product offerings. Historical information presented related to the Company product lines has been reclassified to conform to the current product line presentation.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007
	(In millions)

Net sales by product line:
Weight management	$295.7	$338.9	$584.0	$659.6
Targeted nutrition	86.9	105.2	176.3	208.1
Energy and Fitness	19.8	22.4	36.2	42.8
Outer Nutrition®	38.0	34.1	79.2	70.6
Literature, promotional and other (2)	25.6	29.5	46.1	57.1

Total net sales	$466.0	$530.1	$921.8	$1,038.2

Net sales by geographic unit:
North America (3)	$87.4	$113.9	$174.5	$218.4
Mexico and Central America (4)	94.0	97.9	178.0	193.8
Brazil	31.0	32.3	66.5	65.6
South America and Southeast Asia (5)	47.5	59.0	91.0	114.8
EMEA (6)	145.2	146.0	286.7	289.2
Greater China (7)	27.7	47.0	56.3	87.7
North Asia (8)	33.2	34.0	68.8	68.7

Total net sales	$466.0	$530.1	$921.8	$1,038.2

(1)	Operating margin consists of net sales less cost of sales and Royalty Overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada, Jamaica and Dominican Republic.

(4)	Consists of Mexico, Costa Rica and Panama.

(5)	Includes New Zealand and Australia and excludes Brazil.

(6)	Consists of Europe, Middle East and Africa.

(7)	Consists of China, Hong Kong and Taiwan.

(8)	Consists of Japan and Korea.

7.	Stock Based Compensation

The Company has five stock-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of June 30, 2007 include stock options, stock appreciation rights, or SARS, and stock units.

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for share-based awards made under the Company’s stock-based compensation plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price. On January 1, 2006, the Company adopted SFAS No. 123R, Share-based payment, or SFAS No. 123R. This statement replaces SFAS No. 123, Accounting for Stock Based Compensation, or SFAS No. 123, and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company adopted SFAS No. 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated. Under this transition method, stock-based compensation cost for the year 2006 included (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. For the three and six months ended June 30, 2006 and 2007, stock-based compensation expense was included in selling, general and administrative Expenses in the amount of $3.1 million, and $3.1 million and $5.5 million and $6.6 million, respectively, as well as related income tax benefits recognized in earnings in the amount of $1.2 million and $1.2 million and $2.2 million and $2.5 million, respectively.

As of June 30, 2007, the total unrecognized compensation cost related to non-vested stock awards was $42.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

Prior to the Company’s adoption of SFAS No. 123R, benefits of tax deductions in excess of recognized compensation costs were reported as operating cash inflows. SFAS No. 123R requires that these excess tax benefits be recorded as a financing cash inflow rather than as a reduction of taxes paid. For the three and six months ended June 30, 2006 and 2007, tax benefits of $12.5 million and $4.1 million and $14.2 million and $5.4 million were generated from option exercises, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The Company’s stock-based compensation plans provide for grants of stock options, SARS, and stock units, which we collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on observed historical exercise patterns. Because of the very limited historical data, all groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not historically paid regular cash dividends from inception to the first quarter of 2007. Dividends paid by the predecessor company in 2002 and prior and special dividends paid in 2004 in connection with the initial public offering of the Company’s common shares have been excluded from the calculation. Commencing in the second quarter of 2007, the Board of Directors approved a regular quarterly dividend program. In the second quarter of 2007, the Company announced and paid a $0.20 per share cash dividend. However, there is no guarantee that the Board of Directors will not terminate the quarterly dividend program. The following table summarizes the weighted average assumptions used in the calculation of fair market value for the three and six months ended June 30, 2006 and 2007.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2007	2006	2007	2006	2007	2006	2007

Expected volatility	—	—	37.89%	41.23%	37.75%	41.20%	38.16%	—
Dividends yield	—	—	zero	2.0%	zero	Zero	zero	—
Expected term	—	—	6.3 years	6.2 years	2.5 years	2.5 years	3.0 years	—
Risk-free interest rate	—	—	5.04%	4.82%	4.96%	4.83%	5.00%	—

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Six Months		Six Months		Six Months		Six Months
	Ended		Ended		Ended		Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2007	2006	2007	2006	2007	2006	2007

Expected volatility	37.03%	—	38.44%	41.23%	38.45%	41.20%	37.29%	41.82%
Dividends yield	Zero	—	Zero	2.0%	Zero	Zero	Zero	Zero
Expected term	6.3 years	—	6.3 years	6.2 years	2.5 years	2.5 years	3.0 years	3.0 years
Risk-free interest rate	3.94%	—	4.60%	4.82%	4.05%	4.83%	3.56%	5.00%

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables summarize the activity under the stock-based compensation plans for the six months ended June 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2006	9,452	$16.45
Granted	835	40.23
Exercised	(475)	8.38
Forfeited	(438)	14.10

Outstanding at June 30, 2007	9,374	$18.98	7.2 years	$199.8

Exercisable at June 30, 2007	4,408	$14.00	6.4 years	$113.1

		Weighted Average	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Grant Date Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2006	186.1	$35.28	$6.1
Granted	150.1	39.18	5.9
Vested	(46.3)	34.47	(1.5)
Cancelled	(7.6)	33.60	—

Outstanding and nonvested at June 30, 2007	282.3	$37.53	$10.5

The weighted-average grant date per share fair value of stock awards granted during the three and six months ended June 30, 2007 was $19.13 and $19.38, respectively. The total intrinsic value of stock awards exercised during the three and six months ended June 30, 2007 was $10.7 million and $14.6 million, respectively.

8.	Income Taxes

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FAS 109, Accounting for Income Taxes. At the date of adoption, the total amount of unrecognized tax benefits, including related interest and penalties, was $42.1 million. If the total amount of unrecognized tax benefits was recognized, $26.0 million of unrecognized tax benefits, $6.9 million of interest and $2.7 million of penalties, would impact the effective tax rate and $6.5 million would result in an increase to goodwill. The Company accounts for interest and penalties generated by tax contingencies as a component of income tax expense. The adoption of FIN 48 did not have a material impact to the retained earnings.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Derivative Instruments and Hedging Activities

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2006 and June 30, 2007, the maximum length of time over which the Company is hedging these exposures is approximately three years.

On July 21, 2006 the interest rate swap agreement, originally entered into on February 21, 2005, was terminated due to the Company’s debt refinancing and interest income of approximately $0.8 million was recorded in the Company’s consolidated statements of income during the quarter ended September 30, 2006. Under the new credit facility, the Company is obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 6.76% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap was designated as a cash flow hedge against LIBOR interest rate movements on the term loan. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2006 and June 30, 2007, the hedge relationship qualified as an effective hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes.

The Company also designates certain derivatives as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of these derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company purchases average rate put options, as well as forward extra contracts (a combination of a foreign forward exchange contract and an option), to partially mitigate the impact if the foreign currency weakens beyond the strike rate. The Company also uses foreign currency forward and ratio forward contracts to hedge foreign-currency-denominated intercompany transactions. The fair values of the option and forward contracts are based on third-party bank quotes.

10.	Restructuring Reserve

In July 2006, the Company initiated a realignment of its employee base as part of its Realignment for Growth plan. The Company recorded $3.0 million of professional fees, severance and related costs in the preparation stage of the Realignment for Growth plan in the third quarter of 2006 and $7.5 million of severance and related costs related to the Realignment for Growth plan in the fourth quarter of 2006. All such amounts were included in selling, general and administrative expenses.

For the three and six months ended June 30, 2007, the Company recorded severance and related costs of $0.2 million and $1.7 million, which was included in selling, general and administrative expenses, related to the Realignment for Growth plan.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following table summarizes the components of this reserve during fiscal 2007:

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2006	$4.6	$0.2	$0.4	$5.2
Charges	1.1	0.2	0.4	1.7
Cash payments	(4.7)	(0.4)	(0.7)	(5.8)

Balance as of June 30, 2007	$1.0	$0	$0.1	$1.1

11.	Stock Repurchases and Dividends

On April 18, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant. During the quarter ended June 30, 2007, the Company repurchased approximately 3.5 million of its common shares through open market purchases at an aggregate cost of $138.8 million, or an average cost of $39.65 per share.

During the second quarter of 2007, the Company’s Board of Director adopted a regular quarterly cash dividend program. As part of this program, the Company paid its regular quarterly cash dividend of $0.20 per common share, or $14.4 million in the aggregate in May 2007 to shareholders of record as of April 30, 2007.

12.	Subsequent Event

On August 6, 2007, the Company announced that its Board of Directors has authorized a $0.20 per common share cash dividend for the second quarter of 2007, payable on September 14, 2007 to shareholders of record on August 31, 2007.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are a global network marketing company that sells weight management, nutritional supplement, energy & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.9 billion for the year ended December 31, 2006. We sell our products in 64 countries as of June 30, 2007 through a network of over 1.6 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 27-year operating history.

During the quarter ended June 30, 2007, we reorganized our product categories to better reflect how our distributors sell products and programs. Our products are grouped in four principal categories: weight management, targeted nutrition, energy & fitness products and Outer Nutrition®. Our products are often sold in programs that are comprised of a series of related products designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products, and the recruitment and retention of distributors.

The opportunities and challenges upon which we are most focused are: retailing of our products, recruitment and retention of distributors and improving distributor productivity, opening new markets, further penetrating existing markets including China, globalizing successful distributor methods of operation (such as Nutrition Clubs), introducing new products, developing niche market segments and further investing in our infrastructure.

In July 2006, we changed our geographic units from four to seven units as part of our ongoing Realignment for Growth plan. These changes were intended to create growth opportunities for our distributors, support faster decision making across the organization by reducing layers of management, improve the sharing of ideas and tools and accelerate growth in our high potential markets. Under the new geographic units we report revenue from:

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

Volume Points by Geographic Unit

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted unit measure of product sales volume. It is a useful measure for us, as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. In general, an increase in Volume Points in a particular group or country indicates an increase in local currency net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(Volume points in millions)

North America	133.2	175.2	31.5%	263.9	337.5	27.8%
Mexico & Central America	160.8	155.1	(3.5)%	297.2	309.8	4.2%
Brazil	40.6	37.4	(7.9)%	85.3	77.7	(9.0)%
South America & Southeast Asia	60.8	83.1	36.7%	117.6	158.6	35.0%
EMEA	148.1	136.5	(7.8)%	297.0	276.9	(6.8)%
Greater China	33.6	53.9	60.4%	65.5	98.6	50.5%
North Asia	29.1	29.8	2.4%	59.8	62.6	4.7%

Worldwide	606.2	671.0	10.7%	1,186.3	1,321.7	11.4%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2007	% Change	2006	2007	% Change
	(Volume points in millions)

North America	9,286	11,970	28.9%	16,902	20,983	24.1%
Mexico & Central America	11,394	9,733	(14.6)%	19,693	16,909	(14.1)%
Brazil	5,405	4,265	(21.1)%	10,492	8,373	(20.2)%
South America & Southeast Asia	9,128	11,049	21.1%	15,494	19,907	28.5%
EMEA	11,250	9,079	(19.3)%	20,382	16,721	(18.0)%
Greater China	4,529	7,418	63.8%	7,362	12,732	72.9%
North Asia	2,505	2,598	3.7%	4,789	4,713	(1.6)%

Worldwide	53,497	56,112	4.9%	95,114	100,338	5.5%

Number of Supervisors and Retention Rates by Geographic Unit as of
Re-qualification Period

Our compensation system requires each supervisor to re-qualify for such status each year, prior to February. In February of each year, we delete from the rank of supervisor those distributors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently re-qualified.

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

Presentation

“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances (as defined below), and “net sales”, which reflects distribution allowances and handling and freight income, represent what we collect and recognize as net sales in our financial statements. We discuss Retail Sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S, or GAAP. You should not consider Retail

Sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of Net Sales to Retail Sales is presented below under “Results of Operations”. “Product Sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “Distributor Allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty Overrides” are our most significant expense and consist of:

•	royalty overrides, and production bonuses which total approximately 15% and 7%, respectively, of the Retail Sales of Weight Management, Targeted Nutrition, Energy & Fitness, Outer Nutrition® and promotional products;

•	the Mark Hughes Bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of Weight Management, Targeted Nutrition, Energy & Fitness, Outer Nutrition® and promotional products; and

•	other discretionary incentive cash bonuses to qualifying distributors.

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

Summary Financial Results

For the three and six months ended June 30, 2007, net sales increased 13.8% and 12.6% to $530.1 million and $1,038.2 million, respectively, compared to the same periods in 2006. For the three months ended June 30, 2007, the net sales in certain of our top markets, the U.S. and Mexico, increased 30.7% and 1.7%, respectively, as compared to the same period in 2006. For the six months ended June 30, 2007, the net sales in certain of our top markets, the U.S. and Mexico, increased 26.7% and 6.8%, respectively, compared to the same period of 2006. The increase in these markets reflects the continued retailing success from distributors using the Nutrition Club operating method and strong supervisor growth in 2007.

Net income increased for the three months ended June 30, 2007 to $48.1 million, or $0.65 per diluted share, from $36.3 million, or $0.49 per diluted share for the same period in 2006. Net income increased for the six months ended June 30, 2007 to $89.3 million, or $1.20 per diluted share, from $75.0 million, or $1.01 per diluted share for the same period in 2006. The increase in net income for the three and six months ended June 30, 2007 was primarily due to net sales growth, which are further discussed in the net sales by geographic unit below, and lower interest expense in connection with our debt refinancing in July 2006, partially offset by higher labor costs, higher occupancy costs and depreciation expenses to support our sales growth and the continued strengthening of our infrastructure. Net income for the three months ended June 30, 2007 included the impact of a $0.6 million tax benefit resulting from an international income tax settlement. Net income for the six months ended June 30, 2007 included an unfavorable after tax impact of $1.0 million in connection with the Realignment for Growth plan, an increase in tax reserve of $3.6 million and the impact of a $0.6 million tax benefit resulting from an international income tax settlement. Net income for the three months ended March 31, 2006 included the impact of a $3.7 million tax benefit resulting from an international income tax settlement.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2007	2006	2007

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.9	21.0	20.0	21.1

Gross profit	80.1	79.0	80.0	78.9
Royalty overrides	35.9	35.6	36.1	35.5
Selling, general and administrative expenses	30.2	28.7	29.9	29.1

Operating income	14.0	14.7	14.0	14.3
Interest expense	1.1	0.4	1.2	0.4

Income before income taxes and minority interest	12.9	14.3	12.8	13.9
Income taxes	5.1	5.2	4.7	5.3

Net income	7.8%	9.1%	8.1%	8.6%

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Three Months Ended June 30,
	2006					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(In millions)

North America	$140.0	$(66.4)	$73.6	$13.8	$87.4	$184.1	$(87.9)	$96.2	$17.7	$113.9	30.3%
Mexico & Central America	158.1	(76.7)	81.4	12.6	94.0	164.7	(80.2)	84.5	13.4	97.9	4.1%
Brazil	51.3	(24.6)	26.7	4.3	31.0	52.4	(24.8)	27.6	4.7	32.3	4.2%
SAMSEA	83.9	(41.4)	42.5	5.0	47.5	103.0	(51.2)	51.8	7.2	59.0	24.2%
EMEA	239.8	(115.7)	124.1	21.1	145.2	237.6	(114.5)	123.1	22.9	146.0	0.6%
Greater China	44.4	(19.3)	25.1	2.6	27.7	70.0	(26.5)	43.5	3.5	47.0	69.7%
North Asia	53.5	(24.1)	29.4	3.8	33.2	54.3	(24.1)	30.2	3.8	34.0	2.4%

Worldwide	$771.0	$(368.2)	$402.8	$63.2	$466.0	$866.1	$(409.2)	$456.9	$73.2	$530.1	13.8%

	Six Months Ended June 30,
	2006					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(In millions)

North America	$280.9	$(134.1)	$146.8	$27.7	$174.5	$352.6	$(168.2)	$184.4	$34.0	$218.4	25.2%
Mexico & Central America	299.6	(145.4)	154.2	23.8	178.0	326.0	(158.6)	167.4	26.4	193.8	8.9%
Brazil	110.3	(52.9)	57.4	9.1	66.5	106.6	(50.5)	56.1	9.5	65.6	(1.4)%
SAMSEA	157.1	(76.0)	81.2	9.8	91.0	197.4	(96.7)	100.7	14.1	114.8	26.2%
EMEA	472.1	(227.0)	245.1	41.6	286.7	471.7	(227.2)	244.5	44.7	289.2	0.9%
Greater China	90.3	(39.5)	50.8	5.5	56.3	132.6	(51.9)	80.7	7.0	87.7	55.8%
North Asia	111.7	(50.8)	60.9	7.9	68.8	110.4	(49.4)	61.0	7.7	68.7	(0.1)%

Worldwide	$1,522.1	$(725.7)	$796.4	$125.4	$921.8	$1,697.3	$(802.5)	$894.8	$143.4	$1,038.2	12.6%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs can increase the productivity of the supervisor network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and supervisors who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped distributors increase their business, which in turn has driven growth in our business. The net sales by geographic unit discussion set forth below further details some of the above factors and describes unique growth factors specific to certain major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

Our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. We expect to increase our spending in selling, general and administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives and in new markets. In addition, new ideas and distributor business methods, or DMOs, are being generated in our regional markets, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico, the Total Plan in Brazil, The Wellness Coach in France, The Sampling Program in the U.S., and Generation Herbalife, or GenH in many of our markets, as described under “Net Sales” below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $113.9 million and $218.4 million, respectively, for the three and six months ended June 30, 2007. Net sales in North America increased $26.5 million, or 30.3% and $43.9 million, or 25.2%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. In local currency, net sales increased 30.3% and 25.2% for the three and six months ended June 30, 2007, as compared to the same periods of 2006. The fluctuation of foreign currency rates had a favorable impact of $0.1 million on net sales for the three months ended June 30, 2007 and had no impact on net sales for the six months ended June 30, 2007. The overall increase was a result of net sales growth in the U.S. of $25.4 million, or 30.7% and $43.7 million, or 26.7% for the three and six months ended June 30, 2007, as compared to the same periods of 2006.

The increase in net sales in the U.S. was a result of a number of factors, including supervisor growth, up 21.2% at June 30, 2007, as compared to the same period of 2006, the growth of the Nutrition Club DMO amongst our Latino distributors and the new sponsorship of the LA Galaxy team, which sponsorship includes Herbalife branded team jerseys. To further support the retailing and recruiting efforts of our distributors, we opened a new sales center in Phoenix, Arizona in April 2007.

We believe that 2007 net sales in North America should continue to show positive year over year growth primarily as a result of the expected continuation of strong momentum in the U.S., the continued success and expansion of the Nutrition Club concept and increased focus on the Lead Generation/Sampling DMO.

Mexico and Central America

The Mexico and Central America region reported net sales of $97.9 million and $193.8 million, respectively, for the three and six months ended June 30, 2007. Net sales in Mexico and Central America increased $3.9 million, or 4.1% and $15.8 million, or 8.9%, respectively, for the three and six months ended June 30, 2007, as compared to the same periods of 2006. The increase was primarily a result of net sales growth in Mexico of $1.5 million or 1.7% and $12.0 million or 6.8%, respectively, for the three and six months ended June 30, 2007. In local currency, net sales for the three and six months ended June 30, 2007 increased 1.4% and 9.5%, respectively, as compared to the same periods of 2006. The fluctuation of foreign currency rates had a favorable impact of $2.5 million and an unfavorable impact of $1.2 million, respectively, on net sales for the three and six months ended June 30, 2007.

Second quarter net sales in Mexico were essentially flat compared to the prior year due to difficult comparisons posed by a market that was rapidly growing a year ago. In local currency, net sales decreased 1.0% compared to the same period of 2006. We believe that the flat sales is an indication that the business has stabilized and that our focus on improving infrastructure and distributor training are proving successful in stabilizing the market. To further improve the infrastructure within Mexico, two new Quick Response centers were opened in Puebla and Veracruz. We also opened one new distribution center in Ecatepec during the quarter ended June 30, 2007, which is the fourth location within the Mexico City metro area and largest sales center in Mexico. As of June 30, 2007, we are operating in 20 locations throughout Mexico, an increase of six locations and expansion of three sales centers since December 31, 2006.

We believe that 2007 net sales in Mexico and Central America will be flat to slightly higher as compared to 2006. We believe that we have made significant progress in addressing the root causes for the slow down in Mexico by making changes in the infrastructure, providing training and dealing with distributor business practice issues. We have largely completed the Nutrition Club training and compliance audits. We believe these actions have addressed and resolved the major issues and will provide a much more stable environment for the Nutrition Clubs DMO.

Brazil

The Brazil region reported net sales of $32.3 million and $65.6 million, respectively, for the three and six months ended June 30, 2007. Net sales in Brazil increased $1.3 million, or 4.2% and decreased $0.9 million, or 1.4%, for the three and six months ended June 30, 2007, respectiely, as compared to the same periods of 2006. In local currency, net sales for the three and six months ended June 30, 2007, decreased 5.2% and 7.8%, respectively, as compared to the same periods of 2006. The fluctuation of foreign currency rates had a favorable impact of $2.9 and $4.1 million, on net sales for the three and six months ended June 30, 2007, respectively.

The local currency net sales decline in Brazil reflected the decrease in the recruiting rate of new supervisors and a more difficult than anticipated transition of existing distributors to the Nutrition Club DMO. Also contributing to the sales decline was a drop in Outer Nutrition® sales as distributors changed from the Daily Action Plan DMO to the adoption of other referral tools. Also contributing to the sales decline was the fact that our senior distributor leadership in Brazil focused on building business in Peru. Several initiatives were held during the second quarter to address the sales decline including meetings with key distributor leadership, release of Nutrition Clubs “10 Key Points” and launch of training materials for use in training meetings and Nutrition Club site visits. As part of an ongoing branding effort, we sponsored the 2007 Trofeu Brasil de Triathlon championship with an event held in Goiania on June 30, 2007. The event featured the participation of 100 Herbalife distributors along with Herbalife sponsored professional athletes.

Given the ongoing issues identified above, we believe that 2007 sales in Brazil will be down single digits on a local currency basis compared with 2006. A favorable exchange rate against the US dollar may help mitigate some or all of the volume shortfall. We continue to proactively address the issues that are contributing to the sales decline. During the second half of the year, we are planning several initiatives including continued analysis of performance by one-to-one meetings with key distributor leadership, launch of nutrition club training material to be used in training meetings, nutrition club audit and monitoring, and launch of Daily Action Plan (DAP) DMO support material as well as updating other DMO training materials. In addition, a local promotion will be launched in the second half of the year targeting recruitment and productivity. Several key events will also be held including a World Team School in July, a Millionaire Team retreat in August, a Chairman’s Club tour in October, a President’s Team retreat in November, and an Extravaganza in December. Finally, we will also launch a new product catalog and introduce new locally developed Outer Nutrition products at more affordable price points.

South America and Southeast Asia

The South America and Southeast Asia region reported net sales at $59.0 million and $114.8 million, respectively, for the three and six months ended June 30, 2007. Net sales in South America and Southeast Asia increased $11.5 million, or 24.2% and $23.9 million, or 26.2%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. In local currency, net sales increased 18.5% and 21.0% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. The fluctuation of foreign currency rates had a favorable impact of $2.7 million and $4.7 million on net sales for the three and six months ended June 30, 2007, respectively. The overall increase was attributable mainly to net sales increases in Argentina, Venezuela and Thailand, and the opening of Peru in December 2006 as a new market.

Argentina, Venezuela and Thailand experienced sales increases of 20.9%, 320.1%, and 38.1%, respectively, for the quarter ended June 30, 2007, and 23.7%, 243.6%, and 45.2% for the six month ended June 30, 2007, as compared to the same periods of 2006. This growth was the result of new supervisor growth; positive momentum from local events, including monthly Supervisor Training Schools, Leadership Development Weekends in many countries, Thailand’s TAB Team Retreat, India’s Chairman’s Club Tour, and Singapore’s 4-year Anniversary celebration; sponsored activities such as the Beach Volleyball Tour in Australia and New Zealand and the Bolivia Open Golf Championship; and several new product launches, including a new IBP across all of South America and Lift-Off in Chile.

We believe the 2007 sales in South America and Southeast Asia should continue to show positive year over year growth primarily as a result of continued momentum in Argentina, Venezuela and Thailand, the opening of Peru, and the ability to respond more quickly to distributor and consumer needs as a result of the Realignment for Growth plan.

EMEA

The EMEA region reported net sales of $146.0 million and $289.2 million, respectively, for the three and six months ended June 30, 2007. EMEA net sales increased $0.8 million, or 0.6% and $2.5 million, or 0.9%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. In local currency, net sales decreased 5.6% and 5.5%, respectively, for the three and six months ended June 30, 2007, as compared to the same periods of 2006. The fluctuation of foreign currency rates had a favorable impact on net sales of $8.9 million and $18.4 million for the three and six months ended June 30, 2007.

The net sales increase was primarily due to the favorable impact of foreign currency rates and continued net sales growth in Portugal, Spain, France and Italy, which experienced sales increases of 16.0%, 24.6%, 6.3% and 14.9%, for the three months ended June 30, 2007 and 25.6%, 21.6%, 7.3% and 11.1% for the six months ended June 30, 2007, respectively, as compared to the same periods of 2006. Germany and the Netherlands continued to experience decreases in net sales of 29.1% and 19.4%, for the three months ended June 30, 2007 and 24.9% and 19.5% for the six months ended June 30, 2007, respectively, as compared to the same periods of 2006.

The net sales increases in Portugal, Spain, France and Italy continued, primarily due to a well balanced performance across distributor retailing, recruiting and retention efforts, a united distributor leadership working closely with the local management and program focused on various Lead Generation and Nutrition Club DMO’s. In addition, there has been an increasing emphasis on good health and nutrition in France and Portugal, and leadership has restructured Distributor training to include DMOs such as Nutrition Clubs, Wellness Evaluation and Sampling activities.

The decline of net sales in Germany was primarily driven by the continued loss of momentum resulting in a decrease in supervisors, down 29.9%, at June 30, 2007, as compared to the same period of 2006. Significant distributor training has been undertaken, concentrating on long term customers, Nutrition Clubs and wellness coaching DMO’s.

While progress is being made, the turnaround is expected to be slow in Germany and the Netherlands and net sales for 2007 are expected to be below the 2006 level for these countries.

We expect 2007 net sales in local currency to decrease in the single digit percentage when compared to 2006; however, we expect net sales in EMEA to be flat when compared to 2006 due to favorable foreign currency translations. We have identified several high-potential markets such as Russia and Poland for which we are developing initiatives along with our distributors to grow sales and we are increasing local branding activities. Throughout EMEA, the local branding activities include sponsoring the London Triathlon, the Lisbon triathlon and Beach Volleyball World Tour in Portugal, the French Ironman Triathlon, the Madrid Triathlon and the Marathons of Moscow, Czech Republic and Poland, which are intended to continually improve our corporate and brand reputations in these markets. We are also enhancing distributor communication processes and training, and continuing to launch our newer products into more markets, most notably LiftoffTM, which has been introduced into 24 markets since its introduction in 2006 and Formula 1 Cookies and Cream which has been launched into all markets where regulatory constraints allow.

Greater China

The Greater China region reported net sales of $47.0 million and $87.7 million, respectively, for the three and six months ended June 30, 2007. Greater China net sales increased $19.3 million, or 69.7% and $31.4 million, or 55.8%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. In local currency, net sales increased 70.3% and 56.3% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. The fluctuation of foreign currency rates had an unfavorable impact of $0.1 million and $0.2 million on net sales for the three and six months ended June 30, 2007. The overall increase in net sales was attributable to the sales increases in China and Taiwan, while Hong Kong experienced a decline in sales for the three and six months ended June 30, 2007.

Net sales in China increased by $11.2 million, or 187.9% and $18.6 million, or 181.9%, for the three and six months ended June 30, 2007, as compared to the same periods of 2006. Since March of 2005, we have opened 47 stores and 37 service centers in 28 provinces throughout China. On March 23, 2007, we received the Direct Sellers license for the cities of Suzhou and Nanjing in the Jiangsu province. On July 9, 2007, we received our expanded Direct Sellers license for the entire Jiangsu province.

Net sales in Taiwan increased $8.2 million, or 43.1% and $14.1 million, or 35.5%, for the three and six months ended June 30, 2007 respectively, as compared to the same periods of 2006. The increase in net sales is primarily attributable to the refocus of local distributor leadership as some of their key members whose attention had temporarily shifted to the opening of Malaysia in 2006 and the emerging business opportunity in China.

Net sales in Hong Kong decreased $0.1 million, or 4.4% and $1.2 million, or 18.9% for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. The decline in net sales was primarily the result of a loss of momentum, attributable to the focus on the emerging business opportunity in China, resulting in a decrease in supervisors, down 29.0%, at June 30, 2007, as compared to the same period of 2006.

We believe the 2007 sales in Greater China should continue its positive year over year growth primarily as a result of the continued growth in Taiwan along with expansion of our business in China. We believe that an expanded Direct Sellers license received in China in July will foster sales growth in China over the long term.

North Asia

The North Asia region reported net sales of $34.0 million and $68.7 million, respectively, for the three and six months ended June 30, 2007. North Asia net sales increased $0.8 million, or 2.4% and decreased $0.1 million, or 0.1%, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. In local currency, net sales for the three and six months ended June 30, 2007, increased 4.2% and 0.5%, respectively, as compared to the same periods of 2006. The fluctuation of foreign currency rates had an unfavorable impact of $0.6 and $0.4 million, on net sales for the three and six months ended June 30, 2007, respectively.

Net sales in Japan decreased $1.9 million, or 10.1% and $4.7 million, or 11.6%, respectively, for the three and six months ended June 30, 2007, as compared to the same periods of 2006. In local currency, net sales for the three and six months ended June 30, 2007, decreased 4.9% and 8.1%, respectively, as compared to the same periods of 2006. Encouragingly, IBP kit sales (a leading indicator of recruiting) were up 14% and new supervisor growth was down just 0.6% in the second quarter, as compared to the same period of 2006. We believe that the recently completed “Singapore Challenge” promotion, which was aimed at creating distributor excitement for the Summer Extravaganza, may have been a key driver in the improvement shown during the quarter.

Net sales in South Korea increased $2.7 million, or 18.8% and $4.6 million, or 16.8%,, for the three and six months ended June 30, 2007, respectively, as compared to the same periods of 2006. In local currency, net sales for the three and six months ended June 30, 2007, increased 16.2% and 13.3%, respectively, as compared to the same periods of 2006. The strong second quarter results were achieved despite an April 1, 2007 price increase of 3%. New product launches during the quarter included Probiotics and Skin Whitening products. Liftoff was launched in

March 2007 and has been proven to be a successful product with great results for recruiting. During May 2007, a vacation was held in Kota-Kinabalu for qualifying distributors.

We believe the 2007 sales in North Asia will be flat to slightly positive when compared to 2006 driven primarily by growth in South Korea and a modest improvement in the rate of decline in Japan. We are hopeful that the encouraging signs we saw in Japan during the second quarter of 2007 will continue into the third quarter of 2007 and beyond. Attendance by Japanese and South Korean distributors for the Singapore Extravaganza in July 2007 is expected to be higher than prior year. Japan will be holding a World Team School in July 2007 while Korea will be holding a similar event in October 2007.

Sales by Product Category

The following historical information related to sales organized by product categories has been reclassified to conform to our current product line presentation.

	Three Months Ended June 30,
	2006					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$503.9	$(249.5)	$254.4	$41.3	$295.7	$571.0	$(280.4)	$290.6	$48.3	$338.9	14.6%
Targeted Nutrition	148.1	(73.3)	74.8	12.1	86.9	177.1	(86.9)	90.2	15.0	105.2	21.1%
Energy and Fitness	33.9	(16.9)	17.0	2.8	19.8	37.7	(18.5)	19.2	3.2	22.4	13.1%
Outer Nutrition®	64.7	(32.0)	32.7	5.3	38.0	57.6	(28.3)	29.3	4.8	34.1	(10.3)%
Literature, Promotional and Other	20.4	3.5	23.9	1.7	25.6	22.7	4.9	27.6	1.9	29.5	15.2%

Total	$771.0	$(368.2)	$402.8	$63.2	$466.0	$866.1	$(409.2)	$456.9	$73.2	$530.1	13.8%

	Six Months Ended June 30,
	2006					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$988.7	$(486.3)	$502.4	$81.6	$584.0	$1,111.2	$(545.5)	$565.7	$93.9	$659.6	12.9%
Targeted Nutrition	298.5	(146.8)	151.7	24.6	176.3	350.6	(172.1)	178.5	29.6	208.1	18.0%
Energy and Fitness	61.3	(30.1)	31.2	5.0	36.2	72.1	(35.4)	36.7	6.1	42.8	18.2%
Outer Nutrition®	134.2	(66.0)	68.2	11.0	79.2	118.9	(58.4)	60.5	10.0	70.6	(10.9)%
Literature, Promotional and Other	39.4	3.5	42.9	3.2	46.1	44.5	8.9	53.4	3.7	57.1	23.9%

Total	$1,522.1	$(725.7)	$796.4	$125.4	$921.8	$1,697.3	$(802.5)	$894.8	$143.4	$1,038.2	12.6%

Our increased emphasis on the science of weight management, energy and nutrition during the past two years has resulted in product introductions such as Niteworkstm and Garden 7 tm, Best Defensetm and Liftoff. Due to the launch of these new products together with the continued positive sales momentum discussed above, net sales of weight management products, targeted nutrition products and energy & fitness products increased. The change of product mix due to various DMOs, as well as the change in country mix, resulted in a decrease in the sales of Outer Nutrition® products. We expect growth rates within these categories will vary from time to time as we launch new products.

Gross Profit

Gross profit was $418.7 million and $819.6 million for the three and six months ended June 30, 2007, respectively, as compared to $373.3 million and $737.8 million in the same period of 2006. As a percentage of net sales, gross profit decreased from 80.1% and 80.0% to 79.0% and 78.9% for the three and six months ended June 30,

2007, respectively, as compared to the same periods in 2006. The decreases in gross profit percentage were primarily due to foreign exchange fluctuations and higher freight and excise taxes in certain countries. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to product or country mix, ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate ingredient and manufacturing cost increases from our suppliers by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 35.6% and 35.5% for the three and six months ended June 30, 2007, respectively, as compared to 35.9% and 36.1% in the same periods of 2006. The decreases for the three and six months ended June 30, 2007 were primarily due to changes in the mix of products and countries, a lower Active World Team bonus and the increase in sales in China where compensation to our full-time sales representatives was included in selling, general & administrative expenses instead of Royalty Overrides. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, specifically China, we expect to see slight fluctuations in Royalty Overrides as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 28.7% and 29.1% for the three and six months ended June 30, 2007, as compared to 30.2% and 29.9% in the same periods of 2006.

For the three and six months ended June 30, 2007, selling, general and administrative expenses increased $11.3 million and $25.7 million to $152.2 million and $301.6 million, respectively, as compared to the same periods of 2006.

The increases in selling, general and administrative expenses for the three and six months ended June 30, 2007 included $9.6 million and $17.3 million in higher salaries and benefits due primarily to higher compensation costs associated with employee sales representatives in China, normal merit increases and severance related to the Realignment for Growth plan (discussed in Note 10 to our consolidated financial statements); $1.4 million and $1.6 million in higher occupancy costs due to new facilities; $1.5 million and $2.8 million in higher depreciation and amortization related mostly to the development of the distributor internet applications and our Oracle ERP implementation, and the expansion and relocation to new facilities. The increases were partially offset by $1.1 million and $3.3 million in lower legal and litigation expenses and lower professional fees related to IT infrastructure development.

We expect 2007 selling, general and administrative expenses to increase in absolute dollars over 2006 level reflecting general salary merit increases, higher compensation related to China employee sales representatives, continued investments in China infrastructure and various sales growth initiatives including sales events and promotions. As a result of these initiatives, we believe that selling general & administrative expenses as a percentage of net sales should improve compared to 2006.

Net Interest Expense

Net interest expense was $2.3 million and $4.5 million for the three and six months ended June 30, 2007, respectively, as compared to $5.0 million and $11.0 million for the same periods of 2006. The lower interest expense in 2007 was primarily due to the redemption of our 9 1/2% Notes due 2011 in August 2006, which bears a higher interest rate, and the lower average balance of our long term borrowings reflecting repayment of our long-term borrowings from our excess cash flow.

Income Taxes

Income taxes were $27.7 million and $55.4 million for the three and six months ended June 30, 2007, respectively, as compared to $23.8 million and $43.2 million in the same period of 2006. As a percentage of pre-tax income, the effective income tax rate was 36.5% and 38.3% for the three and six months ended June 30, 2007, respectively, as compared to 39.6% and 36.5% in the same period of 2006. The increase in the effective tax rate for the six months ended June 30, 2007, as compared to the same period of 2006, was primarily due to an increase in unrecognized tax benefits, i.e. income tax reserves, that are not related to the adoption of FIN 48 and the favorable settlement of the international tax audits in the first quarter of 2006, and was partially offset by a decrease in the operating effective tax rate in the first and second quarter of 2007, as compared to the same periods in 2006. Excluding the effect of the increase in prior year unrecognized tax benefits, the effective tax rate would have been approximately 36.2% and 36.3% for the three and six months ended June 30, 2007, respectively.

Restructuring Reserve

In July 2006, we initiated a realignment of our employee base as part of our Realignment for Growth plan. We recorded $3.0 million of professional fees, severance and related costs in the preparation stage of the plan in the third quarter of 2006, $7.5 million of severance and related costs in the fourth quarter of 2006, $1.5 million of severance and related costs in the first quarter of 2007 and $0.2 million of severance and related costs in the second quarter of 2007.

Subsequent Event

On August 6, 2007, our Board of Directors authorized a $0.20 per common share cash dividend for the second quarter of 2007, payable on September 14, 2007 to shareholders of record on August 31, 2007.

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

For the six months ended June 30, 2007, we generated $127.8 million from operating cash flows, as compared to $102.4 million for the same period of 2006. The increase in cash generated from operations reflected an increase in operating income of $20.0 million, which was primarily driven by 12.6% growth in net sales, partially offset by higher Royalty Overrides and selling, general and administrative expenses.

Capital expenditures, including capital leases, for the three and six months ended June 30, 2007 were $13.5 million and $22.6 million, respectively, as compared to $13.4 million and $25.6 million for the same periods in 2006. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. We expect to incur capital expenditures of approximately $45.0 million in 2007.

We entered into a new $300.0 million senior secured credit facility with a syndicate of financial institutions as lenders in August 2006. The credit facility is comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5% and the revolver bears interest at LIBOR plus a margin of 1.25%. In March 2007, we made a prepayment of $29.5 million of our term loan borrowings. In the second quarter of 2007, we borrowed an aggregate amount of $100.0 million under the revolving credit facility to fund our stock repurchase program. In June 2007, we repaid $40.0 million of our revolver. The following summarizes our contractual obligations including interest at June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2012 &
	Total	2007	2008	2009	2010	2011	Thereafter
	(In millions)

Borrowings under Senior Credit Facility	$271.5	$67.6	$11.8	$11.6	$11.5	$11.4	$157.6
Capital Leases	6.1	2.7	2.2	0.9	0.2	0.1	—
Other Debt	0.8	0.8	—	—	—	—	—
Operating Leases	131.1	15.3	25.1	19.8	13.5	11.7	45.7

Total	$409.5	$86.4	$39.1	$32.3	$25.2	$23.2	$203.3

On April 18, 2007, our Board of Directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. During the quarter ended June 30, 2007, we repurchased approximately 3.5 million common shares through open market purchases at an aggregate cost of $138.8 million, or an average cost of $39.65 per share.

During the second quarter of 2007, our Board of Directors adopted a regular quarterly cash dividend program. As part of this program, we paid our regular quarterly cash dividend of $0.20 per common share, or $14.4 million in the aggregate, for the first quarter of 2007 in May 2007 to shareholders of record as of April 30, 2007.

As of June 30, 2007, we had positive working capital of $55.3 million. Cash and cash equivalents were $147.0 million at June 30, 2007, compared to $154.3 million at December 31, 2006.

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

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see the quantitative and qualitative disclosures about market risks described below.

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

Herbalife International and certain of its distributors are defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The

complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by the Company or its independent distributors, the Company and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement the defendants collectively will pay $7 million into a fund to be distributed to qualifying class members. The relevant amount to be paid by the Company was previously fully reserved in the Company’s financial statements. The settlement has received the preliminary approval of the Court and final approval is expected to be received in January 2008.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy & fitness products and personal care products within one industry segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS No. 131. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 64 countries throughout the world as of June 30, 2007 and we are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related Royalty Overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.0% and 1.0% of retail sales for the three and six months ended June 30, 2006 and 2007, respectively. No material changes in estimates have been recognized for the three months and six months ended June 30, 2006 and 2007.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. As of December 31, 2006 and June 30, 2007, we recorded reserves for obsolete and slow moving inventory totaling $11.4 million and $12.4 million, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of June 30, 2007, we had goodwill of approximately $110.9 million, and marketing franchise of $310.0 million. No impairment was needed for the three and six months ended June 30, 2006 and 2007. Goodwill was reduced in 2006 by approximately $21.0 million due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period and the realization of pre-acquisition net operating losses. Goodwill was reduced by $0.3 million in the first quarter of 2007 due primarily to change in pre-acquisition income tax reserve. Goodwill was reduced by $2.1 million in the second quarter of 2007 primarily due to the effect of the settlement of an international tax audit related to the pre-acquisition period.

Contingencies are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS No. 5. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies requires us to use judgment. Many of these contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, or SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of Herbalife’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

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

New Accounting Pronouncements

On May 2, 2007, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 is effective retroactively to January 1, 2007. The implementation of this standard did not have a material impact on our consolidated financial position or results of operations.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. We believe that the adoption of FSP FIN 39-1 will not have material effect on our consolidated financial statements.

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

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, or OCI, and are recognized in the statement of operations when the hedged item affects earnings. SFAS No. 133 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to foreign denominated inter-company transactions and foreign denominated revenue. All of these foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply.

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

		Average		Fair
Foreign Currency	Coverage	Strike Price	Barrier	Value
	(In millions)			(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$42.1	1.30 - 1.33	1.39 - 1.40	$(0.7)
Purchase Puts (Company may sell BRL/buy USD) Brazilian real	$7.0	2.16 - 2.24	1.99	$(0.9)
Purchase Puts (Company may sell KRW/buy USD) Korean won	$12.0	935.00 - 942.00	917.75 - 923.00	$(0.2)

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

The following table provides information about the details of our forward contracts:

	Contract	Original Notional	Fair Value
Foreign Currency	Rate	Amount	June 30, 2007
	(In millions)

At June 30, 2007
Buy USD sell YEN	112.25	$1.5	$0.1
Buy USD sell YEN	113.45	$3.0	$0.2
Sell EURO buy USD	1.32	$47.4	$1.2
Buy BRL sell USD	1.93	$5.3	$—
Buy EURO sell GBP	0.67	$0.9	$—
Buy DKK sell EURO	7.44	$1.4	$—
Buy USD sell AUD	0.81	$0.3	$—
Sell MXN buy EURO	14.64	$26.8	$0.1
Buy EURO buy MXN	14.59	$24.2	$(0.2)
Buy EURO sell SEK	9.24	$0.8	$—
Buy EURO sell USD	1.35	$46.6	$0.3
Buy GPB sell EURO	0.67	$3.6	$—
Buy INR sell USD	41.08	$6.5	$(0.1)
Buy KRW sell USD	925.60	$4.3	$—
Buy MYR sell EURO	4.68	$0.7	$—
Buy NOK sell EURO	7.96	$2.1	$—
Buy NZD sell EURO	1.77	$0.8	$—
Buy PLN sell EURO	3.78	$1.4	$—
Buy SEK sell EURO	9.24	$2.7	$—
Buy TWD sell EURO	43.28	$5.0	$(0.1)
Buy USD sell TWD	32.61	$3.0	$—
Sell EURO buy USD	1.35	$15.5	$—
Buy USD sell TRY	1.34	$2.4	$(0.1)
Buy YEN sell EURO	164.46	$17.0	$(0.2)
Buy YEN sell USD	121.99	$9.3	$(0.1)

Total forward contracts		$232.5	$(1.3)

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At June 30, 2007, the total amount of our foreign subsidiary cash was $128.8 million, of which $11.4 million was invested in U.S. dollars.

Interest Rate Risk

As of June 30, 2007, the aggregate annual maturities of our term loan obtained in July 2006, as well as our revolver, were: 2007-$60.7 million; 2008-$1.5 million; 2009-$1.5 million; 2010-$1.5 million; 2011-$1.5 million; and $142.4 million thereafter. The fair value of this loan approximates its carrying value of $209.1 million as of June 30, 2007. The term loan bears a variable interest rate. On June 30, 2007, the average interest rate was 6.75%.

On July 21, 2006, the interest rate swap agreement associated with the $225.0 million Credit Facility, originally entered into on February 21, 2005, was terminated due to our debt refinancing and interest income of $0.8 million was recorded in our consolidated statements of income for the quarter ended September 30, 2006. Under the new credit facility (see note 3), we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of new term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR on the same notional principal amount. The swap has been designated as a cash flow hedge against the variability in LIBOR on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional principal amounts at 6.76%. At June 30, 2007, the notional principal amount was reduced to $140.0 million. As of June 30, 2007, the fair value of the interest rate swap was $0.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2007.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

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

See discussion under Note 4 to the Notes to the Consolidated Financial Statements included in Item 1 of this report.

Item 1.a	RISK FACTORS

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through over 1.6 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management product, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our over 1.6 million independent distributors, we had approximately 298,000 supervisors after re-qualification in February 2007. These supervisors, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our supervisors, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading supervisors, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies. In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers. In addition, the fact that our distributors may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a distributor can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a Herbalife distributor, (2) we do not require any specific amount of time to work as a distributor, (3) we do not insist on any special training to be a distributor and (4) we do not prohibit a new distributor from working with another company. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.

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

On June 25, 2007, the U.S. Food and Drug Administration, or the FDA, published its final rule for dietary supplement Good Manufacturing Practices, or cGMPs, affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. FDA is soliciting comment from the public on the interim final rule. The final rule includes a phased in effective date based on the size of the manufacturer. The final rule and the interim final rule are effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Companies with more than 500 employees, such as Herbalife, have until June 25, 2008 to comply while companies with fewer than 500 employees have until June 2009 to comply and companies with fewer than 20 employees have until June 2010 to comply with these regulations. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. The final rule differs from the FDA’s 2003 proposed rule as it does not contain language regarding the regulatory status of excipients and other ingredients that are not “dietary ingredients.” Instead, the final rule relies on a requirement to comply with all other relevant regulations. Further, the final rule does not call for any specific finished product testing program nor does it require 100% testing of all finished products. Instead the final rule calls for a “scientifically valid system” for ensuring that finished products meet all specifications. Although we, in consultation with experts in the field, are currently evaluating the likely impact of the final rule and the interim rule on our business and the contract manufacturers we utilize to manufacture our products, it is likely that the final cGMP rules will result in additional costs and possibly the need to seek alternate suppliers.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $34,000 as of June 30, 2007) per purported violation as well as costs of the trial. For the year ended December 31, 2006, our net sales in Belgium were approximately $14.4 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

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

Our expansion in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China and requires that we utilize a different business model from which we use elsewhere in the world.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. Our sales representatives are also permitted by the terms of our direct selling license to sell away from fixed retail locations in the Jiangsu province. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

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

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and distributor retention in existing markets will be successful. Thus, if we are unable to continue to expand into new markets or further penetrate existing markets, our operating results would suffer and the market value of our common shares could decline.

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

All of our products are manufactured by outside companies, except for a small amount of products manufactured in our own manufacturing facility in China. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially under the FDA’s recently adopted cGMP regulations.

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

We depend on the continued services of our Chairman and Chief Executive Officer, Michael O. Johnson, and our current senior management team and the relationships that they have developed with our senior distributor leadership, especially in light of the high level of turnover in our former senior management team, and the resulting need to reestablish good working relationships with our senior distributor leadership after the death of our founder in May 2000. Although we have entered into employment agreements with many members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could negatively impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. The loss of key personnel, including our regional managers in Mexico and Central America, Greater China, Brazil, North America, South America and Southeast Asia, EMEA, and North Asia, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the New York Stock Exchange. In particular, we are required to include management and auditor reports on the effectiveness of internal controls over financial reporting as part of our annual reports on Form 10-K, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock.

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

(a) None.

(b) None.

(c) On April 18, 2007, the Company’s Board of Directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant.

Following is a summary of our repurchases of common share during the three month period ended June 30, 2007:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

April 1 — April 30	—	—	—	—
May 1 — May 31	3,233,900	$39.59	3,233,900	$171,968,472
June 1 — June 30	266,100	$40.35	266,100	$161,231,614

Total	3,500,000	$39.65	3,500,000

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2007 we held our 2007 Annual General Meeting of Shareholders. There were 71,719,964 common shares present either in person or by proxy. At this meeting, the Company’s shareholders voted to elect the three nominees for director, to ratify the appointment of KPMG as the Company’s independent registered public accountants for fiscal year 2007 and to approve the Company’s Employee Stock Purchase Plan, each as more specifically set forth below.

				Broker
Proposal	For	Against	Abstain	Non-Votes

To elect three directors, each for a term of three years.
Leroy T. Barnes	61,247,700	1,865,874	659,055
Richard P. Bermingham	61,828,689	1,283,716	660,224
Peter Maslen	61,646,189	1,337,584	788,856
To ratify the appointment of the Company’s independent registered public accountants for fiscal year 2007	63,233,753	344,795	194,080	7,947,336
To approve the Herbalife Ltd. Employee Stock Purchase Plan	43,392,114	3,768,641	97,460	24,461,749

The terms of Peter M. Castleman, David D. Halbert, Michael O. Johnson, Colombe M. Nicholas, Valeria Rico, John Tartol and Leon Waisbein as directors continued after the meeting. However, on May 23, 2007, Mr. Castleman and Mr. Halbert resigned from the Board of Directors.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index.

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.10		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.11		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.12		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.13#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.14#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.15#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10	.16#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10	.17#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.18#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)

Exhibit
Number		Description	Reference

10	.19#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.20#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.21#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.22#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.23#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.24		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.25		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.26		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.27		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10	.28#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10	.29#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10.30		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.31		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.32		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.33		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.34#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.35		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.36		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.37		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.38		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.39#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.40#	Form of Stock Bonus Award Agreement	(e)

Exhibit
Number		Description	Reference

10	.41#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.42#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.43#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(g)
10	.44#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(h)
10	.45#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(h)
10.46		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(i)
10	.47#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(j)
10	.48#	Independent Directors Deferred Compensation and Stock Unit Plan	(k)
10	.49#	Independent Directors Stock Unit Award Agreement	(k)
10	.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l)
10	.51#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l)
10	.52#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(m)
10	.53#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(m)
10	.54#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(n)
10	.55#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(o)
10	.56#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(o)
10	.57#	Amended and restated employment agreement effective April 17, 2006 between Herbalife International of America, Inc. and Paul Noack	(p)
10	.58#	Summary of Board Committee Compensation	(q)
10.59		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(r)
10.60		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(r)
10	.61#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(r)
10	.62#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(s)
10	.63#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(s)
10	.64#	Stock Unit Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(s)

Exhibit
Number		Description	Reference

10	.65#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(s)
10	.66#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated July 31, 2003	(s)
10	.67#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated September 1, 2004	(s)
10	.68#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated December 1, 2004	(s)
10	.69#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated April 27, 2005	(s)
10	.70#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 6, 2003	(s)
10	.71#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(s)
10	.72#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(s)
10	.73#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(s)
10	.74#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(t)
10	.75#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(t)
10	.76#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(t)
10	.77#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(t)
10	.78#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(t)
10	.79#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(t)
10	.80#	Amendment dated March 26, 2007, to Employment Agreement by and between Herbalife Ltd. and Michael O. Johnson dated April 3, 2003	(u)
10	.81#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson.	(v)
10	.82#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(v)
10	.83#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman.	(v)
10	.84#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman.	(v)
10	.85#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement.	(v)
10	.86#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement.	(v)
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on August 3, 2005 as an Exhibit to the Company’s current Report on Form 10Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(k)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on May 3, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

(q)	Previously filed on May 5, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(s)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(u)	Previously filed on May 1, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Dated: August 6, 2007