Form 10-Q
period 2007-09-30
HERBALIFE LTD.
filed 2007-11-06
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Number of shares of registrant’s common shares outstanding as of October 31, 2007 was 67,978,174.

HERBALIFE LTD.

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2007
		(Unaudited)
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,323	$160,845
Receivables, net of allowance for doubtful accounts of $6,917 (2006) and $7,326 (2007)	51,758	56,978
Inventories, net	146,036	126,547
Prepaid expenses and other current assets	41,320	66,515
Deferred income taxes	60,190	64,373
Prepaid income taxes	2,080	—

Total current assets	455,707	475,258

Property, at cost, net of accumulated depreciation and amortization of $32,671 (2006) and $56,578 (2007)	105,266	114,078
Deferred compensation plan assets	17,607	19,251
Deferred financing costs, net of accumulated amortization of $268 (2006) and $693 (2007)	2,063	2,268
Marketing related intangibles	310,000	310,060
Product certification, product formulas and other intangible assets, net of accumulated amortization of $20,892 (2006) and $22,700 (2007)	1,808	—
Goodwill	113,221	111,392
Other assets	11,261	12,480

Total assets	$1,016,933	$1,044,787

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,990	$32,267
Royalty overrides	116,896	122,882
Accrued compensation	45,808	46,158
Accrued expenses	103,767	119,608
Current portion of long term debt	5,599	3,831
Advance sales deposits	11,432	9,086
Income taxes payable	—	21,809

Total current liabilities	323,492	355,641

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	179,839	229,543
Deferred compensation	18,166	20,416
Deferred income taxes	126,152	126,068
Other non-current liabilities	15,394	17,918

Total liabilities	663,043	749,586

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 175.0 million shares authorized, 71.6 million (2006) and 67.9 million (2007) shares issued and outstanding	143	136
Paid-in-capital in excess of par value	132,755	157,725
Accumulated other comprehensive loss	(782)	(367)
Retained earnings	221,774	137,707

Total shareholders’ equity	353,890	295,201

Total liabilities and shareholders’ equity	$1,016,933	$1,044,787

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$412,788	$457,604	$1,209,233	$1,352,504
Handling & freight income	63,586	71,939	188,916	215,238

Net sales	476,374	529,543	1,398,149	1,567,742
Cost of sales	97,159	105,886	281,165	324,531

Gross profit	379,215	423,657	1,116,984	1,243,211
Royalty overrides	168,658	186,497	501,307	555,266
Selling, general & administrative expenses	146,070	158,864	421,995	460,449

Operating income	64,487	78,296	193,682	227,496
Interest expense, net	25,869	2,740	36,839	7,218

Income before income taxes	38,618	75,556	156,843	220,278
Income taxes	12,151	27,226	55,354	82,660

Net income	$26,467	$48,330	$101,489	$137,618

Earnings per share:
Basic	$0.37	$0.71	$1.44	$1.96
Diluted	$0.36	$0.67	$1.37	$1.87
Weighted average shares outstanding:
Basic	71,179	68,513	70,593	70,282
Diluted	74,257	71,657	74,173	73,543

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2006	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,489	$137,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,857	25,854
Stock-based compensation expense	8,340	10,220
Excess tax benefits from share-based payment arrangements	(15,558)	(14,499)
Amortization of discount and deferred financing costs	755	221
Deferred income taxes	(21,399)	(2,661)
Unrealized foreign exchange gain	(952)	(2,571)
Write-off of deferred financing costs and unamortized discounts	6,621	204
Other	284	76
Changes in operating assets and liabilities:
Receivables	(9,223)	(2,040)
Inventories	(13,045)	25,879
Prepaid expenses and other current assets	(4,255)	(23,535)
Other assets	(2,836)	(774)
Accounts payable	821	(9,582)
Royalty overrides	20,085	2,929
Accrued expenses and accrued compensation	20,056	9,059
Advance sales deposits	(3,708)	(2,720)
Income taxes payable	34,262	39,026
Deferred compensation liability	1,415	2,250

NET CASH PROVIDED BY OPERATING ACTIVITIES	$145,009	$194,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(45,526)	(30,635)
Proceeds from sale of property	63	71
Net changes in market securities	(38)	—
Deferred compensation plan assets	(3,609)	(1,644)

NET CASH USED IN INVESTING ACTIVITIES	$(49,110)	$(32,208)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	215,000	150,221
Principal payments on long-term debt	(132,020)	(103,391)
Repurchases of 9 1/2% Notes and 11 3/4% Notes	(165,137)	—
Dividends paid	—	(27,906)
Increase in deferred financing costs	(2,277)	(749)
Share repurchases	—	(204,030)
Proceeds from stock options exercised	7,178	10,107
Excess tax benefits from share-based payment arrangements	15,558	14,499

NET CASH USED IN FINANCING ACTIVITIES	$(61,698)	$(161,249)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	824	5,025

NET CHANGE IN CASH AND CASH EQUIVALENTS	35,025	6,522
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	88,248	154,323

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$123,273	$160,845

CASH PAID FOR:
Interest	$36,469	$10,548

Income taxes	$42,481	$52,067

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$3,569	$1,208

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy & fitness products and personal care products through a network of over 1.6 million independent distributors, except in China, where the Company currently sells the products through retail stores and an employed sales force. The Company reports revenue in seven geographic units: North America, which consists of the U.S., Canada, Jamaica and the Dominican Republic; Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador and Panama; Brazil; South America and Southeast Asia, which includes New Zealand and Australia; EMEA, which consists of Europe, the Middle East and Africa; Greater China, which consists of China, Taiwan and Hong Kong; and North Asia, which consists of Japan and South Korea.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2006 and September 30, 2007 include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2006 and September 30, 2007. These unaudited consolidated financial statements should be read in conjunction with Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

New Accounting Pronouncements

On May 2, 2007, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 is effective retroactively to January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Long-Term Debt

Long-term debt consists of the following:

	As of
	December 31,	September 30,
	2006	2007
	(In millions)

Borrowings under senior credit facility	$179.5	$227.4
Capital leases	5.2	5.5
Other debt	0.7	0.4

	185.4	233.3
Less: current portion	5.6	3.8

	$179.8	$229.5

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders and replaced the $225.0 million senior secured credit facility, originally entered into on December 21, 2004. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the new credit facility in July 2006, which are being amortized over the term of the new credit facility. The Company repaid all amounts outstanding under the prior senior secured credit facility. Consequently, the Company expensed $1.7 million of unamortized deferred financing costs related to that credit facility. Also in July 2006, the Company redeemed the outstanding $0.1 million aggregate principal amount of its 11 3/4% Notes due 2010.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the new credit facility to fund the redemption of its 9 1/2% Notes due 2011, or the 9 1/2% Notes. The total redemption price of the 9 1/2% Notes was $187.8 million and consisted of $165.0 million aggregate principal amount, $16.6 million purchase premium and $6.2 million accrued interest. The redemption premium of $16.6 million and the write-off of unamortized deferred financing costs and discounts of $4.6 million associated with the 9 1/2% Notes were included in interest expense in the third quarter of 2006.

In September 2006, the Company prepaid $20.0 million of its new term loan borrowings resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs. In March 2007, the Company made another prepayment of $29.5 million and expensed approximately $0.2 million of related

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

unamortized deferred financing costs. As of September 30, 2007, the amount outstanding under the term loan was $148.7 million.

During the second quarter of 2007, the Company borrowed an aggregate amount of $100.0 million under the revolving credit facility to fund its stock repurchase program. In June 2007, the Company repaid $40.0 million of the facility. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of its current revolving credit facility by an aggregate principal amount of $150.0 million to finance the increase in the stock repurchase program (see Note 11). During the third quarter of 2007, the Company borrowed an additional amount of $48.7 million and repaid $30.0 million of the facility. As of September 30, 2007, the amount outstanding under the revolving credit facility was $78.7 million.

Through the course of conducting regular operations certain vendors may require letters of credit to be issued in order to secure insurance policies or goods that are purchased. As of September 30, 2007, the Company had $1.3 million of issued but undrawn letters of credit.

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

Herbalife International and certain of its distributors are defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by the Company or its independent distributors, the Company and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement the defendants collectively have paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by the Company was previously fully reserved in the Company’s financial statements. The settlement has received the preliminary approval of the Court and final approval is expected to be received in January 2008.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

5.	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
	(In millions)

Net income	$26.5	$48.3	$101.5	$137.6
Unrealized loss on derivative instruments	(0.6)	(0.6)	(0.6)	(0.3)
Foreign currency translation adjustment	(0.1)	0.3	(1.6)	0.7

Comprehensive income	$25.8	$48.0	$99.3	$138.0

6.	Segment Information

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

The Company sells products in 65 countries throughout the world as of September 30, 2007, and is organized and managed by geographic units. The Company aggregates its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
	(In millions)

Net sales:
United States	$88.1	$106.1	$252.3	$313.9
Mexico	102.1	89.1	278.8	277.8
Others	286.2	334.3	867.1	976.0

Total net sales	$476.4	$529.5	$1,398.2	$1,567.7

Operating margin(1):
United States	$39.9	$47.9	$105.4	$122.1
Mexico	43.3	35.8	122.3	112.3
Others	127.4	153.4	388.0	453.5

Total operating margin	210.6	237.1	615.7	687.9
Selling, general and administrative expenses	146.1	158.9	422.0	460.4
Interest expense, net	25.8	2.7	36.9	7.2

Income before income taxes	38.7	75.5	156.8	220.3
Income taxes	12.2	27.2	55.3	82.7

Net income	$26.5	$48.3	$101.5	$137.6

	As of
	December 31,	September 30,
	2006	2007
	(In millions)

Total Assets:
United States	$698.0	$685.7
Mexico	63.7	53.5
Others	255.2	305.6

Total assets	$1,016.9	$1,044.8

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007
	(In millions)

Net sales by product line:
Weight management	$299.6	$334.0	$883.6	$993.6
Targeted nutrition	90.8	105.3	267.1	313.4
Energy and Fitness	21.6	24.1	57.8	66.9
Outer Nutrition®	33.7	34.0	112.9	104.5
Literature, promotional and other(2)	30.7	32.1	76.8	89.3

Total net sales	$476.4	$529.5	$1,398.2	$1,567.7

Net sales by geographic unit:
North America(3)	$92.1	$110.8	$266.8	$329.3
Mexico and Central America(4)	103.0	92.9	281.1	286.7
Brazil	32.8	29.6	99.4	95.2
South America and Southeast Asia(5)	51.6	76.2	142.3	191.0
EMEA(6)	127.4	133.8	414.1	423.0
Greater China(7)	36.2	51.7	92.5	139.4
North Asia(8)	33.3	34.5	102.0	103.1

Total net sales	$476.4	$529.5	$1,398.2	$1,567.7

(1)	Operating margin consists of net sales less cost of sales and Royalty Overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada, Jamaica and Dominican Republic.

(4)	Consists of Mexico, Costa Rica, El Salvador and Panama.

(5)	Includes New Zealand and Australia and excludes Brazil.

(6)	Consists of Europe, Middle East and Africa.

(7)	Consists of China, Hong Kong and Taiwan.

(8)	Consists of Japan and Korea.

7.	Stock Based Compensation

The Company has five stock-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of September 30, 2007 include stock options, stock appreciation rights, or SARS, and restricted stock units.

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the Consolidated Statements of Income. For the three months ended September 30, 2006 and 2007, stock-based compensation expenses amounted to $2.8 million and $3.6 million, respectively, and the related income tax benefits recognized in earnings amounted to $1.1 million and $1.4 million, respectively. For the nine months ended September 30, 2006 and 2007, stock-based compensation expense amounted to $8.3 million and $10.2 million, respectively, and the related income tax benefits recognized in earnings amounted to $3.3 million and $3.9 million, respectively.

As of September 30, 2007, the total unrecognized compensation cost related to non-vested stock awards was $39.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

For the three months ended September 30, 2006 and 2007, excess tax benefits of $1.4 million and $9.5 million, respectively, were generated from option exercises. For the nine months ended September 30, 2006 and 2007, excess tax benefits amounted to $15.6 million and $14.9 million, respectively.

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

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on the simple average of the average vesting period and the life of the award because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not historically paid regular cash dividends from inception to the first quarter of 2007. Dividends paid by the predecessor company in 2002 and prior and special dividends paid in 2004 in connection with the initial public offering of the Company’s common shares have been excluded from the calculation. Commencing in the second quarter of 2007, the Board of Directors approved a regular quarterly dividend program. During the second and third quarter of 2007, the Company announced and paid a $0.20 per share cash dividend. However, there is no guarantee that the Board of Directors will not terminate the quarterly dividend program. The following table summarizes the weighted average assumptions used in the calculation of fair market value for the three and nine months ended September 30, 2006 and 2007.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months		Three Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2007	2006	2007	2006	2007	2006	2007

Expected volatility	—	—	38.08%	40.02%	37.75%	39.96%	—	—
Dividends yield	—	—	zero	2.00%	zero	zero	—	—
Expected term	—	—	6.3 years	6.2 years	2.5 years	2.5 years	—	—
Risk-free interest rate	—	—	4.70%	4.45%	4.71%	4.23%	—	—

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Nine Months		Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended		Ended
	September 30,		September 30,		September 30,		September 30,
	2006	2007	2006	2007	2006	2007	2006	2007

Expected volatility	37.03%	—	38.43%	41.16%	38.40%	41.16%	37.29%	41.82%
Dividends yield	zero	—	zero	2.00%	zero	zero	zero	zero
Expected term	6.3 years	—	6.3 years	6.2 years	2.5 years	2.5 years	3.0 years	3.0 years
Risk-free interest rate	3.94%	—	4.59%	4.80%	4.10%	4.81%	3.56%	5.00%

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

The following tables summarize the activity under the stock-based compensation plans for the nine months ended September 30, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2006	9,452	$16.45
Granted	880	40.34
Exercised	(1,447)	7.82
Forfeited	(402)	24.07

Outstanding at September 30, 2007	8,483	$20.13	7.1 years	$214.9

Exercisable at September 30, 2007	3,917	$15.77	6.3 years	$116.3

		Weighted Average	Aggregate
Incentive Plan and Independent Directors Restricted Stock Units	Shares	Grant Date Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2006	186.1	$35.28	$6.1
Granted	154.2	39.29	6.1
Vested	(60.8)	34.12	(1.6)
Cancelled	(19.1)	36.06	(0.7)

Outstanding and nonvested at September 30, 2007	260.4	$37.87	$9.9

The weighted-average grant date per share fair value of stock awards granted during the three and nine months ended September 30, 2007 was $18.27 and $19.32, respectively. The total intrinsic value of stock awards exercised during the three and nine months ended September 30, 2007 was $33.0 million and $47.6 million, respectively.

8.	Income Taxes

On January 1, 2007 the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FAS 109, Accounting for Income Taxes. At the date of adoption, the total amount of unrecognized tax benefits, including related interest and penalties, was $42.1 million. If the total amount of unrecognized tax benefits was recognized, $26.0 million of unrecognized tax benefits, $6.9 million of interest and $2.7 million of penalties, would impact the effective tax rate and $6.5 million would result in an increase to goodwill. The Company accounts for interest and penalties generated by tax contingencies as a component of income tax expense. The adoption of FIN 48 did not have a material impact to retained earnings.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

9.	Derivative Instruments and Hedging Activities

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2006 and September 30, 2007, the maximum length of time over which the Company is hedging these exposures is approximately three years.

On July 21, 2006, the interest rate swap agreement, originally entered into on February 21, 2005, was terminated due to the Company’s debt refinancing and interest income of approximately $0.8 million was recorded in the Company’s consolidated statements of income during the quarter ended September 30, 2006. Under the current credit facility, the Company is obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 6.76% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap was designated as a cash flow hedge against LIBOR interest rate movements on the term loan. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2006 and September 30, 2007, the hedge relationship qualified as an effective hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes.

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

In July 2006, the Company initiated a realignment of its employee base as part of its Realignment for Growth plan. The Company recorded $3.0 million and $7.5 million of professional fees, severance and related costs related to the Realignment for Growth plan in the third and fourth quarters of 2006, respectively. All such amounts were included in selling, general and administrative expenses.

For the three and nine months ended September 30, 2007, the Company recorded severance and related costs of $0.1 million and $1.8 million, respectively, which was included in selling, general and administrative expenses, related to the Realignment for Growth plan.

The following table summarizes the components of this reserve during fiscal 2007:

		Retention
	Severance	Benefits	Others	Total
	(In millions)

Balance as of December 31, 2006	$4.6	$0.2	$0.4	$5.2
Charges	1.0	0.3	0.5	$1.8
Cash payments	(5.2)	(0.5)	(0.8)	(6.5)

Balance as of September 30, 2007	$0.4	$—	$0.1	$0.5

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 30, 2007 were as follows (in thousands):

Total shareholders’ equity as of December 31, 2006	$353,890
Net income	137,618
Unrealized loss on derivatives	(299)
Repurchases of common stock	(204,030)
Foreign currency translation adjustment	713
Additional capital from stock options	10,220
Excess tax benefits from exercise of stock options	14,898
Issuance of common shares from the exercise of stock options, SARS, and restricted stock grants	10,107
Dividends declared	(27,906)
Other	(10)

Total shareholders’ equity as of September 30, 2007	$295,201

Stock Repurchases

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

On August 23, 2007, the Company’s Board of Directors approved an increase of $150 million to its previously authorized share repurchase program raising the total value of Company common shares authorized to be repurchased to $450 million.

During the quarter ended September 30, 2007, the Company repurchased approximately 1.7 million of its common shares through open market purchases at an aggregate cost of $65.1 million or an average cost of $39.23 per share.

Dividends

During the second quarter of 2007, the Company’s Board of Directors adopted a regular quarterly cash dividend program. As part of this program, the Company paid its regular quarterly cash dividend of $0.20 per common share, or $14.4 million in the aggregate, in May 2007 to shareholders of record as of April 30, 2007. On August 6, 2007, the Company’s Board of Directors authorized a $0.20 per common share cash dividend, or $13.5 million in the aggregate, for the second quarter of 2007 that was paid on September 14, 2007 to shareholders of record on August 31, 2007.

12.	Subsequent Event

In October 2007, the Company initiated the second phase of its Realignment for Growth plan. Under the second phase of the plan, the Company expects to incur severance and other employee related costs of approximately $8 million to $10 million. Such costs are expected to be recognized over the next nine months.

On October 30, 2007, the Company announced that its Board of Directors has authorized a $0.20 per common share cash dividend for the third quarter of 2007, payable on December 14, 2007 to shareholders of record on November 30, 2007.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

We are a global network marketing company that sells weight management, nutritional supplement, energy & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $1.9 billion for the year ended December 31, 2006. We sell our products in 65 countries as of September 30, 2007, through a network of over 1.6 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 27-year operating history.

During the quarter ended June 30, 2007, we reorganized our product categories to better reflect how our distributors sell products and programs. Our products are grouped in four principal categories: weight management, targeted nutrition, energy & fitness products and Outer Nutrition®. Our products are also often sold in programs that are comprised of a series of related products designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products, and the recruitment and retention of distributors.

The opportunities and challenges upon which we are most focused are: retailing of our products, recruitment and retention of distributors and improving distributor productivity, opening new markets, further penetrating existing markets including China, globalizing successful distributor methods of operation such as Nutrition Clubs, introducing new products, developing niche market segments and further investing in our infrastructure.

In July 2006, we changed our geographic units from four to seven units as part of our ongoing Realignment for Growth plan. These changes were intended to create growth opportunities for our distributors, support faster decision making across the organization by reducing layers of management, improve the sharing of ideas and tools and accelerate growth in our high potential markets. Under the new geographic units we report revenue from:

•	North America, which consists of the U.S., Canada, Jamaica and the Dominican Republic;

•	Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador and Panama;

•	Brazil;

•	South America and Southeast Asia, which includes New Zealand and Australia and excludes Brazil;

•	EMEA, which consists of Europe, the Middle East and Africa;

•	Greater China, which consists of China, Taiwan and Hong Kong; and

•	North Asia, which consists of Japan and Korea.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	% Change	2006	2007	% Change
	(Volume points in millions)

North America	145.8	173.2	18.8%	409.7	510.7	24.7%
Mexico & Central America	170.2	149.0	(12.5)%	467.5	458.9	(1.8)%
Brazil	41.0	33.5	(18.3)%	126.3	111.0	(12.1)%
South America & Southeast Asia	73.9	99.1	34.1%	191.5	257.7	34.6%
EMEA	129.7	125.2	(3.5)%	426.7	402.1	(5.8)%
Greater China	40.3	56.3	39.7%	105.9	154.9	46.3%
North Asia	29.6	30.7	3.7%	89.5	93.3	4.2%

Worldwide	630.5	667.0	5.8%	1,817.1	1,988.6	9.4%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	% Change	2006	2007	% Change
	(Whole numbers)

North America	9,499	10,732	13.0%	26,401	31,715	20.1%
Mexico & Central America	12,909	8,508	(34.1)%	32,602	25,417	(22.0)%
Brazil	4,720	3,139	(33.5)%	15,212	11,512	(24.3)%
South America & Southeast Asia	8,580	12,352	44.0%	24,074	32,259	34.0%
EMEA	8,381	7,391	(11.8)%	28,763	24,112	(16.2)%
Greater China	4,162	8,263	98.5%	11,524	20,995	82.2%
North Asia	2,339	2,597	11.0%	7,128	7,310	2.6%

Worldwide	50,590	52,982	4.7%	145,704	153,320	5.2%

Number of Supervisors and Retention Rates by Geographic Unit as of
Re-qualification Period

Our compensation system requires each supervisor to re-qualify for such status each year, prior to February. In February of each year, we delete from the rank of supervisor those distributors who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were deleted, but who subsequently re-qualified. The table below reflects the number of supervisors and supervisors retention rate subsequent to the annual re-qualification.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our consolidated financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate our foreign currency exchange risk as discussed in further detail in Item 3, Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

For the three and nine months ended September 30, 2007, net sales increased 11.1% and 12.1% to $529.5 million and $1,567.7 million, respectively, compared to the same periods in 2006. The increase was primarily due to continued growth in several of the company’s top countries including the U.S, Taiwan, Italy, Spain and China with increases of 20.4%, 23.6%, 15.8%, 35.4% and 89.3%, respectively, for the three months ended September 30, 2007 and 24.5%, 31.3%, 12.5%, 25.9% and 132.7%, respectively, for the nine months ended

September 30, 2007, as compared to the same period in 2006. The increase in these markets reflects supervisor growth in 2007, the continued success of our distributors, and an increase in the number of stores in China.

Net income increased for the three months ended September 30, 2007 to $48.3 million, or $0.67 per diluted share, from $26.5 million, or $0.36 per diluted share for the same period in 2006. Net income increased for the nine months ended September 30, 2007 to $137.6 million, or $1.87 per diluted share, from $101.5 million, or $1.37 per diluted share for the same period in 2006.

The increase in net income for the three and nine months ended September 30, 2007 was primarily due to strong net sales growth, expansion in operating profit margins and reduction in interest expense resulting from our debt refinancing in July 2006, partially offset by higher labor costs, depreciation expense and foreign exchange losses. Net income for the nine months ended September 30, 2007 included an unfavorable after tax impact of $1.0 million in connection with our Realignment for Growth plan, an increase in tax reserve of $3.6 million and the impact of a $0.6 million tax benefit resulting from an international income tax settlement. Net income for the three months ended September 30, 2006 included the impact of $14.3 million recapitalization expenses in connection with the repayment of the $225.0 million senior secured credit facility, originally entered into on December 21, 2004, the Prior Credit Facility, and our 9 1/2% Notes due 2011, the 9 1/2% Notes, and a $2.7 million additional tax benefit from refinancing transactions. Net income for the nine months ended September 30, 2006 included the impact of a $3.7 million tax benefit resulting from an international income tax settlement, $14.3 million recapitalization expenses incurred in connection with the repayment of our Prior Credit Facility and our 9 1/2% Notes and a $2.7 million additional tax benefit from refinancing transactions.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit and retain new distributors, open new markets and further penetrate existing markets and introduce new products and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2007	2006	2007

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.4	20.0	20.1	20.7

Gross profit	79.6	80.0	79.9	79.3
Royalty overrides	35.4	35.2	35.9	35.4
Selling, general and administrative expenses	30.7	30.0	30.2	29.4

Operating income	13.5	14.8	13.8	14.5
Interest expense, net	5.4	0.5	2.6	0.5

Income before income taxes and minority interest	8.1	14.3	11.2	14.0
Income taxes	2.6	5.2	4.0	5.3

Net income	5.5%	9.1%	7.2%	8.7%

Net Sales

The following chart reconciles Retail Sales to net sales:

Sales by Geographic Region

	Three Months Ended September 30,
	2006					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
					(In millions)

North America	$148.0	$(70.5)	$77.5	$14.6	$92.1	$179.3	$(85.6)	$93.7	$17.1	$110.8	20.3%
Mexico & Central America	173.5	(84.4)	89.1	13.9	103.0	156.3	(76.2)	80.1	12.8	92.9	(9.8)%
Brazil	53.8	(25.7)	28.1	4.7	32.8	48.0	(22.7)	25.3	4.3	29.6	(9.8)%
SAMSEA	88.3	(42.1)	46.2	5.4	51.6	134.7	(67.4)	67.3	8.9	76.2	47.7%
EMEA	209.0	(99.9)	109.1	18.3	127.4	217.1	(104.7)	112.4	21.4	133.8	5.0%
Greater China	54.8	(21.5)	33.3	2.9	36.2	75.2	(27.0)	48.2	3.5	51.7	42.8%
North Asia	53.5	(24.0)	29.5	3.8	33.3	55.5	(24.9)	30.6	3.9	34.5	3.6%

Worldwide	$780.9	$(368.1)	$412.8	$63.6	$476.4	$866.1	$(408.5)	$457.6	$71.9	$529.5	11.1%

	Nine Months Ended September 30,
	2006					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(In millions)

North America	$429.1	$(204.7)	$224.4	$42.4	$266.8	$532.0	$(253.8)	$278.2	$51.1	$329.3	23.4%
Mexico & Central America	473.1	(229.8)	243.3	37.8	281.1	482.2	(234.7)	247.5	39.2	286.7	2.0%
Brazil	164.1	(78.5)	85.6	13.8	99.4	154.4	(72.9)	81.5	13.7	95.2	(4.2)%
SAMSEA	245.2	(118.1)	127.1	15.2	142.3	332.1	(164.1)	168.0	23.0	191.0	34.2%
EMEA	681.1	(326.9)	354.2	59.9	414.1	689.1	(332.2)	356.9	66.1	423.0	2.1%
Greater China	145.2	(61.0)	84.2	8.3	92.5	207.9	(78.9)	129.0	10.4	139.4	50.7%
North Asia	165.3	(74.9)	90.4	11.6	102.0	165.8	(74.4)	91.4	11.7	103.1	1.1%

Worldwide	$2,303.1	$(1,093.9)	$1,209.2	$189.0	$1,398.2	$2,563.5	$(1,211.0)	$1,352.5	$215.2	$1,567.7	12.1%

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

Our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. We expect to increase our spending in selling, general and administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives and in new markets. In addition, new ideas and distributor business methods, or DMOs, are being generated in our regional markets and globalized where applicable, either by distributors, country management or corporate management. Examples are the Nutrition Clubs in Mexico, the Total Plan in Brazil, the Wellness Coach in France, and the Internet/Sampling Program in the U.S., as described under “Net Sales” below. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $110.8 million and $329.3 million, for the three and nine months ended September 30, 2007, respectively. Net sales in North America increased $18.7 million or 20.3% for the three months ended September 30, 2007 and $62.5 million or 23.4%, for the nine months ended September 30, 2007, as compared to the same periods in 2006. In local currency, net sales increased 19.9% and 23.4% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The fluctuation of foreign currency rates had a favorable impact of $0.2 million and $0.3 million on net sales for the three and nine months ended September 30, 2007, respectively.

The increase in net sales in North America was due to several factors including new supervisor growth, up 13.0% and 20.1% for the three and nine months ended September 30, 2007, as compared to the same period in 2006, the growth of the Nutrition Club DMO among our Latino distributors, and the sponsorship of the Los Angeles Galaxy team which includes Herbalife branded team jerseys. In July 2007, the region hosted over 10,000 distributors in Dallas, Texas for their annual Extravaganza event and launched two new lines of products — H3O and the new children’s line. H3O is the next-generation of hydration with electrolytes for rapid hydration. The new children’s line in the U.S. includes three flavors of shakes as well as multivitamins.

We believe that the fiscal year 2007 net sales in North America should continue to show positive year over year growth primarily as a result of the expected continuation of strong momentum in the US, continued success and expansion of the Nutrition Club concept and increased focus on the Lead Generation/Sampling DMO.

Mexico and Central America

The Mexico and Central America region reported net sales of $92.9 million and $286.7 million for the three and nine months ended September 30, 2007, respectively. Net sales in Mexico and Central America decreased $10.1 million or 9.8% for the three months ended September 30, 2007 and increased $5.6 million or 2.0%, for the nine months ended September 30, 2007, as compared to the same periods in 2006. In local currency, net sales decreased 9.8% for the three months ended September 30, 2007 and increased 2.4% for the nine months ended September 30, 2007, as compared to the same periods in 2006. The fluctuation of foreign currency rates had a favorable impact of $0.1 million on net sales for the three months ended September 30, 2007 and an unfavorable impact of $1.2 million for the nine months ended September 30, 2007.

Net sales in Mexico decreased 12.8% for the three months ended September 30, 2007, and was flat for the nine months ended September 30, 2007, compared to the same period in 2006, due to difficult comparisons posed by a market that experienced rapid growth in 2006. New supervisor growth in the region decreased 34.1% and 22.0% for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006 as our distributor leadership focused on distributor training and compliance throughout the year. In September 2007, the region hosted 17,000 distributors in Mexico City for their annual Extravaganza event, which was a new record attendance for the region.

We believe that fiscal year 2007 net sales in Mexico and Central America will be essentially flat as compared to 2006. We believe we have made significant progress in addressing the root causes for the slow down in Mexico by making changes in the infrastructure, providing training, and solving distributor business practice issues. We have completed the Nutrition Club training and compliance audits as well as added resources to support the local distributor services team. We believe these actions have addressed and resolved the major issues and will provide a much more stable environment for the Nutrition Club DMO.

Brazil

The Brazil region reported net sales of $29.6 million and $95.2 million for the three and nine months ended September 30, 2007, respectively. Net sales in Brazil decreased $3.2 million or 9.8% for the three months ended September 30, 2007 and $4.2 million or 4.2% for the nine months ended September 30, 2007, as compared to the same periods in 2006. In local currency, net sales for the three and nine months ended September 30, 2007, decreased 20.3% and 11.9%, respectively, as compared to the same periods in 2006. The fluctuation of foreign currency rates had a favorable impact of $3.5 million and $7.6 million on net sales for the three and nine months ended September 30, 2007, respectively.

The net sales decline was primarily due to distributors transitioning to a more balanced mix of recruiting, retailing, and retention via the Nutrition Club DMO. This transition also contributed to a decline in sales within the Outer Care portion of the product portfolio. New supervisors declined 33.5% and 24.3% for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006. Also contributing to the sales decline was the fact that our senior distributor leadership in Brazil focused on building new business in Peru, which opened in December of 2006 and had net sales of $8.2 million for the three months ended September 30, 2007.

The region hosted a World Team School in July with 3,500 distributors in attendance and launched a new, unique green tea based outer care product called Soft Green. The launch included two products, Soft Green hand cream and Soft Green liquid soap. These are strategically positioned for Brazil to fuel growth in the large personal care segment and are strategically priced to compete with other multi-level marketing companies. In August 2007, Brazil hosted it’s first Nutrition Club national training in Sao Paulo, a distributor organized event with an estimated attendance of 3,000. New training materials were also launched including rules and sales aids.

Given the ongoing issues identified above, we believe that our fiscal year 2007 net sales in Brazil will be less than the same period in 2006. A favorable exchange rate against the US dollar may help mitigate some or all of the volume shortfall. We continue to proactively address the issues that are contributing to the sales decline.

South America and Southeast Asia (SAM/SEA)

The South America and Southeast Asia (SAM/SEA) region reported net sales of $76.2 million and $191.0 million for the three and nine months ended September 30, 2007, respectively. Net sales in SAM/SEA increased $24.6 million or 47.7% for the three months ended September 30, 2007 and $48.7 million or 34.2% for the nine months ended September 30, 2007, as compared to the same periods in 2006. In local currency, net sales increased 41.6% and 28.4% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The fluctuation of foreign currency rates had a favorable impact of $3.2 million and $8.0 million on net sales for the three and nine months ended September 30, 2007, respectively.

The overall increase in net sales for the three and nine months ended September 30, 2007, was attributed primarily to strong sales growth in Venezuela, the region’s largest country and the opening of Peru in December 2006 as a new market. Net sales in Venezuela increased 379.4% and 297.4% for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006. Venezuela’s net sales were $14.6 million for the three months ended September 30, 2007, representing less than 3% of the company’s total net sales. In addition, for the three months ended September 30, 2007, Singapore increased 45.7%, Bolivia increased 44.1% and Colombia increased 42.7% compared to the same period in 2006. For the nine months ended September 30, 2007, Singapore increased 9.8%, Bolivia increased 32.8% and Colombia increased 14.2% compared to the same period in 2006. New Supervisor growth in the region experienced an increase of 44.0% and 34.0% for the three and nine months ended September 30, 2007, respectively, as compared to the same period in 2006. In July, the Southeast Asia and North Asia regions hosted more than 15,000 distributors at a combined Asia Pacific Extravaganza.

We believe the fiscal year 2007 net sales in South America and Southeast Asia should continue to show year over year positive growth primarily as a result of continued momentum in Venezuela and other countries in the region, the opening of Peru, and the ability to respond more quickly to distributor needs as a result of the Realignment for Growth plan.

EMEA

The EMEA region reported net sales of $133.8 million and $423.0 million for the three and nine months ended September 30, 2007, respectively. The net sales increased $6.4 million or 5.0% for the three months ended September 30, 2007, and $8.9 million or 2.1% for the nine months ended September 30, 2007, as compared to the same periods in 2006. In local currency, the net sales decreased 2.4% and 4.6% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The fluctuation of foreign currency rates had a favorable impact on net sales of $9.4 million and $27.8 million for the three and nine months ended September 30, 2007, respectively.

Performance remains strong and net sales increased for the three months ended September 30, 2007 compared to the same period in 2006 for key countries including Spain, France and Italy which increased 35.4%, 27.2% and 15.8%, respectively. In addition, certain eastern European countries have shown signs of potential long-term growth. For the nine months ended September 30, 2007, Spain increased 25.9%, Portugal increased 14.7%, France increased 13.1% and Italy increased 12.5%, as compared to the same period in 2006.

Partially offsetting these sales increases were Netherlands, Germany and Portugal which showed decline in revenues of 18.9%, 13.3% and 4.9%, respectively, for the three months ended September 30, 2007 compared to the same period in 2006. For the nine months ended September 30, 2007, Netherlands declined 19.3% and Germany declined 21.6%, as compared to the same period in 2006.

New supervisor growth for the region had decreased 11.8% and 16.2% for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006.

The region hosted more than 17,000 distributors at the Extravaganza in July 2007, where 8,000 distributors attended the special Nutrition Club training at the event. The region launched Formula 1 sachets and the Skin Activator line.

We expect 2007 net sales in local currency to decrease in single digit percentage when compared to 2006; however, we expect net sales in the region to be flat when compared to 2006 due to favorable foreign currency translation. We have identified several high-potential markets in eastern Europe for which we are developing initiatives along with our distributors to grow sales, develop the Nutrition Club DMO, and increasing local branding activities.

Greater China

The Greater China region reported net sales of $51.7 million and $139.4 million for the three and nine months ended September 30, 2007, respectively. Greater China net sales increased $15.5 million or 42.8% for the three months ended September 30, 2007 and $46.9 million or 50.7% for the nine months ended September 30, 2007, as compared to the same periods in 2006. In local currency, net sales increased 40.3% and 50.0% for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. The fluctuation of foreign currency rates had a favorable impact of $1.0 million and $0.8 million on net sales for the three and nine months ended September 30, 2007, respectively.

Net sales in China increased $10.4 million or 89.3% for the three months ended September 30, 2007 and $29.0 million or 132.7% for the nine months ended September 30, 2007, compared to the same periods in 2006. On March 23, 2007, we received the Direct Sellers license for the cities of Suzhou and Nanjing in the Jiangsu province. On July 9, 2007, we received our expanded Direct Sellers license for the entire Jiangsu province. As of September 30, 2007, we are operating 90 stores in China.

Net sales in Taiwan increased $5.2 million or 23.6% for the three months ended September 30, 2007 and $19.2 million or 31.3% for the nine months ended September 30, 2007, as compared to the same periods in 2006.

Net sales in Hong Kong were flat for the three months ended September 30, 2007 and decreased $1.2 million or 13.3% for the nine months ended September 30, 2007, as compared to the same period in 2006.

New supervisor growth in the region increased 98.5% and 82.2% for the three and nine months ended September 30, 2007, as compared to the same period in 2006. Distributors from the Greater China region are among the more than 15,000 distributors who attended the Asia Pacific Extravaganza in July 2007.

We believe the fiscal year 2007 net sales in Greater China should continue to show positive year over year growth, primarily as a result of the expansion of our direct selling business in China along with the continued growth in Taiwan.

North Asia

The North Asia region reported net sales of $34.5 million and $103.1 million for the three and nine months ended September 30, 2007, respectively. North Asia net sales increased $1.2 million or 3.6% for the three months ended September 30, 2007 and $1.1 million or 1.1% for the nine months ended September 30, 2007, as compared to the same periods in 2006. In local currency, net sales for the three and nine months ended September 30, 2007, increased 3.2% and 1.4%, respectively, as compared to the same periods in 2006. The fluctuation of foreign currency rates had a favorable impact of $0.2 million on net sales for the three months ended September 30, 2007 and an unfavorable impact of $0.2 million for the nine months ended September 30, 2007.

Net sales in Japan increased $0.3 million or 1.6% for the three months ended September 30, 2007 and decreased $4.5 million or 7.5% for the nine months ended September 30, 2007, as compared to the same periods in 2006.

Net sales in South Korea increased $1.0 million or 6.6% for the three months ended September 30, 2007 and $5.6 million or 13.2% for the nine months ended September 30, 2007, as compared to the same periods in 2006.

For the region, new supervisors increased 11.0% and 2.6% for the three and nine months ended September 30, 2007 as compared to the same period in 2006.

We believe the fiscal year 2007 net sales in North Asia should continue to show positive year over year growth primarily as a result of the continued growth in South Korea and the improving business trends in Japan.

Sales by Product Category

The following historical information related to sales organized by product categories has been reclassified to conform to our current product line presentation.

	Three Months Ended September 30,
	2006					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$511.0	$(253.0)	$258.0	$41.6	$299.6	$564.3	$(277.1)	$287.2	$46.8	$334.0	11.5%
Targeted Nutrition	154.9	(76.7)	78.2	12.6	90.8	177.8	(87.3)	90.5	14.8	105.3	16.0%
Energy and Fitness	36.7	(18.1)	18.6	3.0	21.6	40.7	(20.0)	20.7	3.4	24.1	11.6%
Outer Nutrition®	57.5	(28.5)	29.0	4.7	33.7	57.3	(28.1)	29.2	4.8	34.0	0.9%
Literature, Promotional and Other	20.8	8.2	29.0	1.7	30.7	26.0	4.0	30.0	2.1	32.1	4.6%

Total	$780.9	$(368.1)	$412.8	$63.6	$476.4	$866.1	$(408.5)	$457.6	$71.9	$529.5	11.1%

	Nine Months Ended September 30,
	2006					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$1,499.7	$(739.2)	$760.5	$123.1	$883.6	$1,675.6	$(822.7)	$852.9	$140.7	$993.6	12.4%
Targeted Nutrition	453.4	(223.5)	229.9	37.2	267.1	528.4	(259.4)	269.0	44.4	313.4	17.3%
Energy and Fitness	98.1	(48.3)	49.8	8.0	57.8	112.8	(55.4)	57.4	9.5	66.9	15.7%
Outer Nutrition®	191.7	(94.5)	97.2	15.7	112.9	176.2	(86.5)	89.7	14.8	104.5	(7.4)%
Literature, Promotional and Other	60.2	11.6	71.8	5.0	76.8	70.5	13.0	83.5	5.8	89.3	16.3%

Total	$2,303.1	$(1,093.9)	$1,209.2	$189.0	$1,398.2	$2,563.5	$(1,211.0)	$1,352.5	$215.2	$1,567.7	12.1%

Our emphasis on the science of weight management, energy and nutrition has resulted in product introductions such as Niteworkstm and Garden 7 tm, Best Defensetm, Liftoff, H3O and a new children’s line. Due to the launch of these new products together with the continued positive sales momentum discussed above, net sales of weight management products, targeted nutrition products and energy & fitness products increased compared to the same period in 2006. The change of product mix due to various DMOs, as well as the change in country mix, resulted in a decrease in the sales of Outer Nutrition (R) products for the nine months ended September 30, 2007. We expect growth rates within these categories will vary from time to time as we launch new products.

Gross Profit

Gross profit was $423.7 million and $1,243.2 million for the three and nine months ended September 30, 2007, respectively, as compared to $379.2 million and $1,117.0 million in the same period of 2006. As a percentage of net sales, gross profit for the three months ended September 30, 2007, increased slightly from 79.6% to 80.0%, as compared to the same period in 2006 primarily due to lower freight cost and excise taxes in certain countries. The gross profit percentage for the nine months ended September 30, 2007 decreased from 79.9% to 79.3% compared to the same period in 2006 primarily due to foreign exchange fluctuations and higher freight in certain countries. Generally, gross profit percentages do not vary significantly as a percentage of sales other than due to product or country mix, ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate ingredient and manufacturing cost increases from our suppliers by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty Overrides as a percentage of net sales were 35.2% and 35.4% for the three and nine months ended September 30, 2007, respectively, as compared to 35.4% and 35.9% for the same periods in 2006. The decreases for the three and nine months ended September 30, 2007, were primarily due to changes in the mix of products and countries, and the increase in sales in China where compensation to our full-time employee sales representatives was included in selling, general & administrative expenses instead of Royalty Overrides. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products or in certain countries. Due to the structure of our global compensation plan, we expect to see slight fluctuations in Royalty Overrides as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general, & administrative expenses as a percentage of net sales were 30.0% and 29.4% for the three and nine months ended September 30, 2007 as compared to 30.7% and 30.2% for the three and nine months ended September 30, 2006, respectively. For the three and nine months ended September 30, 2007, selling, general & administrative expenses increased $12.8 million and $38.5 million to $158.9 million and $460.4 million, respectively, as compared to the same periods in 2006.

The increases in selling, general & administrative expenses for the three and nine months ended September 30, 2007 included $9.7 million and $27.1 million, respectively, in higher salaries and benefits due primarily to normal merit increases, severance related to the Realignment for Growth plan (discussed in Note 10 in the Notes to our Unaudited Consolidated Financial Statements) and higher compensation costs associated with full-time employee sales representatives in China, $1.3 million and $4.0 million, respectively, in higher depreciation and amortization related mostly to the development of the Customer Initiative e-tailing and distributor support websites launched in April 2007 and the expansion and relocation to new facilities, and an unfavorable impact of foreign currency fluctuations of $3.6 million and $6.2 million, respectively. The increases for the three and nine months ended September 30, 2007 were partially offset by $1.6 million and $4.9 million, respectively, in lower legal and litigations expenses and lower professional fees related to IT infrastructure development.

Selling, general & administrative expenses as a percentage of net sales decreased for the three and nine months ended September 30, 2007, respectively, compared to the same period in 2006. We expect 2007 selling, general & administrative expenses to increase in absolute dollars over the 2006 level reflecting general salary merit increases, continued investments in China, and various sales growth initiatives including sales events and promotions, while improving as a percentage of net sales.

Net Interest Expense

Net interest expense was $2.7 million and $7.2 million for the three and nine months ended September 30, 2007, respectively, as compared to $25.9 million and $36.8 million for the same periods in 2006. Interest expense for 2006 was higher primarily due to the $22.9 million incurred from the redemption of the $165.0 million aggregate principal amount of our 9 1/2% Notes in August 2006 and the repayment of our prior credit facility in July 2006. See Note 3 in the Notes to the Unaudited Consolidated Financial Statements for further discussion.

Income Taxes

Income taxes were $27.2 million and $82.7 million for the three and nine months ended September 30, 2007, respectively, as compared to $12.2 million and $55.4 million in the same period of 2006. As a percentage of pre-tax income, the effective income tax rate was 36.0% and 37.5% for the three and nine months ended September 30, 2007, respectively, as compared to 31.5% and 35.3% in the same period of 2006. The increase in the effective tax rate for the nine months ended September 30, 2007, as compared to the same period of 2006, was primarily due to an increase in unrecognized tax benefits, i.e. income tax reserves, that are not related to the adoption of FIN 48 and the favorable settlement of the international tax audits in the first quarter of 2006, and was partially offset by a decrease in the operating effective tax rate in the first, second and third quarter of 2007, as compared to the same periods in 2006. Excluding the effect of the increase in prior year unrecognized tax benefits, the effective tax rate would have been approximately 36.0% and 36.2% for the three and nine months ended September 30, 2007, respectively.

On October 1, 2007, tax legislation was enacted in Mexico that includes modifying the regular income tax system, introducing an alternative flat tax, and repealing the previous asset tax. The new legislation, which generally is effective January 1, 2008, requires payment of the higher of the regular tax or the flat tax each year. The Company is still determining the impact of the new legislation on our tax liabilities in Mexico and the Company does not believe this will have a material impact to its financial statements.

Restructuring Reserve

In July 2006, we initiated a realignment of our employee base as part of our Realignment for Growth plan. We recorded $3.0 million and $7.5 million of professional fees, severance and related costs in the third quarter and fourth quarter of 2006, respectively. During fiscal year 2007 the restructuring costs decreased, as expected, to $1.8 million for the nine months ended September 30, 2007, as most of the costs were incurred in fiscal year 2006. For the three months ended September 30, 2007, the restructuring costs were $0.1 million.

Subsequent Event

In October 2007, the Company initiated the second phase of its Realignment for Growth plan. Under the second phase of the plan, the Company expects to incur severance and other employee related costs of approximately $8 million to $10 million. Such costs are expected to be recognized over the next nine months.

On October 30, 2007, the Company announced that its Board of Directors has authorized a $0.20 per common share cash dividend for the third quarter of 2007, payable on December 14, 2007 to shareholders of record on November 30, 2007.

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

For the nine months ended September 30, 2007, we generated $195.0 million from operating cash flows, as compared to $145.0 million for the same period of 2006. The increase in cash generated from operations reflected an increase in net income which was primarily driven by 12.1% growth in net sales and lower inventories.

Capital expenditures, including capital leases, for the three and nine months ended September 30, 2007, were $9.2 million and $31.8 million, respectively, as compared to $23.5 million and $49.1 million for the same periods in 2006. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. We expect to incur capital expenditures of approximately $50.0 million in 2007.

We entered into a new $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5% and the revolver bears interest at LIBOR plus a margin of 1.25%. In March 2007, we made a prepayment of $29.5 million of our term loan borrowings. In the second quarter of 2007, we borrowed an aggregate amount of $100.0 million under the revolving credit facility to fund our stock repurchase program. In June 2007, we repaid $40.0 million of our revolving credit facility. In September 2007, the credit agreement was amended increasing the revolving credit facility by $150.0 million to fund the increase in the share repurchase program. In the third quarter of 2007, we borrowed an additional $48.7 million, and repaid $30.0 million of our revolving credit facility. The following summarizes our contractual obligations including interest at September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	2012+
	(In millions)

Borrowings under Senior Credit Facility	$308.4	$4.2	$16.6	$16.4	$16.3	$16.2	$238.7
Capital Leases	5.9	1.7	2.4	1.0	0.3	0.3	0.2
Operating Leases	130.5	11.5	27.2	21.0	14.6	11.7	44.5
Other	22.4	4.8	4.4	4.4	4.4	4.4	—

Total	$467.2	$22.2	$50.6	$42.8	$35.6	$32.6	$283.4

Stock Repurchases

On April 18, 2007, our Board of Directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. During the quarter ended June 30, 2007, we repurchased approximately 3.5 million of common shares through open market purchases at an aggregate cost of $138.8 million, or an average cost of $39.65 per share.

On August 23, 2007, our Board of Directors approved an increase of $150 million to the previously authorized share repurchase program raising the total value of our common shares authorized to be repurchased to $450 million.

During the quarter ended September 30, 2007, we repurchased approximately 1.7 million of our common shares through open market purchases at an aggregate cost of $65.1 million or an average cost of $39.23 per share.

Dividends

During the second quarter of 2007, our Board of Directors adopted a regular quarterly cash dividend program. As part of this program, we paid its regular quarterly cash dividend of $0.20 per common share, or $14.4 million in the aggregate in May 2007 to shareholders of record as of April 30, 2007. On August 6, 2007, the Company’s Board of Directors authorized a $0.20 per common share cash dividend, or $13.5 million in the aggregate, for the second quarter of 2007 that was paid on September 14, 2007 to shareholders of record on August 31, 2007.

Working Capital and Operating Activities

As of September 30, 2007, we had positive working capital of $119.6 million. Cash and cash equivalents were $160.8 million at September 30, 2007, compared to $154.3 million at December 31, 2006.

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

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Item 3, Quantitative and Qualitative Disclosures about Market Risk below.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain US dollars at the official foreign exchange rate to pay for imported products. Unless official foreign exchange is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may need to obtain more US dollars from non-government sources where the exchange rate is weaker than the official rate.

At September 30, 2007, Herbalife Venezuela had cash balances of approximately $11.7 million, primarily denominated in bolivars. During 2006, Herbalife Venezuela paid for certain products by converting its bolivars to US dollars at the official exchange rate. During the rest of 2007, Herbalife Venezuela expects to convert its bolivars to US dollars using the official foreign exchange rate for some of its imports and other remittances. As a result, we continue to use the official foreign exchange rate to translate the financial statements of Herbalife Venezuela into U.S. dollars. Herbalife Venezuela’s net sales represented less than 2% of consolidated worldwide net sales for the nine months ended September 30, 2007.

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

Herbalife International and certain of its distributors are defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleges that certain telemarketing practices of certain Herbalife International distributors violate the Telephone Consumer Protection Act, or TCPA, and seeks to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleges that several of Herbalife International’s distributors used pre-recorded telephone messages to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by the Company or its independent distributors, the Company and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement the defendants collectively have paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by the Company was previously fully reserved in the Company’s financial statements. The settlement has received the preliminary approval of the Court and final approval is expected to be received in January 2008.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy & fitness products and personal care products within one industry segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS No. 131. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 65 countries throughout the world as of September 30, 2007 and we are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related Royalty Overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns primarily in connection with our buyback program are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.0% of retail sales for the three and nine months ended September 30, 2006 and 2007, respectively. No material changes in estimates have been recognized for the three months and nine months ended September 30, 2006 and 2007.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. As of December 31, 2006 and September 30, 2007, the reserve balance for obsolete and slow moving inventory totaled $11.4 million and $12.2 million, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of September 30, 2007, we had goodwill of approximately $111.4 million, and marketing franchise of $310.0 million. No impairment was needed for the three and nine months ended September 30, 2006 and 2007. Goodwill was reduced in 2006 by approximately $21.0 million due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period and the realization of pre-acquisition net operating losses. There was an approximate $1.8 million net reduction in goodwill as of September 30, 2007 compared to December 31, 2006. For the nine months ended September 30, 2007, the $1.8 million net reduction in goodwill was primarily due to the change in the pre-acquisition income tax reserve and the settlement of an international tax audit related to the pre-acquisition period.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, or SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of Herbalife’s common stock and, due to the limited period of public trading data for its common stock, it is also validated against the volatility of a company peer group. The expected life of awards is based on the simple average of the average vesting period and the life of the award. As stock-based compensation expense recognized in the Statement of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the adoption of FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

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

		Average		Fair
Foreign Currency	Coverage	Strike Price	Barrier	Value
	(In millions)			(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$21.0	1.30 - 1.33	1.39 - 1.40	$(1.9)
Purchase Puts (Company may sell BRL/buy USD) Brazilian real	$3.0	2.24 - 2.24	1.99	$(0.6)
Purchase Puts (Company may sell KRW/buy USD) Korean won	$6.0	935.00 - 942.00	910.75 -923.00	$(0.1)

Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. We also purchased ratio forward contracts which protect against adverse market movement at a rate better than the current forward. The fair value of forward contracts is based on third-party bank quotes.

The following table provides information about the details of our forward contracts:

	Contract	Original Notional	Fair Value
Foreign Currency	Rate	Amount	September 30, 2007
		(In millions)	(In millions)

At September 30, 2007
Buy USD sell YEN	112.25	$0.9	$—
Buy USD sell YEN	113.45	1.5	—
Buy USD sell TWD	32.61	1.5	—
Sell EURO buy USD	1.32	23.8	(1.8)
Buy BRL sell USD	1.85	5.3	—
Buy DKK sell EURO	7.45	1.5	—
Buy EURO sell GBP	0.70	1.0	—
Sell MXN buy EURO	15.46	25.0	0.3
Sell MXN buy EURO	15.51	7.6	0.1
Sell MXN buy EURO	15.48	27.8	0.2
Sell AUD buy USD	0.81	0.3	—
Buy EURO sell SEK	9.23	0.8	—
Buy EURO sell USD	1.41	15.7	0.1
Buy GBP sell EURO	0.70	3.6	—
Buy INR sell USD	39.40	6.5	(0.1)
Buy KRW sell USD	919.30	4.3	—
Buy MYR sell EURO	4.83	0.7	—
Buy NOK sell EURO	7.78	2.2	—
Buy NZD sell EURO	1.90	0.7	—
Buy PLN sell EURO	3.78	1.5	—
Buy SEK sell EURO	9.23	2.8	—
Buy TWD sell EURO	45.00	5.0	(0.1)
Sell EURO buy USD	1.41	53.4	(0.5)
Buy USD sell TRY	1.23	1.2	—
Buy YEN sell EURO	162.60	20.9	(0.1)
Buy YEN sell USD	115.25	9.3	0.1

Total forward contracts		$224.8	$(1.8)

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At September 30, 2007, the total amount of our foreign subsidiary cash was $136.6 million, of which $8.9 million was invested in U.S. dollars.

Interest Rate Risk

As of September 30, 2007, the aggregate annual maturities of our term loan obtained in July 2006, as well as our revolving credit facility, were: 2007-$0.4 million; 2008-$1.5 million; 2009-$1.5 million; 2010-$1.5 million; 2011-$1.5 million; and $221.0 million thereafter. The fair value of this loan approximates its carrying value of $227.4 million as of September 30, 2007. The term loan bears a variable interest rate. On September 30, 2007, the average interest rate was 6.54%.

On July 21, 2006, the interest rate swap agreement associated with the $225.0 million credit facility, originally entered into on February 21, 2005, was terminated due to our debt refinancing and interest income of $0.8 million was recorded in our consolidated statements of income for the quarter ended September 30, 2006. Under the new credit facility (see Note 3 to the Notes to Unaudited Consolidated Financial Statements), we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of new term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR on the same notional principal amount. The swap has been designated as a cash flow hedge against the variability in LIBOR on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional principal amounts at 6.76%. At June 30, 2007, the notional principal amount was reduced to $140.0 million. As of September 30, 2007, the fair value of the interest rate swap of $0.9 million was recorded as a liability and the offset was recorded to other comprehensive income.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

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

See discussion under Note 4 to the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this quarterly report on Form 10Q.

On September 20, 2007, the Company was orally advised by the Los Angeles Regional Office of the SEC that the SEC had issued a formal order of investigation into the timing of trading in Herbalife securities by a former mid-level employee. The Company does not believe these trades involve the Company itself. In addition, on November 1, 2007, the Company received a voluntary request for the production of documents from the staff of the Los Angeles Regional Office of the SEC regarding the extent of personal use of Herbalife products by the Company’s distributors and the Company’s related policies and procedures. The SEC has advised the Company that its inquiry should not be construed as an adverse reflection on any person, the Company or its common shares, or as an indication from the SEC or its staff that any violation of law has occurred. The Company is cooperating fully with the staff of the SEC in these matters.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $35,500 as of September 30, 2007) per purported violation as well as costs of the trial. For the year ended December 31, 2006, our net sales in Belgium were approximately $14.4 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

The Company learned on November 5, 2007 that Barry Minkow of the Fraud Discovery Institute had published a letter, dated October 29, 2007, to certain officials of the government of the People’s Republic of China. The letter includes numerous allegations of allegedly wrongful conduct by Herbalife and its employees in China and elsewhere.

Mr. Minkow’s letter attacks, among other things, the Company’s business practices in China as illegal under Chinese law. Contrary to the allegations in the letter, the Company has acted in a responsible manner with regard to its business plans in China including retaining knowledgeable Chinese counsel to assist it in complying with Chinese law. In connection with the Company’s application for its direct selling license in China, the Company’s plan and methods for business in China were reviewed by members of the state and provincial governments of China and an initial license was granted in March 2007 and a subsequent expansion of that license was granted in July 2007. In addition, the Company has designed and implemented systems and financial and operational controls intended to ensure compliance with applicable law. The Company believes it is in compliance with applicable law.

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

Recently, China enacted a labor contract law which will take effect on January 1, 2008. The Company is reviewing the new law to determine what changes, if any, will be required in its employment contracts and contractual relations with its employees, which include certain of its salespersons. There is no guarantee that the new law will not adversely impact the Company, force the Company to change its treatment of its distributor employees, or cause the Company to change its operating plan for China.

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

As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In one such case we are currently appealing a tax assessment in Spain. The Company believes that it has meritorious defenses. Further, in some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.

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

From time to time, the results of these internal audits may necessitate that we conduct further investigations into aspects of our business or operations. At the time of the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, one such investigation was pending. This investigation concerned certain activities related to one of our foreign subsidiaries and related matters, and involved possible violations of applicable law. The then pending review of this investigation necessitated our filing of a request for extension on Form 12b-25 with the SEC. This investigation was completed in the fourth quarter of 2006, and the Audit Committee of our Board of Directors has adopted, and we have implemented, a remediation plan in response to the related findings. We believe the results of this investigation will not have a material adverse effect on our financial condition or results of operations. In addition, our business practices and operations may periodically be investigated by one or more of the many governmental authorities with jurisdiction over our worldwide operations. In the event that these investigations produce unfavorable results, we may be subjected to fines, penalties or loss of licenses or permits needed to operate in certain jurisdictions, any one of which could have a material adverse effect on our financial condition or results of operations.

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

(a) None.

(b) None.

(c) On April 18, 2007, we announced that our Board of Directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by management, as market conditions warrant. On August 23, 2007, our Board of Directors approved an increase of $150 million to this share repurchase program raising the total value of common shares authorized to be repurchased to $450 million.

The following is a summary of our repurchases of common shares during the three months ended September 30, 2007:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

July 1 — July 31	—	—	—	$161,231,614
August 1 — August 31	1,660,000	$39.23	1,660,000	$246,114,301
September 1 — September 30	—	—	—	$246,114,301

Total	1,660,000	$39.23	1,660,000

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index.

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
9.1		Shareholders’ Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C, CCG AV, LLC-Series E, and certain other persons	(a)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Purchase Agreement, dated as of June 21, 2002, by and among WH Acquisition Corp., Herbalife International, Inc., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.10		Registration Rights Agreement, dated as of June 27, 2002, by and among WH Acquisition Corp., WH Intermediate Holdings Ltd., WH Luxembourg Holdings SàRL, WH Luxembourg Intermediate Holdings SàRL, WH Luxembourg CM SàRL and UBS Warburg LLC	(a)
10.11		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.12		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.13#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.14#	Employment Agreement dated as of March 10, 2003 between Carol Hannah and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.15#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Brian Kane	(a)
10	.16#	Non-Statutory Stock Option Agreement, dated as of March 10, 2003 between WH Holdings (Cayman Islands) Ltd. and Carol Hannah	(a)
10	.17#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.18#	Side Letter Agreement dated as of March 10, 2003 by and among WH Holdings (Cayman Islands) Ltd., Brian Kane and Carol Hannah and the Shareholders listed therein	(a)
10	.19#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)

Exhibit
Number		Description	Reference

10	.20#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.21#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.22#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.23#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.24		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.25		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.26		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.27		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10	.28#	Separation Agreement and General Release dated May 1, 2004, among Herbalife International, Inc., Herbalife International of America, Inc. and Carol Hannah	(a)
10	.29#	Consulting Agreement dated May 1, 2004 among Herbalife International of America, Inc. and Carol Hannah	(a)
10.30		Purchase Agreement, dated March 3, 2004, by and among WH Holdings (Cayman Islands) Ltd., WH Capital Corporation and UBS Securities LLC	(a)
10.31		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.32		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.33		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.34#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.35		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.36		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.37		Termination Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E and CCG CI, LLC.	(d)
10.38		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.39#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.40#	Form of Stock Bonus Award Agreement	(e)
10	.41#	Contract for Services of a Consultant between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)

Exhibit
Number		Description	Reference

10	.42#	Compromise Agreement between Herbalife International Luxembourg S.á.R.L. and Brian Kane dated as of October 18, 2004	(f)
10	.43#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(g)
10	.44#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(h)
10	.45#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(h)
10.46		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005.	(i)
10	.47#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005.	(j)
10	.48#	Independent Directors Deferred Compensation and Stock Unit Plan	(k)
10	.49#	Independent Directors Stock Unit Award Agreement	(k)
10	.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l)
10	.51#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l)
10	.52#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(m)
10	.53#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(m)
10	.54#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(n)
10	.55#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(o)
10	.56#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(o)
10	.57#	Amended and restated employment agreement effective April 17, 2006 between Herbalife International of America, Inc. and Paul Noack	(p)
10	.58#	Summary of Board Committee Compensation	(q)
10.59		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(r)
10.60		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	(r)
10	.61#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(r)
10	.62#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(s)
10	.63#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(s)
10	.64#	Stock Unit Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(s)
10	.65#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(s)

Exhibit
Number		Description	Reference

10	.66#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated July 31, 2003	(s)
10	.67#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated September 1, 2004	(s)
10	.68#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated December 1, 2004	(s)
10	.69#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated April 27, 2005	(s)
10	.70#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 6, 2003	(s)
10	.71#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(s)
10	.72#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(s)
10	.73#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(s)
10	.74#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(t)
10	.75#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(t)
10	.76#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(t)
10	.77#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(t)
10	.78#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(t)
10	.79#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(t)
10	.80#	Amendment dated March 26, 2007, to Employment Agreement by and between Herbalife Ltd. and Michael O. Johnson dated April 3, 2003	(u)
10	.81#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson.	(v)
10	.82#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(v)
10	.83#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman.	(v)
10	.84#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman.	(v)
10	.85#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement.	(v)
10	.86#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement.	(v)
10.87		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	*

Exhibit
Number	Description	Reference

10.88	Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent.	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on March 14, 2005 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and is incorporated herein by reference.

(g)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on August 3, 2005 as an Exhibit to the Company’s current Report on Form 10Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(k)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on May 3, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and is incorporated herein by reference.

(q)	Previously filed on May 5, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(s)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(u)	Previously filed on May 1, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Dated: November 6, 2007