Form 10-K
period 2007-12-31
HERBALIFE LTD.
filed 2008-02-26
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32381

HERBALIFE LTD.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0377871
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

P.O. Box 309GT	90067
Ugland House, South Church Street Grand Cayman, Cayman Islands (Address of Principal Executive Offices)	(Zip Code)

(310) 410-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.002 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 64,019,233 common shares outstanding as of February 20, 2008. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $2,542 million as of June 29, 2007, based upon the last reported sales price on the New York Stock Exchange on that date of $39.65.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	loss or departure of any member of our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

•	risks associated with operating internationally, including foreign exchange and devaluation risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties and similar tax regulations;

•	taxation relating to our distributors;

•	product liability claims; and

•	whether we will purchase any of our shares in the open markets or otherwise.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K, included under Item 1A — Risk Factors, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our financial statements and the related notes.

Forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

The Company

Unless otherwise noted, the terms “we,” “our,” “us,” “Company,” “Herbalife” and “Successor” refer to Herbalife Ltd. and its subsidiaries, including WH Capital Corporation, or WH Capital Corp., and Herbalife International, Inc., or Herbalife International, and its subsidiaries for periods subsequent to the acquisition of Herbalife International on July 31, 2002, by an investment group led by Whitney & Co., LLC and Golden Gate Private Equity, Inc., or the Acquisition, and the terms “we,” “our,” “us,” “Company” and “Predecessor” refer to Herbalife International before the Acquisition for periods through July 31, 2002. Herbalife is a holding company, with substantially all of its assets consisting of the capital stock of its indirect, wholly-owned subsidiary, Herbalife International.

PART I

Item 1.	BUSINESS

GENERAL

We are a global network marketing company that sells weight management, nutritional supplement, energy & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.1 billion for the fiscal year ended December 31, 2007. We sell our products in 65 countries through a network of over 1.7 million independent distributors. In China, in order to comply with local laws and regulations, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 28-year operating history.

We offer science based products in four principal categories: weight management, targeted nutrition, energy & fitness and Outer Nutrition. The weight management product portfolio includes meal replacement shakes, weight-loss enhancers, appetite suppressors and a variety of healthy snacks. Our collection of targeted nutrition products includes dietary supplements which contain quality herbs, vitamins, minerals and natural ingredients that support total well-being and long-term good health. The energy & fitness category includes energy and isotonic drinks to support a healthy active lifestyle. Our Outer Nutrition products include skin cleansers, moisturizers and lotions with antioxidants, as well as anti-aging products. Weight management, targeted nutrition, energy & fitness and Outer Nutrition accounted for 63.4%, 20.2%, 4.2% and 6.7% of our net sales in fiscal year 2007, respectively.

We believe that the direct-selling channel is ideally suited to marketing our products, because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact may enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, many of our distributors use our products themselves, and can therefore provide first-hand testimonials of product effectiveness to consumers, which often serve as a powerful sales tool.

We are focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative and efficacious products to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue entrepreneurial, full and part-time, employment opportunities. Our distributors, who are independent contractors, can profit from selling our products and can also earn royalties and bonuses on sales made by the other distributors whom they recruit to join their sales organizations.

We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local, national and international Company-sponsored sales events such as Extravaganzas. We are committed to providing professionally designed educational training materials that our distributors can use to enhance recruitment and maximize their sales. We and our distributor leadership conduct thousands of training sessions each year throughout the world to educate and motivate our distributors. These training events teach our distributors not only how to develop invaluable business-building and leadership skills, but also how to differentiate our products to consumers. Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. In addition, we operate an internet-based Herbalife Broadcasting Network, which delivers worldwide, educational, motivational and inspirational content, including addresses from our Chief Executive Officer, to our distributors. Our efficient and effective distribution, logistics and customer care support system assists our distributors by providing same day, or next-day sales capabilities and support services. We further aid our distributors by generating additional demand for our products through traditional marketing and public relations activities, such as television ads, sporting event sponsorships and endorsements.

Our Competitive Strengths

We believe that our success stems from our ability to motivate our distributor network with a range of quality, innovative and efficacious products that appeal to consumer preferences for healthy living. We have been able to achieve sustained and profitable growth by capitalizing on the following competitive strengths:

Distributor Base

As of December 2007, we had over 1.7 million distributors, which includes approximately 129,000 China sales representatives and employees. Collectively we refer to this group as “distributors.” Approximately 473,000 of our 1.7 million distributors have become sales leaders, which are comprised of approximately 451,000 supervisors in the 64 countries where we use our traditional marketing plan and 22,000 China sales employees operating under our China marketing plan. Collectively we refer to this group as “sales leaders.” We believe that the distributors who have not attained supervisor level can be segmented into three general categories based on their product order patterns: discount buyers, small retailers and potential supervisors. We define discount buyers as customers who have signed up as distributors to enjoy a discount on their purchases; small retailers as product users and sales people who generate modest sales to friends and family; and potential supervisors as distributors who are proactively developing a business with the intention of qualifying to become a supervisor. In 2007, excluding China, distributor orders for these three general categories were approximately 52%, 26% and 22%, respectively. For the approximately 451,000 supervisors in our organization, the marketing plan encourages active participation in the business including building down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Sales leaders contribute significantly to our sales.

Product Portfolio

We are committed to building distributor, customer and brand loyalty by providing a diverse portfolio of health-oriented and wellness products. The breadth of our product offerings enables our distributors to sell a comprehensive package of products designed to simplify weight management and nutrition. Many of our product formulations have been in existence for years; however, we continually review, and if necessary, improve our product formulations, based upon developments in nutrition science. We believe that the longevity and variety in our product portfolio significantly enhance our distributors’ abilities to build their businesses.

Nutrition Science-Based Product Development

We continue to emphasize and make investments in science-based product development in the fields of weight management, nutrition and personal care. We have a growing internal team of scientists dedicated to continually evaluating opportunities to enhance our existing products and to develop new science-based products. These product development efforts are reviewed by prominent doctors and world-renowned scientists who constitute our Scientific Advisory Board and Nutrition Advisory Board. In addition, we have provided donations to assist in the establishment of the Mark Hughes Cellular and Molecular Lab at UCLA, or the UCLA Lab, and we continue to rely on their expertise. We believe that the UCLA Lab provides opportunities for Herbalife to access cutting-edge science in herbal research and nutrition. In 2007, Herbalife awarded a research grant to the National Center for Natural Products Research at the University of Mississippi School of Pharmacy, or NCNPR. The grant will allow NCNPR scientists to identify and study the biologically active chemicals found in botanicals, which may be used in the development of future dietary supplements and skin care products for Herbalife.

Scalable Business Model

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

Geographic Diversification

We have a proven ability to establish our network marketing organization in new markets. Since our founding 28 years ago, we have expanded our presence into 65 countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market.

Experienced Management Team

Our management team is led by Michael O. Johnson who became our Chief Executive Officer after spending 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International. In 2007, he was named Chairman. Since joining our Company, Mr. Johnson has assembled a team of experienced executives, including Gregory Probert, President and Chief Operating Officer and formerly Chief Executive Officer of DMX Music and Chief Operating Officer of The Walt Disney Company’s Buena Vista Home Entertainment division; Richard Goudis, Chief Financial Officer and formerly Chief Operating Officer of Rexall Sundown; Brett R. Chapman, General Counsel and formerly Senior Vice President and Deputy General Counsel of The Walt Disney Company; and Steve Henig, Ph.D., Chief Scientific Officer with responsibility for our product research and development, and formerly Senior Vice President of Ocean Spray Cranberries, Inc.

Our Business Strategy

We believe that our network marketing model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our distributor base by pursuing the following strategic initiatives:

Major Market Strategy

We look to optimize country operating models, further aligning resources to fuel growth in high potential markets, develop lower-cost models where appropriate and centralize key regional functions. Expanding in China represents a significant growth opportunity for us as we believe that China could become one of the largest direct-selling markets in the world over the next several years. To address this opportunity, we have assembled a management team with direct selling experience, secured a headquarters location in Shanghai, expanded our manufacturing capacity in our Suzhou, China factory and in July 2007, received a direct-selling license for the Jiangsu province. We are in the process of opening retail locations and pursuing direct-selling licenses in additional provinces. Through December 2007, we have opened 90 retail stores in 29 provinces. Other critical major market strategies include developing an Eastern European strategy, nurturing Brazil’s transition to a better balance of retailing, retention and recruiting, and identifying new untapped markets.

Product Strategy

We are committed to providing our distributors with unique, innovative products to help them increase sales and recruit new distributors. Product development is focused on obesity, anti-aging, fitness, children’s health, and immunity enhancers. On an ongoing basis we will augment our product portfolio with additional science-based products and, as appropriate, will bundle products addressing similar health concerns into packages and programs. We are establishing a core set of products that will be available in all markets around the world. We are also empowering regional and country managers to develop unique products that are specific to their markets to ensure that local consumer needs can be met. Additionally, each year we plan to have “mega launches” of products and/or programs to generate continual excitement among our distributors, to add to our core set of products and to support our distributor DMOs. These “mega launches” will generally target specific market segments deemed strategic to us, such as the 2007 introduction of a children’s line to target stay-at-home moms and a sports and fitness line to target consumers with active lifestyles.

Distributor Strategy

We continue to increase our investment in events and promotions as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We will attempt to globalize best-practice business methods to enable our distributors to improve their penetration in existing markets. We refer to these business methods as DMOs and they include Nutrition Clubs, the Total Plan, Wellness Coach and Internet/Sampling. We also introduced BizWorks, a business system which assists our distributors in building their businesses more efficiently while better servicing their existing customers. And finally, to increase brand awareness among potential customers and distributors, we have entered into marketing alliances, created “Team Herbalife” and rolled-out a style guide and brand asset library so that our distributors have access to the Herbalife brand logo for use in their marketing efforts.

Infrastructure Strategy

In 2003, we embarked upon a strategic initiative to significantly upgrade our technology infrastructure throughout the world. We are implementing an Oracle enterprise-wide technology solution, with a scalable and stable open architecture platform, to enhance our efficiency and productivity as well as that of our distributors. In addition, we are upgrading our internet-based marketing and distributor services platform with tools such as BizWorks and MyHerbalife.com and we have invested in business intelligence tools to enable better analysis of our business. In 2008, we expect to execute the next stage of stabilization upgrades for the software application tier of the Oracle platform with implementation thereof across multiple regions in 2008 and 2009. Additionally, we continue to invest in our employees through a comprehensive and global organizational development program.

Product Overview

For 28 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health and experience life-changing results. We have built our heritage on developing formulas that blend the best of nature with innovative techniques from nutrition science, appealing to the growing base of consumers seeking differentiated products and desiring a healthier lifestyle.

As of December 31, 2007, we marketed and sold 131 products encompassing over 3,500 SKUs through our distributors and had approximately 1,803 trademarks worldwide. We group our products into four primary categories: weight management, targeted nutrition, energy & fitness and Outer Nutrition. Our products are often sold in programs, which are comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men or children, as well as weight-management customers and individuals looking to enhance their overall well-being.

The following table summarizes our products by product category.

Product Category	Description	Representative Products

Weight Management (63.4% of 2007 net sales)	Meal replacement, weight-loss enhancers and a variety of healthy snacks	Formula 1 Healthy Meal, Personalized Protein Powder, Total Control®, High Protein Bars and Snacks
Targeted Nutrition (20.2% of 2007 net sales)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, Kids Line
Energy & Fitness (4.2% of 2007 net sales)	Products that support a healthy active lifestyle	Liftoff® energy drink, H3OTM hydration drink
Outer Nutrition (6.7% of 2007 net sales)	Skin cleansers, moisturizers, lotions, shampoos and conditioners	Skin Activator® Anti-Aging line, NouriFusion® skin care line
Literature, Promotional and Other Products (5.5% of 2007 net sales)	Sales aids, informational audiotapes, CDs, DVDs and start-up kits	International Business Packs, BizWorks

Weight Management

Weight Management is our largest product category representing 63.4% of our net sales for the year 2007. Formula 1, our best-selling product, is a healthy meal with soy protein, essential vitamins, minerals and nutrients that is available in seven delicious flavors and can help support weight management. It has been part of our basic weight management program for 28 years and generated approximately 30% of our retail sales for the year 2007. Personalized Protein Powder is a soy and whey protein product developed to be added to Formula 1 to boost protein intake and decrease hunger. Weight-loss enhancers, including Total Control®, address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss. Healthy snacks are formulated to provide between-meal nutrition and satisfaction.

Targeted Nutrition

We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. Each of these supplements contains quality herbs, vitamins, minerals and other natural ingredients and focuses on specific lifestages of our customers, including women, men, children and those with health concerns, including heart health, healthy aging, digestive health, or immune solutions. Niteworks® is a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro, that supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Garden 7® is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables and has anti-oxidant and health-boosting properties. Best Defense® is an effervescent drink that boosts immunity. In 2007, we introduced a new Kids Line including shakes and improved multivitamins which provide essential nutrition including protein, fiber and 100% of key nutrients to meet growing kids’ daily needs.

Energy and Fitness

We have entered into the high growth energy drink category with the introduction of Liftoff®, an innovative, effervescent energy product with B-vitamins, ginseng, ginger and caffeine to increase energy and improve mental clarity for better performance throughout the day. In 2007, we launched H3OTM Fitness Drink to provide rapid hydration, sustained energy plus antioxidant protection for people living a healthy, active lifestyle.

Outer Nutrition

Our Outer Nutrition products complement our weight-management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women. NouriFusion® is a personal care product line that utilizes vitamin A, C and E to provide benefits to the skin. In 2006, we launched an extension of our successful Skin Activator® product, an advanced cream based glucosamine complex to reduce the appearance of fine lines and wrinkles, into a full line of anti-aging products.

Literature, Promotional and Other Products

We also sell literature and promotional materials, including sales aids, informational audiotapes, videotapes, CDs and DVDs designed to support our distributors’ marketing efforts, as well as start-up kits called “International Business Packs” for new distributors. In 2006, we introduced BizWorks, a customizable retail website for our distributors to enhance the on-line experience and improve their productivity.

Product Development

We are committed to providing our distributors with unique, innovative science-based products to help them increase recruitment, retention and retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with the Company’s Nutrition Advisory Board and Scientific Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to effect a successful development and launch of the product.

A new product development process was implemented globally to accelerate the introduction of new products and to improve the launch of products. Cross-functional teams from Product Marketing, Product Development, Sciences, Licensing, Manufacturing and Finance were formed and assigned to major product initiatives.

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

New product ideas are generated and narrowed down to high potential ideas that fill our business needs and conform to our overall strategy. We test the most promising ideas with distributors and customers using a variety of qualitative and quantitative tools. This testing is followed by a feasibility assessment which includes a review of product and package prototypes, product positioning and messaging, process design, analysis of manufacturing issues and providing preliminary financial projections of product sales. The next stage is the development phase in which we finalize the formula, process, manufacturing strategy, product positioning, pricing, labeling and other related matters. The fourth stage is the launch phase in which we prepare promotional and sales materials, complete the supply chain plan, create product and financial forecasts, and complete other final preparations for launch. After the product is launched, we closely track sales performance and the lessons learned so we can update and improve the product development process. In addition, during the past three years, we have significantly increased our investment in clinical studies and in our science program to substantiate claims and efficacy of our products.

We reorganized our technical team in 2007 for greater efficiency in product development as well as to carry out related product development strategies both globally and regionally. During 2007, we also added new talents to our technical and scientific teams and additional resources to the Company’s Nutrition and Scientific Advisory Boards.

The Nutrition Advisory Board is headed by David Heber, M.D., Ph.D., Professor of Medicine and Public Health at the UCLA School of Medicine, Director of the UCLA Center for Human Nutrition and Director of the UCLA Center for Dietary Supplement Research in Botanicals. The Nutrition Advisory Board has 20 members from 17 countries. It is comprised of leading scientists and medical doctors who provide training on product usage and give health-news updates through Herbalife literature, the Internet and training events around the world. Our Scientific Advisory Board is chaired by Dr. Heber and has 12 members from six countries. Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology at the UCLA School of Medicine and Nobel Laureate in Medicine is also a member of the Scientific Advisory Board.

We believe that it is important to maintain our relationships with members of our Nutrition Advisory Board and Scientific Advisory Board to recognize the time and effort that they expend on our behalf. Each member of our Nutrition Advisory Board other than Dr. Heber receives a monthly retainer of up to $5,000, plus up to $3,000 for every day that they appear at a non-southern California distributor event and up to $2,000 for every day that they need to travel to such events. Members of our Scientific Advisory Board are compensated for their time and efforts in the following manner: (1) ten members are paid an annual retainer of $5,000 plus travel expenses, (2) Dr. Ignarro receives no direct compensation from us although we do pay a consulting firm, with which Dr. Ignarro is affiliated, a royalty on sales of Niteworks®, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s consulting, promotional or endorsement services, with such amounts totaling $1.4 million, $1.0 million and $1.9 million in 2005, 2006 and 2007, respectively and (3) Dr. Heber generally, other than a one time option grant in 2005, receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a consulting firm, with which Dr. Heber is affiliated, a quarterly consulting fee of $75,000.

In 2007, we completed construction and moved into modern, state-of-the-art product development laboratories in Torrance, California, as well as quality control laboratories in Carson, California. This investment will enable our developers, scientists and quality control staff to accelerate product development, launch products faster and provide a more robust quality control program.

Herbalife also made further contributions to the UCLA Lab. We have continually invested in this lab since 2002 with total donations of approximately $1.4 million which includes donations of lab equipment and software. UCLA agreed that the donations would be used for further research and education in the fields of weight management and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA is currently limited to conducting one ongoing clinical studies, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals.

In 2007, we introduced new flavors of Formula 1 including Café Latte and Pina Colada, as well as Protein Bars Deluxe and Formula 1 in single serve sachets for Weight Management; Kids Shakes and Kids Multi-Vitamins for Targeted Nutrition; H3OTM Fitness Drink for Energy and Fitness and Skin Activator® Packettes and Soft Green Line for Outer Nutrition.

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

Network Marketing Program

General

Our products are distributed through a global network marketing organization comprised of over 1.7 million independent distributors in 65 countries, including in China where, due to regulations, our sales are conducted through Company operated retail stores, sales representatives and employed sales management personnel. In China, in the areas where we have a direct selling license, our distributors and employees can sell Herbalife product outside the retail establishments. In addition to helping our distributors achieve physical health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact and coaching between retail consumers and distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage to our distributors in developing and growing their businesses. China has its own unique marketing program.

On July 18, 2002, we entered into an agreement with our distributors that no material changes adverse to the distributors will be made to the existing marketing plan without their consent and that we will continue to distribute Herbalife products exclusively through our independent distributors. We believe that this agreement has strengthened our relationship with our existing distributors, improved our ability to recruit new distributors and generally increased the long-term stability of our business.

Structure of the Network Marketing Program

To become a distributor in most markets, a person must be sponsored by an existing distributor and must purchase an International Business Pack. The International Business Pack is a distributor kit available in local languages. The product and literature contents in the kits vary slightly to meet individual market needs. An example is the large size US IBP, which costs $87.95 and includes a canister of Formula 1 shake mix, several bottles of different nutritional supplements, Herbal Concentrate (Tea), Liftoff® (an energy drink), and Nourifusion® (skin care) samples, along with a handy tote, booklets describing us, our compensation plan and rules of conduct, various training and promotional materials, distributor applications and a product catalog. The smaller US version costs $54.95 and includes sample products, a handy tote, and essentially the same print and promotional materials as included in the larger kit version. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must be responsible for sales of products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. China has its own unique marketing program. Volume points are point values assigned to each of our products that are usually equal in all countries and are based on the suggested retail price of U.S. products (one volume point equates to one U.S. dollar). Supervisors may then attain higher levels, (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle) and earn increasing amounts of royalty overrides based on sales in their downline organizations and, for members of our Global Expansion Team and above, earn production bonuses on sales in their downline organizations.

The following table sets forth the number of our sales leaders and supervisor retention rates as of requalification period:

	At the end of February
	Number of Sales Leaders			Supervisors Retention Rate
	2005	2006	2007	2005	2006	2007

North America	41,252	45,766	54,314	38.6%	41.2%	43.1%
Mexico & Central America	19,055	38,356	62,683	50.6%	57.4%	55.2%
South America	28,240	40,111	51,302	33.4%	32.4%	32.9%
EMEA	65,485	66,103	64,862	44.0%	45.0%	46.2%
Asia Pacific (excluding China)	47,893	51,249	56,871	34.4%	35.9%	35.0%

Total Supervisors	201,925	241,585	290,032	39.7%	41.5%	42.5%
China Sales Employees	—	1,987	8,759

Worldwide Total Sales Leaders	201,925	243,572	298,791

In February of each year, we remove from the rank of supervisor those individuals who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were removed, but who subsequently requalified. For the latest twelve month re-qualification period ending January 2008, approximately 41.0% of our supervisors re-qualified. Typically, distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year while supervisors who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. For supervisors to requalify and retain their distributor organization and associated earnings, they need to earn 4,000 volume points in one month or 2,500 volume points in each of two consecutive months. In order to increase retailing of our products, we have modified our requalification criteria to provide that any distributor that earns at least 4,000 volume points in any 12-month period can requalify as a supervisor and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings.

Distributor Earnings

Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices, depending on the distributors’ level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (1) royalty overrides, up to 15% of product retail sales in the aggregate, (2) production bonuses, up to 7% of product retail sales in the aggregate and (3) the Mark Hughes bonus, up to 1% of product retail sales in the aggregate. Royalty overrides and bonuses together with the distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. Each distributor’s success is dependent on two primary factors: 1) the time, effort and commitment a distributor puts into his or her Herbalife business and 2) the product sales made by a distributor and his or her sales organization.

Distributors, with the exception of China, earn the right to receive royalty overrides upon attaining the level of supervisor and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a supervisor, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

Many of our non-supervisor distributors join Herbalife to obtain a 25% discount on our products and become a discount consumer or merely have a part-time income goal in mind. Consequently, non-supervisor earnings tend to be relatively low and are not tracked by the Company.

Under the regulations published by the Chinese Government, direct selling companies are limited to the payment of gross compensation to direct sellers of up to a maximum 30% of the revenue they generate through their own sales of products to consumers. We have incurred and will continue to incur substantial ongoing additional costs relating to the inclusion in the China business model of Company operated retail stores, employed sales management personnel and Company provided training and certification procedures for sales personnel, features not common elsewhere in our traditional business model.

Distributor Motivation and Training

We believe that motivation and training are key elements in distributor success and that we and our distributor supervisors have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Annually, in each major territory or region, there is a three-day World Team School that focuses on product and business development and is typically attended by 2,000 to 10,000 distributors. Additionally, once a year in each region, we host an Extravaganza at which our distributors from the region can come to learn about new products, expand their skills and celebrate their success. In 2007, such events were held in Brazil, Colombia, the United States, Singapore, Germany and Mexico. In addition to these training sessions, we have our own “Herbalife Broadcast Network” that we use to provide distributors continual training and the most current product and marketing information. The Herbalife Broadcast Network can be seen on the internet.

Distributor reward and recognition is a significant factor in motivating our distributors. In 2007, we invested over $64 million in regional and worldwide events and promotions to motivate our distributors to achieve and exceed both sales and recruiting goals. Examples of our worldwide promotions are the 2007 Vacations and the Active World Team Promotion. The 2007 Vacations offer incentives for distributors to qualify to receive a regional vacation. The Active World Team Promotion provides cash and recognition incentives to distributors who achieve all three requirements for becoming a World Team Member and thus have proven themselves adept at building a well-balanced business.

Geographic Presence

As of December 31, 2007, we conducted business in 65 countries throughout the world. The following chart sets forth the countries we currently operate in as of December 31, 2007, organized in the Company’s five geographic regions, and the year in which we commenced operations.

Year
Country	Entered

North America
USA	1980
Canada	1982
Jamaica	1999
Mexico and Central America
Mexico	1989
Dominican Republic	1994

Year
Country	Entered

Panama	2000
Costa Rica	2006
El Salvador	2007
South America
Venezuela	1994
Argentina	1994
Brazil	1995
Chile	1997
Colombia	2001
Bolivia	2004
Peru	2006
Asia Pacific
Australia	1983
New Zealand	1988
Japan	1989
Hong Kong	1992
Philippines	1994
Taiwan	1995
South Korea	1996
Thailand	1997
Indonesia	1998
India	1999
China	2001
Macau	2002
Singapore	2003
Malaysia	2006
EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995

Year
Country	Entered

Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005
Zambia	2007

In late 2007, we changed our geographic regions from seven to five regions as part of our on-going Realignment for Growth efforts. Historical information presented below relating to the geographic regions has been reclassified to conform with current geographic presentation.

					Number of
	Net Sales			Percent of	Countries
	Year Ended December 31,			Total Net Sales	December 31,
Geographic Region	2005	2006	2007	2007	2007
	(In millions)

North America	$303.8	$357.6	$438.7	20.4%	3
Mexico & Central America	219.9	376.9	384.6	17.9%	5
South America	158.1	224.1	300.1	14.0%	7
EMEA	545.3	548.0	567.7	26.5%	36
Asia Pacific	339.7	378.9	454.7	21.2%	14

Worldwide	$1,566.8	$1,885.5	$2,145.8	100.0%	65

The top six countries have represented approximately 56%, 58.2% and 56.1% of net sales in 2005, 2006, and 2007, respectively, reflecting our broad geographical diversification.

After entering a new country, in many instances we experience an initial period of rapid growth in sales as new distributors are recruited, that is then followed by a decline in sales. We believe that a significant factor affecting these markets is the opening of other new markets within the same geographic region or within the same or similar language or cultural bases. Some distributors tend to focus their attention on the business opportunities provided by these newer markets instead of developing their established sales organizations in existing markets. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. To the extent we decide to open new markets in the future, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Herbalife systems are in place to support growth while maintaining prior sales levels within the region.

Manufacturing and Distribution

All of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies, with the exception of products distributed in and sourced from China, where we have our own manufacturing facility. However, we own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 49.7% of our product purchases in 2007. In addition, each of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We also have our own quality control lab in which we routinely test products received from vendors. We have established excellent relationships with our manufacturers and continue to obtain improvements in supply services, product quality and product delivery. Currently prices of some of our key input materials such as soy, whey protein, fructose and packaging material are increasing. However, we are confident we can offset these increases with our cost reduction programs and by raising the prices of our products.

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

Our products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles or Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center, our Memphis distribution center or from our sales centers in Dallas and Phoenix. Products distributed globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After the products arrive in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

Product Return and Buy-Back Policies

In most markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it within 30 days of purchase to their distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, the distributor may obtain replacement product from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition generally within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing, in that it offers monetary protection to distributors who want to exit the business. Product returns, refunds and buy-back expenses were approximately 1% of retail sales in each of the years 2005, 2006 and 2007.

Management Information, Internet and Telecommunication Systems

In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information, internet and telecommunication systems. These systems include: (1) a centralized host computer managed by Hewlett Packard in Colorado, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access and hosts our legacy operating systems and our new Oracle platform; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Northern Telecom Meridian telecommunication system in most of our markets; and (5) internet websites to provide a variety of online services for distributors such as status of qualifications, meeting announcements, product information, application forms, educational materials and, in the United States, sales ordering capabilities. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, royalty override payment processing, inventory management and detailed distributor records. We intend to continue to invest in these systems in order to strengthen our operating platform.

Regulation

General

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; and (5) taxation of our independent distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records).

Products

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Protection, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and OTC drugs. On June 25, 2007, the FDA published its final rule regulating cGMPs for dietary supplements. The final rule became effective August 24, 2007 and large companies such as Herbalife will have June 2008 to achieve compliance. We expect to see an increase in certain manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

Most OTC drugs are subject to FDA Monographs that establish labeling and composition for these products. Those of our products which are classified as OTC must comply with these Monographs, and our manufacturers must list all products with the FDA and follow cGMP. Our cosmetic products are regulated for safety by the FDA, which requires that ingredients meet industry standards for non-allergenicity and non-toxicity. Performance claims for cosmetics may not be “therapeutic.”

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

As a further outgrowth of the FDA ephedra safety review, the FDA, in January 2004, announced that it would undertake a review of the safety of the herb Citrus aurantium. We had previously used Citrus aurantium in the ShapeWorks® Total Control® and Thermojetics® green ephedra-free dietary supplements sold in the United States and in a number of international markets. Unconfirmed reports of serious adverse events, reportedly associated with Citrus aurantium, were disclosed by the FDA to the New York Times during April 2004. Under the Freedom of Information Act, we obtained a copy of those anecdotal serious adverse event reports. No Herbalife dietary supplement containing Citrus aurantium was cited by the FDA. Indeed, many cited products from other companies did not even contain Citrus aurantium. Nonetheless, we decided to reformulate our products and we no longer market dietary supplements containing Citrus aurantium anywhere in the world.

The FDA’s decision to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed “weaknesses” within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance new legislation during the 110th Congress to amend or repeal DSHEA. If this should occur we believe that the DSHEA opponents may propose the following: (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants that are being used to replace ephedra; (3) reversal of the burden of proof standard which now rests on the FDA; and (4) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

On December 22, 2007, a new law went into effect in the United States mandating the reporting of all serious adverse events occurring within the United States which involve dietary supplements or OTC drugs. We believe that we are in full compliance with this new law having promulgated and implemented a worldwide procedure governing adverse event identification, investigation and reporting which is managed by our Scientific Affairs department in collaboration with our Medical Affairs department and our Distributor Relations Call Centers. As a result of our receipt of adverse event reports, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practices, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007, and Herbalife will have until June, 2008 to achieve compliance. The final rule requires that companies establish written procedures governing: (1) personnel, (2) plant and equipment cleanliness, (3) lab and testing, (4) packaging and labeling, and (5) distribution. The FDA also required 100 percent identity testing of all incoming raw materials, although an interim final rule enables companies to petition for an exemption from the 100 percent testing requirement if they can demonstrate the existence of an appropriate statistical sampling program. The new cGMPs will help ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have evaluated the final cGMP rule with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of which might not meet the new standards. It is important to note that the final cGMP rule, in an effort to limit disruption, includes a three-year phase-in for small businesses. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2010. However, the final cGMP rule can be expected to result in additional costs and possibly the need to seek alternate suppliers. See Item 1A — Risk Factors for further discussion regarding the recently promulgated cGMP regulations.

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

In Europe, an EU Health Claim regulation was recently finalized. The final regulation will have an adverse effect on existing product “wellness,” “well-being” and “good for you” claims presently made on existing product labeling, literature and advertising. Herbalife is currently assembling the necessary scientific substantiation for its European product claims based on the requirements of this recently enacted regulation.

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

We have been required to comply with recent regulations within the European Union, Australia, Brazil, Canada, China, Hong Kong, Japan, Taiwan, and Thailand affecting the use and/or labeling of irradiated raw ingredients.

Compliance with GM, BSE and irradiation regulations can be expected to increase the cost of manufacturing certain of our products.

Network Marketing Program

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

On April 12, 2006, the FTC, issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include Herbalife, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, and (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. We, other direct selling companies, the Direct Selling Association, or the DSA, and other interested parties have filed over 17,000 comments with the FTC that are publicly available regarding the proposed rule through the FTC’s website at http://www.ftc.gov/os/comments/businessopprule/index.htm. We, the DSA, other direct selling companies, and other interested parties also filed “rebuttal” comments with the FTC in September, 2006. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our U.S. business.

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

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. On January 24, 2007, the Superior Court denied class certification of all claims, except for the claim under California law prohibiting “endless chain schemes.” That claim was granted California-only class certification, provided that class counsel is able to substitute in as a plaintiff a California resident with claims typical of the class. We believe that we have meritorious defenses to the suit.

Herbalife International and certain of its distributors were defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleged that certain telemarketing practices of certain Herbalife International distributors violated the Telephone Consumer Protection Act, or TCPA, and sought to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleged that several of Herbalife International’s distributors used pre-recorded telephone messages and faxes to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by us or our independent distributors, we and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement the defendants collectively paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by us was previously fully reserved in our financial statements. The settlement has received the final approval of the Court in January 2008.

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $36,500 as of December 31, 2007) per purported violation as well as costs of the trial. For the year ended December 31, 2007, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

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

Transfer Pricing and Similar Regulations

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

Although we believe that we are in substantial compliance with all applicable regulations and restrictions, we are subject to the risk that governmental authorities could audit our transfer pricing and related practices and assert that additional taxes are owed. For example, we are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, duties, value added taxes, withholding taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed, and we will be required to appeal or litigate to reverse the assessments. We have taken advice from our tax advisors and believe that there are substantial defenses to the allegations that additional taxes are owed, and we are vigorously defending against the imposition of additional proposed taxes. The ultimate resolution of these matters may take several years, and the outcome is uncertain.

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

Other Regulations

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

Compliance Procedures

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

Trademarks and Proprietary Formulas

We use the umbrella trademarks Herbalife and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Shapeworks®, Nourifusion®, and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office and comparable agencies in the foreign countries. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain sanitary registrations in many countries. We also make efforts to protect some unique formulations under patent law. For example, we have sought through our employee inventors one or more patents in the United States and certain other markets to protect the formulation of the Liftoff® brand effervescent supplement. The United States Patent Office has recently granted patent no. 7,329,419 to our employee inventors for the composition that constitutes the current U.S. Total Control® product formula. All rights in this patent have been assigned to Herbalife. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

Competition

The business of marketing weight management and nutrition products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription and over the counter drugs that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

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

Executive Officers of the Registrant

The table sets forth certain information, as of December 31, 2007, regarding each person who serves as an executive officer of the Company.

			Officer
Name	Age	Position with the Company	Since

Michael O. Johnson	53	Chief Executive Officer, Director, Chairman of the Board	2003
Gregory Probert	51	President, Chief Operating Officer	2003
Richard Goudis	46	Chief Financial Officer	2004
Brett R. Chapman	52	General Counsel and Corporate Secretary	2003
Steve Henig Ph.D.	65	Chief Scientific Officer	2005

Michael O. Johnson is Chairman and Chief Executive Officer of the Company. Mr. Johnson joined the Company in April 2003 after 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, and also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon and The Movie Channel. Mr. Johnson formerly served as a director of Univision Communications, Inc., a television company serving Spanish-speaking Americans and currently serves on the board of Loyola High School of Los Angeles. Mr. Johnson received his Bachelor of Arts in Political Science from Western State College.

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

Richard Goudis is Chief Financial Officer of the Company. Mr. Goudis joined the Company in June 2004 after serving as the Chief Operating Officer of Rexall Sundown, a Nasdaq 100 company that was sold to Royal Numico in 2000, from 1998 to 2001. After the sale to Royal Numico, Mr. Goudis had operations responsibility for all of Royal Numico’s U.S. investments, including General Nutrition Centers, or GNC, Unicity International and Rexall Sundown. From 2002 to May 2004, Mr. Goudis was a partner at Flamingo Capital Partners, a firm he founded with several retired executives from Rexall Sundown. Prior to working at Rexall Sundown, Mr. Goudis worked at Sunbeam Corporation and Pratt & Whitney. Mr. Goudis graduated from the University of Massachusetts with a degree in Accounting and he received his MBA from Nova Southeastern University.

Brett R. Chapman is General Counsel and Secretary of the Company. Mr. Chapman joined the Company in October 2003 after spending thirteen years at The Walt Disney Company, most recently as its Senior Vice President and Deputy General Counsel, with responsibility for all legal matters relating to Disney’s Media Networks Group, including the ABC Television Network, the company’s cable properties including The Disney Channel and ESPN, and Disney’s radio and internet businesses. Prior to working at The Walt Disney Company, Mr. Chapman was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Chapman received his Bachelor of Science and Master of Science in Business Administration from California State University, Northridge and his Juris Doctorate from Southwestern University School of Law.

Steve Henig, Ph.D. is Chief Scientific Officer of the Company. Mr. Henig joined the Company in July 2005 after spending 6 years at Ocean Spray Cranberries, Inc., as Senior Vice President, technology and innovation with responsibility for the company’s new products program and medical research program. Prior to working at Ocean Spray Cranberries, Inc. Mr. Henig served as Senior Vice President, technology and marketing services at Con Agra’s Grocery products. Mr. Henig holds a Ph.D. in food science from Rutgers University, a M.S. in food and biotechnology and a B.S. in chemical engineering from Technion-Israel Institute of Technology.

Employees

As of December 31, 2007, we had approximately 3,600 employees. In China, as of December 31, 2007, we also had labor contracts with approximately 22,000 employed sales representatives. These numbers do not include our distributors, who are independent contractors rather than employees. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

Our internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who request it, with any such requests addressed to Investor Relations, 1800 Century Park East, Los Angeles, CA 90067. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee.

Item 1A.	RISK FACTORS

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through over 1.7 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

In light of the high year-over-year rate of turnover in our distributor base, we have our supervisors re-qualify annually in order to help us maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2008, 41.0% of our supervisors re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Supervisors who have committed time and effort to build a sales organization will generally stay for longer periods.

Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our over 1.7 million independent distributors, we had approximately 473,000 sales leaders as of December 31, 2007. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

Extensive federal, state and local laws regulate our business, products and network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent distributors differ due to the different legal requirements of each country in which we do business. While we have implemented distributor policies and procedures designed to govern distributor conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of distributors and their independent status. Violations by our independent distributors of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent distributors.

Adverse publicity associated with our products, ingredients or network marketing program, or those of similar companies, could harm our financial condition and operating results.

The size of our distribution force and the results of our operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

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

In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could negatively impact our reputation or the market demand for our products.

From time to time we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We understand that such materials are undergoing review by regulators in certain markets. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.

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

On April 12, 2006, the FTC issued a notice of proposed rulemaking which, if implemented, will regulate all sellers of “business opportunities” in the United States. The proposed rule would, among other things, require all sellers of business opportunities, which would likely include Herbalife, to (i) implement a seven day waiting period before entering into an agreement with a prospective business opportunity purchaser, and (ii) provide all prospective business opportunity purchasers with substantial information in writing at the beginning of the waiting period regarding the business opportunity, including information relating to: representations made as to the earnings experience of other business opportunity purchasers, the names and telephone numbers of recent purchasers in their geographic area, cancellation or refund policies and requests within the prior two years, certain legal actions against the company, its affiliated companies and company officers, directors, sales managers and certain others. We, other direct selling companies, the Direct Selling Association, or the DSA, and other interested parties have filed over 17,000 comments with the FTC that are publicly available regarding the proposed rule through the FTC’s website at http://www.ftc.gov/os/comments/businessopprule/index.htm. We, the DSA, other direct selling companies, and other interested parties also filed “rebuttal” comments with the FTC in September, 2006. Based on information currently available, we anticipate that the final rule may require several years to become final and effective, and may differ substantially from the rule as originally proposed. Nevertheless the proposed rule, if implemented in its original form, would negatively impact our U.S. business.

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

On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. The final rule and the interim final rule became effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Companies with more than 500 employees, such as Herbalife, have until June 25, 2008 to comply while companies with fewer than 500 employees have until June 2009 to comply and companies with fewer than 20 employees have until June 2010 to comply with these regulations. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. The final rule differs from the FDA’s 2003 proposed rule as it does not contain language regarding the regulatory status of excipients and other ingredients that are not “dietary ingredients.” Instead, the final rule relies on a requirement to comply with all other relevant regulations. Further, the final rule does not call for any specific finished product testing program nor does it require 100% testing of all finished products. Instead the final rule calls for a “scientifically valid system” for ensuring that finished products meet all specifications. Although we, in consultation with experts in the field, are currently evaluating the likely impact of the final rule and the interim final rule on our business and the contract manufacturers we utilize to manufacture our products, it is likely that the final cGMP rules will result in additional costs and possibly the need to seek alternate suppliers.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $36,500 as of December 31, 2007) per purported violation as well as costs of the trial. For the year ended December 31, 2007, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

We learned on November 5, 2007 that Barry Minkow of the Fraud Discovery Institute had published a letter, dated October 29, 2007, to certain officials of the government of the People’s Republic of China. The letter includes numerous allegations of allegedly wrongful conduct by Herbalife and its employees in China and elsewhere. Mr. Minkow’s letter attacks, among other things, our business practices in China as illegal under Chinese law. Contrary to the allegations in the letter, we have acted in a responsible manner with regard to our business plans in China including retaining knowledgeable Chinese counsel to assist it in complying with Chinese law. In connection with our application for our direct selling license in China, our plan and methods for business in China were reviewed by members of the state and provincial governments of China and an initial license was granted in March 2007 and a subsequent expansion of that license was granted in July 2007. In addition, we have designed and implemented systems and financial and operational controls intended to ensure compliance with applicable law. We believe that our plan and methods for business in China are in compliance with applicable law.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 80% of our net sales for the year ended December 31, 2007, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies.

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

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain US dollars at the official foreign exchange rate to pay for imported products. Unless our ability to obtain US dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may need to obtain US dollars from non-government sources where the exchange rate is weaker than the official rate.

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

Additionally, although certain regulations have been published with respect to obtaining such approvals, operating under such approvals and otherwise conducting business in China, others are pending, and there is uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. In the past, the Chinese government has rigorously monitored the direct selling market in China, and has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese distributors.

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

Recently, China enacted a labor contract law which is expected to become effective in early 2008. We are reviewing the new law to determine what changes, if any, will be required in our employment contracts and contractual relations with our employees, which include certain of our salespersons. There is no guarantee that the new law will not adversely impact us, force us to change our treatment of our distributor employees, or cause us to change our operating plan for China.

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

The success of our business is to a large extent contingent on our ability to continue to grow by entering new markets and further penetrating existing markets. Our ability to further penetrate existing markets or to successfully expand our business into additional countries in Eastern Europe, Southeast Asia, South America or elsewhere, to the extent we believe that we have identified attractive geographic expansion opportunities in the future, is subject to numerous factors, many of which are out of our control.

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and distributor retention in existing markets will be successful. If we are unable to continue to expand into new markets or further penetrate existing markets, our operating results would suffer.

Our contractual obligation to sell our products only through our Herbalife distributor network and to refrain from changing certain aspects of our marketing plan may limit our growth.

We are a party to an agreement with our distributors that provides assurances that a change in ownership will not negatively affect certain aspects of their business. Through this agreement, we committed to our distributors that we will not sell Herbalife products through any distribution channel other than our network of independent Herbalife distributors. Thus, we are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the internet, through wholesale sales, by establishing retail stores or through mail order systems. Since this is an open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

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

Although we reserved the right to make these changes to our marketing plan without the consent of our distributors in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, there can be no assurance that our agreement with our distributors will not restrict our ability to adapt our marketing plan to the evolving requirements of the markets in which we operate. As a result, our growth may be limited.

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

The most important aspect of our information technology infrastructure is the system through which we record and track distributor sales, volume points, royalty overrides, bonuses and other incentives. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful adverse impact on our business. Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our distributors if the errors or inadequacies impair our ability to track sales and pay royalty overrides, bonuses and other incentives, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.

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

Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Nature’s Bounty for protein powders, Fine Foods (Italy) for protein powders and nutritional supplements, PharmaChem Labs for teas and Niteworks® and JB Labs for fiber. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks.

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

We permit the limited use of our trademarks by our independent distributors to assist them in the marketing of our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our independent distributors, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were this to occur it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.

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

Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train and attempt to monitor our distributors’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our distributors fail to comply with these restrictions, then we and our distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent distributors in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously responsible for the actions of our independent distributors.

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

Our future success and ability to compete depend upon our ability to timely produce innovative products and product enhancements that motivate our distributors and customers, which we attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. However, our products are generally not patented domestically or abroad, and the legal protections afforded by common law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to and/or superior to our products.

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

Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. For example, in a recently settled lawsuit Unither Pharma, Inc. and others had alleged that sales by Herbalife International of (1) its Niteworks® and Prelox Blue products and (2) its former products Woman’s Advantage with DHEA and Optimum Performance infringed on patents that are licensed to or owned by those parties. Although we do not believe that we are infringing on any third party intellectual property rights, there can be no assurance that one or more of our products will not be found to infringe upon other third party intellectual property rights in the future.

Since one of our products constitutes a significant portion of our retail sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 27.0% 28.4% and 30% of retail sales for the fiscal years ended December 31, 2005, 2006 and 2007, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results would be harmed.

We depend on the continued services of our Chairman and Chief Executive Officer, Michael O. Johnson, and our current senior management team. The relationships that they have developed with our senior distributor leadership, especially in light of the high level of turnover in our former senior management team and the resulting need to reestablish good working relationships with our senior distributor leadership after the death of our founder in May 2000. Although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could adversely impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. Also, the loss of key personnel, including our regional and country managers, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

The covenants in our existing indebtedness limit our discretion with respect to certain business matters, which could limit our ability to pursue certain strategic objectives and in turn harm our financial condition and operating results.

Our credit facility contains numerous financial and operating covenants that restrict our and our subsidiaries’ ability to, among other things:

•	pay dividends, redeem share capital or capital stock and make other restricted payments and investments;

•	incur additional debt or issue preferred shares;

•	impose dividend or other distribution restrictions on our subsidiaries;

•	create liens on our and our subsidiaries’ assets;

•	engage in transactions with affiliates;

•	guarantee other indebtedness; and

•	merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.

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

If we do not comply with transfer pricing, customs duties, and similar regulations, then we may be subjected to additional taxes, duties, interest and penalties in material amounts, which could harm our financial condition and operating results.

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

We are subject to, among other things, requirements regarding the effectiveness of internal control over financial reporting. In connection with these requirements, we conduct regular audits of our business and operations. Our failure to identify or correct deficiencies and areas of weakness in the course of these audits could adversely affect our financial condition and operating results.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and the New York Stock Exchange. In particular, we are required to include management and auditor reports on the effectiveness of internal controls over financial reporting as part of our annual reports on Form 10-K, pursuant to Section 404 of the Sarbanes-Oxley Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock.

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

From time to time, the results of these internal audits may necessitate that we conduct further investigations into aspects of our business or operations. At the time of the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, one such investigation was pending. This investigation concerned certain activities related to one of our foreign subsidiaries and related matters, and involved possible violations of applicable law. The then pending review of this investigation necessitated our filing of a request for extension on Form 12b-25 with the SEC. This investigation was completed in the fourth quarter of 2006, and the Audit Committee of our Board of Directors has adopted, and we have implemented, a remediation plan in response to the related findings. We believe the results of this investigation will not have a material adverse effect on our financial condition or results of operations. In addition, our business practices and operations may periodically be investigated by one or more of the many governmental authorities with jurisdiction over our worldwide operations. In the event that these investigations produce unfavorable results, we may be subjected to fines, penalties or loss of licenses or permits needed to operate in certain jurisdictions, any one of which could have a material adverse effect on our financial condition or operating results.

Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, and by the Companies Law (2004 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

Shareholders of Cayman Islands exempted companies such as Herbalife have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of our shareholders. Our directors have discretion under our articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors. Maples and Calder, our Cayman Islands counsel, has informed us that they are not aware of any reported class action or derivative action having been brought in a Cayman Islands court.

Provisions of our articles of association and Cayman Islands corporate law may impede a takeover or make it more difficult for shareholders to change the direction or management of the Company, which could reduce shareholders’ opportunity to influence management of the Company.

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

Unlike many jurisdictions in the United States, Cayman Islands law does not provide for mergers as that term is understood under corporate law in the United States. However, Cayman Islands law does have statutory provisions that provide for the reconstruction and amalgamation of companies, which are commonly referred to in the Cayman Islands as “schemes of arrangement.” The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by each class of shareholders, in each case, by a majority of the number of holders of each class of a company’s shares that are present and voting (either in person or by proxy) at such a meeting, which holders must also represent 75% in value of such class issued that are present and voting (either in person or by proxy) at such meeting (excluding the shares owned by the parties to the scheme of arrangement).

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

We have been advised by our Cayman Islands counsel, Maples and Calder, that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will — based on the principle that a judgment by a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given — recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty, is not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to the public policy of the Cayman Islands. There is doubt, however, as to whether the Grand Court of the Cayman Islands will (1) recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, or (2) in original actions brought in the Cayman Islands, impose liabilities predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, on the grounds that such provisions are penal in nature.

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

We lease all of our physical properties. Our executive offices, located in Century City, California, include approximately 75,000 square feet of general office space leased under arrangements expiring in August 2008. During the fall of 2008 we expect to relocate our executive offices to the LA Live complex in downtown Los Angeles, California, where we expect to occupy approximately 60,000 square feet under a lease expiring in 2018. We lease approximately 316,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America and Southeast Asia regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 82,000 square feet and 130,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through June 2011 and December 2016, respectively. In Venray, Netherlands, we lease our European centralized warehouse of approximately 150,000 square feet under an arrangement expiring in June 2010. In Guadalajara, Mexico we lease approximately 136,000 square feet of warehouse space with the term of the lease expiring in October 2010. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3.	LEGAL PROCEEDINGS

We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold

Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. On January 24, 2007, the Superior Court denied class certification of all claims, except for the claim under California law prohibiting “endless chain schemes.” That claim was granted California-only class certification, provided that class counsel is able to substitute in as a plaintiff a California resident with claims typical of the class. We believe that we have meritorious defenses to the suit.

Herbalife International and certain of its distributors were defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleged that certain telemarketing practices of certain Herbalife International distributors violated the Telephone Consumer Protection Act, or TCPA, and sought to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleged that several of Herbalife International’s distributors used pre-recorded telephone messages and faxes to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by us or our independent distributors, we and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement the defendants collectively paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by us was previously fully reserved in our financial statements. The settlement has received the final approval of the Court in January 2008.

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

None.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Shares

Our common shares are listed on the New York Stock Exchange, or NYSE, and trade under the symbol “HLF.” The following table sets forth the range of the high and low sales prices for our common shares in each of the relevant fiscal quarters presented, based upon quotations on the NYSE consolidated transaction reporting system.

Quarter Ended	High	Low

March 31, 2006	$35.55	$29.41
June 30, 2006	$41.21	$32.91
September 30, 2006	$40.95	$27.73
December 31, 2006	$41.34	$35.24

Quarter Ended	High	Low

March 31, 2007	$40.50	$29.25
June 30, 2007	$42.54	$37.90
September 30, 2007	$45.70	$37.02
December 31, 2007	$46.04	$35.30

The market price of our common shares is subject to fluctuations in response to variations in our quarterly operating results, general trends in the market for our products and product candidates, economic and currency exchange issues in the foreign markets in which we operate as well as other factors, many of which are not within our control. In addition, broad market fluctuations, as well as general economic, business and political conditions may adversely affect the market for our common shares, regardless of our actual or projected performance.

The closing price of our common shares on February 20, 2008, was $41.83. The approximate number of holders of record of our common shares as of February 20, 2008 was 959. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Our common shares began trading on the NYSE on December 16, 2004. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers for the period from December 16, 2004 through December 31, 2007. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 16, 2004 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Total Return

	12/16/04	12/31/04	12/31/05	12/31/06	12/31/07
Herbalife Ltd.	$100.00	$116.07	$232.29	$286.86	$291.90
S&P 500 Index	$100.00	$100.72	$105.67	$122.36	$129.08
Peer Index	$100.00	$100.80	$85.38	$97.51	$108.42

Information with Respect to Dividends

There were no dividends paid in 2005 or 2006 as the Company had not adopted a cash dividend program during those respective years. During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. On April 18, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend, or $14.4 million in the aggregate, for the first quarter of 2007, that was paid on May 15, 2007, to shareholders of record as of April 30, 2007. On August 6, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend, or $13.5 million in the aggregate, for the second quarter of 2007, that was paid on September 14, 2007, to shareholders of record on August 31, 2007. On October 30, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend, or $13.6 million in the aggregate, for the third quarter of 2007, that was paid on December 14, 2007, to shareholders of record on November 30, 2007. The aggregate amount of dividends paid and declared during fiscal year 2007 was $41.5 million. In January 2008, the Company’s board of directors authorized a $0.20 per common share cash dividend for the fourth quarter of 2007 payable on March 14, 2008, to shareholders of record on February 29, 2008.

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s net earnings, financial condition, restrictions imposed by the

Company’s credit agreement, cash requirements, future prospects and other factors deemed relevant by the board of directors. For example, the senior credit facility entered into on July 21, 2006 and as amended in November 2007, permits payments of dividends as long as no default or event of default exists and the sum of the amounts paid with respect to dividends and share repurchases does not exceed the sum of $450.0 million plus seventy five percent of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of dividend. There is no guarantee that the board of directors will not terminate the quarterly dividend program.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2007, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	in Column (a))(2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	8,473,373	$20.03	4,648,877
Equity compensation plans not approved by security holders	—	—	—
Total	8,473,373	$20.03	4,648,877

(1)	Consists of five plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. In February 2008, the shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9 to our consolidated financial statements under the heading “Equity Compensation Plans.”

(2)	Includes approximately one million common shares reserved for issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

Information with Respect to Purchases of Equity Securities by the Issuer

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

The following is a summary of our repurchases of common shares during the three months ended December 31, 2007:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

October 1 - October 31	—	—	—	$246,114,301
November 1 - November 30	67,900	$38.55	67,900	$243,496,933
December 1 - December 31	3,821,600	$41.61	3,821,600	$84,470,133

Total	3,889,500	$41.56	3,889,500	$84,470,133

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document. All common share and earnings per share data gives effect to a 1:2 reverse stock split, which took effect December 1, 2004.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands except per share data)

Income Statement Data:
Net sales	$1,159,433	$1,309,663	$1,566,750	$1,885,534	$2,145,839
Cost of sales	235,785	269,913	315,746	380,338	438,382

Gross profit	923,648	1,039,750	1,251,004	1,505,196	1,707,457
Royalty overrides	415,351	464,892	555,665	675,245	760,110
Selling, general and administrative expenses(1)	401,261	436,139	476,268	573,005	634,190

Operating income(1)	107,036	138,719	219,071	256,946	313,157
Interest expense, net	41,468	123,305	43,924	39,541	10,573

Income before income taxes	65,568	15,414	175,147	217,405	302,584
Income taxes	28,721	29,725	82,007	74,266	111,133

Net income (loss)	$36,847	$(14,311)	$93,140	$143,139	$191,451

Earnings (loss) per share
Basic	$—	$(0.27)	$1.35	$2.02	$2.75
Diluted	$0.69	$(0.27)	$1.28	$1.92	$2.63
Weighted average shares outstanding Basic	—	52,911	68,972	70,814	69,497
Diluted	53,446	52,911	72,491	74,509	72,714
Other Financial Data:
Retail sales(2)	$1,894,384	$2,146,241	$2,575,716	$3,100,205	$3,511,003
Net cash provided by (used in):
Operating activities	94,350	80,110	143,352	184,447	270,811
Investing activities	3,152	(8,086)	(32,526)	(66,808)	(43,390)
Financing activities	(18,831)	(23,160)	(225,890)	(55,044)	(203,511)
Depreciation and amortization	55,605	43,896	35,436	29,995	35,115
Capital expenditures(3)	20,435	30,279	32,604	66,870	49,027

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents(4)	$156,380	$201,577	$88,248	$154,323	$187,407
Receivables, net	31,977	29,546	37,266	51,758	58,729
Inventories	59,397	71,092	109,785	146,036	128,648
Total working capital	1,521	(1,556)	14,094	132,215	111,478
Total assets	903,964	948,701	837,801	1,016,933	1,067,243
Total debt	325,294	486,217	263,092	185,438	365,152
Shareholders’ equity(5)	237,788	64,342	168,888	353,890	182,244
Cash dividends per common share	—	2.76	—	—	0.60

(1)	The year ended December 31, 2003 includes $5.1 million in legal and related costs associated with litigation resulting from the Acquisition. The years ended December 31, 2006 and 2007 includes approximately $7.5 million and $5.8 million of severance and related expenses associated with the Realignment for Growth plan efforts.

(2)	Prior to 2003, we reported retail sales on the face of our consolidated income statement in addition to the required disclosure of net sales. Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and handling and freight income.

Retail sales data is referred to in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our use of retail sales reflect the fundamental role of “retail sales” in our accounting systems, internal controls and operations, including the basis upon which the distributors are being paid. In addition, information in daily and monthly reports reviewed by our management includes retail sales data.

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2003	2004	2005	2006	2007

Retail sales	$1,894,384	$2,146,241	$2,575,716	$3,100,205	$3,511,003
Distributor allowance	(899,264)	(1,021,196)	(1,225,441)	(1,472,527)	(1,658,569)

Product sales	995,120	1,125,045	1,350,275	1,627,678	1,852,434
Handling and freight income	164,313	184,618	216,475	257,856	293,405

Net sales	$1,159,433	$1,309,663	$1,566,750	$1,885,534	$2,145,839

(3)	Includes acquisition of property from capitalized leases of $6.8 million, $7.2 million, $1.1 million, $2.6 million and $7.1 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively.

(4)	Includes restricted cash of $5.7 million as of December 31, 2003.

(5)	In December 2004, we used a portion of the net proceeds from the initial public offering of our common shares to pay an aggregate of $139.7 million in special cash dividends, or $2.64 per common share, to our shareholders of record on December 14, 2004. In addition, we paid an aggregate of $6.3 million in special cash dividends, or $0.12 per common share, to shareholders on record on December 13, 2004. In March 2004, in conjunction with the conversion of our 12% preferred shares into common shares we paid a total of $221.6 million to the preferred shareholders including, $38.5 million, representing accrued and unpaid dividends. During the year ended December 31, 2007, we paid an aggregate $41.5 million in dividends and repurchased $365.8 million of our common shares.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global network marketing company that sells weight management, nutritional supplement, energy & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.1 billion for the year ended December 31, 2007. We sell our products in 65 countries through a network of over 1.7 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 28-year operating history.

During the quarter ended June 30, 2007, we reorganized our product categories to better reflect how our distributors sell products and programs. Our products are grouped in four principal categories: weight management, targeted nutrition, energy & fitness products and Outer Nutrition. Our products are often sold in programs that are comprised of a series of related products designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products and the recruitment and retention of distributors.

The opportunities and challenges upon which we are most focused are: retailing of our products, recruitment and retention of distributors, improving distributor productivity, new markets, further penetrating existing markets including China, globalizing successful distributor methods of operation such as Nutrition Clubs, introducing new products, developing niche market segments and further investing in our infrastructure.

In late 2007, we changed our geographic regions from seven to five regions as part of our on-going Realignment for Growth plan. This updated regional structure allows us to better support the distributor leadership and enhance synergies within the regions. Under the new geographic regions, we report revenue from:

•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic;

•	South America, including Brazil;

•	EMEA, which consists of Europe, the Middle East and Africa; and

•	Asia Pacific, including countries in the former Greater China, North Asia and South East Asia regions.

Historical information presented in this Annual Report on Form 10-K relating to our geographic regions has been reclassified to conform with our current geographic presentation.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted unit measure of product sales volume. It is a useful measure for us, as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. In general, an increase in Volume Points in a particular geographic region or country indicates an increase in local currency net sales.

	For the Year Ended December 31,
	2005	% Change	2006	% Change	2007	% Change
	(Volume points in millions)

North America	471.0	13.4%	551.4	17.1%	680.9	23.5%
Mexico & Central America	363.5	99.9%	616.3	69.5%	611.2	(0.8)%
South America	236.7	43.6%	300.8	27.1%	397.9	32.3%
EMEA	572.9	(0.3)%	558.9	(2.4)%	529.7	(5.2)%
Asia Pacific	375.9	9.9%	407.0	8.3%	468.4	15.1%

Worldwide	2,020.0	20.4%	2,434.4	20.5%	2,688.1	10.4%

Number of New Sales Leaders by Geographic Region during the Reporting Period

Another key non-financial measure on which we focus is the number of distributors qualified as new sales leaders under our compensation system. Excluding China, distributors qualify for supervisor status based on their Volume Points. The growth in the number of new sales leaders is a general indicator of the level of distributor recruitment, which generally drives net sales in a particular country or geographic region.

	Full Year December 31,
	2005	% Change	2006	% Change	2007	% Change

North America	29,329	18.3%	35,506	21.1%	42,473	19.6%
Mexico & Central America	24,406	116.0%	42,232	73.0%	34,093	(19.3)%
South America	28,265	35.3%	36,817	30.3%	46,123	25.3%
EMEA	38,786	(1.9)%	36,892	(4.9)%	31,831	(13.7)%
Asia Pacific (excluding China)	34,705	5.2%	39,174	12.9%	40,174	2.6%

Total New Supervisors	155,491	20.1%	190,621	22.6%	194,694	2.1%
New China Sales Employees	1,732	N/M	6,484	274.3%	15,365	137.0%

Worldwide Total New Sales Leaders	157,223	21.4%	197,105	25.4%	210,059	6.6%

Number of Supervisors and Retention Rates by Geographic Region as of Requalification Period

Our compensation system requires each supervisor to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on product and be eligible to receive royalty payments. In February of each year, we demote from the rank of supervisor those distributors who did not satisfy the supervisor re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new supervisors (i.e. those who became supervisors subsequent to the January re-qualification of the prior year).

Supervisor Statistics (excluding China)	2005	2006	2007
	(In thousands)

January 1 total supervisors	299.1	332.6	400.6
January & February new supervisors	19.1	25.3	26.7
Demoted supervisors (did not requalify)	(107.5)	(114.9)	(135.9)
Other supervisors (resigned, etc)	(8.8)	(1.4)	(1.4)

End of February total supervisors	201.9	241.6	290.0

The distributor statistics below further highlight the calculation for retention.

Supervisor Retention (excluding China)	2005	2006	2007
	(In thousands)

Supervisors needed to requalify	178.2	196.3	236.2
Demoted supervisors (did not requalify)	(107.5)	(114.9)	(135.9)

Total requalified	70.7	81.4	100.3

Retention rate	39.7%	41.5%	42.5%

The table below reflects the number of sales leaders as of February (subsequent to the annual re-qualification date) and supervisor retention rate by year and by region.

	Number of Sales Leaders			Supervisors Retention Rate
	2005	2006	2007	2005	2006	2007

North America	41,252	45,766	54,314	38.6%	41.2%	43.1%
Mexico & Central America	19,055	38,356	62,683	50.6%	57.4%	55.2%
South America	28,240	40,111	51,302	33.4%	32.4%	32.9%
EMEA	65,485	66,103	64,862	44.0%	45.0%	46.2%
Asia Pacific (excluding China)	47,893	51,249	56,871	34.4%	35.9%	35.0%

Total Supervisors	201,925	241,585	290,032	39.7%	41.5%	42.5%
China Sales Employees	—	1,987	8,759

Worldwide Total Sales Leaders	201,925	243,572	298,791

The number of supervisors by geographic region as of the quarterly reporting dates will normally be higher than the number of supervisors by geographic region as of the requalification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor the following February. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year, same period basis are good indicators of our recruitment and retention efforts in different geographic regions.

The value of the average monthly purchase of Herbalife products by our sales leaders has remained relatively constant over time. Consequently, increases in our sales are driven primarily by our retention of supervisors and by our recruitment and retention of distributors, rather than through increases in the productivity of our overall supervisor base.

We provide distributors with products, support materials, training, special events and a competitive compensation program. If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife’s products; by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.

Presentation

“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “Net sales”, which reflect distribution allowances and handling and freight income, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP. You should not consider retail sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our “gross profit” consists of net sales less “cost of sales,” which represents the prices we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

“Royalty overrides” are our most significant expense and consist of:

•	royalty overrides and production bonuses which total approximately 15% and 7%, respectively, of the retail sales of Weight Management, Targeted Nutrition, Energy & Fitness, Outer Nutrition and promotional products;

•	the Mark Hughes bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of Weight Management, Targeted Nutrition, Energy & Fitness and Outer Nutrition; and

•	other discretionary incentive cash bonuses to qualifying distributors.

Royalty overrides are generally earned based on retail sales and approximate in the aggregate about 22% of retail sales or approximately 36% of our net sales. Royalty overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits instead of the distributors earnings, distributor allowances and royalty overrides. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward contracts and option contracts to mitigate our foreign currency exchange risk as discussed in further detail in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the year ended December 31, 2007 increased 13.8% to $2,145.8 million from $1,885.5 million in 2006. The increase was primarily due to growth in several of the Company’s top countries including, the U.S., China, Venezuela and Taiwan with increases of 23.9%, 136.9%, 317.3% and 27.7%, respectively, as compared to 2006. The increase in these markets reflects strong supervisor growth, the continued success of our distributors with various operating methods like the Nutrition Club DMO and Lead Generation/Sampling DMO, and an increase in the number of stores in China. The opening of Peru in December 2006 as a new market also contributed to the sales growth. Overall, the appreciation of foreign currencies had a $73.0 million favorable impact on net sales in 2007, representing about 3.9% of the total sales increase.

Net income for the year ended December 31, 2007 increased 33.8% to $191.5 million, or $2.63 per diluted share, compared to $143.1 million, or $1.92 per diluted share, for 2006. The increase was driven by revenue growth in many of our markets, expansion in operating profit margins and reduction in interest expense following a debt refinancing in July 2006, partially offset by higher labor costs, depreciation expense and foreign exchange losses.

Net income for 2007 included an unfavorable after tax impact of $3.8 million from the completion of the first phase and start of the second phase of our Realignment for Growth plan, an increase in tax reserves of $3.6 million and a $2.1 million net tax benefit resulting from various international tax settlements. Net income for 2006 included $14.3 million additional interest expense related to our refinancing arrangements in July 2006, a $3.7 million tax benefit resulting from an international tax settlement, a $2.7 million additional tax benefit from refinancing transactions, a $2.2 million favorable impact of the adjustment to income tax accrual and a $4.9 million unfavorable after tax impact in connection with the Realignment for Growth plan in the fourth quarter of 2006. The amounts for 2006 were partially offset by a $7.0 million expense in connection with the adoption of the new accounting rules for stock based compensation and a $12.4 million charge for the continued build-out of infrastructure in China.

Results of Operations

Our results of operations for the periods described below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit new distributors and retain existing distributors, open new markets, further penetrate existing markets, introduce new products and programs that will help our distributors increase their retail efforts and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2006	2007

Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.1	20.2	20.4

Gross profit	79.9	79.8	79.6
Royalty overrides	35.5	35.8	35.4
Selling, general and administrative expenses	30.4	30.4	29.6

Operating income	14.0	13.6	14.6
Interest expense, net	2.8	2.1	0.5

Income before income taxes	11.2	11.5	14.1
Income taxes	5.3	3.9	5.2

Net income	5.9	7.6	8.9

Year ended December 31, 2007 compared to year ended December 31, 2006

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2006					2007
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$575.9	$(274.9)	$301.0	$56.6	$357.6	$708.8	$(338.3)	$370.5	$68.2	$438.7	22.7%
Mexico & Central America	634.3	(308.0)	326.3	50.6	376.9	647.1	(315.5)	331.6	53.0	384.6	2.0%
South America	386.8	(189.8)	197.0	27.1	224.1	523.4	(259.6)	263.8	36.3	300.1	33.9%
EMEA	895.5	(430.0)	465.5	82.5	548.0	924.0	(445.5)	478.5	89.2	567.7	3.6%
Asia Pacific	607.7	(269.8)	337.9	41.0	378.9	707.7	(299.7)	408.0	46.7	454.7	20.0%

Worldwide	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	$3,511.0	$(1,658.6)	$1,852.4	$293.4	$2,145.8	13.8%

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

The factors described above have helped distributors increase their business, which in turn has driven growth in our business. The discussion below of net sales by geographic region further details some of the above factors and describes unique growth factors specific to certain major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing our products. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas, are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

Our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. We expect to increase our spending in selling, general and administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives and in new markets. In addition, new ideas and DMOs are being generated in our regional markets and globalized where applicable, either by distributors, country management or corporate management. Examples of DMOs include the Nutrition Clubs in Mexico, the Total Plan in Brazil, the Wellness Coach in France and the Lead Generation/Sampling in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $438.7 million for the year ended December 31, 2007. Net sales increased $81.1 million, or 22.7%, for the year ended December 31, 2007, as compared to 2006. In local currency, net sales increased by 22.5% for the year ended December 31, 2007, as compared to 2006. The fluctuation of foreign currency rates had a positive impact of $0.8 million on net sales for the year ended December 31, 2007. The overall increase was a result of net sales growth in the U.S. of $80.8 million, or 23.9%, for the year ended December 31, 2007.

The increase in net sales in North America was led by distributor momentum behind the Nutrition Club DMO among our Latino distributors as well as the Lead Generation/Sampling DMO among our non-Latino distributors in the United States. In October 2007, the region hosted over 7,000 distributors in Long Beach, California for the annual Herbalife University and Latino Development Weekend event.

New supervisors in the region increased 19.6% for the year ending December 31, 2007, as compared to the same period in 2006. This was led by new supervisor growth in the United States of 20.8%. Total supervisor growth in the region increased 19.9%.

We believe the fiscal year 2008 net sales in North America should continue to show year over year positive growth primarily as a result of continued momentum in the United States behind expansion of the club concept and Lead Generation/Sampling DMOs.

Mexico and Central America

The Mexico and Central America region reported net sales of $384.6 million for the year ended December 31, 2007. Net sales for the year ended December 31, 2007 increased $7.7 million, or 2.0%, as compared to 2006. In local currency, net sales for the year ended December 31, 2007 increased by 2.2%, as compared to 2006. The fluctuation of foreign currency rates had an unfavorable impact of $0.6 million on net sales for the year ended December 31, 2007. Net sales in Mexico had a decline of $2.3 million, or 0.6% for the year ended December 31, 2007, as compared to 2006.

New supervisors in the region decreased 19.3% for the year ending December 31, 2007, as compared to the same period in 2006. Driving this decline was Mexico, whose number of supervisors decreased by 21.2% for 2007. Total supervisor growth in the region increased 22.1%.

After experiencing explosive sales growth in 2004 through 2006, 2007 was a re-building year for Mexico as the management team, in conjunction with the distributor leadership, addressed issues of infrastructure needs as well as distributor training. Infrastructure enhancements included introduction of sales centers and expansion of current distribution facilities, the addition of a toll-free phone line, and enhanced Ethical Business Practices or EBP resources. There are now 20 locations throughout Mexico, an increase of 6 locations and expansion of 3 sales centers. These additions were designed to provide additional distributor access points and support the expansion of our business. In addition, the distributor leadership has invested significant time training other distributors on Nutrition Club operations and the marketing plan in Mexico.

In Central America, we opened El Salvador, our 64th country, in February 2007. For the year 2007, net sales in El Salvador were $4.9 million, making it the region’s second largest market.

We believe the fiscal year 2008 net sales in Mexico and Central America should show year over year positive growth as a result of infrastructure enhancements, and better trained distributors driving penetration across Mexico, and focusing on retailing and recruiting.

South America

The South America region now includes Argentina, Bolivia, Brazil, Chile, Colombia, Peru and Venezuela. The South America region reported net sales of $300.1 million for the year ended December 31, 2007. Net sales increased $76.0 million or 33.9% for the year ended December 31, 2007, as compared to 2006. In local currency, net sales increased 27.0% for the year ended December 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had a $15.5 million favorable impact on net sales for the year ended December 31, 2007. The increase was attributable to net sales increases in Venezuela, Argentina, and Peru, and partially offset by a decline in Brazil.

New supervisors in the region increased 25.3% for the year ending December 31, 2007, as compared to the same period in 2006. This was driven by new supervisor growth in Venezuela and Argentina, which increased 391.3% and 26.9%, respectively, offset by a 31.7% decline in Brazil. Total supervisor growth in the region increased 26.1%.

In Brazil, the region’s largest market, the net sales decline was primarily due to distributors transitioning to a more balanced mix of recruiting, retailing and retention via the Nutrition Club DMO in an effort to build a more sustainable platform for long-term growth. Also contributing to the sales decline was the fact that our senior distributor leadership in Brazil focused on building new business in Peru, which opened in December of 2006 and had net sales of $28.0 million for year ending December 31, 2007. Brazil hosted a southeastern Extravaganza in December 2007 with over 6,000 distributors in attendance and launched three additional products within their unique green tea based outer care product line called Soft Green. This line is strategically positioned for Brazil to fuel growth in the large personal care segment and is strategically priced to compete with other multi-level marketing companies.

Venezuela, the region’s second largest market, experienced strong growth with net sales up 317.3% for the year ending December 31, 2007 compared to 2006. Total supervisors increased 246.0% for the year. Argentina, the region’s third largest market, experienced sales growth of 27.5% for the year ended December 31, 2007.

In February 2008, the South America region will host extravaganza events in Argentina and Venezuela. In March 2008, the region will host a Brazil northeast extravaganza in Fortaleza, Brazil.

We believe the fiscal year 2008 net sales in South America should continue to show year over year positive growth primarily as a result of continued momentum in Venezuela and other key South America markets, offset by softness in Brazil as it completes its transition.

EMEA

The EMEA region reported net sales of $567.7 million for the year ended December 31, 2007. Net sales increased $19.7 million, or 3.6%, for the year ended December 31, 2007, as compared to 2006. In local currency, net sales decreased 4.3% for the year ended December 31, 2007, as compared to 2006. The fluctuation of foreign currency rates had a favorable impact on net sales of $43.1 million for the year ended December 31, 2007.

Among the largest markets in the region, Spain, France and Italy, reported net sales increases of 25.9%, 18.1% and 14.3%, respectively. Germany and Netherlands net sales declined 21.1% and 19.0%, respectively, for the same time period. Growth in these western markets has been driven by the Wellness Coach DMO. In addition, Eastern European countries have shown signs of potential long-term growth including net sales gains for Russia of 4.4% driven by adoption of the Nutrition Club concept in the form of a Breakfast Club DMO.

For the year ending December 31, 2007, new supervisors for the region decreased 13.7%, with gains in Spain, France, and Italy which were up 17.6%, 7.3%, and 5.8% respectively, offsetting declines in Germany and the Netherlands of 46.5% and 25.3%, respectively. Total supervisor growth for the region has declined 5.6%.

In EMEA, Zambia, our 65th country, was opened in July 2007.

In April and May 2008, EMEA will host a series of Spring Spectaculars and Leadership Development Weekends in local markets across the region.

We expect 2008 net sales to have modest gains driven by continued momentum in key western markets and with eastern markets building momentum as we continue to develop and implement strategies for growth.

Asia Pacific

The Asia Pacific region now includes Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Philippines, Singapore, Thailand, South Korea and Taiwan. The Asia Pacific region reported net sales of $454.7 million for the year ended December 31, 2007. Net sales increased $75.8 million, or 20.0%, for the year ended December 31, 2007, as compared to 2006. In local currency, net sales increased 16.3% for the year ended December 31, 2007, as compared to 2006. The fluctuation of foreign currency rates had a favorable impact of $14.3 million on net sales for the year ended December 31, 2007. The increase in net sales in Asia Pacific was attributable to the increase in net sales in China and Taiwan as our presence continues to grow in those countries, partially offset by a decrease in Japan.

Net sales in Taiwan, our largest market in the region, increased $24.0 million, or 27.7%, for the year ended December 31 2007, as compared to 2006. Adoption of the Nutrition Club DMO has fueled growth in this country. Net sales in Japan, our third largest market in the region, decreased $3.8 million, or 4.8%, for the year ended December 31, 2007, as compared to the same periods in 2006. Business trends in Japan made sequential improvement during 2007 with fourth quarter 2007 net sales increasing 7.1% compared to the third quarter of 2007 and 3.7% compared to the fourth quarter of 2006.

Net sales in China increased $43.9 million, or 136.9%, for year ended December 31, 2007, compared to the same periods in 2006. On March 23, 2007, we received the Direct Sellers license for the cities of Suzhou and Nanjing in the Jiangsu province. On July 9, 2007, we received our expanded Direct Sellers license for the entire Jiangsu province. As of December 31, 2007, we are operating 90 stores in China across 29 Chinese provinces.

New supervisors in the region (excluding China) increased 2.6% for the year ending December 31, 2007, as compared to the same period in 2006. Driving this growth are Taiwan, Japan and Thailand up 40.7%, 12.1% and 22.7% respectively. Total supervisor growth in the region (excluding China) increased 7.1%.

In March 2008, Herbalife will host its annual global Herbalife Honors event in Singapore, where President Team members from around the world will meet and share best practices and where Herbalife management will give distributors the Mark Hughes bonus awards. Herbalife is the sponsor of the Los Angeles Galaxy’s Asia tour, where the team will be playing exhibition games in March including matches in Hong Kong, Seoul, Korea and Shanghai, China.

We believe the fiscal year 2008 net sales in Asia Pacific should continue to show positive year over year growth, primarily as a result of the expansion of our direct selling business in China along with the continued growth in Taiwan and improving business trends in Japan.

Sales by Product Category

The following historical information related to sales organized by product categories has been reclassified to conform to our current product line presentation.

	Year Ended December 31,
	2006					2007
				Handling &					Handling &		% Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

Weight Management	$2,015.6	$(993.2)	$1,022.4	$167.6	$1,190.0	$2,292.2	$(1,124.3)	$1,167.9	$191.5	$1,359.4	14.2%
Targeted Nutrition	616.6	(303.8)	312.8	51.3	364.1	730.7	(358.4)	372.3	61.1	433.4	19.0%
Energy and Fitness	132.3	(65.2)	67.1	11.0	78.1	152.2	(74.6)	77.6	12.7	90.3	15.6%
Outer Nutrition	256.9	(126.6)	130.3	21.4	151.7	243.2	(119.3)	123.9	20.3	144.2	(4.9)%
Literature, Promotional and Other	78.8	16.3	95.1	6.5	101.6	92.7	18.0	110.7	7.8	118.5	16.6%

Total	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	$3,511.0	$(1,658.6)	$1,852.4	$293.4	$2,145.8	13.8%

Our emphasis on the science of weight management, energy and nutrition has resulted in product introductions such as Niteworks® and Garden 7®, Best Defense®, Liftoff®, H3OTM and a new Kids Line. Due to the launch of these products together with the continued positive sales momentum discussed above, net sales of weight management products, targeted nutrition products and energy and fitness products increased compared to 2006. The change of product mix due to various DMOs, as well as the change in country mix, resulted in a decrease in the sales of Outer Nutrition products for 2007. We expect growth rates within our product categories to vary from time to time as we launch new products.

Gross Profit

Gross profit was $1,707.5 million for the year ended December 31, 2007, as compared to $1,505.2 million in 2006. As a percentage of net sales, gross profit for the year ended December 31, 2007 decreased slightly to 79.6% as compared to 79.8% for the same period in 2006. Generally, gross profit percentages do not vary significantly as a percentage of net sales other than due to product or country mix, ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. Additionally, we believe that we have the ability to mitigate ingredient and manufacturing cost increases from our suppliers by raising the prices of our products or shifting product sourcing to alternative manufacturers.

Royalty Overrides

Royalty overrides as a percentage of net sales was 35.4% for the year ended December 31, 2007, as compared to 35.8% in the same period of 2006. The decrease for the year ended December 31, 2007 was primarily due to changes in the mix of products and countries, and the increase in sales in China where compensation to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marking plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Due to the structure of our global compensation plan, we expect to see slight fluctuations in royalty overrides as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative Expenses as a percentage of net sales was 29.6% for the year ended December 31, 2007, as compared to 30.4% for the same period of 2006.

For the year ended December 31, 2007, selling, general and administrative expenses increased $61.2 million to $634.2 million from $573.0 million in 2006. The increase included $38.5 million in higher salaries and benefits due primarily to normal merit increases, severance related to the Realignment for Growth plan (as discussed in Note 13 in the Notes to our consolidated financial statements) and higher compensation costs associated with full-time employee sales representatives in China, $10.1 million in higher foreign exchange losses, $4.7 million in higher credit card fees due to the increase in sales, and $3.8 million in higher depreciation and amortization related mostly to the development of the Customer Initiative e-tailing and distributor support websites launched in April 2007 and the expansion and relocation to new facilities. The increases were partially offset by $6.2 million lower professional fees.

We expect 2008 selling, general and administrative expenses to increase in absolute dollars over 2007 levels reflecting general salary merit increases, continued investments in China, and various sales growth initiatives including sales events and promotions. As a result of these initiatives, selling, general and administrative expenses as a percentage of net sales should remain at or below 2007 levels.

Net Interest Expense

Net interest expense was $10.6 million for the year ended December 31, 2007, as compared to $39.5 million in 2006. Interest expense for 2007 was $28.9 million lower than 2006 primarily due to the recapitalization expenses recorded in 2006 related to the redemption of $165.0 million principal amount of our 9 1/2% Notes due 2011, and the repayment of $79.6 million term loan under our prior senior credit facility originally entered into on December 21, 2004. The table below shows a break down of the amounts comprising interest expense for the periods indicated:

	Year Ended	Year Ended
	December 31,	December 31,
Net Interest Expense	2006	2007
	(Dollars in millions)

9 1/2% Senior Notes Clawback Premium and Write-off of deferred financing fees	21.2	—
Term Loan-Write-off of deferred financing fees	1.4	—
Revolver-Write-off of deferred finance fees	0.3	—

Recapitalization expenses included in Interest Expense	22.9	—
Interest expense	21.5	16.4
Interest income	(4.9)	(5.8)

Total Net Interest Expense	$39.5	$10.6

See “Liquidity and Capital Resources” below for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $111.1 million for the year ended December 31, 2007, as compared to $74.3 million in 2006. As a percentage of pre-tax income, the estimated effective income tax rate was 36.7% for the year ended December 31, 2007, as compared to 34.2% in 2006. The increase in the effective tax rate for the year ended December 31, 2007, as compared to 2006, was primarily due to an increase in unrecognized tax benefits (i.e. income tax reserves that are not related to our adoption of FIN 48 (as defined below) in 2007), the settlement of an international tax audit in 2006, the tax benefit of a bond redemption in 2006, and the $2.2 million favorable impact of the adjustment to income tax accrual in the fourth quarter of 2006. Excluding the effect of the increase in prior year unrecognized tax benefits and other non-recurring items, the effective tax rate for the year ended December 31, 2007 would have been approximately 35.7% compared to 38% in 2006.

Restructuring Costs

In July 2006, the Company initiated its realignment of its employee base as part of the first phase of its Realignment For Growth plan. The Company recorded $10.5 million and $1.8 million of professional fees, severance and related costs relating to the restructuring for the years ended December 31, 2006 and 2007. All such amounts were included in selling, general and administrative expenses.

During the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan and incurred approximately $4.0 million of professional fees, severance and related costs relating to the restructuring. The Company expects to complete its Realignment For Growth plan in 2008 and estimates that the corresponding severance and related cost that will be incurred in 2008 will be approximately $4.0 million to $6.0 million.

Year ended December 31, 2006 compared to year ended December 31, 2005

Net Sales

The discussion below for the years ended December 31, 2006 and 2005 has been revised from how it was originally disclosed to conform to the December 31, 2007 presentation in connection with the reduction in the number of our geographic regions from seven to five in late 2007.

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2005					2006
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$488.3	$(232.6)	$255.7	$48.1	$303.8	$575.9	$(274.9)	$301.0	$56.6	$357.6	17.7%
Mexico & Central America	369.2	(178.9)	190.3	29.6	219.9	634.3	(308.0)	326.3	50.6	376.9	71.4%
South America	265.7	(128.0)	137.7	20.4	158.1	386.8	(189.8)	197.0	27.1	224.1	41.7%
EMEA	890.4	(424.1)	466.3	79.0	545.3	895.5	(430.0)	465.5	82.5	548.0	0.5%
Asia Pacific	562.1	(261.8)	300.3	39.4	339.7	607.7	(269.8)	337.9	41.0	378.9	11.5%

Worldwide	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	20.3%

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

North America

Net sales in North America increased $53.8 million, or 17.7%, for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased by 17.4% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a positive impact of $1.0 million on net sales for the year ended December 31, 2006. The overall increase was a result of net sales growth in the U.S. of $53.5 million, or 18.8%, for the year ended December 31, 2006. The U.S. continues to benefit from strong retailing, especially from an increasing Latino distribution base, the improved retention of the distributor force that retails our products and a product line and business opportunity that is attractive to the demographics in this country.

In the U.S. we have also expanded branding efforts to include sponsorship of the AVP Volleyball Tour, the Bay to Breakers Run, the 2006 Amgen Tour of California bicycle race, the AEG Home Depot Center in Torrance, CA, and the 2006 Nautica Triathlon; and various new promotions including the 2006 Active World Team promotion and the 2006 President Team Challenge. In 2006 we introduced several new products, including a convenient water mixable version of our top selling Formula One shake, a reformulated and reduced retail price version of our Garden 7® product, NouriFusion® personal care line in individual use packets and most recently launched Best Defense® and Skin Activator® Line Extensions. We believe that the above activities were critical to maintain and expand upon the positive momentum, created within the U.S. distributors sales force.

Mexico and Central America

Net sales in Mexico and Central America for the year ended December 31, 2006 increased $157.0 million, or 71.4%, as compared to 2005. In local currency, net sales for the year ended December 31, 2006 increased by 72.1%, as compared to 2005. The fluctuation of foreign currency rates had an unfavorable impact of $1.4 million on net sales for the year ended December 31, 2006. The overall increase was a result of net sales growth in Mexico of $154.3 million, or 70.5%, for the year ended December 31, 2006, as compared to 2005.

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

South America

Net sales in South America increased $66.0 million or 41.7% for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased 32.8% for the year ended December 31, 2006, as compared to the same period of 2005. The fluctuation of foreign currency rates had a $14.1 million favorable impact on net sales for the year ended December 31, 2006. The overall increase was attributable mainly to net sales increases in Brazil, Colombia, Argentina, Venezuela and Bolivia. During the year we held a South America extravaganza in Brazil, held Supervisor Mega Schools in the South American markets, reaching more than 6,500 distributors and opened Peru in December 2006.

Net sales in Brazil increased $26.5 million or 23.7% for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased by 11.1% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a favorable impact of $14.2 million on net sales for the year ended December 31, 2006.

The net sales growth trend in Brazil is a result of strong supervisor growth, up 15.0% at December 31, 2006, as compared to 2005, strong distributor leadership, a highly effective country management team and the introduction of a new distributor promotion launched in the third quarter of 2006. In addition, expansion of the Total Plan lead generation method and the introduction of the Nutrition Club method, or DMO, in this market have been key catalysts for growth. During the year we held a World Team School attended by over 4,500 distributors and launched the NouriFusion® personal care line. Additionally, we held our Brazil Extravaganza during December 2006, which approximately 11,000 distributors attended.

Colombia, Argentina, Venezuela and Bolivia experienced sales increases of 233.0%, 67.5%, 63.2% and 132.7%, respectively for the year ended December 31, 2006. This growth was the result of new supervisor growth and positive momentum from the local events, including Millionaires’ Retreats held in Panama and Pucon, Chile, sponsored activities such as the Bogota, Colombia Marathon during the third quarter of 2006 and several new product launches, Cell Activator and Cell U Loss in Chile and Total Control® in Venezuela.

EMEA

Net sales in Europe showed a nominal increase of $2.7 million, or 0.5%, for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased 0.6% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.2 million for the year ended December 31, 2006.

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

The net sales decline in the Netherlands was primarily driven by lower recruiting of new distributors. A reconstituted distributor strategy group, working closely with regional management, is focused on initiatives to reverse that trend. These included a National Supervisor recruitment drive, the launch of Liftoff® in June 2006, a highly successful Spring Spectacular event and the appointment of a member of the Global Nutritional Advisory Board.

Asia Pacific

Asia Pacific net sales increased $39.2 million or 11.5% for the year ended December 31, 2006, as compared to 2005. In local currency, net sales increased 11.0% for the year ended December 31, 2006, as compared to 2005. The fluctuation of foreign currency rates had a favorable impact of $1.8 million on net sales for the year ended December 31, 2006. The increase in net sales in Asia Pacific was attributable to net sales increases in China and the opening of Malaysia in February 2006 as a new market partially offset by the decrease in net sales in Japan, Taiwan and Hong Kong.

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

We opened our Malaysia market in February 2006. Over 10,000 people attended the various opening events. Also, during the year we held an extravaganza in Bangkok, Thailand, which was attended by over 15,000 distributors from 13 countries and conducted a World Training School in Korea, which approximately 5,000 distributors attended.

Sales by Product Category

	Year Ended December 31,
	2005					2006
				Handling &					Handling &		% Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

Weight Management	$1,655.7	$(814.3)	$841.4	$139.1	$980.5	$2,015.6	$(993.2)	$1,022.4	$167.6	$1,190.0	21.4%
Targeted Nutrition	490.0	(241.0)	249.0	41.2	290.2	616.6	(303.8)	312.8	51.3	364.1	25.5%
Energy and Fitness	95.8	(47.1)	48.7	8.1	56.8	132.3	(65.2)	67.1	11.0	78.1	37.5%
Outer Nutrition	275.9	(135.7)	140.2	23.2	163.4	256.9	(126.6)	130.3	21.4	151.7	(7.2)%
Literature, Promotional and Other	58.3	12.7	71.0	4.9	75.9	78.8	16.3	95.1	6.5	101.6	33.9%

Total	$2,575.7	$(1,225.4)	$1,350.3	$216.5	$1,566.8	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	20.3%

Our continued emphasis on the science of weight management and nutrition during the recent years, has resulted in product introductions such as ShapeWorks®, a personalized meal replacement program; Formula 1 Instant Nutritional Snack Mix; Niteworks®; which supports energy, circulatory and vascular health; Garden 7®, which provides seven servings of fruits and vegetables; and Liftoff®, an innovative, effervescent energy product. Due to the launch of these products together with the continued positive sales momentum discussed above, net sales of Weight Management products and Targeted Nutrition products increased at a higher rate than that for the entire Company. Net sales declines in Outer Nutrition reflects country mix along with distributors shifting their procedures to products sold in their DMO — primarily Nutrition Clubs. We expect shifts within these categories from time to time as we launch new products and as new DMO’s shift buying patterns.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales remained flat at 30.4% for the year ended December 31, 2006, as compared to the same period of 2005. The unfavorable impact of foreign currency fluctuations was $9.7 million for the year ended December 31, 2006.

For the year ended December 31, 2006, selling, general and administrative expenses increased $96.7 million to $573.0 million from $476.3 million in 2005. The increase included $47.5 million in higher labor and benefits due primarily to normal merit increases, severance related to our Realignment for Growth plan (discussed in Note 13 to our consolidated financial statements), higher compensation costs associated with employee sales representatives in China and higher stock based compensation expenses mostly from adopting the new accounting rules for stock based compensation; $8.6 million relating to legal and litigation expenses; $2.6 million for professional fees primarily associated with our consulting expense for our Realignment for Growth plan; $10.8 million in higher occupancy expenses primarily due to new facilities and duplicate rent as we transitioned to new facilities in 2006; $5.2 million in higher employees bonuses and $5.9 million in higher depreciation expenses. The increases were partially offset by $9.9 million lower amortization expenses and $2.6 million lower advertising and promotion expenses.

Net Interest Expense

Net interest expense was $39.5 million for the year ended December 31, 2006, as compared to $43.9 million in 2005. Interest expense for 2006 was lower primarily due to the redemption of $165.0 million principal amount of our 9 1/2% Notes due 2011 and the repayment of our prior credit facility originally entered into on December 21, 2004, of $79.6 million in the third quarter of 2006, partially offset by recapitalization expenses as noted in the table below:

	Year Ended	Year Ended
	December 31,	December 31,
Net Interest Expense	2005	2006
	(Dollars in millions)

9 1/2% Senior Notes Clawback Premium and Write-off of deferred financing fees	$14.2	$21.2
Term Loan-Write-off of deferred financing fees	2.2	1.4
Revolver-Write-off of deferred finance fees	—	0.3

Recapitalization expenses included in Interest Expense	16.4	22.9
Interest expense	29.9	21.5
Interest income	(2.4)	(4.9)

Total Net Interest Expense	$43.9	$39.5

In 2004, we exercised a contract provision to redeem 40%, or $110.0 million, of the 9 1/2% Notes. After the required notice period, this redemption was completed on February 4, 2005. The premium and the write-off of deferred financing fees of $14.2 million associated with this redemption was included in interest expense in the first quarter of 2005.

In the third quarter of 2006, we repaid all amounts outstanding under the Prior Credit Facility, $79.6 million, and redeemed the $165.0 million aggregate principal amount of our 9 1/2% Notes. The premium and write-off of deferred financing fees of $22.9 million associated with the recapitalization were included in interest expense for 2006. As part of the recapitalization, we entered into a $300 million senior secured credit facility, or the New Credit Facility, and borrowed $200.0 million pursuant to the term loan thereunder. In September 2006, we prepaid

$20.0 million of our new term loan, resulting in approximately $0.1 million additional interest expense from the write-off of deferred financing fees.

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

Net Results

Net income for the year ended December 31, 2006 increased 53.7% to $143.1 million, or $1.92 per diluted share, compared with $93.1 million, or $1.28 per diluted share, for 2005. The increase was driven by revenue growth primarily in Mexico and the U.S. markets, lower interest expense following a debt refinancing in July 2006 and a lower effective income tax rate.

Net income for 2006 included $14.3 million additional interest expense related to the refinancing arrangements in July 2006, a $3.7 million tax benefit resulting from an international income tax settlement, a $2.7 million additional tax benefit from refinancing transactions, a $2.2 million favorable impact of the adjustment to income tax accrual and a $4.9 million unfavorable after tax impact in connection with the Re-alignment for Growth plan in the fourth quarter of 2006, partially offset by a $7.0 million expense in connection with the adoption of the new accounting rules for stock based compensation and a $12.4 million charge for the continued build-out of China infrastructure. Net income for 2005 included a $14.2 million additional interest expense related to the clawback of the 9 1/2% Notes, a favorable after tax impact of a $2.3 million charge relating to a change in allowance for uncollectible royalty overrides receivables from distributors in the third quarter of 2005 and a non-cash tax charge of $5.5 million associated with moving our China subsidiary within the global corporate structure in the second quarter of 2005. Overall, appreciation of foreign currencies had a $0.6 million unfavorable impact on net income in 2006.

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

For the year ended December 31, 2007, we generated $270.8 million from operating cash flows, as compared to $184.4 million in 2006. The increase in cash generated from operations was primarily due to an increase in operating income of $56.2 million driven by a 13.8% growth in net sales, lower inventory balance and lower interest payments in 2007 compared to 2006.

Capital expenditures, including capital leases, for the year ended December 31, 2007 were $49.0 million, as compared to $66.9 million in 2006. The majority of these expenditures represented investments in management information system, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. We expect to incur capital expenditures of approximately $95.1 million in 2008.

We entered into a new $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5% and the revolver bears interest at LIBOR plus a margin of 1.25%. In March 2007, we made a prepayment of $29.5 million on our term loan borrowings. In the second quarter of 2007, we borrowed an aggregate amount of $100.0 million under the revolving credit facility to fund our share repurchase program. In June 2007, we repaid $40.0 million of our revolving credit facility. In September 2007, the credit agreement was amended increasing the revolving credit facility by $150.0 million to fund the increase in the share repurchase program. In the third quarter of 2007, we borrowed an additional $48.7 million, and repaid $30.0 million of our revolving credit facility. During October 2007, we repaid $15.0 million of the revolving credit facility, and during December 2007, we borrowed an additional amount of $145.0 million to repurchase more of our common shares.

The following summarizes our contractual obligations including interest at December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments due by Period
							2013 &
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in millions)

Borrowings under the senior credit facility	$466.2	$22.0	$24.0	$23.9	$23.8	$226.6	$145.9
Capital leases	$7.8	$3.1	$2.1	$1.0	$0.8	$0.7	$0.1
Operating leases	$128.1	$30.8	$23.3	$17.6	$11.9	$10.7	$33.8
Other	$18.2	$4.6	$4.8	$4.4	$4.4	$—	$—

Total	$620.3	$60.5	$54.2	$46.9	$40.9	$238.0	$179.8

Off Balance Sheet Arrangements

At December 31, 2007, we had no material off-balance-sheet arrangements.

Share Repurchases

On April 18, 2007, our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million, raising the total value of our common shares authorized to be repurchased to $450 million. During the second quarter 2007, we repurchased approximately 3.5 million of common shares through open market purchases at an aggregate cost of $138.8 million, or an average cost of $39.65 per share. During the third quarter 2007, we repurchased approximately 1.7 million of our common shares through open market purchases at an aggregate cost of $65.1 million or an average cost of $39.23 per share. During the fourth quarter ended December 31, 2007, the Company repurchased approximately 3.9 million of its common shares through open market purchases at an aggregate cost of $161.8 million or an average cost of $41.56 per share.

Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. On April 18, 2007, our board of directors authorized a $0.20 per common share cash dividend, or $14.4 million in the aggregate, for the first quarter of 2007 that was paid on May 15, 2007 to shareholders of record as of April 30, 2007. On August 6, 2007, our board of directors authorized a $0.20 per common share cash dividend, or $13.5 million in the aggregate, for the second quarter of 2007 that was paid on September 14, 2007 to shareholders of record on August 31, 2007. On October 30, 2007, our board of directors authorized a $0.20 per common share cash dividend, or $13.6 million in aggregate, for the third quarter of 2007 that was paid on December 14, 2007 to shareholders of record on November 30, 2007. The aggregate amount of dividends paid and declared during fiscal year 2007 was $41.5 million.

Working Capital and Operating Activities

As of December 31, 2007, we had positive working capital of $111.5 million. Cash and cash equivalents were $187.4 million at December 31, 2007, compared to $154.3 million at December 31, 2006.

We expect that cash and funds provided from operations and available borrowings under our new revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our term loan. There can be no assurance, however, that our business will service our debt, or fund our other liquidity needs.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Item 7A — Quantitative and Qualitative Disclosures about Market Risks.

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

At December 31, 2007, Herbalife Venezuela had cash balances of approximately $18.0 million, primarily denominated in bolivars. During 2006, Herbalife Venezuela paid for certain products by converting its bolivars to US dollars at the official exchange rate. During 2008, Herbalife Venezuela expects to convert its bolivars to US dollars using the official foreign exchange rate for some of its imports, dividends and other remittances. As a result, we continue to use the official foreign exchange rate to translate the financial statements of Herbalife Venezuela into US dollars. Herbalife Venezuela’s net sales represented less than 3% of consolidated worldwide net sales for the year 2007.

Quarterly Results of Operations

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2007	2007	2007	2007
	(In thousands except per share data)

Operations:
Net sales	$455,788	$465,987	$476,374	$487,385	$508,099	$530,100	$529,543	$578,096
Cost of sales	91,366	92,640	97,159	99,173	107,283	111,361	105,886	113,851

Gross profit	364,422	373,347	379,215	388,212	400,816	418,739	423,657	464,245
Royalty overrides	165,298	167,351	168,658	173,938	180,260	188,509	186,497	204,845
Selling, general and administrative expenses	135,044	140,881	146,070	151,010	149,428	152,157	158,864	173,742

Operating income	64,080	65,115	64,487	63,265	71,128	78,073	78,296	85,658
Interest expense, net	6,015	4,955	25,869	2,702	2,204	2,274	2,740	3,354

Income before income taxes	58,065	60,160	38,618	60,562	68,924	75,799	75,556	82,304
Income taxes	19,369	23,834	12,151	18,912	27,744	27,690	27,226	28,472

Net income	$38,696	$36,326	$26,467	$41,650	$41,180	$48,109	$48,330	$53,832

Earnings per share
Basic	$0.55	$0.51	$0.37	$0.58	$0.57	$0.68	$0.71	$0.80
Diluted	$0.53	$0.49	$0.36	$0.56	$0.55	$0.65	$0.67	$0.77
Weighted average shares outstanding
Basic	69,947	70,647	71,179	71,463	71,722	70,616	68,513	67,219
Diluted	73,451	74,220	74,257	74,997	74,943	73,990	71,657	70,042

Contingencies

We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. On January 24, 2007, the Superior Court denied class certification of all claims, except for the claim under California law prohibiting “endless chain schemes.” That claim was granted California-only class certification, provided that class counsel is able to substitute in as a plaintiff a California resident with claims typical of the class. We believe that we have meritorious defenses to the suit.

Herbalife International and certain of its distributors were defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleged that certain telemarketing practices of certain Herbalife International distributors violated the Telephone Consumer Protection Act, or TCPA, and sought to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleged that several of Herbalife International’s distributors used pre-recorded telephone messages and faxes to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by us or our independent distributors, we and the other defendants reached a binding settlement with the plaintiffs. Under the terms of the settlement, the defendants collectively paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by us was previously fully reserved in our financial statements. The settlement has received the final approval of the Court in January 2008.

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

Subsequent Events

On January 28, 2008, the Company issued a press release announcing that Mr. Peter Maslen, a Class III member of the board of directors, communicated his decision to retire from the board of directors effective as of the close of business on January 23, 2008. The Company also announced that the board of directors elected Mr. Hal Gaba to fill the vacancy created by Mr. Maslen’s retirement, effective as of the close of business on January 23, 2008.

On January 31, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per common share to shareholders of record effective February 29, 2008, payable on March 14, 2008.

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our operating results, financial condition and cash flows.

We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS No. 131. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 65 countries throughout the world and we are organized and managed by geographic region. In the first quarter of 2003, we elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 1.0% of retail sales for the years ended December 31, 2005, 2006 and 2007. No material changes in estimates have been recognized for the years ended December 31, 2005, 2006 and 2007.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $8.0 million, $11.4 million and $12 million as of December 31, 2005, 2006 and 2007 respectively.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of December 31, 2007, we had goodwill of approximately $111.4 million, and marketing franchise of $310.0 million. Goodwill was reduced in 2007 by approximately $1.7 million due primarily to the effect of the settlement of an international tax audit related to the pre-acquisition period and the realization of pre-acquisition net operating losses.

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

Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and have been reduced by a valuation allowance to reflect them at amounts estimated to be ultimately realized. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, we believe it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, or SFAS No. 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of our common shares and, due to the limited period of public trading data for our common shares, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We account for uncertain tax positions in accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the adoption of FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.

New Accounting Pronouncements

In December 2007, the FASB, issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS No. 141(R) amends SFAS No. 109 to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on our consolidated financial statements.

On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FIN 48 to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, the enterprise does not plan to appeal, and it is remote that the taxing authority would reexamine the tax position in the future. FSP FIN 48-1 is effective retroactively to January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on our consolidated financial position or operating results.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. We believe that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-1 and FSP FAS 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 will delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. Effective for fiscal 2008, we will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

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

We purchase average rate put options, which give us the right, but not the obligation, to sell foreign currency at a specified exchange rate, or strike rate. These contracts provide protection in the event that the foreign currency weakens beyond the option strike rate. We also enter into various forward extra contracts (a combination of a foreign forward exchange contract and an option), which provide protection against adverse market movement at a strike rate slightly worse than the forward and participate in favorable currency move up to a predetermined trigger level. We are only obliged to sell foreign currency at the strike rate when the spot exchange rate is traded at or above the trigger rate. As of December 31, 2007, we did not have any outstanding option contracts.

Foreign exchange forward contracts are used to hedge advances between subsidiaries. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. We also purchased ratio forward contracts which protect against adverse market movement at a rate better than the current forward. The fair value of forward contracts is based on third-party bank quotes. All of our foreign exchange forward contracts have a maturity of less than one year with the majority maturing within 31 days or less as of December 31, 2007.

The following table provides information about the details of our forward contracts:

	Contract	Original Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At December 31, 2007
Buy BRL sell USD	1.77	$5.3	$—
Buy DKK sell EUR	7.45	$1.6	$—
Buy EUR sell GBP	0.73	$1.0	$—
Buy EUR sell MXN	15.95	$34.2	$—
Buy EUR sell MXN	15.88	$29.1	$0.3
Buy EUR sell SEK	9.47	$0.9	$—
Buy EUR sell USD	1.46	$15.2	$0.1
Buy GBP sell EUR	0.73	$3.6	$—
Buy INR sell USD	39.44	$6.5	$—
Buy KRW sell USD	935.00	$4.3	$—
Buy MYR sell EUR	4.81	$0.7	$—
Buy NOK sell EUR	7.97	$2.3	$—
Buy NZD sell EUR	1.90	$0.8	$—
Buy PLN sell EUR	3.61	$1.6	$—
Buy SEK sell EUR	9.47	$2.8	$—
Buy TWD sell EUR	46.71	$5.1	$(0.1)
Buy USD sell EUR	1.46	$55.2	$0.1
Buy USD sell TRY	1.19	$1.3	$—
Buy YEN sell EUR	166.00	$21.5	$0.4
Buy YEN sell USD	113.57	$9.3	$0.2

Total forward contracts		$202.3	$1.0

	Contract	Original Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At December 31, 2006
Buy SEK sell USD	6.87	$2.7	$—
Buy EUR sell USD	1.31	$1.0	$—
Buy GBP sell USD	1.96	$3.5	$—
Buy USD sell TRY	1.43	$2.5	$—
Buy JPY sell USD	118.57	$5.0	$—
Buy INR sell USD	44.54	$5.3	$—
Buy USD sell EUR	1.32	$26.3	$(0.1)
Buy NZD sell EUR	1.87	$0.7	$—
Buy TWD sell EUR	42.85	$5.0	$—
Buy NOK sell EUR	8.25	$2.0	$—
Buy DKK sell EUR	7.46	$1.4	$—
Buy PLN sell EUR	3.83	$1.4	$—
Buy USD sell EUR	1.32	$0.9	$—
Buy EUR sell USD	1.32	$10.5	$—
Buy MYR sell EUR	4.64	$0.7	$—
Buy JPY sell EUR	156.02	$17.6	$(0.1)
Buy USD sell EUR	1.32	$24.8	$(0.1)
Buy EUR sell SEK	9.05	$0.8	$—
Buy EUR sell GBP	0.67	$0.9	$—

Total forward contracts		$113.0	$(0.3)

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currencies. At December 31, 2007, the total amount of our foreign subsidiary cash was $154.8 million, of which $8.4 million was invested in U.S. dollars.

Interest Rate Risk

As of December 31, 2007, the aggregate annual maturities of the senior secured credit facility entered into on July 2006, as amended, were: 2008-$1.5 million; 2009-$1.5 million; 2010- $1.5 million; 2011-$1.5 million; 2012-$210.2 million and $140.9 million thereafter. The fair value of the senior secured credit facility approximates its carrying value of $357.1 million as of December 31, 2007. The senior secured credit facility bears a variable interest rate, and on December 31, 2007, the average interest rate was 6.26%.

On July 21, 2006, the interest rate swap associated with the prior credit facility, originally entered into on February 21, 2005, was terminated due to the debt refinancing and interest income of $0.8 million was recorded in our consolidated statements of income for the quarter ended September 30, 2006. Under our senior secured credit facility, we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount is scheduled to be reduced by $20 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. At December 31, 2006, the swap notional amount was reduced to $160.0 million as scheduled. As of December 31, 2007, the swap notional amount was reduced to $100.0 million as scheduled. As of December 31, 2007, we recorded the interest rate swap as a liability at fair value of $1.4 million with the offsetting amount recorded in other comprehensive income.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the reports of KPMG LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15 — Exhibits and Financial Statement Schedules, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require the Company to include in its Annual Reports on Form 10-K, an assessment by management of the effectiveness of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In addition, the Company’s independent auditors must attest to and report on the effectiveness of the Company’s internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Herbalife Ltd.:

We have audited Herbalife Ltd.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Herbalife Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 26, 2008

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007.

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

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

Exhibit
Number		Description	Reference

10.10		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.11#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.12#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.13#	Employment Agreement dated as of April 3, 2003 between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc.	(a)
10	.14#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.15#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.16#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.17#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.18		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.19		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.20		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.21		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.22		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.23		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.24		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.25#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.26		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.27		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.28		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.29#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.30#	Form of Stock Bonus Award Agreement	(e)
10	.31#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)

Exhibit
Number		Description	Reference

10	.32#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)
10	.33#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)
10.34		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)
10	.35#	Amendment to employment agreement between Michael O. Johnson and Herbalife International, Inc. and Herbalife International of America, Inc., dated May 15, 2005	(i)
10	.36#	Independent Directors Deferred Compensation and Stock Unit Plan	(j)
10	.37#	Independent Directors Stock Unit Award Agreement	(j)
10	.38#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k)
10	.39#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)
10	.40#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.41#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.42#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(m)
10	.43#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(n)
10	.44#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(n)
10	.45#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(o)
10	.46#	Summary of Board Committee Compensation	(p)
10.47		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(q)
10.48		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(q)
10	.49#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(q)
10	.50#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(r)
10	.51#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(r)
10	.52#	Stock Unit Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(r)
10	.53#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(r)
10	.54#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated July 31, 2003	(r)
10	.55#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated September 1, 2004	(r)

Exhibit
Number		Description	Reference

10	.56#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated December 1, 2004	(r)
10	.57#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated April 27, 2005	(r)
10	.58#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 6, 2003	(r)
10	.59#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(r)
10	.60#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(r)
10	.61#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(r)
10	.62#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(s)
10	.63#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(s)
10	.64#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(s)
10	.65#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(s)
10	.66#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(s)
10	.67#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(s)
10	.68#	Amendment dated March 26, 2007, to Employment Agreement by and between Herbalife Ltd. and Michael O. Johnson dated April 3, 2003	(t)
10	.69#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(u)
10	.70#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(u)
10	.71#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman	(u)
10	.72#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman	(u)
10	.73#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(u)
10	.74#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(u)
10.75		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(v)
10.76		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(v)

Exhibit
Number	Description	Reference

10.77	Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	*
10.78	Herbalife Ltd. Employee Stock Purchase Plan	*
10.79	Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of KPMG LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on August 3, 2005 as an Exhibit to the Company’s current Report on Form 10Q for the quarter ended June 30, 2005 and is incorporated herein by reference.

(j)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(k)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on December 20, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on May 5, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(r)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on May 1, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 and is incorporated herein by reference.

(u)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(v)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herbalife Ltd.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California
February 26, 2008

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2007
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154,323	$187,407
Receivables, net of allowance for doubtful accounts of $6,917 (2006) and $7,863 (2007)	51,758	58,729
Inventories, net	146,036	128,648
Prepaid expenses and other current assets	41,320	72,193
Prepaid income taxes	2,080	—
Deferred income taxes	60,190	40,119

Total current assets	455,707	487,096

Property — at cost:
Furniture and fixtures	6,434	9,765
Equipment	110,222	141,995
Leasehold improvements	21,281	35,267

	137,937	187,027
Less: accumulated depreciation and amortization	(32,671)	(66,000)

Net property	105,266	121,027

Deferred compensation plan assets	17,607	19,315
Other assets	11,261	15,873
Deferred financing costs, net of accumulated amortization of $268 (2006)and $807 (2007)	2,063	2,395
Marketing related intangibles	310,000	310,060
Product certifications, product formulas and other intangible assets, net of accumulated amortization of $20,892 (2006)and $22,700 (2007)	1,808	—
Goodwill	113,221	111,477

Total assets	$1,016,933	$1,067,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,990	$35,377
Royalty overrides	116,896	127,227
Accrued compensation	45,808	54,067
Accrued expenses	103,767	114,083
Current portion of long-term debt	5,599	4,661
Advance sales deposits	11,432	11,599
Income taxes payable	—	28,604

Total current liabilities	323,492	375,618
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	179,839	360,491
Deferred compensation plan liability	18,166	20,233
Deferred income taxes	126,152	107,584
Other non-current liabilities	15,394	21,073

Total liabilities	663,043	884,999

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 71.6 million (2006) and 64.4 million (2007) shares issued and outstanding	143	129
Paid-in capital in excess of par value	132,755	160,872
Accumulated other comprehensive loss	(782)	(3,947)
Retained earnings	221,774	25,190

Total shareholders’ equity	353,890	182,244

Total liabilities and shareholders’ equity	$1,016,933	$1,067,243

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)

Product sales	$1,350,275	$1,627,678	$1,852,434
Handling & freight income	216,475	257,856	293,405

Net sales	1,566,750	1,885,534	2,145,839
Cost of sales	315,746	380,338	438,382

Gross profit	1,251,004	1,505,196	1,707,457
Royalty overrides	555,665	675,245	760,110
Selling, general and administrative expenses, including, $5.7 million (2005), $1.4 million (2006) and $0.8 million (2007) of related party expenses	476,268	573,005	634,190

Operating income	219,071	256,946	313,157
Interest expense, net	43,924	39,541	10,573

Income before income taxes	175,147	217,405	302,584
Income taxes	82,007	74,266	111,133

NET INCOME	$93,140	$143,139	$191,451

Earnings per share
Basic	$1.35	$2.02	$2.75
Diluted	$1.28	$1.92	$2.63
Weighted average shares outstanding
Basic	68,972	70,814	69,497
Diluted	72,491	74,509	72,714

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Paid-in	Accumulated	Retained
			Capital in	Other	Earnings	Total
	Common	Treasury	Excess of	Comprehensive	(Accumulated	Shareholders’	Comprehensive
	Shares	Shares	Par Value	Income (Loss)	Deficit)	Equity	Income
	(In thousands)

Balance at December 31, 2004	$137	$—	$74,593	$3,923	$(14,311)	$64,342
Issuance of 1.2 million common shares from the exercise of stock options	3		2,128			2,131
Tax benefit from exercise of stock options			9,675			9,675
Additional capital from stock options			3,045			3,045
Treasury shares purchased		(210)				(210)
Other			83	42		125
Net income					93,140	93,140	$93,140
Foreign currency translation adjustment				(3,699)		(3,699)	(3,699)
Unrealized gain on derivatives				339		339	339

Total comprehensive income							$89,780

Balance at December 31, 2005	$140	$(210)	$89,524	$605	$78,829	$168,888

Issuance of 1.8 million common shares from exercise of stock options, SARs and restricted stock grants	3		11,770			11,773
Excess tax benefit from exercise of stock options			20,179			20,179
Additional capital from stock options			11,298			11,298
Retirement of treasury shares		210	(16)		(194)	—
Net income					143,139	143,139	$143,139
Foreign currency translation adjustment				(974)		(974)	(974)
Unrealized loss on marketable securities				(40)		(40)	(40)
Unrealized loss on derivatives				(373)		(373)	(373)

Total comprehensive income							$141,752

Balance at December 31, 2006	$143	$—	$132,755	$(782)	$221,774	$353,890

Issuance of 1.8 million common shares from exercise of stock options, SARs and restricted stock grants	4		13,743			13,747
Excess tax benefit from exercise of stock options			20,735			20,735
Additional capital from stock options			12,904			12,904
Repurchases of common shares	(18)		(19,265)		(346,500)	(365,783)
Dividends					(41,535)	(41,535)
Net income					191,451	191,451	$191,451
Foreign currency translation adjustment				(2,523)		(2,523)	(2,523)
Unrealized loss on derivatives				(642)		(642)	(642)

Total comprehensive income							$188,286

Balance at December 31, 2007	$129	$—	$160,872	$(3,947)	$25,190	$182,244

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$93,140	$143,139	$191,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,436	29,995	35,115
Excess tax benefits from share-based payment arrangements	—	(20,179)	(19,447)
Stock based compensation expenses	3,045	11,298	12,904
Amortization of discount and deferred financing costs	1,397	340	335
Deferred income taxes	(12,455)	(19,544)	3,344
Unrealized foreign exchange transaction gain	(4,633)	(4,905)	(13,009)
Write-off of deferred financing costs & unamortized discounts	5,971	7,116	204
Other	960	141	1,391
Changes in operating assets and liabilities:
Receivables	(8,155)	(12,228)	(2,381)
Inventories	(40,247)	(29,943)	26,765
Prepaid expenses and other current assets	2,206	(737)	(28,149)
Other assets	(376)	(3,223)	(3,967)
Accounts payable	16,647	(1,886)	(7,595)
Royalty overrides	5,852	26,325	5,751
Accrued expenses and accrued compensation	15,040	31,543	16,577
Advance sales deposits	1,557	(17)	(501)
Income taxes payable	26,704	24,192	49,956
Deferred compensation plan liability	1,263	3,020	2,067

NET CASH PROVIDED BY OPERATING ACTIVITIES	143,352	184,447	270,811

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(31,536)	(62,460)	(41,942)
Proceeds from sale of property	68	111	260
Net change in restricted cash	39	—	—
Deferred compensation plan assets	(1,097)	(4,459)	(1,708)

NET CASH USED IN INVESTING ACTIVITIES	(32,526)	(66,808)	(43,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	—	(41,535)
Borrowings from long-term debt	5,073	215,000	293,700
Principal payments on long-term debt	(232,508)	(134,528)	(122,216)
Repurchases of 9 1/2% Notes and 11 3/4% Notes	—	(165,137)	—
Increase in deferred financing costs	—	(2,331)	(871)
Share repurchases	—	—	(365,783)
Excess tax benefits from share-based payment arrangements	—	20,179	19,447
Exercise of stock options	2,131	11,773	13,747
Other	(586)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(225,890)	(55,044)	(203,511)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,735	3,480	9,174

NET CHANGE IN CASH AND CASH EQUIVALENTS	(113,329)	66,075	33,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	201,577	88,248	154,323

CASH AND CASH EQUIVALENTS, END OF PERIOD	$88,248	$154,323	$187,407

CASH PAID DURING THE YEAR
Interest paid	$38,226	$39,826	$14,799

Income taxes paid	$65,408	$64,533	$62,431

NON CASH ACTIVITIES
Accrued capital expenditures	$1,068	$4,410	$7,085

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy & fitness products and personal care products through a network of over 1.7 million independent distributors, except in China, where the Company currently sells the products through retail stores and an employed sales force. The Company reports revenue in five geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic; South America, which includes Brazil; EMEA, which consists of Europe, the Middle East and Africa; and Asia Pacific, which consists of Asia, New Zealand and Australia.

Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, incorporated on April 4, 2002, and its direct and indirect wholly-owned subsidiaries, WH Intermediate Holdings Ltd., a Cayman Islands company, WH Luxembourg Holdings S.à.R.L., a Luxembourg unipersonal limited liability company, WH Luxembourg CM S.à.R.L., a Luxembourg unipersonal limited liability company, and WH Acquisition Corp., a Nevada corporation, were formed on behalf of Whitney & Co., LLC, or Whitney, and Golden Gate Private Equity, Inc., or Golden Gate, in order to acquire Herbalife International, Inc., a Nevada corporation, and its subsidiaries, or Herbalife International, on July 31, 2002, or the Acquisition. As of December 31, 2007, Whitney and Golden Gate did not beneficially own any common shares of the Company.

IPO Recapitalization

On December 16, 2004, Herbalife completed an initial public offering of its common shares, or the IPO, as part of a series of recapitalization transactions, including:

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

In connection with the IPO and the recapitalization, the Company incurred $24.7 million in fees and expenses, $19.8 million of which were associated with the IPO and were included in equity and $4.9 million of which were associated with the establishment of a credit facility and were included in deferred financing costs. This credit facility was fully repaid in the third quarter of 2006 and the associated deferred financing costs were written off. See Note 4 of the notes to consolidated financial statements for further discussion of the Company’s former and current credit facilities.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. Statement No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on the Company’s consolidated financial statements.

On May 2, 2007, the FASB issued FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, or FSP FIN 48-1, which amends FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, to provide guidance about how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. Under the FSP FIN 48-1, a tax position is considered to be effectively settled if the taxing authority completed its examination, there are no plans by the enterprise to appeal the taxing authority’s examination, and the possibility that the taxing authority would reexamine the tax position in the future is remote. FSP FIN 48-1 is effective retroactively to January 1, 2007. The adoption of FSP FIN 48-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company believes that the adoption of FSP FIN 39-1 will not have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company believes that the adoption of SFAS No. 159 will not have a material impact on the Company’s consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement, or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-1 and FSP FAS 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-2 will delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. Effective for fiscal 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The Company believes that the adoption of SFAS No. 157 will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Foreign Currency Translation

In substantially all of the countries that the Company operates, the functional currency is the local currency. Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Transaction gains and losses, which include the cost of forward exchange and option contracts and the related settlement gains and losses, are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The Company recorded a transaction gain of $0.7 million for the year ended December 31, 2005 and transaction losses of $2.3 million and $12.4 million for the years ended December 31, 2006 and 2007, respectively.

Forward Exchange Contracts, Option Contracts and Interest Rate Swap

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

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

Fair Value of Financial Instruments

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	Marketable securities are based on the quoted market prices for these instruments;

•	Foreign exchange contracts are based on exchange rates at period end;

•	The fair value of option and forward contracts are based on dealer quotes;

•	The book values of the Company’s variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company; and

•	The fair values for fixed rate borrowings have been determined based on recent market trade values and are disclosed in Note 4 to consolidated financial statements.

Inventories

Inventories are stated at lower of cost (on the first-in, first-out basis) or market. The Company had reserves for obsolete and slow moving inventory totaling $11.4 million and $12.0 million as of December 31, 2006 and 2007, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Depreciation of furniture, fixtures, equipment, and leasehold improvements totaled $21.4 million, $27.3 million and $33.3 million for the years ended December 31, 2005, 2006 and 2007, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair market value of the asset.

Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are amortized over their expected lives, which are three years for the distributor network, five years for product formulas and two years for product certifications. The annual amortization expense for intangibles was $14.0 million, $3.1 million and $1.8 million for the years ended December 31, 2005, 2006 and 2007, respectively. As of December 31, 2007, all intangibles with finite lives have been fully amortized.

As of December 31, 2006 and 2007, the goodwill balance was $113.2 million and $111.5 million, respectively. The $1.7 million decrease was due primarily to the effect of the settlement of an international tax audit related to the pre-Acquisition period and the realization of pre-Acquisition net operating losses.

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

In July 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 at the beginning of fiscal year 2007 and it did not have a material impact on the Company’s consolidated financial statements. See Note 12 in the notes to consolidated financial statements for further discussion on income taxes.

Royalty Overrides

An independent distributor may earn commissions, called royalty overrides or production bonuses, based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor. In addition, such commissions are recorded when the products are shipped. Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has calculated this period of certainty to be three years worldwide.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains or losses on investments, foreign currency translation adjustments and the effective portion of the unrealized gains or losses on derivatives. Comprehensive income is presented in the consolidated statements of shareholders’ equity and comprehensive income.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive income consisted of the following (in thousands):

	December 31,
	2006	2007

Foreign currency translation adjustment	$(390)	$(2,913)
Unrealized loss on derivatives, net of tax	(392)	(1,034)

Total accumulated other comprehensive income	$(782)	$(3,947)

Operating Leases

The Company leases all of its physical properties under operating leases. Certain lease agreements generally include rent holidays and tenant improvement allowances. The Company recognizes rent holiday periods on a straight-line basis over the lease term beginning when the Company has the right to the leased space. The Company also records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the terms of the lease to rent.

Research and Development

The Company’s research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options and warrants.

The following are the share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2005	2006	2007

Weighted average shares used in basic computations	68,972	70,814	69,497
Dilutive effect of exercise of options outstanding	3,390	3,449	2,941
Dilutive effect of warrants	129	246	276

Weighted average shares used in diluted computations	72,491	74,509	72,714

Options to purchase 1.4 million, 0.3 million and 1.0 million common shares at prices ranging from $23.00 to $29.45, $36.60 to $40.16, and $39.86 to $45.46 were outstanding during 2005, 2006 and 2007, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of a common share and therefore such options would be anti-dilutive.

Revenue Recognition

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as “distributor allowances,” and amounts billed for freight and handling costs. Freight and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

Accounting for Stock Options

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations, in accounting for share-based awards made under its plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price. As allowed by SFAS No. 123, Accounting for Stock Based Compensation, or SFAS No. 123, the Company only adopted the disclosure requirements of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share applying the fair value recognition provision of SFAS No. 123 to options granted under the Company’s stock-based compensation plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes-Merton option-pricing model assuming a risk free interest rate of 4.0%, expected option life of 6.3 years, volatility of 32.75% and dividend yield of 0%. The fair value of the options are amortized to expense using a graded vesting schedule with forfeitures recognized as they occur.

Year Ended
December 31,
2005
(In millions)

Net income as reported	$93.1
Add: Stock-based employee compensation expense included in reported net income	1.8
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards	(6.8)

Pro forma net income	$88.1

Basic earnings per share
As reported	$1.35
Pro forma	$1.28
Diluted earnings per share
As reported	$1.28
Pro forma	$1.21

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, or SFAS No. 123R. This statement replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company used the modified prospective transition method, which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2006	2007

Weight Management,Targeted Nutrition and Energy and Fitness	$125.0	$99.9
Outer Nutrition	12.7	10.5
Literature, promotional and others	8.3	18.2

Total Inventories, net	$146.0	$128.6

Inventories are presented net of the reserves for obsolete and slow moving inventory of $11.4 million and $12.0 million at December 31, 2006 and 2007, respectively.

4.	Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2006	2007

Borrowings under senior credit facility	179.5	357.1
Capital leases	5.2	7.4
Other debt	0.7	0.7

	185.4	365.2
Less: current portion	5.6	4.7

	$179.8	$360.5

Net interest expense was $43.9 million, $39.5 million and $10.6 million for the years ended December 31, 2005, 2006 and 2007, respectively.

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders and replaced the $225.0 million senior secured credit facility, originally entered into on December 21, 2004. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On December 31, 2006 and 2007, the average interest rate for the senior secured credit facility was 6.85% and 6.26%, respectively.

The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the new credit facility in July 2006, which are being amortized over the term of the new credit facility. The Company repaid all amounts outstanding under its prior senior secured credit facility amounting to $79.6 million. Consequently, the Company expensed $1.7 million of unamortized deferred financing costs related to that credit facility. Also in July 2006, the Company redeemed the outstanding $0.1 million aggregate principal amount of its 11 3/4% Notes.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the new credit facility to fund the redemption of its 9 1/2% Notes. The total redemption price of the 9 1/2% Notes was $187.8 million and consisted of $165.0 million aggregate principal amount, $16.6 million purchase premium and $6.2 million accrued interest. The redemption premium of $16.6 million and the write-off of unamortized deferred financing

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs and discounts of $4.6 million associated with the 9 1/2% Notes were included in interest expense in the third quarter of 2006.

In September 2006, the Company prepaid $20.0 million of its new term loan borrowings resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs. In March 2007, the Company made another prepayment of $29.5 million and expensed approximately $0.2 million of related unamortized deferred financing costs. As of December 31, 2007, the Company is obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of December 31, 2007, the amount outstanding under the term loan was $148.4 million.

During the second quarter of 2007, the Company borrowed an aggregate amount of $100.0 million under the revolving credit facility to fund its stock repurchase program. In June 2007, the Company repaid $40.0 million of the amounts outstanding under this facility. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of its current revolving credit facility by an aggregate principal amount of $150.0 million to finance the increase in the stock repurchase program (see Note 9 of the notes to consolidated financial statements for further discussion on the share repurchase program). During the third quarter of 2007, the Company borrowed an additional amount of $48.7 million and repaid $30.0 million of the amounts outstanding under this facility. During October 2007, the Company repaid $15.0 million of the revolving credit facility, and during December 2007, the Company borrowed an additional amount of $145.0 million. As of December 31, 2007, the amount outstanding under the revolving credit facility was $208.7 million.

Annual scheduled principal payments of long-term debt are: $4.7 million, $4.0 million, $2.5 million, $2.2 million, $210.9 million for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, and $140.9 million thereafter.

Through the course of conducting regular operations, certain vendors may require letters of credit to be issued in order to secure insurance policies or goods that are purchased. As of December 31, 2007, the Company had no outstanding letters of credit.

5.	Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2016. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2007, were as follows (in millions):

	Operating	Capital

2008	30.8	3.1
2009	23.3	2.1
2010	17.6	1.0
2011	11.9	0.8
2012	10.7	0.7
Thereafter	33.8	0.1

Total	$128.1	$7.8

Less: amounts included above representing interest		(0.4)

Present value of net minimum lease payments		$7.4

Rental expense for the years ended December 31, 2005, 2006, and 2007 was $25.6 million, $34.4 million, and $36.5 million respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property under capital leases is included in property on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2006	2007

Equipment	$11.6	$15.0
Less: accumulated depreciation	(9.0)	(10.6)

Total	$2.6	$4.4

6.	Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute between 2% to 17% of their compensation, and the Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. The Company contributed $1.4 million, $1.6 million and $1.7 million during the years ended December 31, 2005, 2006 and 2007, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Management Plan and the Senior Executive Plan. The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year, or Annual Deferral Amount. The Company makes matching contributions on behalf of each participant in the Senior Executive Plan. The Senior Executive Plan provides that the amount of the matching contributions is to be determined by the Company at its discretion. For 2007, the matching contribution was 3% of a participant’s base salary.

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

The total deferred compensation expense of the two non-qualified deferred compensation plans net of participant contributions was $0.9 million, $1.8 million and $1.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $18.2 million and $20.2 million at December 31, 2006 and 2007, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $17.6 million and $19.3 million as of December 31, 2006 and 2007, respectively.

7.	Transactions with related parties

Golden Gate and Whitney ceased to be beneficial owners of any common shares of the Company in the first quarter and second quarter of 2007, respectively. Prior to this, Whitney and Golden Gate had direct and indirect ownership of four companies that provided products and services to the Company. Total purchases of goods and services from these companies amounted to $7.6 million, $1.7 million and $0.8 million for the years ended December 31, 2005, 2006 and 2007, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. On January 24, 2007, the Superior Court denied class certification of all claims, except for the claim under California law prohibiting “endless chain schemes.” That claim was granted California class certification, provided that class counsel is able to substitute in as a plaintiff a California resident with claims typical of the class. The Company believes that it has meritorious defenses to the suit.

Herbalife International and certain of its distributors were defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleged that certain telemarketing practices of certain Herbalife International distributors violated the Telephone Consumer Protection Act, or TCPA, and sought to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleged that several of Herbalife International’s distributors used pre-recorded telephone messages and faxes to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by the Company or its independent distributors, the Company and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement, the defendants collectively paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by the Company was previously fully reserved in the Company’s financial statements. The settlement has received the final approval of the Court in January 2008.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has reserved an amount that the Company believes represents the most likely outcome of the resolution of these disputes, if the Company is incorrect in the assessment the Company may have to record additional expenses.

9.	Shareholders’ equity

The Company had 69.9 million, 71.6 million and 64.4 million common shares outstanding at December 31, 2005, 2006 and 2007, respectively.

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by its credit agreement, cash requirements, future prospects and other factors deemed relevant by its board of directors. The senior credit facility, entered into on July 21, 2006 and as amended in November 2007, permits payments of dividends as long as no default or event of default exists and the sum of the amounts paid with respect to dividends and share repurchases does not exceed the sum of $450.0 million plus seventy five percent of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of dividend.

No dividends were declared or paid during fiscal years 2005 and 2006. During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. On April 18, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend, or $14.4 million in the aggregate, for the first quarter of 2007 that was paid on May 15, 2007 to shareholders of record as of April 30, 2007. On August 6, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend, or $13.5 million in the aggregate, for the second quarter of 2007 that was paid on September 14, 2007 to shareholders of record on August 31, 2007. On October 30, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend, or $13.6 million in the aggregate, for the third quarter of 2007 that was paid on December 14, 2007 to shareholders of record on November 30, 2007.

Share Repurchases

On April 18, 2007, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant. During the quarter ended June 30, 2007, the Company repurchased approximately 3.5 million of its common shares through open market purchases at an aggregate cost of $138.8 million, or an average cost of $39.65 per share. On August 23, 2007, the Company’s board of directors approved an increase of $150 million to its previously authorized share repurchase program raising the total value of Company common shares authorized to be repurchased to $450 million. During the quarter ended September 30, 2007, the Company repurchased approximately 1.7 million of its common shares through open market purchases at an aggregate cost of $65.1 million or an average cost of $39.23 per share. During the quarter ended December 31, 2007, the Company repurchased approximately 3.9 million of its common shares through open market purchases at an aggregate cost of $161.8 million or an average cost of $41.56 per share.

During fiscal year 2007, the aggregate purchase price of the common shares of the Company repurchased was reflected as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

Equity Compensation Plans

The Company has five stock-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of December 31, 2007 include stock options, stock appreciation rights, or SARS, and stock units.

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in APB 25, and related interpretations, in accounting for share-based awards made under the Company’s stock-based compensation plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price. On January 1, 2006, the Company adopted SFAS No. 123R, Share-based payment, or SFAS No. 123R. This statement replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company adopted SFAS No. 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only. Under this transition method, stock-based compensation cost for the year 2006 included (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2006 and 2007, stock-based compensation expenses amounted to $11.3 million and $13.4 million, respectively, and the related income tax benefits recognized in earnings amounted to $4.2 million and $5.0 million, respectively.

As of December 31, 2007, the total unrecognized compensation cost related to non-vested stock awards was $36.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

For the years ended December 31, 2006 and 2007, excess tax benefits of $20.2 million and $20.7 million, respectively, were generated from option exercises.

The Company’s stock-based compensation plans provide for grants of stock options, SARS, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife.

The fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on the simple average of the average vesting period and the life of the award because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not historically paid regular cash dividends from inception to the first quarter of 2007. Dividends paid by the predecessor company in 2002 and prior and special dividends paid in 2004 in connection with the IPO have been excluded from the calculation. Commencing in the second quarter of 2007, the board of directors approved a regular quarterly dividend program. During the second, third and fourth quarter of 2007, the Company declared a $0.20 per share cash dividend. However, there is no guarantee that the board of directors will not terminate the quarterly dividend program.

The following table summarizes the weighted average assumptions used in the calculation of fair market value for the years ended December 31, 2006 and 2007.

					Incentive Plan		Independent Directors
	Stock Options		SARS		Stock Units		Stock Units
	Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,
	2006	2007(1)	2006	2007	2006	2007	2006	2007

Expected volatility	37.03%	—	38.39%	40.98%	38.03%	40.87%	37.29%	41.82%
Dividends yield	zero	—	zero	2.00%	zero	zero	Zero	zero
Expected term	6.3 years	—	6.3 years	6.2 years	2.5 years	2.5 years	3.0 years	3.0 years
Risk-free interest rate	3.94%	—	4.58%	4.63%	4.36%	4.44%	3.56%	5.00%

(1)	There were no stock options granted in 2007

The following tables summarize the activity under the stock-based compensation plans for the year ended December 31, 2007:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options & SARS	Shares	Exercise Price	Contractual Term	Value(1)
	(In thousands)			(In millions)

Outstanding at December 31, 2006	9,452	$16.45
Granted	1,009	$40.48
Exercised	(1,848)	$8.66
Forfeited	(454)	$25.00

Outstanding at December 31, 2007	8,159	$20.80	6.9 years	$159.1

Exercisable at December 31, 2007	4,276	$16.31	6.1 years	$102.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2006	186.1	$35.28	$6.1
Granted	192.0	$39.70	7.6
Vested	(81.2)	$34.82	(2.3)
Cancelled	(23.0)	$36.52	(0.9)

Outstanding and nonvested at December 31, 2007	273.9	$38.40	$10.5

The weighted-average grant date fair value of stock awards granted during 2006 and 2007 was $18.44 and $19.54, respectively. The total intrinsic value of stock awards exercised during the years ended December 31, 2006 and 2007 was $55.5 million and $60.1 million, respectively.

The following table summarizes information regarding option groups outstanding at December 31, 2007:

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In millions)			(In millions)

$ 0.88 - $ 3.52	0.7	5.01	$2.97	0.6	$2.91
$ 5.00 - $14.00	1.3	5.94	$10.61	1.0	$10.71
$15.00 - $18.70	2.9	6.69	$16.04	1.5	$16.37
$20.00 - $25.00	1.0	5.80	$23.88	0.8	$24.08
$28.11 - $33.03	0.9	8.15	$31.88	0.3	$31.91
$34.02 - $40.16	0.5	8.64	$37.43	0.1	$36.86
$40.25 - $45.46	0.9	9.49	$40.46	—	—

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of one million common shares. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a restricted number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases will be made on a calendar quarter schedule.

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

The Company sells products in 65 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

In late 2007, the Company changed its geographic regions from seven to five regions as part of the Company’s on-going Realignment for Growth plan. These changes were intended to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in its high potential markets. Historical information presented related to the Company’s geographic regions has been reclassified to conform with its current geographic presentation. The Company’s reporting segment’s operating information and sales by product line are as follows:

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Net Sales:
United States	$284.7	$338.3	$419.0
Mexico	218.9	373.2	370.8
Others	1,063.2	1,174.0	1,356.0

Total Net Sales	$1,566.8	$1,885.5	$2,145.8

Operating Margin(1):
United States	$120.2	$141.9	$160.3
Mexico	96.8	162.7	152.4
Others	478.3	525.3	634.7

Total Operating Margin	$695.3	$829.9	$947.4
Selling, general and administrative expense	$476.3	$573.0	$634.2
Interest expense net	43.9	39.5	10.6

Income before income taxes	175.1	217.4	302.6
Income taxes	82.0	74.3	111.1

Net Income	$93.1	$143.1	$191.5

Capital Expenditures:
United States	$20.5	$51.4	$37.9
Mexico	0.8	3.2	1.6
Others	11.3	12.3	9.5

Total Capital Expenditures	$32.6	$66.9	$49.0

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2007
	(In millions)

Total Assets:
United States	$698.0	$668.6
Mexico	63.7	62.3
Others	255.2	336.3

Total Assets	$1,016.9	$1,067.2

Goodwill:
United States	$31.1	$30.6
Mexico	6.9	6.8
Others	75.2	74.1

Total Goodwill	$113.2	$111.5

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Net sales by product line:
Weight Management	$980.5	$1,190.0	$1,359.4
Targeted Nutrition	290.2	364.1	433.4
Energy & Fitness	56.8	78.1	90.3
Outer Nutrition	163.4	151.7	144.2
Literature, promotional and other(2)	75.9	101.6	118.5

Total Net Sales	$1,566.8	$1,885.5	$2,145.8

Net sales by geographic region:
North America(3)	$303.8	$357.6	$438.7
Mexico & Central America(4)	219.9	376.9	384.6
South America	158.1	224.1	300.1
EMEA(5)	545.3	548.0	567.7
Asia Pacific(6)	339.7	378.9	454.7

Total Net Sales	$1,566.8	$1,885.5	$2,145.8

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada and Jamaica.

(4)	Includes Mexico, Costa Rica, Panama, Dominican Republic and El Salvador.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of Asia, New Zealand and Australia.

As of December 31, 2007, the net property located in the U.S. and in all foreign countries was $92.9 million and $28.1 million, respectively. As of December 31, 2006, the net property located in the U.S. and in all foreign countries was $79.6 million and $25.7 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007, the deferred tax assets related to the US and all the foreign countries was $26.7 million and $46.1 million, respectively. As of December 31, 2006, the deferred tax assets related to the US and all the foreign countries was $52.5 million and $21.9 million, respectively.

11.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2007, the maximum length of time over which the Company is hedging these exposures is approximately two years.

On July 21, 2006, the interest rate swap, originally entered into on February 21, 2005, was terminated due to the debt refinancing, and interest income of approximately $0.8 million was recorded in the Company’s consolidated statement of income during the quarter ended September 30, 2006. Under the current credit facility, the Company is obligated to enter into interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2006 and 2007, the hedge relationship qualified as an effective hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes.

As of December 31, 2006 and 2007, we recorded the interest rate swap as a liability at fair value of $0.4 million and $1.4 million, respectively, with the offsetting amount recorded in other comprehensive income. As of December 31, 2007, the estimated amount of existing loss related to cash flow hedges expected to be reclassified into earnings over the next 12 months is $0.7 million.

The interest rate swap is used to hedge the interest rate exposure on the variable interest rate term loan. The fair value of the interest rate swap is based on third-party bank quotes. The table below describes the interest rate swap that was outstanding as of December 31, 2007:

	Notional	Swap	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date
	(In millions)		(In millions)

At December 31, 2007
Interest Rate Swap	$100.0	5.26%	$(1.4)	9/30/2009

Foreign Currency Instruments

The Company also designates certain derivatives, such as foreign currency forward contracts and foreign currency options, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company purchases average rate put options, as well as forward extra contracts (a combination of a foreign forward exchange contract and an option), to partially mitigate the impact if the foreign currency weakens beyond the strike rate. The Company also uses foreign currency forward and ratio forward contracts to hedge foreign-currency-denominated intercompany transactions. The fair values of the option and

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forward contracts are based on third-party bank quotes. All of the Company’s foreign exchange forward contracts have a maturity of less than one year with the majority maturing within 31 days or less as of December 31, 2007.

At December 31, 2006 and 2007, the Company did not have any outstanding options. The table below describe the forward contracts that were outstanding as of the dates indicated.

	Contract	Original Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At December 31, 2007
Buy BRL sell USD	1.77	$5.3	$—
Buy DKK sell EUR	7.45	$1.6	$—
Buy EUR sell GBP	0.73	$1.0	$—
Buy EUR sell MXN	15.95	$34.2	$—
Buy EUR sell MXN	15.88	$29.1	$0.3
Buy EUR sell SEK	9.47	$0.9	$—
Buy EUR sell USD	1.46	$15.2	$0.1
Buy GBP sell EUR	0.73	$3.6	$—
Buy INR sell USD	39.44	$6.5	$—
Buy KRW sell USD	935.00	$4.3	$—
Buy MYR sell EUR	4.81	$0.7	$—
Buy NOK sell EUR	7.97	$2.3	$—
Buy NZD sell EUR	1.90	$0.8	$—
Buy PLN sell EUR	3.61	$1.6	$—
Buy SEK sell EUR	9.47	$2.8	$—
Buy TWD sell EUR	46.71	$5.1	$(0.1)
Buy USD sell EUR	1.46	$55.2	$0.1
Buy USD sell TRY	1.19	$1.3	$—
Buy YEN sell EUR	166.00	$21.5	$0.4
Buy YEN sell USD	113.57	$9.3	$0.2

Total forward contracts		$202.3	$1.0

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Contract	Original Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At December 31, 2006
Buy SEK sell USD	6.87	$2.7	$—
Buy EUR sell USD	1.31	$1.0	$—
Buy GBP sell USD	1.96	$3.5	$—
Buy USD sell TRY	1.43	$2.5	$—
Buy JPY sell USD	118.57	$5.0	$—
Buy INR sell USD	44.54	$5.3	$—
Buy USD sell EUR	1.32	$26.3	$(0.1)
Buy NZD sell EUR	1.87	$0.7	$—
Buy TWD sell EUR	42.85	$5.0	$—
Buy NOK sell EUR	8.25	$2.0	$—
Buy DKK sell EUR	7.46	$1.4	$—
Buy PLN sell EUR	3.83	$1.4	$—
Buy USD sell EUR	1.32	$0.9	$—
Buy EUR sell USD	1.32	$10.5	$—
Buy MYR sell EUR	4.64	$0.7	$—
Buy JPY sell EUR	156.02	$17.6	$(0.1)
Buy USD sell EUR	1.32	$24.8	$(0.1)
Buy EUR sell SEK	9.05	$0.8	$—
Buy EUR sell GBP	0.67	$0.9	$—

Total forward contracts		$113.0	$(0.3)

All foreign subsidiaries excluding those operating in hyper-inflationary environments designate their local currencies as their functional currency. At year end, the total amount of cash held by foreign subsidiaries was $154.8 million, of which $8.4 million was maintained or invested in U.S. dollars.

12.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2005	2006	2007

Domestic	$166.0	$157.2	$154.3
Foreign	9.1	60.2	148.3

Total	$175.1	$217.4	$302.6

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes are as follows (in millions of dollars):

	Year Ended December 31,
	2005	2006	2007

Current:
Foreign	$34.1	$37.2	$47.7
Federal	26.2	54.5	46.4
State	5.3	5.9	7.1
Deferred:
Foreign	(14.9)	(11.5)	7.3
Federal	31.9	(11.6)	1.9
State	(0.6)	(0.2)	0.7

	$82.0	$74.3	$111.1

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended
	December 31,
	2006	2007

Deferred income tax assets:
Accruals not currently deductible	$44.7	$43.2
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	6.1	3.9
Depreciation/amortization	10.2	2.9
Deferred compensation plan	6.1	9.8
Deferred interest expense	5.4	5.6
Accrued state income taxes	4.8	5.7
Accrued vacation	0.3	0.2
Unrealized foreign exchange	—	—
Other	3.0	3.2

Gross deferred income tax assets	80.6	74.5
Less: valuation allowance	(6.2)	(1.7)

Net deferred income tax assets	$74.4	$72.8

Deferred income tax liabilities:
Intangible assets	$126.1	$125.4
Inventory deductibles	1.7	0.7
Unrealized foreign exchange	6.6	8.1
Other	6.0	6.1

Net deferred income tax liabilities	$140.4	$140.3

Net deferred tax accounts	$(66.0)	$(67.5)

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that the majority of our deferred tax assets will be realized because of the reversal of certain significant taxable temporary differences and anticipated future taxable income from operations.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, the Company’s deferred tax assets consisted primarily of foreign tax loss carryforwards and deferred expenses and were reduced by valuation allowances of $1.7 million. The foreign tax loss carryforwards of $3.9 million expire in varying amounts between 2008 and indefinitely. If tax benefits were recognized in the future through the reduction of the valuation allowance, $0.7 million of the benefits would be allocated to goodwill.

At December 31, 2007 the Company had approximately $80 million on unremitted earnings that was permanently re-invested in foreign subsidiaries. If these earnings were remitted, the result would be a net US tax benefit to the Company or approximately $2 million. Accordingly, deferred taxes were not provided for these unremitted earnings.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions of dollars):

	Year Ended December 31,
	2005	2006	2007
	(In millions)

Tax expense at United States statutory rate	$61.3	$76.1	$105.9
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	16.5	(3.7)	(0.1)
U.S. tax (benefit) on foreign income net of foreign tax credits	3.7	5.5	(8.7)
Increase (decrease) in valuation allowances	(14.5)	0.5	(2.9)
State taxes, net of federal benefit	3.6	3.8	4.8
Intercompany sale of branch	5.5	—	—
Extraterritorial income exclusion	(5.6)	(6.3)	—
Unrecognized tax benefits	—	—	7.1
Other	11.5	(1.6)	5.0

Total	$82.0	$74.3	$111.1

On January 1, 2007 the Company adopted the provisions of FIN 48. The Company’s adoption of the standard did not have a material impact on retained earnings.

As of December 31, 2007, the total amount of the unrecognized tax benefits, including related interest and penalties was $50.3 million. The unrecognized tax benefits relate to uncertainties from international transfer pricing issues, the deductibility of certain operating expenses in various jurisdictions, anticipated settlements in foreign tax audits and the expiration of the statute of limitations in several jurisdictions. If the total amount of unrecognized tax benefits was recognized, $32.9 million of unrecognized tax benefits, $8.0 million of interest and $3.1 million of penalties would impact the effective tax rate and $6.3 million of unrecognized tax benefits would impact goodwill.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2007, the Company recorded interest and penalties related to uncertain tax positions of $1 million and $0.4 million, respectively. As of December 31, 2007, total accrued interest and penalties were $8 million and $3.1 million respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes occurred in the amount of Unrecognized Tax Benefits (including related interest and penalties) during the year: (in millions)

Balance as of January 1, 2007	$42.1
Additions for current year tax positions	6.4
Additions for prior year tax positions	7.8
Reductions for prior year tax positions	(4.4)
Reductions for audit settlements	(0.7)
Reductions for the expiration of Statutes of Limitation	(0.9)

Balance as of December 31, 2007	$50.3

Unrecognized Tax Benefits (including related interest and penalties) increased $8.2 million during 2007. $1.2 million of that increase occurred as a result of foreign exchange fluctuations and was accounted for as a decrease to other comprehensive income.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $15 million within the next twelve months due to the expiration of statute of limitations, settlements of audits or resolution of administrative or judicial proceedings. Approximately $5 million of this possible reduction would be an increase to goodwill.

The Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2003.

13.	Restructuring Reserve

In July 2006, the Company initiated its realignment of its employee base as part of the first phase of its Realignment for Growth plan. The Company recorded $10.5 million and $1.8 million of professional fees, severance and related costs for the years ended December 31, 2006 and 2007, respectively. All such amounts were included in selling, general and administrative expenses.

During the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan and incurred approximately $4.0 million of professional fees, severance and related costs. The Company expects to complete its Realignment for Growth plan in 2008 and estimates that the corresponding severance and related cost that will be incurred in 2008 will be approximately $4.0 million to $6.0 million.

The following table summarizes the components of this reserve as of December 31, 2006 and 2007 (in millions):

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2005	$—	$—	$—	$—
Charges	7.2	0.2	3.1	10.5
Cash Payments	2.6		2.7	5.3

Balance as of December 31, 2006	$4.6	$0.2	0.4	5.2
Charges	4.2	0.3	1.3	5.8
Cash Payments	5.9	0.5	1.1	7.5

Balance as of December 31, 2007	$2.9	$—	$0.6	$3.5

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Event

On January 28, 2008, the Company issued a press release announcing that Mr. Peter Maslen, a Class III member of the board of directors, communicated his decision to retire from the board of directors effective as of the close of business on January 23, 2008. The Company also announced that the board of directors elected Mr. Hal Gaba to fill the vacancy created by Mr. Maslen’s retirement, effective as of the close of business on January 23, 2008.

On January 31, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per common share, for the fourth quarter, to shareholders of record effective February 29, 2008, payable on March 14, 2008.

15.	Quarterly Information (Unaudited)

	2006	2007
	(In millions, except per share data)

First Quarter Ended March 31
Net sales	$455.8	$508.1
Gross profit	364.4	400.8
Net income	38.7	41.2
Earnings per share
Basic	$0.55	$0.57
Diluted	$0.53	$0.55
Second Quarter Ended June 30
Net sales	$466.0	$530.1
Gross profit	373.3	418.7
Net income	36.3	48.1
Earnings per share
Basic	$0.51	$0.68
Diluted	$0.49	$0.65
Third Quarter Ended September 30
Net sales	$476.4	$529.5
Gross profit	379.2	423.7
Net income	26.5	48.3
Earnings per share
Basic	$0.37	$0.71
Diluted	$0.36	$0.67
Fourth Quarter Ended December 31
Net sales	$487.4	$578.1
Gross profit	388.2	464.2
Net income	41.6	53.8
Earnings per share
Basic	$0.58	$0.80
Diluted	$0.56	$0.77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE Ltd.

By:	/s/ RICHARD GOUDIS
Richard Goudis
Chief Financial Officer

Dated: February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 26, 2008

/s/ RICHARD GOUDIS Richard Goudis	Chief Financial Officer (Principal Financial Officer)	February 26, 2008

/s/ DAVID PEZZULLO David Pezzullo	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2008

/s/ LEROY BARNES Leroy Barnes	Director	February 26, 2008

/s/ RICHARD BERMINGHAM Richard Bermingham	Director	February 26, 2008

/s/ HAL GABA Hal Gaba	Director	February 26, 2008

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 26, 2008

/s/ VALERIA RICO Valeria Rico	Director	February 26, 2008

/s/ JOHN TARTOL John Tartol	Director	February 26, 2008

/s/ LEON WAISBEIN Leon Waisbein	Director	February 26, 2008