Form 10-K/A
period 2007-12-31
HERBALIFE LTD.
filed 2008-05-01
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 65,114,740 common shares outstanding as of April 28, 2008. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $2,542 million as of June 29, 2007, based upon the last reported sales price on the New York Stock Exchange on that date of $39.65.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2008 (the “Original Form 10-K”) to correct certain errant biographical information with respect to Gregory Probert, our former President and Chief Operating Officer, which, as previously disclosed in our Current Report on Form 8-K filed with the SEC on April 25, 2008, was only recently brought to the Company’s attention.

Part I, Item 1 and Part III, Item 10 of the Original Form 10-K are hereby amended and restated in their entirety as set forth in this Amendment to correct the errant biographical information with respect to Mr. Probert. In connection with the filing of this Amendment and pursuant to SEC rule 12b-15, we are filing as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer under Part IV, Item 15 hereof.

Other than those changes outlined above, there are no changes to the Original Form 10-K. This Amendment does not change our previously reported financial statements or the other disclosures contained in the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendments described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

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

Gregory Probert is President and Chief Operating Officer of the Company. Mr. Probert joined the Company in August 2003, after serving as President and CEO of DMX MUSIC for over 2 years. Mr. Probert joined DMX MUSIC after serving as Chief Operating Officer of planet Lingo, where he led the team that designed and built the company’s first product, an online conversational system for the $20 billion ESL market in Japan. Immediately prior to planet Lingo, Mr. Probert spent 12 years with The Walt Disney Company, where he most recently served as Executive Vice President for the $3.5 billion Buena Vista Home Entertainment worldwide business. Mr. Probert’s positions with The Walt Disney Company also included service as Executive Vice President of the International Home Video Division, Senior Vice President and Managing Director of Buena Vista Home Entertainment, Asia Pacific Region, based in Hong Kong, and Vice President Financial of Buena Vista International, Disney’s theatrical distribution arm, among others. Mr. Probert received his Bachelor of Arts from the University of Southern California.

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

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2007, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Amendment, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description	Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE Ltd.

By:	/s/ RICHARD GOUDIS
Richard Goudis
Chief Financial Officer

Dated: April 30, 2008