Form 10-Q
period 2008-03-31
HERBALIFE LTD.
filed 2008-05-01
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of registrant’s common shares outstanding as of April 28, 2008 was 65,114,740.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$191,146	$187,407
Receivables, net of allowance for doubtful accounts of $7,963 (2008) and $7,863 (2007)	74,105	58,729
Inventories, net	126,512	128,648
Prepaid expenses and other current assets	89,727	72,193
Deferred income taxes	41,366	40,119

Total current assets	522,856	487,096

Property, at cost, net of accumulated depreciation and amortization of $77,821 (2008) and $66,000 (2007)	135,724	121,027
Deferred compensation plan assets	18,986	19,315
Deferred financing costs, net of accumulated amortization of $925 (2008) and $807 (2007)	2,352	2,395
Marketing related intangibles	310,060	310,060
Goodwill	111,481	111,477
Other assets	16,439	15,873

Total assets	$1,117,898	$1,067,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,131	$35,377
Royalty overrides	126,654	127,227
Accrued compensation	47,309	54,067
Accrued expenses	136,445	114,083
Current portion of long-term debt	3,856	4,661
Advance sales deposits	18,424	11,599
Income taxes payable	30,035	28,604

Total current liabilities	395,854	375,618

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	329,855	360,491
Deferred compensation	19,978	20,233
Deferred income taxes	108,087	107,584
Other non-current liabilities	21,177	21,073

Total liabilities	874,951	884,999

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 65.0 million (2008) and 64.4 million (2007) shares issued and outstanding	130	129
Paid-in-capital in excess of par value	188,582	160,872
Accumulated other comprehensive loss	(3,909)	(3,947)
Retained earnings	58,144	25,190

Total shareholders’ equity	242,947	182,244

Total liabilities and shareholders’ equity	$1,117,898	$1,067,243

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$520,726	$437,993
Handling & freight income	83,711	70,106

Net sales	604,437	508,099
Cost of sales	117,666	107,283

Gross profit	486,771	400,816
Royalty overrides	212,720	180,260
Selling, general and administrative expenses	184,400	149,428

Operating income	89,651	71,128
Interest expense, net	3,791	2,204

Income before income taxes	85,860	68,924
Income taxes	23,493	27,744

NET INCOME	$62,367	$41,180

Earnings per share:
Basic	$0.97	$0.57
Diluted	$0.93	$0.55
Weighted average shares outstanding:
Basic	64,381	71,722
Diluted	67,200	74,943

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,367	$41,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,371	8,263
Stock-based compensation expense	5,133	3,482
Excess tax benefits from share-based payment arrangements	(10,709)	(1,321)
Amortization of discount and deferred financing costs	118	76
Deferred income taxes	(92)	3,951
Unrealized foreign exchange loss	1,926	2,474
Write-off of deferred financing costs and unamortized discounts	—	204
Other	556	887
Changes in operating assets and liabilities:
Receivables	(13,843)	3,025
Inventories	7,734	15,174
Prepaid expenses and other current assets	(16,482)	(10,312)
Other assets	(77)	(103)
Accounts payable	(3,182)	(13,441)
Royalty overrides	(4,156)	(12,858)
Accrued expenses and accrued compensation	4,965	(14,254)
Advance sales deposits	6,242	(4,350)
Income taxes payable	12,184	23,860
Deferred compensation liability	(255)	163

NET CASH PROVIDED BY OPERATING ACTIVITIES	$62,800	$46,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(23,931)	(9,060)
Proceeds from sale of property	—	36
Deferred compensation plan assets	330	(395)

NET CASH USED IN INVESTING ACTIVITIES	$(23,601)	$(9,419)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(32,099)	(31,301)
Dividends paid	(12,869)	—
Increase in deferred financing costs	(75)	—
Share repurchases	(17,668)	—
Proceeds from stock options exercised	12,553	976
Excess tax benefits from share-based payment arrangements	10,709	1,321

NET CASH USED IN FINANCING ACTIVITIES	$(39,449)	$(29,004)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,989	207

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,739	7,884
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,407	154,323

CASH AND CASH EQUIVALENTS, END OF PERIOD	$191,146	$162,207

CASH PAID FOR:
Interest	$4,976	$3,270

Income taxes	$11,411	$7,737

NON-CASH ACTIVITIES:
Acquisitions of property through capital leases	$657	$47

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Herbalife Ltd. (and together with its subsidiaries, “Herbalife” or the “Company”) is a leading global network marketing company that sells weight management, nutritional supplements, energy & fitness products and personal care products through a network of over 1.8 million independent distributors, except in China, where the Company currently sells its products through retail stores and an employed sales force. The Company reports revenue in five geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic; South America, which includes Brazil; EMEA, which includes Europe, the Middle East and Africa; and Asia Pacific, which includes Asia, New Zealand and Australia.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007. These unaudited consolidated financial statements should be read in conjunction with Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, or FSP FAS 157-2. FSP FAS 157-2 will delay the effective date of SFAS 157, Fair Value Measurement, or SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS 157-2 to its nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on the Company’s consolidated financial statements.

Adoption of New Accounting Standards

In September 2006, the FASB issued SFAS No. 157,which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, FAS 157-1, or FSP FAS 157-1. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. On January 1, 2008, the Company adopted the provisions of SFAS 157 related to its financial assets and liabilities, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 inputs are unobservable inputs for the asset or liability.

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Assets or liabilities that have recurring measurements and are measured at fair value are shown below:

Fair Value Measurements at Reporting Date Using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Financial Liabilities:
Forward exchange contracts	$(5.4)	$—	$(5.4)	$—
Interest rate swap	(2.5)	—	(2.5)	—

Total financial liabilities	$(7.9)	$—	$(7.9)	$—

In January 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments, and

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In January 2008, the Company adopted FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39, or FSP FIN 39-1. FSP FIN 39-1 modifies FIN No. 39, Offsetting of Amounts Related to Certain Contracts and permits companies to offset cash collateral receivables or payables with net derivative positions under certain circumstances. The adoption of FSP FIN 39-1 did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Long-Term Debt

Long-term debt consists of the following:

	As of
	March 31,	December 31,
	2008	2007
	(In millions)

Borrowings under senior credit facility	$326.7	$357.1
Capital leases	6.6	7.4
Other debt	0.4	0.7

Total	333.7	365.2
Less: current portion	3.8	4.7

Long-term portion	$329.9	$360.5

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders and replaced the $225.0 million senior secured credit facility, originally entered into on December 21, 2004. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%, and is available until July 21, 2012.

The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the new credit facility in July 2006, which are being amortized over the term of the new credit facility.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the new credit facility to fund the redemption of its 9 1/2% Notes due 2011 under the old credit facility. In September 2006, the Company prepaid $20.0 million of its new term loan borrowings. In March 2007, the Company made another prepayment of $29.5 million and expensed approximately $0.2 million of related unamortized deferred financing costs. As of March 31, 2008 and December 31, 2007, the amounts outstanding under the term loan were $148.0 million and $148.4 million, respectively.

In September 2007, the Company and its lenders amended the credit agreement governing the new credit facility, increasing the amount of its current revolving credit facility by an aggregate principal amount of $150.0 million to finance the increase in the share repurchase program (see Note 11 of the notes to unaudited

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

consolidated financial statements for further discussion on the share repurchase program). During 2007, the Company borrowed an aggregate amount of $293.7 million under the revolving credit facility to fund its share repurchase program and paid $85.0 million of the revolving credit facility. During the first quarter of 2008, the Company paid $30.0 million of the revolving credit facility. As of March 31, 2008 and December 31, 2007, the amounts outstanding under the revolving credit facility were $178.7 million and $208.7 million, respectively.

Through the course of conducting regular operations, certain vendors may require letters of credit to be issued in order to secure insurance policies or goods that are purchased. As of March 31, 2008 and December 31, 2007, the Company had no outstanding letters of credit.

4.	Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case was transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. On January 24, 2007, the Superior Court denied class certification of all claims, except for the claim under California law prohibiting “endless chain schemes.” That claim was granted California class certification, provided that class counsel is able to substitute in as a plaintiff a California resident with claims typical of the class. The Company believes that it has meritorious defenses to the suit.

Herbalife International and certain of its distributors were defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleged that certain telemarketing practices of certain Herbalife International distributors violated the Telephone Consumer Protection Act, or TCPA, and sought to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleged that several of Herbalife International’s distributors used pre-recorded telephone messages and faxes to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by the Company or its independent distributors, the Company and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement, the defendants collectively paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by the Company was previously fully reserved in the Company’s financial statements. The settlement received the final approval of the Court in January 2008.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

These matters may take several years to resolve, and the Company cannot be sure of their ultimate resolution. However, it is the opinion of management that adverse outcomes, if any, will not likely result in a material adverse effect on the Company’s financial condition and operating results. This opinion is based on the belief that any losses suffered in excess of amounts reserved would not be material, and that the Company has meritorious defenses. Although the Company has reserved an amount that the Company believes represents the most likely outcome of the resolution of these disputes, if the Company is incorrect in the assessment the Company may have to record additional expenses.

5.	Comprehensive Income

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In millions)

Net income	$62.4	$41.2
Unrealized loss on derivative instruments, net of tax	(0.9)	(0.1)
Foreign currency translation adjustment	1.0	(0.3)

Comprehensive income	$62.5	$40.8

6.	Segment Information

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In late 2007, the Company changed its geographic regions from seven to five regions as part of the Company’s on-going Realignment for Growth plan. These changes were intended to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in the Company’s high potential markets. Historical information presented related to the Company’s geographic regions has been reclassified to conform with its current geographic presentation. The Company’s reporting segment’s operating information and sales by product line are as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In millions)

Net Sales:
United States	$114.0	$99.7
Mexico	93.6	94.0
Others	396.8	314.4

Total Net Sales	$604.4	$508.1

Operating Margin(1):
United States	$47.2	$36.1
Mexico	38.8	36.2
Others	188.1	148.2

Total Operating Margin	$274.1	$220.5
Selling, general and administrative expenses	$184.4	$149.4
Interest expense, net	3.8	2.2

Income before income taxes	85.9	68.9
Income taxes	23.5	27.7

Net Income	$62.4	$41.2

	As of
	March 31,	December 31,
	2008	2007
	(In millions)

Total Assets:
United States	$675.6	$668.6
Mexico	67.8	62.3
Others	374.5	336.3

Total Assets	$1,117.9	$1,067.2

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

	Three Months Ended
	March 31,	March 31,
	2008	2007
	(In millions)

Net sales by product line:
Weight Management	$380.8	$320.7
Targeted Nutrition	125.6	103.0
Energy & Fitness	24.0	20.4
Outer Nutrition	40.2	36.4
Literature, promotional and other(2)	33.8	27.6

Total Net Sales	$604.4	$508.1

Net sales by geographic region:
North America(3)	$118.6	$104.5
Mexico & Central America(4)	97.6	95.9
South America(5)	102.0	60.9
EMEA(6)	158.0	143.2
Asia Pacific(7)	128.2	103.6

Total Net Sales	$604.4	$508.1

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada and Jamaica.

(4)	Consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic.

(5)	Includes Brazil.

(6)	Includes Europe, Middle East and Africa.

(7)	Includes Asia, New Zealand and Australia.

7.	Stock Based Compensation

The Company has five stock-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units. The Company’s stock compensation awards outstanding as of March 31, 2008 include stock options, stock appreciation rights, or SARS, and stock units.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the three months ended March 31, 2008 and 2007, stock-based compensation expenses amounted to $5.1 million and $3.5 million, respectively, and the related income tax benefits recognized in earnings amounted to $1.9 million and $1.2 million, respectively.

As of March 31, 2008, the total unrecognized compensation cost related to non-vested stock awards was $71.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

For the three months ended March 31, 2008 and 2007, excess tax benefits of $11.2 million and $1.3 million, respectively, were generated from option exercises.

The Company’s stock-based compensation plans provide for grants of stock options, SARS, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10% during the fourth year. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife.

In March 2008, the Company granted SARS with market conditions to its Chairman and Chief Executive Officer which will fully vest at the end of four years subject to his continued employment through that date and the achievement of certain conditions related to the market value of the Company’s common stock. The market conditions include targets for stock price appreciation of both a 10% and a 15% compound annual growth rate.

With the exception of awards with market conditions, the fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on the simple average of the average vesting period and the life of the award because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not historically paid regular cash dividends from inception to the first quarter of 2007. Dividends paid by the predecessor company in 2002 and prior and special

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

dividends paid in 2004 in connection with the Company’s initial public offering have been excluded from the calculation. Commencing in the second quarter of 2007, the board of directors approved a regular quarterly dividend program and the Company declared a $0.20 per share cash dividend for each of the consecutive four quarters. However, there is no guarantee that the board of directors will not terminate the quarterly dividend program.

There were no stock options granted during the three months ended March 31, 2008 and 2007. The following table summarizes the weighted average assumptions used in the calculation of fair market value for SARS and stock units granted during the three months ended March 31, 2008 and 2007:

			Incentive Plan		Independent Directors
	SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007

Expected volatility	39.48%	—	39.45%	—	39.73%	41.82%
Dividends yield	2.00%	—	zero	—	zero	zero
Expected term	5.8 years	—	2.7 years	—	3.0 years	3.0 years
Risk-free interest rate	2.56%	—	1.83%	—	2.49%	5.00%

The following tables summarize the activity under the stock-based compensation plans for the three months ended March 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2007	8,159	$20.80
Granted	1,486	45.88
Exercised	(1,009)	12.68
Forfeited	(25)	26.43

Outstanding at March 31, 2008	8,611	$26.07	7.0 years	$185.4

Exercisable at March 31, 2008	3,593	$17.49	5.8 years	$107.8

		Weighted Average	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Grant Date Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2007	273.9	$38.40	$10.5
Granted	398.5	44.76	17.8
Vested	(27.6)	32.67	(0.9)
Cancelled	(4.3)	39.13	(0.1)

Outstanding and nonvested at March 31, 2008	640.5	$42.60	$27.3

The weighted-average grant date per share fair value of stock awards granted during the three months ended March 31, 2008 and 2007 was $21.58 and $32.01, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2008 and 2007 was $32.9 million and $3.9 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 1 million common shares. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

8.	Income Taxes

As of March 31, 2008, the total amount of unrecognized tax benefits, related interest and penalties was $41.1 million, $8.5 million and $3.3 million, respectively. During the three months ended March 31, 2008, the Company recorded tax, interest and penalties related to uncertain tax positions of $0.7 million, $0.3 million and $1.5 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits was recognized, $34.7 million of unrecognized tax benefits, $8.5 million of interest and $3.3 million of penalties, would impact the effective tax rate and $6.4 million would result in an increase to goodwill.

During the three months ended March 31, 2008, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will terminate on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during the 2008 and 2009 years and a concessionary tax rate in China for the remaining years included in the holiday period.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at March 31, 2008 the maximum length of time over which the Company is hedging these exposures is less than two years.

Under its current credit facility, the Company is obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of March 31, 2008 and December 31, 2007, the hedge relationship qualified as an effective hedge under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes and the Company recorded the interest rate swap as a liability at fair value of $2.5 million and $1.4 million as of March 31, 2008 and December 31, 2007, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Foreign Currency Instruments

The Company also designates certain derivatives, such as foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward contracts are based on third-party bank quotes. As of March 31, 2008, all of the Company’s outstanding foreign exchange forward contracts have maturity dates of one year or less. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of March 31, 2008.

10.	Restructuring Reserve

In July 2006, the Company initiated its realignment of its employee base as part of the first phase of its Realignment for Growth plan and during the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan. The Company recorded $0.4 million and $1.5 million of professional fees, severance and related costs for the three months ended March 31, 2008 and 2007, respectively, related to the Realignment for Growth plan. All such amounts were included in selling, general and administrative expenses.

The Company expects to complete its Realignment for Growth plan in 2008 and estimates that the corresponding severance and related cost that will be incurred for the full 2008 fiscal year will be approximately $3.0 million to $5.0 million.

The following table summarizes the components of this reserve as of March 31, 2008 (in millions):

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2007	$2.9	$—	$0.6	$3.5
Charges	0.4	—	—	0.4
Cash payments	1.6	—	0.2	1.8

Balance as of March 31, 2008	$1.7	$—	$0.4	$2.1

11.	Shareholders’ Equity

Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. On January 31, 2008, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.9 million, for the fourth quarter of 2007 that was paid to shareholders of record on March 14, 2008.

Share Repurchases

On April 18, 2007, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant. On August 23, 2007, the Company’s board of directors approved an increase of $150 million to its previously authorized share repurchase program raising the total value of Company common shares authorized to be repurchased to $450 million. During the quarter ended March 31, 2008, the Company repurchased approximately 0.4 million of its common shares through open market purchases at an aggregate cost of $17.7 million or an average cost of $39.28 per share.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

12.	Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options and warrants.

The following are the share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007

Weighted average shares used in basic computations	64,381	71,722
Dilutive effect of exercise of options outstanding	2,497	2,972
Dilutive effect of warrants	322	249

Weighted average shares used in diluted computations	67,200	74,943

Options to purchase 1.5 million and 0.3 million common shares were outstanding during the three months ended March 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of a common share and therefore such options would be anti-dilutive.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Herbalife is a global network marketing company that sells weight management, nutritional supplements, energy & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.1 billion for the year ended December 31, 2007. As of March 31, 2008, we sell our products in 65 countries through a network of over 1.8 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 28-year operating history. Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd. and its subsidiaries.

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

The opportunities and challenges upon which we are most focused are: retailing of our products, recruitment and retention of distributors, improving distributor productivity, entering new markets, further penetrating existing markets including China, globalizing successful distributor methods of operation such as Nutrition Clubs, introducing new products, developing niche market segments and further investing in our infrastructure.

In late 2007, we changed our geographic regions from seven to five regions as part of our on-going Realignment for Growth plan. This updated regional structure allows us to better support the distributor leadership and enhance synergies within the regions. Under the new geographic regions, we report revenue from:

•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic;

•	South America, including Brazil;

•	EMEA, which includes Europe, the Middle East and Africa; and

•	Asia Pacific, which includes Asia, New Zealand and Australia.

Historical information presented in this Quarterly Report on Form 10-Q relating to our geographic regions has been reclassified to conform with our current geographic presentation.

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

	For the Three Months Ended March 31,
	2008	2007	% Change
	(Volume points in millions)

North America	178.1	162.2	9.8%
Mexico & Central America	154.7	154.8	(0.1)%
South America	112.2	83.1	35.0%
EMEA	137.1	140.4	(2.4)%
Asia Pacific	127.0	110.2	15.2%

Worldwide	709.1	650.7	9.0%

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

	For the Three Months Ended March 31,
	2008	2007	% Change

North America	9,010	9,008	0.0%
Mexico & Central America	7,644	7,181	6.4%
South America	12,491	8,877	40.7%
EMEA	6,533	7,642	(14.5)%
Asia Pacific (excluding China)	8,777	9,354	(6.2)%

Total New Supervisors	44,455	42,062	5.7%
New China Sales Employees	4,350	2,164	101.0%

Worldwide Total New Sales Leaders	48,805	44,226	10.4%

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

Supervisor Statistics (Excluding China)	2008	2007
	(In thousands)

January 1 total supervisors	451.6	400.6
January & February new supervisors	28.6	26.7
Demoted supervisors (did not requalify)	(167.7)	(135.9)
Other supervisors (resigned, etc)	(2.8)	(1.4)

End of February total supervisors	309.7	290.0

The distributor statistics below further highlight the calculation for retention.

Supervisor Retention (Excluding China)	2008	2007
	(In thousands)

Supervisors needed to requalify	284.0	236.2
Demoted supervisors (did not requalify)	(167.7)	(135.9)

Total requalified	116.3	100.3

Retention rate	41.0%	42.5%

The table below reflects the number of sales leaders as of February (subsequent to the annual re-qualification date) and supervisor retention rate by year and by region.

			Supervisor Retention
	Number of Sales Leaders		Rate
	2008	2007	2008	2007

North America	64,383	54,314	43.5%	43.1%
Mexico & Central America	62,418	62,683	44.4%	55.2%
South America	66,075	51,302	34.4%	32.9%
EMEA	59,446	64,862	46.6%	46.2%
Asia Pacific (excluding China)	57,355	56,871	34.3%	35.0%

Total Supervisors	309,677	290,032	41.0%	42.5%
China Sales Employees	25,294	8,759

Worldwide Total Sales Leaders	334,971	298,791

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

Presentation

“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “Net sales,” which reflect distribution allowances and handling and freight income, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with Generally Accepted Accounting Principles in the U.S., or GAAP. You should not consider retail sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward contracts to mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the three months ended March 31, 2008 increased 19.0% to $604.4 million from $508.1 million for the same period in 2007. The increase was primarily due to growth in several of the Company’s top countries including, the U.S., Venezuela, China, and Italy with increases of 14.3%, 299.6%, 111.5% and 29.7%, respectively, as compared to the same period in 2007. The increase in these countries reflects a robust supervisor base, the continued success of our distributors with various operating methods like the Nutrition Club DMO, Internet/Sampling DMO and Wellness Coach DMO, and distributor momentum from our recent sales extravaganzas. Overall, the appreciation of foreign currencies had a $36.3 million favorable impact on net sales for the three months ended March 31, 2008, representing 37.7% of the total net sales increase of $96.3 million.

Net income for the three months ended March 31, 2008 increased 51.5% to $62.4 million, or $0.93 per diluted share, compared to $41.2 million, or $0.55 per diluted share, for the same period in 2007. The increase was driven by revenue growth in many of our markets, expansion in operating profit margins, and a lower effective tax rate, partially offset by higher labor costs, sales events costs, advertising and promotion expenses and depreciation expense.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended
	March 31,	March 31,
	2008	2007

Operations:
Net sales	100.0%	100.0%
Cost of sales	19.5	21.1

Gross profit	80.5	78.9
Royalty overrides	35.2	35.5
Selling, general and administrative expenses	30.5	29.4

Operating income	14.8	14.0
Interest expense, net	0.6	0.4

Income before income taxes	14.2	13.6
Income taxes	3.9	5.5

Net income	10.3%	8.1%

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2008					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$189.5	$(90.2)	$99.3	$19.3	$118.6	$168.4	$(80.2)	$88.2	$16.3	$104.5	13.5%
Mexico & Central America	163.6	(80.0)	83.6	14.0	97.6	161.3	(78.4)	82.9	13.0	95.9	1.8%
South America	184.8	(95.2)	89.6	12.4	102.0	102.7	(49.4)	53.3	7.6	60.9	67.5%
EMEA	257.0	(124.2)	132.8	25.2	158.0	234.1	(112.7)	121.4	21.8	143.2	10.3%
Asia Pacific	198.9	(83.5)	115.4	12.8	128.2	164.7	(72.6)	92.1	11.5	103.6	23.7%

Worldwide	$993.8	$(473.1)	$520.7	$83.7	$604.4	$831.2	$(393.3)	$437.9	$70.2	$508.1	19.0%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of the product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the supervisor network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and supervisors who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

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

Our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. We expect to increase our spending in selling, general and administrative expenses to maintain or stimulate sales growth, while making strategic investments in new initiatives and in new markets. In addition, new ideas and DMOs are being generated in our regional markets and globalized where applicable, either by distributors, country management or corporate management. Examples of DMOs include the Nutrition Clubs in Mexico, the Total Plan in Brazil, the Wellness Coach in France and the Internet/Sampling in the U.S. Management’s

strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $118.6 million for the three months ended March 31, 2008. Net sales increased $14.1 million, or 13.5%, for the three months ended March 31, 2008, as compared to the same period in 2007. In local currency, net sales increased by 12.9% for the three months ended March 31, 2008, as compared to the same period in 2007. The fluctuation of foreign currency rates had a positive impact of $0.6 million on net sales for the three months ended March 31, 2008. The overall increase was a result of net sales growth in the U.S. of $14.3 million, or 14.3%, for the three months ended March 31, 2008, as compared to the same period in 2007.

The increase in net sales in North America was led by distributor momentum behind the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the emergence of the Weight Loss Challenge DMO and the Internet/Sampling DMO in the United States.

New supervisors in the region remained flat for the three months ended March 31, 2008, as compared to the same period in 2007. New supervisor growth in the United States was 1.3%.

We believe the fiscal year 2008 net sales in North America should continue to show year over year positive growth primarily as a result of continued momentum in the United States behind expansion of the club concept, Weight Loss Challenge and Internet/Sampling DMOs.

Mexico and Central America

The Mexico and Central America region reported net sales of $97.6 million for the three months ended March 31, 2008. Net sales increased $1.7 million, or 1.8%, for the three months ended March 31, 2008, as compared to the same period in 2007. In local currency, net sales decreased by 0.3% for the three months ended March 31, 2008, as compared to the same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $2.0 million on net sales for the three months ended March 31, 2008. Net sales in Mexico had a decline of $0.4 million, or 0.5% for the three months ended March 31, 2008, as compared to the same period in 2007.

New supervisors in the region increased 6.4% for the three months ended March 31, 2008, as compared to the same period in 2007. Mexico’s new supervisors increased by 5.7% for the three months ended March 31, 2008.

The focus of both the Mexico management team and distributor leadership in 2007 was to build a solid foundation for long-term growth including infrastructure enhancements and training. In the second quarter of 2008, we will sponsor the “Club of Club Challenges” as a catalyst for Nutrition Club growth and drive penetration deeper across the market.

We believe the fiscal year 2008 net sales in Mexico and Central America should show year over year positive growth as a result of infrastructure enhancements, and better trained distributors driving penetration across Mexico, and focusing on retailing and recruiting via the “Club of Clubs Challenge”.

South America

The South America region reported net sales of $102.0 million for the three months ended March 31, 2008. Net sales increased $41.1 million or 67.5% for the three months ended March 31, 2008, as compared to the same period in 2007. In local currency, net sales increased 54.2% for the three months ended March 31, 2008, as compared to the same period in 2007. The fluctuation of foreign currency rates had an $8.1 million favorable impact on net sales for the three months ended March 31, 2008. The increase was attributable to net sales increases in Brazil, Venezuela, Argentina and Peru.

New supervisors in the region increased 40.7% for the three months ended March 31, 2008, as compared to the same period in 2007. This was driven by new supervisor growth in Venezuela and Argentina, which increased 301.9% and 31.2%, respectively, offset by declines in decline in Brazil 29.7% and Colombia 10.4%.

In Brazil, the region’s largest market, net sales increased 7.1% for the three months ended March 31, 2008, as compared to the same period in 2007, demonstrating the market’s success in transitioning into a more balanced mix of recruiting, retailing and retention via the Nutrition Club DMO.

Venezuela, the region’s second largest market, experienced strong growth with net sales up 299.6% or $18.7 million for the three months ended March 31, 2008, as compared to the same period in 2007, reflecting strong distributor leadership focused on recruiting additional distributors and retailing metrics. This growth is consistent with the growth rates in the third and fourth quarters of 2007.

In February 2008, the South America region hosted extravaganza events in Argentina and Venezuela with over 20,000 distributors in attendance. In March 2008, the region hosted a Brazil northeast extravaganza in Fortaleza, Brazil.

We believe the fiscal year 2008 net sales in South America should continue to show year over year positive growth primarily as a result of continued momentum in Venezuela and other key South America markets coupled with modest growth in Brazil.

EMEA

The EMEA region reported net sales of $158.0 million for the three months ended March 31, 2008. Net sales increased $14.8 million, or 10.3%, for the three months ended March 31, 2008, as compared to the same period in 2007. In local currency, net sales decreased 1.7% for the three months ended March 31, 2008, as compared to the same period in 2007. The fluctuation of foreign currency rates had a favorable impact on net sales of $17.3 million for the three months ended March 31, 2008.

Among the largest markets in the region, Spain, France and Italy, reported net sales increases of 30.2%, 26.3% and 29.7%, respectively, as compared to the same period in 2007. Germany net sales declined 17.5% as it transitions to daily consumption models including Nutrition Clubs, while sales in the Netherlands remained flat compared to the same period in 2007. Growth in these western markets has been driven by the Wellness Coach DMO along with adoption of the Internet/Sampling DMO. In addition, Eastern European countries have shown signs of potential long-term growth including a net sales increase in Russia of 64.6% driven by adoption of the Nutrition Club concept in the form of a Breakfast Club DMO.

For the three months ended March 31, 2008, new supervisors for the region decreased 14.5%, with gains in Spain, France, and Italy which were up 16.2%, 10.8%, and 20.7% respectively, offsetting declines in Germany and the Netherlands of 55.6% and 6.6%, respectively.

In April and May 2008, EMEA will host a series of Spring Spectaculars and Leadership Development Weekends in local markets across the region.

We expect 2008 net sales to have modest gains driven by continued momentum in key western markets and with eastern markets building momentum as we continue to develop and implement strategies for growth.

Asia Pacific

The Asia Pacific region reported net sales of $128.2 million for the three months ended March 31, 2008. Net sales increased $24.6 million, or 23.7%, for the three months ended March 31, 2008, as compared to the same period in 2007. In local currency, net sales increased 15.7% for the three months ended March 31, 2008, as compared to same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $8.4 million on net sales for the three months ended March 31, 2008. The increase in net sales in Asia Pacific was attributable to the increases in our four largest markets, Taiwan, China, Japan and South Korea.

Net sales in Taiwan, our largest market in the region, increased $3.9 million, or 14.8%, for the three months ended March 31 2008, as compared to the same period in 2007. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, has fueled growth in this country.

Net sales in China increased $12.9 million, or 111.5%, for three months ended March 31, 2008, as compared to the same period in 2007. As of March 31, 2008, we are operating 88 stores in China across 29 Chinese provinces, an increase of 26 stores from March 31, 2007 and a reduction of 2 stores from December 31, 2007 reflecting the refinement in the Company’s real estate strategy.

Net sales in Japan, our third largest market in the region, increased $2.0 million, or 10.4%, for the three months ended March 31, 2008, as compared to the same period in 2007 driven by the Internet/Sampling DMO.

Net sales in South Korea increased $0.9 million, or 6.2%, for the three months ended March 31, 2008, as compared to the same period in 2007 from enhanced retailing and recruiting.

New supervisors in the region excluding China decreased 6.2% for the three months ended March 31, 2008, as compared to the same period in 2007. New supervisors for Taiwan decreased 1.0%, while new supervisors for Japan and South Korea increased 1.0% and 11.1%, respectively.

In March 2008, Herbalife hosted its annual global Herbalife Honors event in Singapore, where President Team members from around the world met and shared best practices and where Herbalife management gave distributors approximately $34 million in Mark Hughes bonus awards related to 2007. Herbalife is the sponsor of the Los Angeles Galaxy’s Asia tour, where the team played exhibition games in March in Hong Kong, Seoul, Korea and Shanghai, China.

We believe the fiscal year 2008 net sales in Asia Pacific should continue to show positive year over year growth, primarily as a result of the expansion of our direct selling business in China along with the continued growth in Taiwan and improving business trends in Japan.

Sales by Product Category

	Three Months Ended March 31,
	2008					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

Weight Management	$644.3	$(317.8)	$326.5	$54.3	$380.8	$540.2	$(265.1)	$275.1	$45.6	$320.7	18.7%
Targeted Nutrition	212.6	(104.9)	107.7	17.9	125.6	173.5	(85.2)	88.3	14.7	103.0	21.9%
Energy and Fitness	40.6	(20.0)	20.6	3.4	24.0	34.4	(16.9)	17.5	2.9	20.4	17.6%
Outer Nutrition	68.1	(33.6)	34.5	5.7	40.2	61.3	(30.1)	31.2	5.2	36.4	10.4%
Literature, Promotional and Other	28.2	3.2	31.4	2.4	33.8	21.8	4.0	25.8	1.8	27.6	22.5%

Total	$993.8	$(473.1)	$520.7	$83.7	$604.4	$831.2	$(393.3)	$437.9	$70.2	$508.1	19.0%

Our emphasis on the science of weight management, energy and nutrition has resulted in product introductions such as Niteworks® and Garden 7®, Best Defense®, Liftoff®, H3Otm and a new Kids Line. Due to the launch of these products together with the continued positive sales momentum discussed above, net sales of weight management products, targeted nutrition products and energy and fitness products increased for the three months ended March 31, 2008, as compared to the same period in 2007. The increase in Outer Nutrition was primarily driven by higher sales of our Anti-Aging line for the three months ended March 31, 2008, as compared to the same period in 2007. We expect growth rates within our product categories to vary from time to time as we launch new products.

Gross Profit

Gross profit was $486.8 million for the three months ended March 31, 2008, as compared to $400.8 million for the same period in 2007. As a percentage of net sales, gross profit for the three months ended March 31, 2008 increased to 80.5% as compared to 78.9% for the same period in 2007. The increase in gross profit percentage in the first quarter of 2008 was primarily due to foreign exchange fluctuations. Also contributing to the increase were higher freight and excise taxes in certain countries during the three months ended March 31, 2007. Generally, gross profit percentages do not vary significantly as a percentage of net sales other than due to product or country mix, ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. We are experiencing ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting current global economic trends. We believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides as a percentage of net sales was 35.2% for the three months ended March 31, 2008, as compared to 35.5% in the same period of 2007. The decrease for the three months ended March 31, 2008 was primarily due to changes in the mix of products and countries, and the increase in sales in China where compensation to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marking plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Due to the structure of our global compensation plan, we expect to see slight fluctuations in royalty overrides as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales was 30.5% for the three months ended March 31, 2008, as compared to 29.4% for the same period of 2007.

For the three months ended March 31, 2008, selling, general and administrative expenses increased $35.0 million to $184.4 million from $149.4 million for the same period in 2007. The increase included $12.7 million in higher salaries and benefits due primarily to normal merit increases and higher compensation costs associated with full-time employee sales representatives in China, $5.8 million higher distributor sales events costs, $3.0 million increase in non-income tax expenses, $2.4 million in higher advertising and promotion expenses and $2.1 million in higher depreciation and amortization related mostly to the development of our technology infrastructure and the expansion and relocation to new facilities. The increases were partially offset by $2.0 million lower foreign exchange losses and $1.5 million lower professional fees.

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

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
	March 31,	March 31,
Net Interest Expense	2008	2007
	(Dollars in millions)

Interest expense	5.5	3.6
Interest income	(1.7)	(1.4)

Net interest expense	$3.8	$2.2

The increase in interest expense for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to the higher balance of long term borrowings, partially offset by lower interest rates, in 2008 as compared to 2007. See “Liquidity and Capital Resources” below for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $23.5 million for the three months ended March 31, 2008, as compared to $27.7 million for the same period in 2007. As a percentage of pre-tax income, the effective income tax rate was 27.4% for the three months ended March 31, 2008, as compared to 40.2% for the same period in 2007. The decrease in the effective tax rate for the three months ended March 31, 2008, as compared to the same period in 2007, was primarily due to a decrease in the operating effective tax rate reflecting country mix, the tax holiday in China coupled with the favorable impact of our global entity structuring and planning contrasting with an increase in unrecognized tax benefits during the quarter ended March 31, 2007.

Restructuring Costs

In July 2006, the Company initiated its realignment of its employee base as part of the first phase of its Realignment for Growth plan and during the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan. The Company recorded $0.4 million and $1.5 million of professional fees, severance and related costs for the three months ended March 31, 2008 and 2007, respectively, related to the realignment plan. All such amounts were included in selling, general and administrative expenses.

The Company expects to complete its Realignment for Growth plan in 2008 and estimates that the corresponding severance and related cost that will be incurred for the full fiscal 2008 year will be approximately $3.0 million to $5.0 million.

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

For the three months ended March 31, 2008, we generated $62.8 million of operating cash flow, as compared to $46.1 million for the same period in 2007. The increase in cash generated from operations was primarily due to an increase in operating income of $18.5 million driven by a 19.0% growth in net sales for the three months ended March 31, 2008 compared to the same period in 2007.

Capital expenditures, including capital leases, for the three months ended March 31, 2008 were $24.6 million, as compared to $9.1 million for the same period in 2007. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. We expect to incur capital expenditures of approximately $95.1 million in 2008.

We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. In March 2007, we made a prepayment of $29.5 million on our term loan borrowings. In September 2007, the credit agreement was amended increasing the revolving credit facility by $150.0 million to fund the increase in the share repurchase program. During 2007, we borrowed an aggregate amount of $293.7 million under the revolving credit facility to fund our share repurchase program and paid $85.0 million of the revolving credit facility. During the first quarter of 2008, the Company paid $30.0 million of the revolving credit facility.

The following summarizes our contractual obligations including interest at March 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2013 &
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in millions)

Borrowings under the senior credit facility	$390.3	$11.3	$14.9	$14.8	$14.8	$190.3	$144.2
Capital leases	6.9	2.3	2.1	1.0	0.7	0.7	0.1
Operating leases	132.1	25.8	27.1	20.7	13.2	11.2	34.1
Other	17.0	2.7	4.9	4.7	4.7	—	—

Total	$546.3	$42.1	$49.0	$41.2	$33.4	$202.2	$178.4

Off Balance Sheet Arrangements

At March 31, 2008 and December 31, 2007, we had no material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Share Repurchases

On April 18, 2007, our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million, raising the total value of our common shares authorized to be repurchased to $450 million. During 2007, we repurchased approximately 9.1 million common shares through open market purchases at an aggregate cost of $365.8 million, or an average cost of $40.39 per share. During the first quarter 2008, we repurchased approximately 0.4 million common shares through open market purchases at an aggregate cost of $17.7 million, or an average cost of $39.28 per share.

Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. The aggregate amount of dividends paid and declared during fiscal year 2007 was $41.5 million. On January 31, 2008, our board of directors approved a quarterly cash dividend of $0.20 per common share or $12.9 million, for the fourth quarter of 2007 that was paid to shareholders of record on March 14, 2008.

Working Capital and Operating Activities

As of March 31, 2008 and December 31, 2007, we had positive working capital of $127.0 million and $111.5 million, respectively. Cash and cash equivalents were $191.1 million at March 31, 2008, compared to $187.4 million at December 31, 2007.

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

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part 1, Item 3 — Quantitative and Qualitative Disclosures about Market Risks.

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

At March 31, 2008, Herbalife Venezuela had cash balances of approximately $33.0 million, primarily denominated in bolivars. During 2008, Herbalife Venezuela expects to convert its bolivars to US dollars using the official foreign exchange rate for some of its imports and dividends. As a result, we continue to use the official foreign exchange rate to translate the financial statements of Herbalife Venezuela into US dollars. We continue to monitor the political and economic environment in Venezuela and any potential changes which may affect our operations or our ability to repatriate cash. Herbalife Venezuela’s net sales represented less than 5% of consolidated worldwide net sales for the three months ended March 31, 2008.

Contingencies

We are from time to time engaged in routine litigation. We regularly review all pending litigation matters in which we are involved and establish reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case was transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. On January 24, 2007, the Superior Court denied class certification of all claims, except for the claim under California law prohibiting “endless chain schemes.” That claim was granted California-only class certification, provided that class counsel is able to substitute in as a plaintiff a California resident with claims typical of the class. We believe that we have meritorious defenses to the suit.

Herbalife International and certain of its distributors were defendants in a class action lawsuit filed July 16, 2003, in the Circuit Court of Ohio County in the State of West Virginia (Mey v. Herbalife International, Inc., et al). The complaint alleged that certain telemarketing practices of certain Herbalife International distributors violated the Telephone Consumer Protection Act, or TCPA, and sought to hold Herbalife International vicariously liable for the practices of its independent distributors. More specifically, the plaintiffs’ complaint alleged that several of Herbalife International’s distributors used pre-recorded telephone messages and faxes to contact prospective customers in violation of the TCPA’s prohibition of such practices. Without in any way acknowledging liability or wrongdoing by us or our independent distributors, we and the other defendants have reached a binding settlement with the plaintiffs. Under the terms of the settlement, the defendants collectively paid $7 million into a fund to be distributed to qualifying class members. The relevant amount paid by us was previously fully reserved in our financial statements. The settlement received the final approval of the Court in January 2008.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 65 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.8% and 0.9% of retail sales for the three months ended March 31, 2008 and 2007, respectively. No material changes in estimates have been recognized for the three months ended March 31, 2008 and 2007.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $11.5 million and $12.0 million as of March 31, 2008 and December 31, 2007, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of March 31, 2008 and December 31, 2007 we had goodwill of approximately $111.5 million and marketing franchise of $310.0 million. No goodwill impairment was needed during the three months ended March 31, 2008.

Contingencies are accounted for in accordance with SFAS No. 5, Accounting for Contingencies, or SFAS 5. SFAS 5 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, or SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of our common shares and, due to the limited period of public trading data for our common shares, it is also validated against the volatility of a company peer group. The expected life of awards is based on observed historical exercise patterns, which can vary over time. As stock-based compensation expense recognized in the Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We account for uncertain tax positions in accordance with FIN 48, Income taxes, or FIN 48. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the adoption of FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, or FSP FAS 157-2. FSP FAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 157-2 on our consolidated financial statements.

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

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

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, or OCI, and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

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

Foreign exchange forward contracts are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the subsidiary’s operating results. The fair value of forward contracts is based on third-party bank quotes. All of our foreign exchange forward contracts have a maturity of one year or less as of March 31, 2008.

The following table provides information about the details of our foreign exchange forward contracts as of March 31, 2008:

	Average
	Contract	Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At March 31, 2008
Buy EUR sell MXN	16.98	$60.4	$(0.3)
Buy SEK sell EUR	9.40	$2.6	$—
Buy GBP sell EUR	0.79	$3.5	$—
Buy MYR sell EUR	5.04	$0.7	$—
Buy NZD sell EUR	1.97	$0.8	$—
Buy DKK sell EUR	7.46	$1.7	$—
Buy PLN sell EUR	3.53	$0.2	$—
Buy NOK sell EUR	8.03	$2.4	$—
Buy YEN sell EUR	156.87	$24.2	$—
Buy TWD sell EUR	47.02	$5.3	$(0.1)
Buy EUR sell USD	1.57	$15.2	$0.1
Buy BRL sell USD	1.74	$6.9	$—
Buy KRW sell USD	990.50	$2.5	$—
Buy INR sell USD	40.02	$6.5	$—
Buy USD sell EUR	1.53	$165.1	$(4.4)
Buy USD sell JPY	98.92	$27.4	$(0.1)
Buy USD sell MXN	10.96	$128.3	$(0.6)

Total forward contracts		$453.7	$(5.4)

All our foreign subsidiaries, excluding those operating in hyper-inflationary environments, designate their local currencies as their functional currency. At March 31, 2008 and December 31, 2007, the total amount of our foreign subsidiary cash was $174.7 million and $154.8 million, respectively, of which $7.6 million and $8.4 million, respectively, was invested in U.S. dollars.

Interest Rate Risk

As of March 31, 2008, the aggregate annual maturities of the senior secured credit facility entered into on July 2006, as amended, were: 2008-$1.1 million; 2009-$1.5 million; 2010-$1.5 million; 2011-$1.5 million; 2012-$180.2 million and $140.9 million thereafter. The fair value of the senior secured credit facility approximates its carrying value of $326.7 million as of March 31, 2008 and $357.1 million as of December 31, 2007. The senior secured credit facility bears a variable interest rate, and on March 31, 2008 and December 31, 2007, the average interest rate was 4.07% and 6.26%, respectively.

Under our senior secured credit facility, we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount is scheduled to be reduced by $20 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2007 the swap notional amount was reduced to $100.0 million as scheduled. As of March 31, 2008, the swap notional amount was $100.0 million. As of March 31, 2008 and December 31, 2007, we recorded the interest rate swap as a liability at fair value of $2.5 million and $1.4 million, respectively, with the offsetting amounts recorded in other comprehensive income.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	loss or departure of any member of our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

•	risks associated with operating internationally, including foreign exchange and devaluation risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and similar tax regulations;

•	taxation relating to our distributors;

•	product liability claims; and

•	whether we will purchase any of our shares in the open markets or otherwise.

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes.

Forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

See discussion under Note 4 to the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

On September 20, 2007, the Company was orally advised by the Los Angeles Regional Office of the Securities and Exchange Commission, or the SEC, that the SEC had issued a formal order of investigation into the timing of trading in Herbalife securities by a former mid-level employee. The Company does not believe these trades involve the Company itself. In addition, on November 1, 2007, the Company received a voluntary request for the production of documents from the staff of the Los Angeles Regional Office of the SEC regarding the extent of personal use of Herbalife products by the Company’s distributors and the Company’s related policies and procedures. The SEC has advised the Company that its inquiry should not be construed as an adverse reflection on any person, the Company or its common shares, or as an indication from the SEC or its staff that any violation of law has occurred. The Company is cooperating fully with the staff of the SEC in these matters.

Item 1.a	RISK FACTORS

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through over 1.8 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our over 1.8 million independent distributors, we had approximately 351,000 sales leaders as of March 31, 2008. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

Since we cannot exert the same level of influence or control over our independent distributors as we could were they our own employees, our distributors could fail to comply with our distributor policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

Excluding our China sales employees, our distributors are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if distributors were our own employees. As a result, there can be no assurance that our distributors will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our distributor policies and procedures.

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

From time to time we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We understand that such materials are undergoing review by regulators in certain markets. In the course of one such inquiry the Spanish Ministry of Health elected to issue a press release to inform the public of their on-going inquiry and dialogue with our Company. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.

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

In April, 2006, the FTC issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated all sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its proposed form, could have adversely impacted our U.S. business. On March 18, 2008, the FTC issued a revised proposed rule and, as indicated in the announcement accompanying the proposed rule, the revised proposal does not attempt to cover multilevel marketing companies such as Herbalife. If the revised rule were implemented as it is now proposed, we believe that it would not significantly impact our U.S. business. Based on information currently available, we anticipate that the rule may require a year or more to become final.

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. For example, during the third quarter of 1995, we received inquiries from certain governmental agencies within Germany and Portugal regarding our product, Thermojetics® Instant Herbal Beverage, relating to the caffeine content of the product and the status of the product as an “instant tea,” which was disfavored by regulators, versus a “beverage.” Although we initially suspended the product sale in Germany and Portugal at the request of the regulators, we successfully reintroduced it once regulatory issues were satisfactorily resolved. In another example, during the second quarter of 2008 the Spanish Ministry of Health issued a press release informing the public of its on-going inquiry into the safety of our Company’s products sold in Spain. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on sales.

On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. The final rule and the interim final rule became effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Herbalife has until June 25, 2008 to comply with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Suzhou, China facility. With respect to dietary supplements sold in the United States produced for Herbalife by contract manufacturers who have over 500 employees they must be compliant with the FDA’s final cGMP rules by June 2009, and with respect to dietary supplements sold by Herbalife in the United States that are produced by contract manufacturers having fewer than 20 employees, they must be compliant with the FDA’s final cGMP rule by June 2010. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. The final rule differs from the FDA’s 2003 proposed rule as it does not contain language regarding the regulatory status of excipients and other ingredients that are not “dietary ingredients.” Instead, the final rule relies on a requirement to comply with all other relevant regulations. Further, the final rule does not call for any specific finished product testing program nor does it require 100% testing of all finished products. Instead the final rule calls for a “scientifically valid system” for ensuring that finished products meet all specifications. Although we, in consultation with experts in the field, are currently evaluating the likely impact of the final rule and the interim final rule on our business and the contract manufacturers we utilize to manufacture our products, it is likely that the final cGMP rules will result in additional costs and possibly the need to seek alternate suppliers.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $39,500 as of March 31, 2008) per purported violation as well as costs of the trial. For the year ended December 31, 2007, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

We learned on November 5, 2007 that Barry Minkow of the Fraud Discovery Institute had published a letter, dated October 29, 2007, to certain officials of the government of the People’s Republic of China. The letter includes numerous allegations of allegedly wrongful conduct by Herbalife and its employees in China and elsewhere. Mr. Minkow’s letter attacks, among other things, our business practices in China as illegal under Chinese law. Contrary to the allegations in the letter, we have acted in a responsible manner with regard to our business plans in China including retaining knowledgeable Chinese counsel to assist it in complying with Chinese law. In connection with our application for our direct selling license in China, our plan and methods for business in China were reviewed by members of the state and provincial governments of China and an initial license was granted in March 2007 and a subsequent expansion of that license was granted in July 2007. In addition, we have designed and implemented systems and financial and operational controls intended to ensure compliance with applicable law. Mr. Minkow has subsequently published additional allegations regarding the Company, the Company’s senior management team, and the Company’s business practices in China and elsewhere. We believe that our plan and methods for business in China and elsewhere are in compliance with applicable law and we believe that the alleged misrepresentations from the Company’s senior management team are unfounded, without basis or substantiation, and do not constitute misrepresentations.

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

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate to pay for imported products. Unless our ability to obtain U.S. dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may need to obtain U.S. dollars from non-government sources where the exchange rate is weaker than the official rate.

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

Recently, China enacted a labor contract law which is expected to become effective in 2008. We are reviewing the new law to determine what changes, if any, will be required in our employment contracts and contractual relations with our employees, which include certain of our salespersons. There is no guarantee that the new law will not adversely impact us, force us to change our treatment of our distributor employees, or cause us to change our operating plan for China.

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

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase Herbalife products. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and distributor retention in existing markets will be successful. If we are unable to continue to expand into new markets or further penetrate existing markets, our operating results would suffer.

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

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 27.0%, 28.4% and 30% of retail sales for the fiscal years ended December 31, 2005, 2006 and 2007, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results would be harmed.

We depend on the continued services of our Chairman and Chief Executive Officer, Michael O. Johnson, and our current senior management team as they work closely with the senior distributor leadership to create an environment of inspiration, motivation and entrepreneurial business success. Although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could adversely impact our distributor relations and operating results. If any of these executives do not remain with us, our business could suffer. Also, the loss of key personnel, including our regional and country managers, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

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

Our products consist of herbs, vitamins and minerals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $10 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, and by the Companies Law (2007 Revision) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

The following is a summary of our repurchases of common shares during the three months ended March 31, 2008:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

January 1 — January 31	449,400	$39.28	449,400	$66,815,828
February 1 — February 29	—	—	—	$66,815,828
March 1 — March 31	—	—	—	$66,815,828

Total	449,400	$39.28	449,400	$66,815,828

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.10		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.11#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.12#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.13#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.14#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.15#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.16#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.18		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.19		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.20		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.21		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.22		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

Exhibit
Number		Description	Reference

10.23		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.24#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.25		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.26		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.27		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.28#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.29#	Form of Stock Bonus Award Agreement	(e)
10	.30#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)
10	.31#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)
10	.32#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)
10.33		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)
10	.34#	Independent Directors Deferred Compensation and Stock Unit Plan	(i)
10	.35#	Independent Directors Stock Unit Award Agreement	(i)
10	.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)
10	.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)
10	.38#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(k)
10	.39#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(k)
10	.40#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(l)
10	.41#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(m)
10	.42#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(m)
10	.43#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(n)
10	.44#	Summary of Board Committee Compensation	(o)
10.45		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10.46		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10	.47#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(p)

Exhibit
Number		Description	Reference

10	.48#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(q)
10	.49#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.50#	Stock Unit Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(q)
10	.51#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.52#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated July 31, 2003	(q)
10	.53#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated September 1, 2004	(q)
10	.54#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated December 1, 2004	(q)
10	.55#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated April 27, 2005	(q)
10	.56#	Second Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 6, 2003	(q)
10	.57#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(q)
10	.58#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(q)
10	.59#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(q)
10	.60#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.61#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.62#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(r)
10	.63#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(r)
10	.64#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(r)
10	.65#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(r)
10	.66#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(s)
10	.67#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(s)
10	.68#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman	(s)
10	.69#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman	(s)
10	.70#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s)
10	.71#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s)

Exhibit
Number		Description	Reference

10.72		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)
10.73		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)
10.74		Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10.75		Herbalife Ltd. Employee Stock Purchase Plan	(u)
10.76		Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.77#	Employment Agreement dated as of April 1, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(v)
10	.78#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.79#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.80#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.81#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(w)
10	.82#	Stock Unit Award Agreement by and between Herbalife Ltd. and Gregory L. Probert, dated April 4, 2008.	(w)
10	.83#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Gregory L. Probert, dated April 4, 2008.	(w)
10	.84#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Gregory L. Probert, dated April 4, 2008.	(w)
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(j)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on December 20, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on May 5, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(q)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(u)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Dated: April 30, 2008