Form 10-Q
period 2008-06-30
HERBALIFE LTD.
filed 2008-08-05
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Number of shares of registrant’s common shares outstanding as of July 31, 2008 was 63,681,162

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$162,386	$187,407
Receivables, net of allowance for doubtful accounts of $8,307 (2008) and $7,863 (2007)	74,154	58,729
Inventories, net	132,956	128,648
Prepaid expenses and other current assets	103,370	72,193
Deferred income taxes	40,280	40,119

Total current assets	513,146	487,096

Property, at cost, net of accumulated depreciation and amortization of $87,884 (2008) and $66,000 (2007)	149,148	121,027
Deferred compensation plan assets	19,052	19,315
Deferred financing costs, net of accumulated amortization of $1,045 (2008) and $807 (2007)	2,232	2,395
Marketing related intangibles	310,060	310,060
Goodwill	111,312	111,477
Other assets	26,741	15,873

Total assets	$1,131,691	$1,067,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,941	$35,377
Royalty overrides	128,736	127,227
Accrued compensation	49,843	54,067
Accrued expenses	122,407	114,083
Current portion of long-term debt	13,592	4,661
Advance sales deposits	27,843	11,599
Income taxes payable	10,342	28,604

Total current liabilities	395,704	375,618

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	357,259	360,491
Deferred compensation	20,236	20,233
Deferred income taxes	107,823	107,584
Other non-current liabilities	20,862	21,073

Total liabilities	901,884	884,999

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 63.7 million (2008) and 64.4 million (2007) shares issued and outstanding	127	129
Paid-in-capital in excess of par value	192,360	160,872
Accumulated other comprehensive loss	(3,796)	(3,947)
Retained earnings	41,116	25,190

Total shareholders’ equity	229,807	182,244

Total liabilities and shareholders’ equity	$1,131,691	$1,067,243

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$550,676	$456,907	$1,071,402	$894,900
Handling & freight income	89,024	73,193	172,735	143,299

Net sales	639,700	530,100	1,244,137	1,038,199
Cost of sales	128,049	111,361	245,715	218,644

Gross profit	511,651	418,739	998,422	819,555
Royalty overrides	215,300	188,509	428,020	368,769
Selling, general & administrative expenses	203,113	152,157	387,513	301,585

Operating income	93,238	78,073	182,889	149,201
Interest expense, net	3,167	2,274	6,957	4,478

Income before income taxes	90,071	75,799	175,932	144,723
Income taxes	22,991	27,690	46,485	55,434

NET INCOME	$67,080	$48,109	$129,447	$89,289

Earnings per share:
Basic	$1.04	$0.68	$2.01	$1.25
Diluted	$1.01	$0.65	$1.94	$1.20
Weighted average shares outstanding:
Basic	64,282	70,616	64,301	71,180
Diluted	66,110	73,990	66,559	74,491

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$129,447	$89,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,244	17,046
Stock-based compensation expense	8,721	6,624
Excess tax benefits from share-based payment arrangements	(12,878)	(5,201)
Amortization of discount and deferred financing costs	238	145
Deferred income taxes	586	(596)
Unrealized foreign exchange gain	(2,876)	(1,464)
Write-off of deferred financing costs and unamortized discounts	—	204
Other	737	71
Changes in operating assets and liabilities:
Receivables	(12,719)	3,771
Inventories	3,166	23,740
Prepaid expenses and other current assets	(24,109)	(28,384)
Other assets	(591)	(154)
Accounts payable	6,280	(5,343)
Royalty overrides	(2,821)	(5,900)
Accrued expenses and accrued compensation	(4,949)	6,728
Advance sales deposits	15,702	(432)
Income taxes payable	(4,314)	25,193
Deferred compensation liability	4	2,440

NET CASH PROVIDED BY OPERATING ACTIVITIES	121,868	127,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property	(37,590)	(20,713)
Proceeds from sale of property	27	65
Deferred compensation plan assets	263	(1,108)

NET CASH USED IN INVESTING ACTIVITIES	(37,300)	(21,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from long-term debt	40,000	100,432
Principal payments on long-term debt	(61,603)	(71,990)
Dividends paid	(25,586)	(14,379)
Share repurchases	(94,193)	(138,863)
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	15,609	3,672
Excess tax benefits from share-based payment arrangements	12,878	5,201

NET CASH USED IN FINANCING ACTIVITIES	(112,895)	(115,927)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,306	2,627

NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,021)	(7,279)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	187,407	154,323

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$162,386	$147,044

CASH PAID FOR:
Interest	$9,535	$6,643

Income taxes	$46,501	$38,837

NON-CASH ACTIVITIES:
Assets acquired under capital leases and other long-term debt	$27,295	$1,911

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

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of June 30, 2008, and for the three and six months ended June 30, 2008 and 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. This Statement specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, or FSP FAS 157-2. FSP FAS 157-2 will delay the effective date of SFAS No. 157, Fair Value Measurement, or SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company is currently evaluating the potential impact, if any, of the application of FSP FAS 157-2 to its nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Long-Term Debt

Long-term debt consists of the following:

	As of
	June 30,	December 31,
	2008	2007
	(In millions)

Borrowings under senior credit facility	$338.3	$357.1
Capital leases	5.3	7.4
Other debt	27.3	0.7

Total	370.9	365.2
Less: current portion	13.6	4.7

Long-term portion	$357.3	$360.5

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

The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the senior secured credit facility in July 2006, which are being amortized over the term of the senior secured credit facility.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under its senior secured credit facility to fund the redemption of its 9 1/2% Notes due 2011 and all amounts remaining outstanding under the old credit facility. In September 2006, the Company prepaid $20.0 million of its new term loan borrowings. In March 2007, the Company made another prepayment of $29.5 million and expensed approximately $0.2 million of related unamortized deferred financing costs. As of June 30, 2008 and December 31, 2007, the amounts outstanding under the term loan were $147.6 million and $148.4 million, respectively.

In September 2007, the Company and its lenders amended the credit agreement governing the senior secured credit facility, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to finance the increase in the Company’s share repurchase program (see Note 11 of the notes

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

to unaudited consolidated financial statements for further discussion on the share repurchase program). During 2007, the Company borrowed an aggregate amount of $293.7 million under the revolving credit facility to fund its share repurchase program and paid $85.0 million of the revolving credit facility. During the first quarter of 2008, the Company paid $30.0 million of the revolving credit facility. In May 2008, the Company borrowed an additional $40.0 million under the revolving credit facility to fund its share repurchase program and in June 2008 paid $28.0 million of the revolving credit facility. As of June 30, 2008 and December 31, 2007, the amounts outstanding under the revolving credit facility were $190.7 million and $208.7 million, respectively.

Through the course of conducting regular operations, certain vendors may require letters of credit to be issued in order to secure insurance policies or goods that are purchased. As of June 30, 2008 and December 31, 2007, the Company had no outstanding letters of credit.

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

5.	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Net income	$67.1	$48.1	$129.4	$89.3
Unrealized gain/(loss) on derivative instruments, net of tax	0.8	0.4	(0.1)	0.3
Foreign currency translation adjustment	(0.7)	0.7	0.3	0.4

Comprehensive income	$67.2	$49.2	$129.6	$90.0

6.	Segment Information

The Company is a global network marketing company that sells a wide range of weight management products, nutritional supplements, energy and fitness products and personal care products within one industry segment as defined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s products are primarily manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company sells products in 66 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In late 2007, the Company changed its geographic regions from seven to five regions as part of the Company’s on-going Realignment for Growth plan. This updated regional structure allows the Company to better support the distributor leadership and enhance synergies within the regions. Historical information presented related to the Company’s geographic regions has been reclassified to conform with its current geographic presentation. The Company’s reporting segment’s operating information and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Net Sales:
United States	$127.7	$108.1	$241.7	$207.8
Mexico	102.7	94.7	196.3	188.7
Others	409.3	327.3	806.1	641.7

Total Net Sales	$639.7	$530.1	$1,244.1	$1,038.2

Operating Margin(1):
United States	$53.5	$41.3	$100.7	$74.2
Mexico	43.3	39.3	82.1	76.5
Others	199.6	149.7	387.6	300.1

Total Operating Margin	$296.4	$230.3	$570.4	$450.8

Selling, general and administrative expenses	203.1	152.2	387.5	301.6
Interest expense, net	3.2	2.3	7.0	4.5

Income before income taxes	90.1	75.8	175.9	144.7
Income taxes	23.0	27.7	46.5	55.4

Net Income	$67.1	$48.1	$129.4	$89.3

	As of
	June 30,	December 31,
	2008	2007
	(In millions)

Total Assets:
United States	$619.6	$668.6
Mexico	77.3	62.3
Others	434.8	336.3

Total Assets	$1,131.7	$1,067.2

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(In millions)

Net sales by product line:
Weight Management	$405.2	$338.9	$786.0	$659.6
Targeted Nutrition	130.5	105.2	256.1	208.1
Energy and Fitness	26.5	22.4	50.5	42.8
Outer Nutrition	39.3	34.1	79.5	70.6
Literature, promotional and other(2)	38.2	29.5	72.0	57.1

Total Net Sales	$639.7	$530.1	$1,244.1	$1,038.2

Net sales by geographic region:
North America(3)	$133.2	$113.9	$251.8	$218.4
Mexico and Central America(4)	107.4	97.9	205.0	193.8
South America(5)	94.0	64.1	196.0	125.0
EMEA(6)	159.9	146.0	317.9	289.2
Asia Pacific(7)	145.2	108.2	273.4	211.8

Total Net Sales	$639.7	$530.1	$1,244.1	$1,038.2

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada and Jamaica.

(4)	Consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic.

(5)	Includes Brazil.

(6)	Includes Europe, Middle East and Africa.

(7)	Includes Asia, New Zealand and Australia.

7.	Stock Based Compensation

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units and to allow for deferral by the independent directors of compensation realized in connection with such stock units.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the three and six months ended June 30, 2008, stock-based compensation expenses amounted to $3.6 million and $8.7 million, respectively, and the related income tax benefits recognized in earnings amounted to $1.3 million and $3.2 million, respectively. For the three and six months ended June 30, 2007, stock-based compensation expenses amounted to $3.1 million and $6.6 million, respectively, and the related income tax benefits recognized in earnings amounted to $1.2 million and $2.5 million, respectively.

As of June 30, 2008, the total unrecognized compensation cost related to non-vested stock awards was $61.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.9 years.

For the three and six months ended June 30, 2008, excess tax benefits of $2.3 million and $13.4 million, respectively, were generated from option exercises. For the three and six months ended June 30, 2007, excess tax benefits of $4.1 million and $5.4 million, respectively, were generated from option exercises.

The Company’s stock-based compensation plans provide for grants of stock options, stock appreciation rights, or SARS, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10% during the fourth year. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of June 30, 2008 include stock options, SARS, and stock units.

In March 2008, the Company granted SARS with market conditions to its Chairman and Chief Executive Officer which will fully vest at the end of four years subject to his continued employment through that date and the achievement of certain conditions related to the market value of the Company’s common shares. The market conditions include targets for stock price appreciation of both a 10% and a 15% compound annual growth rate. The fair value of the SARS with market conditions is estimated on the date of the grant using the Monte Carlo lattice model.

With the exception of awards with market conditions, the fair value of each award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model based on the assumptions in the following tables. The expected term of the award is based on the simple average of the average vesting period and the life of the award because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of stock awards is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

term of the award. The dividend yield reflects that the Company has not historically paid regular cash dividends from inception to the first quarter of 2007. Dividends paid by the predecessor company in 2002 and prior and special dividends paid in 2004 in connection with the Company’s initial public offering have been excluded from the calculation. Commencing in the second quarter of 2007, the board of directors approved a regular quarterly dividend program and the Company declared a $0.20 per share cash dividend for each of the succeeding quarters. However, there is no guarantee that the board of directors will not terminate the quarterly dividend program.

There were no stock options granted during the three and six months ended June 30, 2008 and 2007. The following table summarizes the weighted average assumptions used in the calculation of fair market value for SARS and stock units granted during the three and six months ended June 30, 2008 and 2007:

			Incentive Plan		Independent Directors
	SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007

Expected volatility	39.59%	41.23%	39.6%	41.20%	—	—
Dividends yield	1.7%	2.0%	zero	zero	—	—
Expected term	5.6 years	6.2 years	3.0 years	2.5 years	—	—
Risk-free interest rate	2.74%	4.82%	2.63%	4.83%	—	—

			Incentive Plan		Independent Directors
	SARS		Stock Units		Stock Units
	Six Months		Six Months		Six Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007

Expected volatility	39.50%	41.23%	39.48%	41.20%	39.73%	41.82%
Dividends yield	1.9%	2.0%	zero	zero	zero	zero
Expected term	5.8 years	6.2 years	2.8 years	2.5 years	3.0 years	3.0 years
Risk-free interest rate	2.60%	4.82%	1.99%	4.83%	2.49%	5.00%

The following tables summarize the activity under the stock-based compensation plans for the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2007	8,159	$20.80
Granted	1,828	46.34
Exercised	(1,287)	13.65
Forfeited	(1,007)	32.79

Outstanding at June 30, 2008	7,693	$26.50	6.8 years	$106.1

Exercisable at June 30, 2008	3,752	$18.40	5.7 years	$76.6

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Weighted Average	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Grant Date Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2007	273.9	$38.40	$10.5
Granted	495.8	45.43	22.5
Vested	(82.4)	36.76	(3.0)
Cancelled	(143.8)	46.07	(6.6)

Outstanding and nonvested at June 30, 2008	543.5	$43.03	$23.4

The weighted-average grant date fair value of stock awards granted during the three and six months ended June 30, 2008 was $23.64 and $21.97, respectively. The total intrinsic value of stock awards exercised during the three and six months ended June 30, 2008 was $7.5 million and $40.4 million, respectively.

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

As of June 30, 2008, the total amount of unrecognized tax benefits, related interest and penalties was $42.6 million, $9.0 million and $3.8 million, respectively. During the six months ended June 30, 2008, the Company recorded tax, interest and penalties related to uncertain tax positions of $3.4 million, $1.0 million and $0.6 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits was recognized, $36.4 million of unrecognized tax benefits, $9.0 million of interest and $3.8 million of penalties, would impact the effective tax rate and $6.2 million would result in an increase to goodwill.

During the six months ended June 30, 2008, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will terminate on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during the 2008 and 2009 years and a concessionary tax rate in China for the remaining years included in the holiday period.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at June 30, 2008 the maximum length of time over which the Company is hedging these exposures is less than two years.

Under its senior secured credit facility, the Company is obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of June 30, 2008 and December 31, 2007, the hedge relationship qualified as an effective hedge under SFAS 133, Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes and the Company recorded the interest rate swap as a liability at fair value of $1.3 million and $1.4 million as of June 30, 2008 and December 31, 2007, respectively.

Foreign Currency Instruments

The Company also designates certain derivatives, such as foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. As of June 30, 2008, all of the Company’s outstanding foreign exchange forward and option contracts have maturity dates of less than one year. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of June 30, 2008.

10.	Restructuring Reserve

In July 2006, the Company initiated the realignment of its employee base as part of the first phase of its Realignment for Growth plan and during the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan. In connection therewith, the Company recorded $1.4 million and $1.8 million of professional fees, severance and related costs for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, the Company recorded expenses related to the Realignment for Growth plan of $0.2 million and $1.7 million, respectively. All such amounts were included in selling, general and administrative expenses.

The Company expects to complete the second phase of the Realignment for Growth plan in 2008 and estimates that the corresponding severance and related cost that will be incurred for the full 2008 fiscal year will be approximately $3.0 million to $5.0 million.

The following table summarizes the components of this reserve as of June 30, 2008 (in millions):

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2007	$2.9	$—	$0.6	$3.5
Charges	1.4	—	0.4	1.8
Cash payments	4.1	—	0.8	4.9

Balance as of June 30, 2008	$0.2	$—	$0.2	$0.4

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

11.	Shareholders’ Equity

Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. On January 31, 2008, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.9 million, for the fourth quarter of 2007 that was paid to shareholders of record on March 14, 2008. On May 1, 2008, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.7 million, for the first quarter of 2008 that was paid to shareholders of record on June 13, 2008.

Share Repurchases

On April 18, 2007, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant. On August 23, 2007, the Company’s board of directors approved an increase of $150 million to the share repurchase program raising the total value of Company common shares authorized to be repurchased to $450 million. During the quarter ended March 31, 2008, the Company repurchased approximately 0.4 million of its common shares through open market purchases at an aggregate cost of $17.7 million or an average cost of $39.28 per share. On May 20, 2008, the Company’s board of directors approved an additional increase of $150 million to the share repurchase program raising the total value of Company common shares authorized to be repurchased to $600 million. During the quarter ended, June 30, 2008, the Company repurchased approximately 1.8 million of its common shares through open market purchases at an aggregate cost of $76.5 million or an average cost of $43.23 per share. Since the inception of the share repurchase program, the Company repurchased approximately 11.3 million of its common shares at an aggregate cost of $460.0 million or an average cost of $40.82 per share.

The aggregate purchase price of the common shares repurchased was reflected as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.

12.	Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options, SARS, stock units and warrants.

The following are the share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Weighted average shares used in basic computations	64,282	70,616	64,301	71,180
Dilutive effect of exercise of equity grants outstanding	1,633	3,103	2,064	3,047
Dilutive effect of warrants	195	271	194	264

Weighted average shares used in diluted computations	66,110	73,990	66,559	74,491

Equity grants, such as stock options, SARS or stock units, to purchase or acquire 1.4 million common shares were outstanding during the three and six months ended June 30, 2008 but were not included in the computation of

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

diluted earnings per share because the option exercise prices were greater than the average market price of a common share and therefore such options would be anti-dilutive. Equity grants, such as stock options, SARS or stock units, to purchase or acquire 0.9 million and 1.1 million common shares were outstanding during the three and six months ended June 30, 2007, respectively, but were considered anti-dilutive and were not included in the computation of diluted earnings per share.

13.	Fair Value Measurement

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, FAS 157-1, or FSP FAS 157-1. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. On January 1, 2008, the Company adopted the provisions of SFAS 157 related to its financial assets and liabilities, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption did not have a material impact on the Company’s consolidated financial statements.

SFAS 157, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Assets or liabilities that have recurring measurements and are measured at fair value are shown below:

Fair Value Measurements at Reporting Date Using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets/Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Financial Assets:
Foreign currency option contracts	$1.4	$—	$1.4	$—

Total financial assets	$1.4	$—	$1.4	$—

Financial Liabilities:
Foreign currency forward contracts	$(4.6)	$—	$(4.6)	$—
Interest rate swap	(1.3)	—	(1.3)	—

Total financial liabilities	$(5.9)	$—	$(5.9)	$—

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

In January 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

14.	Subsequent Event

On August 5, 2008, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the second quarter of 2008, payable on September 10, 2008 to shareholders of record on August 27, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Herbalife is a global network marketing company that sells weight management products, nutritional supplements, energy & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.1 billion for the year ended December 31, 2007. As of June 30, 2008, we sell our products in 66 countries through a network of over 1.8 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 28-year operating history. Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd. and its subsidiaries.

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

In late 2007, we changed our geographic regions from seven to five regions as part of our on-going Realignment for Growth plan. This updated regional structure allows us to better support the distributor leadership and enhance synergies within the regions. Under the new geographic regions, we report revenue from:

•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic;

•	South America, which includes Brazil;

•	EMEA, which includes Europe, the Middle East and Africa; and

•	Asia Pacific, which includes Asia, New Zealand and Australia.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Volume points in millions)

North America	205.3	175.1	17.2%	383.4	337.3	13.7%
Mexico & Central America	161.7	155.2	4.2%	316.4	310.0	2.1%
South America	102.3	90.5	13.0%	214.5	173.6	23.6%
EMEA	129.0	136.5	(5.5)%	266.1	276.9	(3.9)%
Asia Pacific	143.8	113.7	26.5%	270.8	223.9	21.0%

Worldwide	742.1	671.0	10.6%	1,451.2	1,321.7	9.8%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change

North America	13,129	11,963	9.7%	22,139	20,971	5.6%
Mexico & Central America	8,643	9,740	(11.3)%	16,287	16,921	(3.7)%
South America	12,697	11,374	11.6%	25,188	20,251	24.4%
EMEA	8,522	9,079	(6.1)%	15,055	16,721	(10.0)%
Asia Pacific (excluding China)	11,367	10,311	10.2%	20,144	19,665	2.4%

Total New Supervisors	54,358	52,467	3.6%	98,813	94,529	4.5%
New China Sales Employees	7,867	3,645	115.8%	12,217	5,809	110.3%

Worldwide Total New Sales Leaders	62,225	56,112	10.9%	111,030	100,338	10.7%

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

Royalty overrides are generally earned based on retail sales and approximate in the aggregate about 21% of retail sales or approximately 34% of our net sales. Royalty overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits instead of the distributors earnings, distributor allowances and royalty overrides. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward and option contracts to mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the three and six months ended June 30, 2008 increased 20.7% and 19.8% to $639.7 million and $1,244.1 million, respectively, compared to the same periods in 2007. For the three months ended June 30, 2008, net sales in several of the Company’s top countries including, the U.S., Venezuela, China, Mexico and Italy increased 18.2%, 156.9%, 125.2%, 8.5% and 26.4%, respectively, as compared to the same period in 2007. For the six months ended June 30, 2008, net sales in top countries, including, the U.S., Venezuela, China, Mexico and Italy increased 16.3%, 212.9%, 119.7%, 4.0% and 27.9%, respectively, as compared to the same period in 2007. These increases in net sales were mainly due to a strong sales leader base, the continued success of our various daily methods of operations, or DMO’s, like the Nutrition Club DMO, Internet/Sampling DMO and Wellness Coach DMO, the introduction of new operating methods like Commercial Clubs, Central Clubs and Weight Loss Challenge DMO’s, distributor momentum from qualifications leading up to our recent sales Extravaganzas and an increase in the number of retail stores in China compared to the prior year period. Overall, the appreciation of foreign currencies had a $40.2 million and $76.6 million favorable impact on net sales for the three and six months ended June 30, 2008, respectively, representing 36.7% and 37.2% of the total net sales increase of $109.6 million and $205.9 million, respectively.

Net income for the three months ended June 30, 2008 increased 39.4% to $67.1 million, or $1.01 per diluted share, compared to $48.1 million, or $0.65 per diluted share, for the same period in 2007. Net income for the six months ended June 30, 2008 increased 45.0% to $129.4 million, or $1.94 per diluted share, compared to $89.3 million, or $1.20 per diluted share, for the same period in 2007. These increases were driven by revenue growth in many of our markets and a lower effective tax rate, partially offset by higher labor costs, sales events costs, advertising and promotion expenses and depreciation expense.

Net income for the three and six months ended June 30, 2008 included a $0.9 million and $1.1 million unfavorable after tax impact, respectively, in connection with the Realignment for Growth plan. Net income for the three months ended June 30, 2007 included the impact of a $0.6 million tax benefit resulting from an international income tax settlement. Net income for the six months ended June 30, 2007 included an unfavorable after tax impact of $1.0 million in connection with the Realignment for Growth plan, an increase in tax reserves of $3.6 million and the impact of a $0.6 million tax benefit resulting from an international income tax settlement.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.0	21.0	19.7	21.1

Gross profit	80.0	79.0	80.3	78.9
Royalty overrides	33.7	35.6	34.4	35.5
Selling, general and administrative expenses	31.7	28.7	31.2	29.1

Operating income	14.6	14.7	14.7	14.3
Interest expense, net	0.5	0.4	0.6	0.4

Income before income taxes	14.1	14.3	14.1	13.9
Income taxes	3.6	5.2	3.7	5.3

Net income	10.5%	9.1%	10.4%	8.6%

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended June 30,
	2008					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

North America	$213.4	$(101.9)	$111.5	$21.7	$133.2	$184.2	$(88.0)	$96.2	$17.7	$113.9	16.9%
Mexico & Central America	178.0	(86.9)	91.1	16.3	107.4	164.7	(80.2)	84.5	13.4	97.9	9.7%
South America	159.1	(77.6)	81.5	12.5	94.0	111.2	(55.2)	56.0	8.1	64.1	46.6%
EMEA	259.5	(125.2)	134.3	25.6	159.9	237.6	(114.5)	123.1	22.9	146.0	9.5%
Asia Pacific	218.6	(86.3)	132.3	12.9	145.2	168.4	(71.3)	97.1	11.1	108.2	34.2%

Worldwide	$1,028.6	$(477.9)	$550.7	$89.0	$639.7	$866.1	$(409.2)	$456.9	$73.2	$530.1	20.7%

	Six Months Ended June 30,
	2008					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

North America	$402.9	$(192.1)	$210.8	$41.0	$251.8	$352.6	$(168.2)	$184.4	$34.0	$218.4	15.3%
Mexico & Central America	341.6	(166.9)	174.7	30.3	205.0	326.0	(158.6)	167.4	26.4	193.8	5.8%
South America	343.9	(172.8)	171.1	24.9	196.0	213.9	(104.6)	109.3	15.7	125.0	56.8%
EMEA	516.5	(249.4)	267.1	50.8	317.9	471.7	(227.2)	244.5	44.7	289.2	9.9%
Asia Pacific	417.5	(169.8)	247.7	25.7	273.4	333.1	(143.9)	189.2	22.6	211.8	29.1%

Worldwide	$2,022.4	$(951.0)	$1,071.4	$172.7	$1,244.1	$1,697.3	$(802.5)	$894.8	$143.4	$1,038.2	19.8%

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

North America

The North America region reported net sales of $133.2 million and $251.8 million for the three and six months ended June 30, 2008, respectively. Net sales increased $19.3 million, or 16.9%, and $33.4 million, or 15.3%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased 16.7% and 14.9% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had a positive impact of $0.4 million and $0.9 million on net sales for the three and six months ended June 30, 2008, respectively. The overall increase was a result of net sales growth in the U.S. of $19.6 million, or 18.2% and $33.9 million, or 16.3%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.

The increase in net sales in North America was led by distributor momentum behind the transformation to a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the emergence of the Weight Loss Challenge DMO. The mix of business in the

U.S. was 66% Spanish speaking and 34% Non-Spanish speaking for the three months ended June 30, 2008 and 64% and 36%, respectively, for the six months ended June 30, 2008.

New supervisors in the region increased 9.7% and 5.6% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. New supervisor growth in the United States was 10.4% and 6.5% for the three and six months ended June 30, 2008, as compared to the same period in 2007.

We believe the fiscal year 2008 net sales in North America should continue to show year over year positive growth primarily as a result of continued momentum in the United States behind expansion of the club concept and the Weight Loss Challenge DMO.

Mexico and Central America

The Mexico and Central America region reported net sales of $107.4 million and $205.0 million for the three and six months ended June 30, 2008, respectively. Net sales increased $9.5 million, or 9.7%, and $11.2 million, or 5.8%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased by 5.1% and 2.4% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $4.5 million and $6.5 million on net sales for the three and six months ended June 30, 2008, respectively. Net sales in Mexico increased $8.0 million, or 8.5% and $7.6 million, or 4.0% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.

The focus of both the Mexico management team and distributor leadership in 2007 was to build a solid foundation for long-term growth including infrastructure enhancements and training. In the second quarter of 2008, we introduced a new promotion, “Club of Club Challenges”, that we expect will be a catalyst for Nutrition Club growth and help drive deeper penetration across the Mexican market. In July 2008, the region hosted an Extravaganza in Mexico City that was attended by over 15,000 distributors.

New supervisors in the region decreased 11.3% and 3.7% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. Mexico’s new supervisors decreased by 12.7% and 4.9% for the three and six months ended June 30, 2008, respectively.

We believe the fiscal year 2008 net sales in Mexico and Central America should show positive growth as a result of infrastructure enhancements, better trained distributors driving penetration across Mexico, focusing on retailing and recruiting via the “Club of Clubs Challenge”, and assuming continued favorable currency fluctuations.

South America

The South America region reported net sales of $94.0 million and $196.0 million for the three and six months ended June 30, 2008, respectively. Net sales increased $29.9 million, or 46.6%, and $71.0 million, or 56.8% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased 33.7% and 43.7% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had an $8.3 million and $16.4 million favorable impact on net sales for the three and six months ended June 30, 2008, respectively. The increase in net sales in the region was attributable to net sales increases in Brazil, Venezuela, Peru and Bolivia.

In Brazil, the region’s largest market, net sales increased 19.3% and 13.1% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, primarily due to favorable foreign exchange fluctuations. Also, the successful transformation into a more balanced mix of recruiting, retailing and retention via the Nutrition Club DMO has helped ease the declining growth rate in this market.

Venezuela, the region’s second largest market, experienced strong growth with net sales up 156.9%, or $15.2 million and 212.9%, or $33.9 million, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, reflecting strong distributor leadership focused on recruiting additional distributors coupled with price increases of 20% and 25%, in January and May 2008, respectively.

In July 2008, the region hosted a Brazil southeast Extravaganza in Rio de Janeiro. Year-to-date the region has hosted events that were attended by over 20,000 distributors.

New supervisors in the region increased 11.6% and 24.4% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The increase was driven by new supervisor growth in Venezuela which increased 69.8% and 148.1% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, Peru which increased 76.0% and 112.1%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007 and Bolivia which increased 126.8% and 173.0%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The increases were offset by declines in Brazil of 15.8% and 22.6% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, Argentina of 38.6% and 10.2% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007 and Colombia of 16.4% and 13.6% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007.

We believe the fiscal year 2008 net sales in South America should show positive growth reflecting the many successful DMO’s, price increases and assuming continued favorable currency fluctuations.

EMEA

The EMEA region reported net sales of $159.9 million and $317.9 million for the three and six months ended June 30, 2008, respectively. Net sales increased $13.9 million, or 9.5%, and $28.7 million, or 9.9% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales decreased 3.2% and 2.5% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had a favorable impact on net sales of $18.5 million and $35.8 million for the three and six months ended June 30, 2008, respectively.

Among the largest markets in the region, Italy and France, reported net sales increases of 26.4% and 32.9%, respectively, while Spain reported a net sales decrease of 4.6% for the three months ended June 30, 2008, as compared to the same period in 2007. For the six months ended June 30, 2008, Italy, France and Spain reported net sales increases of 27.9%, 29.7% and 11.1%, respectively, as compared to the same period in 2007. Sales in the Netherlands increased 8.9% and 4.5% for the three months and six months ended June 30, 2008, respectively, as compared to the same period in 2007. In addition, Eastern European countries have shown signs of potential long-term growth including a net sales increase in Russia of 40.4% and 52.3% and Poland of 62.2% and 58.9% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, driven by adoption of the Nutrition Club concept in the form of a Breakfast Club DMO. These increases were offset by declines in Germany and Portugal. Germany net sales declined 11.6% and 14.8% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, as it transitions to daily consumption models including Nutrition Clubs and Wellness Evaluations. Portugal net sales declined 49.5% and 37.2% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, due to weaker recruiting efforts.

In April and May 2008, EMEA hosted a series of Spring Spectaculars and Leadership Development Weekends in local markets across the region. In addition, in June EMEA hosted an Extravaganza in Barcelona that had over 16,000 distributors in attendance.

For the three and six months ended June 30, 2008, new supervisors for the region decreased 6.1% and 10.0%, respectively, with gains in Russia, France and Italy, which were up 37.7%, 27.2% and 20.7%, respectively, for the three months ended June 30, 2008 and 57.1%, 19.9% and 20.7%, respectively, for the six months ended June 30, 2008. The increases were offset by declines in Portugal, Germany and Spain of 59.7%, 36.8% and 13.4% respectively, for the three months ended June 30, 2008 and declines of 61.3%, 46.6% and 1.2%, respectively, for the six months ended June 30, 2008.

We expect 2008 net sales in EMEA to show a slight increase assuming continued favorable currency fluctuations.

Asia Pacific

The Asia Pacific region reported net sales of $145.2 million and $273.4 million for the three and six months ended June 30, 2008, respectively. Net sales increased $37.0 million, or 34.2%, and $61.6 million, or 29.1%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased 26.3% and 21.1% for the three and six months ended June 30, 2008, respectively, as compared to same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $8.5 million and $16.9 million on net sales for the three and six months ended June 30, 2008, respectively. The increase in net sales in Asia Pacific was attributable to the increases in our five largest markets, China, Taiwan, Japan, South Korea and Malaysia.

Net sales in China, our largest market in the region, increased $21.6 million, or 125.2%, and $34.5 million, or 119.7%, for the three and six months ended June 30, 2008, respectively as compared to the same period in 2007. As of June 30, 2008, we had 88 stores in China across 29 Chinese provinces compared to 84 stores in 28 provinces as of June 30, 2007. As of July 20, 2008, we had 91 stores in 30 provinces. Additionally, we have a direct selling license in the Jiangsu province and in July 2008, we received approval for five additional direct selling licenses in the provinces of Beijing, Guangdong, Shandong, Zhejiang and Guizhou.

Net sales in Taiwan, our second largest market in the region, increased $5.2 million, or 19.1%, and $9.1 million, or 17.0%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, has been a positive catalyst for growth in this country.

Net sales in Japan, our third largest market in the region, increased $0.5 million, or 3.1%, and $2.6 million, or 7.0%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, primarily reflecting the benefit of foreign exchange fluctuations.

Net sales in South Korea, our fourth largest market in the region, increased $3.3 million, or 19.6%, and $4.3 million, or 13.2%, for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007, driven by the adoption of the Nutrition Club DMO, in the form of Commercial Clubs.

We hosted a regional Extravaganza in July in Bangkok with attendance of approximately 18,000 distributors.

New supervisors in the region, excluding China, increased 10.2% and 2.4% for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2007. New supervisors for Taiwan, South Korea and Malaysia increased 16.9%, 13.8% and 109.8%, respectively, for the three months ended June 30, 2008. For the six months ended June 30, 2008, new supervisors for Taiwan, South Korea and Malaysia increased 8.7%, 12.7%, and 62.4%, respectively. The increases were offset by a decrease in Japan of 21.3% and 10.5%, for the three and six months ended June 30, 2008, respectively.

We believe the fiscal year 2008 net sales in Asia Pacific should continue to show positive year over year growth, primarily as a result of the expansion of our direct selling business in China, continued growth in other key markets and assuming continued favorable foreign currency fluctuations.

Sales by Product Category

	Three Months Ended June 30,
	2008					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$671.1	$(323.9)	$347.2	$58.0	$405.2	$571.0	$(280.4)	$290.6	$48.3	$338.9	19.6%
Targeted Nutrition	216.0	(104.2)	111.8	18.7	130.5	177.1	(86.9)	90.2	15.0	105.2	24.0%
Energy and Fitness	43.9	(21.2)	22.7	3.8	26.5	37.7	(18.5)	19.2	3.2	22.4	18.3%
Outer Nutrition	64.9	(31.3)	33.6	5.7	39.3	57.6	(28.3)	29.3	4.8	34.1	15.2%
Literature, Promotional and Other	32.7	2.7	35.4	2.8	38.2	22.7	4.9	27.6	1.9	29.5	29.5%

Total	$1,028.6	$(477.9)	$550.7	$89.0	$639.7	$866.1	$(409.2)	$456.9	$73.2	$530.1	20.7%

	Six Months Ended June 30,
	2008					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$1,315.4	$(641.7)	$673.7	$112.3	$786.0	$1,111.2	$(545.5)	$565.7	$93.9	$659.6	19.2%
Targeted Nutrition	428.6	(209.1)	219.5	36.6	256.1	350.6	(172.1)	178.5	29.6	208.1	23.1%
Energy and Fitness	84.5	(41.2)	43.3	7.2	50.5	72.1	(35.4)	36.7	6.1	42.8	18.0%
Outer Nutrition	133.0	(64.9)	68.1	11.4	79.5	118.9	(58.4)	60.5	10.1	70.6	12.6%
Literature, Promotional and Other	60.9	5.9	66.8	5.2	72.0	44.5	8.9	53.4	3.7	57.1	26.1%

Total	$2,022.4	$(951.0)	$1,071.4	$172.7	$1,244.1	$1,697.3	$(802.5)	$894.8	$143.4	$1,038.2	19.8%

Our emphasis on the science of weight management, energy and nutrition has resulted in product introductions such as Niteworks®, Garden 7®, Best Defense®, Liftoff®, H3Otm and a new Kids Line. Net sales of weight management products, targeted nutrition products and energy and fitness products increased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, mainly due to the sales momentum discussed above. The increase in Outer Nutrition was primarily driven by higher sales of our Anti-Aging line for the three and six months ended June 30, 2008, as compared to the same periods in 2007. We expect growth rates within our product categories to vary from time to time as we launch new products.

Gross Profit

Gross profit was $511.7 million and $998.4 million for the three and six months ended June 30, 2008, respectively, as compared to $418.7 million and $819.6 for the same periods in 2007. As a percentage of net sales, gross profit for the three and six months ended June 30, 2008 was 80.0% and 80.3%, respectively, as compared to 79.0% and 78.9% for the same periods in 2007. The increase in gross profit percentage was primarily due to country mix and foreign exchange fluctuations. Generally, gross profit percentages do not vary significantly as a percentage of net sales other than due to product or country mix, ongoing cost reduction initiatives and provisions for slow moving and obsolete inventory. We are experiencing ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting current global economic trends. We believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides as a percentage of net sales were 33.7% and 34.4% for the three and six months ended June 30, 2008, respectively, as compared to 35.6% and 35.5% in the same periods of 2007. The decrease for the three and six months ended June 30, 2008 was primarily due to changes in the mix of products and countries, and the increase in sales in China where compensation to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marking plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Due to the structure of our global compensation plan coupled with expected sales increases in China, we expect to see an on-going reduction in royalty overrides as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 31.7% and 31.2% for the three and six months ended June 30, 2008, respectively, as compared to 28.7% and 29.1% for the same periods in 2007.

For the three and six months ended June 30, 2008, selling, general and administrative expenses increased $51.0 million and $85.9 million to $203.1 million and $387.5 million, respectively, as compared to the same periods in 2007. The increase for the three and six months ended June 30, 2008 included $18.1 million and $30.8 million higher salaries and benefits, respectively, due primarily to normal merit increases and higher compensation costs associated with full-time employee sales representatives in China, a $3.4 million and $9.2 million higher distributor sales events costs, respectively, a $2.1 million and $4.5 million higher advertising and promotion expenses, respectively, and $3.1 million and $5.2 million higher depreciation and amortization, respectively, related mostly to the development of our technology infrastructure and the expansion and relocation to new facilities.

We expect 2008 selling, general and administrative expenses to increase in absolute dollars over 2007 levels reflecting general salary merit increases, continued investments in China, and various sales growth initiatives including sales events and promotions. As a result of these initiatives, selling, general and administrative expenses as a percentage of net sales should continue to be above 2007 levels.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Net Interest Expense	2008	2007	2008	2007
	(Dollars in millions)

Interest expense	4.9	3.8	10.4	7.4
Interest income	(1.7)	(1.5)	(3.4)	(2.9)

Net interest expense	$3.2	$2.3	$7.0	$4.5

The increase in interest expense for the three and six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the higher balance of long term borrowings, partially offset by lower interest rates, in 2008 as compared to 2007. See “Liquidity and Capital Resources” below for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $23.0 million and $46.5 million for the three and six months ended June 30, 2008, respectively, as compared to $27.7 million and $55.4 million for the same period in 2007. As a percentage of pre-tax income, the effective income tax rate was 25.5% and 26.4% for the three and six months ended June 30, 2008, respectively, as compared to 36.5% and 38.3% for the same periods in 2007. The decrease in the effective tax rate for the three and six months ended June 30, 2008, as compared to the same period in 2007, was primarily due to a decrease in the operating effective tax rate reflecting country mix, the tax holiday in China and the favorable impact of our global entity structuring and planning offset by an increase in unrecognized tax benefits during the quarter ended June 30, 2008.

Restructuring Costs

In July 2006, we initiated the realignment of our employee base as part of the first phase of the Realignment for Growth plan and during the fourth quarter of 2007, we initiated the second phase of the Realignment for Growth plan. We recorded $1.4 million and $1.8 million of professional fees, severance and related costs for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, we recorded expenses related to the Realignment for Growth plan of $0.2 million and $1.7 million, respectively. All such amounts were included in selling, general and administrative expenses.

We expect to complete the second phase of the Realignment for Growth plan in 2008 and estimates that the corresponding severance and related cost that will be incurred for the full fiscal 2008 year will be approximately $3.0 million to $5.0 million.

Subsequent Event

On August 5, 2008, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the second quarter of 2008, payable on September 10, 2008 to shareholders of record on August 27, 2008.

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

For the six months ended June 30, 2008, we generated $121.9 million of operating cash flow, as compared to $127.8 million for the same period in 2007. The decrease in cash generated from operations was primarily due to higher income tax payments, higher receivable balance resulting from a higher sales volume for the six months ended June 30, 2008 and an increase in inventory purchases, partially offset by an increase in operating income of $33.7 million driven by a 20% growth in net sales for the six months ended June 30, 2008 compared to the same period in 2007.

Capital expenditures, including capital leases, for the six months ended June 30, 2008 were $49.8 million, as compared to $22.6 million for the same period in 2007. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. We expect to incur capital expenditures of approximately $103 million in 2008.

We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. In March 2007, we made a prepayment of $29.5 million on our term loan borrowings. In September 2007, the credit agreement was amended increasing the revolving credit facility by $150.0 million to fund the increase in our share repurchase program discussed below. During 2007, we borrowed an aggregate amount of $293.7 million under the revolving credit facility to fund our share repurchase program and paid $85.0 million of the revolving credit facility. During the first quarter of 2008, we paid $30.0 million of the revolving credit facility. During the second quarter of 2008, we borrowed an aggregate amount of $40.0 million and paid $28.0 million of the revolving credit facility .

The following summarizes our contractual obligations including interest at June 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2013 &
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in millions)

Borrowings under the senior credit facility	$399.5	$7.6	$15.1	$15.1	$15.0	$202.4	$144.3
Capital leases	5.6	1.3	1.8	1.0	0.8	0.7	—
Operating leases	127.0	16.7	29.3	22.1	13.8	11.1	34.0
Other	45.4	11.6	14.6	13.9	5.3	—	—

Total	$577.5	$37.2	$60.8	$52.1	$34.9	$214.2	$178.3

Off Balance Sheet Arrangements

At June 30, 2008 and December 31, 2007, we had no material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Share Repurchases

On April 18, 2007, our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million, raising the total value of our common shares authorized to be repurchased to $450 million. During 2007, we repurchased approximately 9.1 million common shares through open market purchases at an aggregate cost of $365.8 million, or an average cost of $40.39 per share. During the first quarter 2008, we repurchased approximately 0.4 million common shares through open market purchases at an aggregate cost of $17.7 million, or an average cost of $39.28 per share. On May 20, 2008, our board of directors approved an additional increase of $150 million to our previously authorized share repurchase program raising the total value of common shares authorized to be repurchased to $600 million. During the quarter ended, June 30, 2008, we repurchased approximately 1.8 million of our common shares through open market purchases at an aggregate cost of $76.5 million or an average cost of $43.23 per share. Since the inception of the share repurchase program, we have repurchased 11.3 million of the Company’s common shares at an aggregate cost of $460.0 million or an average cost of $40.82 per share.

Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. The aggregate amount of dividends paid and declared during fiscal year 2007 was $41.5 million. On January 31, 2008, our board of directors approved a quarterly cash dividend of $0.20 per common share or $12.9 million, for the fourth quarter of 2007 that was paid to shareholders of record on March 14, 2008. On May 1, 2008, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.7 million, for the first quarter of 2008 that was paid to shareholders of record on June 13, 2008.

Working Capital and Operating Activities

As of June 30, 2008 and December 31, 2007, we had positive working capital of $117.4 million and $111.5 million, respectively. Cash and cash equivalents were $162.4 million at June 30, 2008, compared to $187.4 million at December 31, 2007.

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

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. Unless official foreign exchange is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate.

At June 30, 2008, Herbalife Venezuela had cash balances of approximately $34.0 million, primarily denominated in bolivars. We continue to evaluate the political and economic environment in Venezuela and any potential changes which may affect our operations. We are currently making appropriate applications through the Venezuelan government for acquisition of U.S. dollars at the official exchange rate. Herbalife Venezuela’s net sales represented less than 5% of consolidated worldwide net sales for the six months ended June 30, 2008.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy & fitness products and personal care products within one industry segment as defined under SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 66 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title passes to the independent distributor or importer or as products are sold in our retail stores in China. Amounts billed for freight and handling costs are included in net sales. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.7% of retail sales for the three and six months ended June 30, 2008, respectively. No material changes in estimates have been recognized for the three and six months ended June 30, 2008.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $13.3 million and $12.0 million as of June 30, 2008 and December 31, 2007, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of June 30, 2008 and December 31, 2007 we had goodwill of approximately $111.3 million and $111.5 million, respectively, and marketing franchise of $310.0 million. No goodwill impairment was needed during the three and six months ended June 30, 2008.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board or FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, or FSP FAS 157-2. FSP FAS 157-2 will delay the effective date of SFAS No. 157, Fair Value Measurement, or SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of

FSP 157-2. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 157-2 on our consolidated financial statements.

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces SFAS No. 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

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

We have adopted SFAS 133. SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income, or OCI, and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

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

Foreign exchange forward contracts are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. Foreign exchange option contracts are also used to mitigate the impact of foreign currency fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the operating results of our subsidiaries. The fair value of forward and option contracts is based on third-party bank quotes. All of our foreign exchange forward and option contracts have a maturity of less than one year as of June 30, 2008.

The following table provides information about the details of our foreign exchange forward contracts as of June 30, 2008:

	Average
	Contract	Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At June 30, 2008
Buy EUR sell MXN	16.25	$60.9	$0.1
Buy SEK sell EUR	9.41	$2.6	$—
Buy GBP sell EUR	0.79	$2.5	$—
Buy MYR sell EUR	5.09	$0.7	$—
Buy NZD sell EUR	2.08	$0.8	$—
Buy DKK sell EUR	7.46	$1.7	$—
Buy PLN sell EUR	3.36	$0.2	$—
Buy NOK sell EUR	7.97	$2.4	$—
Buy JPY sell EUR	168.14	$23.0	$0.2
Buy TWD sell EUR	46.39	$5.5	$(0.1)
Buy USD sell EUR	1.54	$177.5	$(3.6)
Buy USD sell BRL	1.84	$4.8	$(0.5)
Buy USD sell JPY	98.79	$20.4	$1.2
Buy USD sell MXN	11.03	$84.6	$(4.0)
Buy EURO sell USD	1.53	$79.1	$1.7
Buy MXN sell USD	10.59	$88.2	$0.4

Total forward contracts		$554.9	$(4.6)

The following table provides information about the details of our foreign exchange option contracts as of June 30, 2008:

		Average	Fair
Foreign Currency	Coverage	Strike Price	Value
	(In millions)		(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$72.6	1.52 - 1.53	$0.7
Purchase Puts (Company may sell MXN/buy USD) Mexican Peso	$88.2	10.50 - 10.76	$0.7

Total option contracts	$160.8		$1.4

All our foreign subsidiaries designate their local currencies as their functional currency. At June 30, 2008 and December 31, 2007, the total amount of our foreign subsidiary cash was $138.5 million and $154.8 million, respectively, of which $3.3 million and $8.4 million, respectively, was invested in U.S. dollars.

Interest Rate Risk

As of June 30, 2008, the aggregate annual maturities of the senior secured credit facility entered into on July 2006, as amended, were: 2008-$0.7 million; 2009-$1.5 million; 2010-$1.5 million; 2011-$1.5 million; 2012-$192.2 million and $140.9 million thereafter. The fair value of the senior secured credit facility approximates its carrying value of $338.3 million as of June 30, 2008 and $357.1 million as of December 31, 2007. The senior secured credit facility bears a variable interest rate, and on June 30, 2008 and December 31, 2007, the average interest rate was 3.99% and 6.26%, respectively.

Under our senior secured credit facility, we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount is scheduled to be reduced by $20 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2007 the swap notional amount was reduced to $100.0 million as scheduled. As of June 30, 2008, the swap notional amount was $80.0 million. As of June 30, 2008 and December 31, 2007, we recorded the interest rate swap as a liability at fair value of $1.3 million and $1.4 million, respectively, with the offsetting amounts recorded in other comprehensive income.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 20, 2007, the Company was orally advised by the Los Angeles Regional Office of the Securities and Exchange Commission, or the SEC, that the SEC had issued a formal order of investigation into the timing of trading in Herbalife securities by a former mid-level employee. The Company does not believe these trades involve the Company itself. In addition, on November 1, 2007, the Company received a voluntary request for the production of documents from the staff of the Los Angeles Regional Office of the SEC regarding the extent of personal use of Herbalife products by the Company’s distributors and the Company’s related policies and procedures. The SEC has advised the Company that its inquiry should not be construed as an adverse reflection on any person, the Company or its common shares, or as an indication from the SEC or its staff that any violation of law has occurred. On June 19, 2008, the Company received written notification from the SEC that it had concluded its investigations and that it did not intend to recommend any enforcement action be taken by the SEC against the Company. The Company cooperated fully with the staff of the SEC in these matters.

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

We estimate that, of our over 1.8 million independent distributors, we had approximately 412,000 sales leaders as of June 30, 2008. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. For example, in May 2008 public allegations were made that certain of our products contain excessive amounts of lead thereby triggering disclosure and labeling requirements under California Proposition 65. While we have confidence in our products because they fall within the FDA suggested guidelines for the amount of lead that consumers can safely ingest and do not believe they trigger disclosure or labeling requirements under California Proposition 65, negative publicity such as this can disrupt our business. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

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

On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. The final rule and the interim final rule became effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Firms that directly employ more than 500 full-time equivalent employees must have achieved compliance with the new cGMPs by June 25, 2008, while firms having between 20-500 full-time equivalent employees must be compliant by 2009 and firms having under 20 full-time equivalent employees must be compliant by 2010. Herbalife initiated enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes we are compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Suzhou, China facility and that are produced by contract manufacturer NBTY. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. The final rule differs from the FDA’s 2003 proposed rule as it does not contain language regarding the regulatory status of excipients and other ingredients that are not “dietary ingredients.” Instead, the final rule relies on a requirement to comply with all other relevant regulations. Further, the final rule does not call for any specific finished product testing program nor does it require 100% testing of all finished products. Instead the final rule calls for a “scientifically valid system” for ensuring that finished products meet all specifications. The final cGMP rules will result in additional costs and possibly the need to seek alternate suppliers.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $39,500 as of June 30, 2008) per purported violation as well as costs of the trial. For the year ended December 31, 2007, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

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

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. Unless our ability to obtain U.S. dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may need to obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. Our sales representatives are also permitted by the terms of our direct selling license to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, and Guizhou. In addition, our direct selling license for Beijing will permit us to sell away from fixed retail locations once we have established service outlets in that province. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

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

Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Nature’s Bounty for protein powders, Fine Foods (Italy) for protein powders and nutritional supplements, PharmaChem Labs for teas and Niteworks® and JB Labs for fiber. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In one such case we are currently appealing a tax assessment in Spain. In another matter, in Mexico, we are awaiting a formal administrative assessment to start the judicial appeals process. The likelihood and timing of any such potential assessment is unknown as of the date hereof. The Company believes that it has meritorious defenses. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.

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

(a) None.

(b) None.

(c) On April 18, 2007, we announced that our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million to this share repurchase program raising the total value of common shares authorized to be repurchased to $450 million. On May 20, 2008, we announced that our board of directors had approved an additional increase of $150 million to its previously authorized share repurchase program raising the total value of our common shares authorized to be repurchased to $600 million. Since the inception of the share repurchase program, we have repurchased approximately 11.3 million of our common shares at an aggregate cost of $460.0 million or an average cost of $40.82 per share.

The following is a summary of our repurchases of common shares during the three months ended June 30, 2008:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet Be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

April 1 — April 30	—	—	—	$66,815,828
May 1 — May 31	1,769,100	$43.23	1,769,100	$140,024,126
June 1 — June 30	—	—	—	$140,024,126

Total	1,769,100	$43.23	1,769,100	$140,024,126

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2008 we held our 2008 Annual General Meeting of Shareholders. There were 57,679,263 common shares present either in person or by proxy. At this meeting, the our shareholders voted to elect the two nominees for director; to approve an amendment to and restatement of the Company’s 2005 Stock Incentive Plan to increase the authorized number of common shares issuable thereunder by 3,000,000; and to ratify the appointment of KPMG as the our independent registered public accountants for fiscal year 2008, each as more specifically set forth below.

				Broker
Proposal	For	Against	Abstain	Non-Votes

To elect two directors, each for a term of three years.
Michael O. Johnson	52,442,595	4,906,444	330,224
John Tartol	51,248,280	6,100,034	330,949
To approve an amendment to and restatement of the Company’s 2005 Stock Incentive Plan to increase the authorized number of Common Shares issuable thereunder by 3,000,000	17,727,021	33,012,585	15,657	6,924,000
To ratify the appointment of the Company’s independent registered public accountants for fiscal year 2008	56,360,451	1,286,834	31,978

The terms of Leroy T. Barnes, Jr., Richard P. Bermingham, Hal Gaba, Colombe M. Nicholas, Valeria Rico and Leon Waisbein as directors continued after the meeting.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.10		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.11#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.12#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.13#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.14#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.15#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.16#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.18		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.19		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.20		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.21		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

Exhibit
Number		Description	Reference

10.22		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.23		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.24#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.25		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.26		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.27		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.28#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.29#	Form of Stock Bonus Award Agreement	(e)
10	.30#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)
10	.31#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)
10	.32#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)
10.33		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)
10	.34#	Independent Directors Deferred Compensation and Stock Unit Plan	(i)
10	.35#	Independent Directors Stock Unit Award Agreement	(i)
10	.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)
10	.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j)
10	.38#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(k)
10	.39#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(k)
10	.40#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(l)
10	.41#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(m)
10	.42#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory Probert, Brett R. Chapman and Richard Goudis	(m)
10	.43#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(n)
10	.44#	Summary of Board Committee Compensation	(o)
10.45		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)

Exhibit
Number		Description	Reference

10.46		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10	.47#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(p)
10	.48#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(q)
10	.49#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.50#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.51#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(q)
10	.52#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(q)
10	.53#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(q)
10	.54#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.55#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.56#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(r)
10	.57#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(r)
10	.58#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(r)
10	.59#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(r)
10	.60#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(s)
10	.61#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(s)
10	.62#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman	(s)
10	.63#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Gregory L. Probert, Richard P. Goudis and Brett R. Chapman	(s)
10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s)
10	.65#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s)
10.66		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)

Exhibit
Number		Description	Reference

10.67		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)
10.68		Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10.69		Herbalife Ltd. Employee Stock Purchase Plan	(u)
10.70		Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.71#	Employment Agreement dated as of April 1, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(v)
10	.72#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.73#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.74#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.75#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(w)
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(j)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on December 20, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on May 5, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(q)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(u)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Dated: August 5, 2008