Form 10-Q
period 2008-09-30
HERBALIFE LTD.
filed 2008-11-03
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Number of shares of registrant’s common shares outstanding as of October 30, 2008 was 63,824,832

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$149,394	$187,407
Receivables, net of allowance for doubtful accounts of $8,994 (2008) and $7,863 (2007)	73,058	58,729
Inventories, net	136,566	128,648
Prepaid expenses and other current assets	110,093	72,193
Deferred income taxes	40,054	40,119

Total current assets	509,165	487,096

Property, at cost, net of accumulated depreciation and amortization of $93,289 (2008) and $66,000 (2007)	167,703	121,027
Deferred compensation plan assets	17,827	19,315
Deferred financing costs, net of accumulated amortization of $1,166 (2008) and $807 (2007)	2,111	2,395
Marketing related intangibles	310,060	310,060
Goodwill	111,327	111,477
Other assets	26,083	15,873

Total assets	$1,144,276	$1,067,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,525	$35,377
Royalty overrides	139,661	127,227
Accrued compensation	60,714	54,067
Accrued expenses	119,452	114,083
Current portion of long-term debt	12,186	4,661
Advance sales deposits	18,180	11,599
Income taxes payable	15,288	28,604

Total current liabilities	408,006	375,618

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	313,987	360,491
Deferred compensation	18,551	20,233
Deferred income taxes	105,371	107,584
Other non-current liabilities	23,126	21,073

Total liabilities	869,041	884,999

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 63.8 million (2008) and 64.4 million (2007) shares issued and outstanding	128	129
Paid-in-capital in excess of par value	199,602	160,872
Accumulated other comprehensive loss	(10,943)	(3,947)
Retained earnings	86,448	25,190

Total shareholders’ equity	275,235	182,244

Total liabilities and shareholders’ equity	$1,144,276	$1,067,243

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$517,896	$457,604	$1,589,298	$1,352,504
Handling & freight income	84,303	71,939	257,038	215,238

Net sales	602,199	529,543	1,846,336	1,567,742
Cost of sales	116,620	105,886	362,335	324,531

Gross profit	485,579	423,657	1,484,001	1,243,211
Royalty overrides	200,323	186,497	628,343	555,266
Selling, general & administrative expenses	196,761	158,864	584,274	460,449

Operating income	88,495	78,296	271,384	227,496
Interest expense, net	3,407	2,740	10,364	7,218

Income before income taxes	85,088	75,556	261,020	220,278
Income taxes	27,004	27,226	73,489	82,660

NET INCOME	$58,084	$48,330	$187,531	$137,618

Earnings per share:
Basic	$0.91	$0.71	$2.93	$1.96
Diluted	$0.89	$0.67	$2.83	$1.87
Weighted average shares outstanding:
Basic	63,594	68,513	64,062	70,282
Diluted	65,439	71,657	66,269	73,543

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$187,531	$137,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,789	25,854
Stock-based compensation expense	13,877	10,220
Excess tax benefits from share-based payment arrangements	(12,659)	(14,499)
Amortization of discount and deferred financing costs	359	221
Deferred income taxes	1,348	(2,661)
Unrealized foreign exchange gain	(4,580)	(2,571)
Write-off of deferred financing costs and unamortized discounts	—	204
Other	891	76
Changes in operating assets and liabilities:
Receivables	(16,483)	(2,040)
Inventories	(11,232)	25,879
Prepaid expenses and other current assets	(37,392)	(23,535)
Other assets	(1,613)	(774)
Accounts payable	8,155	(9,582)
Royalty overrides	14,201	2,929
Accrued expenses and accrued compensation	18,851	9,059
Advance sales deposits	6,877	(2,720)
Income taxes payable	359	39,026
Deferred compensation liability	(1,682)	2,250

NET CASH PROVIDED BY OPERATING ACTIVITIES	201,597	194,954

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(68,325)	(30,635)
Proceeds from sale of property	67	71
Deferred compensation plan assets	1,488	(1,644)

NET CASH USED IN INVESTING ACTIVITIES	(66,770)	(32,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from long-term debt	50,000	150,221
Principal payments on long-term debt	(117,652)	(103,391)
Dividends paid	(38,338)	(27,906)
Increase in deferred financing cost	(75)	(749)
Share repurchases	(94,193)	(204,030)
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	18,275	10,107
Excess tax benefits from share-based payment arrangements	12,659	14,499

NET CASH USED IN FINANCING ACTIVITIES	(169,324)	(161,249)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,516)	5,025

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,013)	6,522
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	187,407	154,323

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$149,394	$160,845

CASH PAID FOR:
Interest	$10,365	$10,548

Income taxes	$68,597	$52,067

NON-CASH ACTIVITIES:
Assets acquired under capital leases and other long-term debt	$28,785	$1,208

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Herbalife Ltd. (and together with its subsidiaries, “Herbalife” or the “Company”) is a leading global network marketing company that sells weight management products, nutritional supplements, energy & fitness products and personal care products through a network of over 1.9 million independent distributors, except in China, where the Company currently sells its products through retail stores and an employed sales force. The Company reports revenue in five geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic; South America, which includes Brazil; EMEA, which consists of Europe, the Middle East and Africa; and Asia Pacific, which consists of Asia, New Zealand and Australia.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

3.	Long-Term Debt

Long-term debt consists of the following:

	As of
	September 30,	December 31,
	2008	2007
	(In millions)

Borrowings under senior secured credit facility	$302.9	$357.1
Capital leases	5.6	7.4
Other debt	17.7	0.7

Total	326.2	365.2
Less: current portion	12.2	4.7

Long-term portion	$314.0	$360.5

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

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under its senior secured credit facility to fund the redemption of its 9 1/2% Notes due 2011 and all amounts remaining outstanding under the old credit facility. In September 2006, the Company prepaid $20.0 million of its new term loan borrowings. In March 2007, the Company made another prepayment of $29.5 million and expensed approximately $0.2 million of related unamortized deferred financing costs. As of September 30, 2008 and December 31, 2007, the amounts outstanding under the term loan were $147.2 million and $148.4 million, respectively.

In September 2007, the Company and its lenders amended the credit agreement governing the senior secured credit facility, increasing the amount of the revolving credit facility by an aggregate principal amount of

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$150.0 million to finance the increase in the Company’s share repurchase program (see Note 11 of the notes to unaudited consolidated financial statements for further discussion on the share repurchase program). During 2007, the Company borrowed an aggregate amount of $293.7 million under the revolving credit facility to fund its share repurchase program and paid down $85.0 million of the revolving credit facility. During the first quarter of 2008, the Company paid $30.0 million of the revolving credit facility. In May 2008, the Company borrowed an additional $40.0 million under the revolving credit facility to fund its share repurchase program and in June 2008 paid $28.0 million of the revolving credit facility. During the third quarter of 2008, the Company paid $45.0 million of the revolving credit facility, and in September 2008, the Company borrowed an aggregate amount of $10.0 million under the revolving credit facility. As of September 30, 2008 and December 31, 2007, the amounts outstanding under the revolving credit facility were $155.7 million and $208.7 million, respectively.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

5.	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Net income	$58.1	$48.3	$187.5	$137.6
Unrealized gain/(loss) on derivative instruments, net of tax	0.4	(0.6)	0.3	(0.3)
Foreign currency translation adjustment	(7.6)	0.3	(7.3)	0.7

Comprehensive income	$50.9	$48.0	$180.5	$138.0

6.	Segment Information

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

As of September 30, 2008 the Company sold products in 66 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments into one reporting segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Net Sales:
United States	$130.9	$106.1	$372.5	$313.9
Mexico	91.6	89.1	288.0	277.8
Others	379.7	334.3	1,185.8	976.0

Total Net Sales	$602.2	$529.5	$1,846.3	$1,567.7

Operating Margin(1):
United States	$57.2	$47.9	$157.9	$122.1
Mexico	40.5	35.8	122.6	112.3
Others	187.6	153.4	575.2	453.5

Total Operating Margin	285.3	237.1	855.7	687.9
Selling, general and administrative expenses	196.8	158.9	584.3	460.4
Interest expense, net	3.4	2.7	10.4	7.2

Income before income taxes	85.1	75.5	261.0	220.3
Income taxes	27.0	27.2	73.5	82.7

Net Income	$58.1	$48.3	$187.5	$137.6

	As of
	September 30,	December 31,
	2008	2007
	(In millions)

Total Assets:
United States	$604.6	$668.6
Mexico	78.9	62.3
Others	460.8	336.3

Total Assets	$1,144.3	$1,067.2

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(In millions)

Net sales by product line:
Weight Management	$379.2	$334.0	$1,165.2	$993.6
Targeted Nutrition	124.7	105.3	380.8	313.4
Energy and Fitness	27.6	24.1	78.1	66.9
Outer Nutrition	34.7	34.0	114.2	104.5
Literature, promotional and other(2)	36.0	32.1	108.0	89.3

Total Net Sales	$602.2	$529.5	$1,846.3	$1,567.7

Net sales by geographic region:
North America(3)	$135.9	$110.7	$387.7	$329.1
Mexico and Central America(4)	100.2	93.0	305.2	286.8
South America(5)	85.8	75.9	281.8	200.9
EMEA(6)	135.4	133.8	453.3	423.0
Asia Pacific(7)	144.9	116.1	418.3	327.9

Total Net Sales	$602.2	$529.5	$1,846.3	$1,567.7

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada and Jamaica.

(4)	Consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic.

(5)	Includes Brazil.

(6)	Consists of Europe, Middle East and Africa.

(7)	Consists of Asia, New Zealand and Australia.

7.	Stock Based Compensation

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted prior to January 1, 2006, compensation expense is recognized on a graded-vesting basis over the vesting term. For awards granted on or after January 1, 2006, compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the three and nine months ended September 30, 2008, stock-based compensation expenses amounted to $5.2 million and $13.9 million, respectively, and the related income tax benefits recognized in earnings amounted to $1.9 million and $5.2 million, respectively. For the three and nine months ended September 30, 2007, stock-based compensation expenses amounted to $3.6 million and $10.2 million, respectively, and the related income tax benefits recognized in earnings amounted to $1.4 million and $3.9 million, respectively.

As of September 30, 2008, the total unrecognized compensation cost related to non-vested stock awards was $56.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

For the three and nine months ended September 30, 2008, a tax deficiency of $0.1 million and excess tax benefits of $13.3 million, respectively, were generated from option exercises. For the three and nine months ended September 30, 2007, excess tax benefits of $9.5 million and $14.9 million, respectively, were generated from option exercises.

The Company’s stock-based compensation plans provide for grants of stock options, stock appreciation rights, or SARS, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10% during the fourth year. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of September 30, 2008 include stock options, SARS, and stock units.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

There were no stock options granted during the three and nine months ended September 30, 2008 and 2007. The following table summarizes the weighted average assumptions used in the calculation of fair market value for SARS and stock units granted during the three and nine months ended September 30, 2008 and 2007:

			Incentive Plan		Independent Directors
	SARS		Stock Units		Stock Units
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007

Expected volatility	39.70%	40.02%	39.70%	39.96%	—	—
Dividends yield	1.87%	2.00%	zero	zero	—	—
Expected term	6.2 years	6.2 years	2.5 years	2.5 years	—	—
Risk-free interest rate	3.21%	4.45%	2.43%	4.23%	—	—

			Incentive Plan		Independent Directors
	SARS		Stock Units		Stock Units
	Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007

Expected volatility	39.51%	41.16%	39.49%	41.16%	39.73%	41.82%
Dividends yield	1.94%	2.00%	zero	zero	zero	zero
Expected term	5.81 years	6.2 years	2.76 years	2.5 years	3.0 years	3.0 years
Risk-free interest rate	2.61%	4.80%	2.00%	4.81%	2.49%	5.00%

The following tables summarize the activity under the stock-based compensation plans for the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2007	8,159	$20.80
Granted	1,880	46.24
Exercised	(1,484)	14.33
Forfeited	(1,371)	33.13

Outstanding at September 30, 2008	7,184	$26.44	6.5 years	$103.8

Exercisable at September 30, 2008	3,708	$18.49	5.5 years	$78.1

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		Weighted Average	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Grant Date Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2007	273.9	$38.40	$10.5
Granted	511.1	45.35	23.2
Vested	(89.9)	37.00	(3.3)
Cancelled	(196.4)	43.29	(8.7)

Outstanding and nonvested at September 30, 2008	498.70	$43.39	$21.7

The weighted-average grant date fair value of stock awards granted during the three and nine months ended September 30, 2008 was $21.73 and $21.96, respectively. The total intrinsic value of stock awards exercised during the three and nine months ended September 30, 2008 was $4.6 million and $44.9 million, respectively.

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

As of September 30, 2008, the total amount of unrecognized tax benefits, related interest and penalties was $43.9 million, $9.5 million and $3.9 million, respectively. During the nine months ended September 30, 2008, the Company recorded tax, interest and penalties related to uncertain tax positions of $4.7 million, $1.5 million and $0.8 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits was recognized, $37.8 million of unrecognized tax benefits, $9.5 million of interest and $3.9 million of penalties, would impact the effective tax rate and $6.1 million would result in an increase to goodwill.

During the nine months ended September 30, 2008, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will terminate on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during the 2008 and 2009 years and a concessionary tax rate in China for the remaining years included in the holiday period.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at September 30, 2008 the maximum length of time over which the Company is hedging these exposures is approximately one year.

Under its senior secured credit facility, the Company is obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of September 30, 2008 and December 31, 2007, the hedge relationship qualified as an effective hedge under SFAS 133. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes and the Company recorded the interest rate swap as a liability at fair value of $0.7 million and $1.4 million as of September 30, 2008 and December 31, 2007, respectively.

Foreign Currency Instruments

The Company also designates certain derivatives, such as foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. As of September 30, 2008, all of the Company’s outstanding foreign exchange forward and option contracts have maturity dates of less than one year. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of September 30, 2008.

10.	Restructuring Reserve

In July 2006, the Company initiated the realignment of its employee base as part of the first phase of its Realignment for Growth plan and during the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan. In connection therewith, the Company recorded $0.1 million and $1.9 million of professional fees, severance and related costs for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, the Company recorded expenses related to the Realignment for Growth plan of $0.1 million and $1.8 million, respectively. All such amounts were included in selling, general and administrative expenses.

The following table summarizes the components of this reserve as of September 30, 2008 (in millions):

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2007	$2.9	$—	$0.6	$3.5
Charges	1.4	—	0.5	1.9
Cash payments	(4.1)	—	(1.1)	(5.2)

Balance as of September 30, 2008	$0.2	$—	$—	$0.2

11.	Shareholders’ Equity

Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. On January 31, 2008, the Company’s board of directors approved a quarterly cash dividend of $0.20 per

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

common share in an aggregate amount of $12.9 million, for the fourth quarter of 2007 that was paid to shareholders of record on March 14, 2008. On May 1, 2008, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.7 million, for the first quarter of 2008 that was paid to shareholders of record on June 13, 2008. On August 5, 2008, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.8 million, for the second quarter of 2008 that was paid to shareholders of record on August 27, 2008. For the nine months ended September 30, 2008, and 2007, the Company has paid cash dividends of approximately $38.4 million and $27.9 million, respectively.

Share Repurchases

On April 18, 2007, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant. On August 23, 2007, the Company’s board of directors approved an increase of $150 million to the share repurchase program raising the total value of Company common shares authorized to be repurchased to $450 million. During the quarter ended March 31, 2008, the Company repurchased approximately 0.4 million of its common shares through open market purchases at an aggregate cost of $17.7 million or an average cost of $39.28 per share. On May 20, 2008, the Company’s board of directors approved an additional increase of $150 million to the share repurchase program raising the total value of Company common shares authorized to be repurchased to $600 million. During the quarter ended, June 30, 2008, the Company repurchased approximately 1.8 million of its common shares through open market purchases at an aggregate cost of $76.5 million or an average cost of $43.23 per share. There were no share repurchases during the quarter ended September 30, 2008. As of September 30, 2008, since the inception of the share repurchase program, the Company has repurchased approximately 11.3 million of its common shares at an aggregate cost of $460.0 million or an average cost of $40.82 per share.

The aggregate purchase price of the common shares repurchased was reflected as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.

12.	Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options, SARS, stock units and warrants.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Weighted average shares used in basic computations	63,594	68,513	64,062	70,282
Dilutive effect of exercise of equity grants outstanding	1,649	2,859	2,012	2,991
Dilutive effect of warrants	196	285	195	270

Weighted average shares used in diluted computations	65,439	71,657	66,269	73,543

Equity grants, such as stock options, SARS or stock units, to purchase or acquire 1.4 million common shares were outstanding during the three and nine months ended September 30, 2008 but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of a common share and therefore such equity grants would be anti-dilutive. Equity grants, such as stock options, SARS

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

or stock units, to purchase or acquire 0.9 million common shares were outstanding during the nine months ended September 30, 2007, but were considered anti-dilutive and were not included in the computation of diluted earnings per share. There were no outstanding anti-dilutive equity grants during the three months ended September 30, 2007.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Assets or liabilities that have recurring measurements and are measured at fair value are shown below:

Fair Value Measurements at Reporting Date Using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets/Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
		(In millions)

Financial Assets:
Foreign currency forward and option contracts	$6.5	$—	$6.5	$—

Total financial assets	$6.5	$—	$6.5	$—

Financial Liabilities:
Foreign currency forward and option contracts	$1.7	$—	$1.7	$—
Interest rate swap	0.7	—	0.7	—

Total financial liabilities	$2.4	$—	$2.4	$—

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

On October 30, 2008, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the third quarter of 2008, payable on December 9, 2008 to shareholders of record on November 25, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Herbalife is a global network marketing company that sells weight management products, nutritional supplements, energy & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.1 billion for the year ended December 31, 2007. As of September 30, 2008, we sold our products in 66 countries through a network of over 1.9 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 28-year operating history. Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd. and its subsidiaries.

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

The opportunities and challenges upon which we are most focused are retailing of our products, recruitment and retention of distributors, improving distributor productivity, entering new markets, further penetrating existing markets including China, globalizing successful distributor methods of operation such as Nutrition Clubs, introducing new products, developing niche market segments and further investing in our infrastructure.

In late 2007, we changed our geographic regions. This updated regional structure allows us to better support the distributor leadership and enhance synergies within the regions. Under the new geographic regions, we report revenue from:

•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama and Dominican Republic;

•	South America, which includes Brazil;

•	EMEA, which consists of Europe, the Middle East and Africa; and

•	Asia Pacific, which consists of Asia, New Zealand and Australia.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Volume points in millions)

North America	202.8	173.1	17.2%	586.2	510.5	14.8%
Mexico & Central America	139.6	149.1	(6.4)%	456.0	459.0	(0.7)%
South America	93.9	99.6	(5.7)%	308.5	273.1	13.0%
EMEA	116.2	125.2	(7.2)%	382.3	402.1	(4.9)%
Asia Pacific	139.1	120.0	15.9%	409.9	343.9	19.2%

Worldwide	691.6	667.0	3.7%	2,142.9	1,988.6	7.8%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

North America	11,723	10,728	9.3%	33,862	31,699	6.8%
Mexico & Central America	6,695	8,512	(21.3)%	22,982	25,433	(9.6)%
South America	10,306	11,554	(10.8)%	35,494	31,805	11.6%
EMEA	6,052	7,391	(18.1)%	21,107	24,112	(12.5)%
Asia Pacific (excluding China)	10,532	10,253	2.7%	30,676	29,918	2.5%

Total New Supervisors	45,308	48,438	(6.5)%	144,121	142,967	0.8%
New China Sales Employees(1)	7,283	4,544	60.3%	19,500	10,353	88.4%

Worldwide Total New Sales Leaders	52,591	52,982	(0.7)%	163,621	153,320	6.7%

(1)	China sales employees represent the cumulative total employed sales force, both active and inactive, operating under our China marketing plan where we sell our products through retail stores. We will begin an annual re-evaluation process commencing in early 2009 to determine the ongoing active sales employees in China and we anticipate a reduction in this figure following this annual re-evaluation process.

Number of Supervisors and Retention Rates by Geographic Region as of Re-qualification Period

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

Supervisor Statistics (Excluding China)	2008	2007
	(In thousands)

January 1 total supervisors	451.6	400.6
January & February new supervisors	28.6	26.7
Demoted supervisors (did not re-qualify)	(167.7)	(135.9)
Other supervisors (resigned, etc)	(2.8)	(1.4)

End of February total supervisors	309.7	290.0

The distributor statistics below further highlight the calculation for retention.

Supervisor Retention (Excluding China)	2008	2007
	(In thousands)

Supervisors needed to re-qualify	284.0	236.2
Demoted supervisors (did not re-qualify)	(167.7)	(135.9)

Total requalified	116.3	100.3

Retention rate	41.0%	42.5%

The table below reflects the number of sales leaders as of February (subsequent to the annual re-qualification date) and supervisor retention rate by year and by region.

	Number of Sales Leaders		Supervisor Retention Rate
	2008	2007	2008	2007

North America	64,383	54,314	43.5%	43.1%
Mexico & Central America	62,418	62,683	44.4%	55.2%
South America	66,075	51,302	34.4%	32.9%
EMEA	59,446	64,862	46.6%	46.2%
Asia Pacific (excluding China)	57,355	56,871	34.3%	35.0%

Total Supervisors	309,677	290,032	41.0%	42.5%
China Sales Employees(1)	25,294	8,759

Worldwide Total Sales Leaders	334,971	298,791

(1)	China sales employees represent the cumulative total employed sales force, both active and inactive, operating under our China marketing plan where we sell our products through retail stores. We will begin an annual re-evaluation process commencing in early 2009 to determine the ongoing active sales employees in China and we anticipate a reduction in this figure following this annual re-evaluation process.

The number of supervisors by geographic region as of the quarterly reporting dates will normally be higher than the number of supervisors by geographic region as of the re-qualification period because supervisors who do not re-qualify during the relevant twelve-month period will be dropped from the rank of supervisor the following February. Since supervisors purchase most of our products for resale to other distributors and consumers, comparisons of supervisor totals on a year-to-year basis are good indicators of our recruitment and retention efforts in different geographic regions.

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

Summary Financial Results

Net sales for the three and nine months ended September 30, 2008 increased 13.7% and 17.8% to $602.2 million and $1,846.3 million, respectively, compared to the same periods in 2007. For the three months ended September 30, 2008, net sales in our top countries including the U.S., China, Brazil, Italy and Taiwan increased 23.4%, 87.3%, 47.3%, 27.1% and 20.0%, respectively, as compared to the same period in 2007. For the nine months ended September 30, 2008, net sales in our top countries including the U.S., China, Venezuela, Brazil and Italy increased 18.7%, 105.7%, 115.5%, 23.7% and 27.6%, respectively, as compared to the same period in 2007. These increases in net sales were mainly due to the continued success of our various daily methods of operations, or DMO’s, like the Nutrition Club DMO and its expansion into Commercial Clubs and Central Clubs, Wellness Coach DMO, Weight Loss Challenge DMO and Healthy Breakfast DMO, distributor momentum from sales Extravaganzas held during the third quarter and an increase in the number of new sales employees in China compared to the prior year period. Overall, the appreciation of foreign currencies had a $25.8 million and $102.4 million favorable impact on net sales for the three and nine months ended September 30, 2008, respectively, representing 35.5% and 36.7% of the total net sales increase of $72.7 million and $278.6 million, respectively.

Net income for the three months ended September 30, 2008 increased 20.2% to $58.1 million, or $0.89 per diluted share, compared to $48.3 million, or $0.67 per diluted share, for the same period in 2007. Net income for the nine months ended September 30, 2008 increased 36.3% to $187.5 million, or $2.83 per diluted share, compared to $137.6 million, or $1.87 per diluted share, for the same period in 2007. These increases were driven by revenue growth in many of our markets and a lower effective tax rate, partially offset by higher labor costs, sales events costs, advertising and promotion expenses and depreciation expense.

Net income for the nine months ended September 30, 2008 included a $1.1 million unfavorable after tax impact in connection with the Realignment for Growth plan. Net income for the nine months ended September 30, 2007 included an unfavorable after tax impact of $1.0 million in connection with the Realignment for Growth plan, an increase in tax reserve of $3.6 million and the impact of a $0.6 million tax benefit resulting from an international income tax settlement.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.4	20.0	19.6	20.7

Gross profit	80.6	80.0	80.4	79.3
Royalty overrides	33.3	35.2	34.0	35.4
Selling, general and administrative expenses	32.6	30.0	31.7	29.4

Operating income	14.7	14.8	14.7	14.5
Interest expense, net	0.6	0.5	0.6	0.5

Income before income taxes	14.1	14.3	14.1	14.0
Income taxes	4.5	5.2	4.0	5.3

Net income	9.6%	9.1%	10.1%	8.7%

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended September 30,
	2008					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$218.9	$(104.5)	$114.4	$21.5	$135.9	$179.2	$(85.5)	$93.7	$17.0	$110.7	22.8%
Mexico & Central America	165.6	(80.8)	84.8	15.4	100.2	156.4	(76.2)	80.2	12.8	93.0	7.7%
South America	143.7	(70.1)	73.6	12.2	85.8	134.0	(67.2)	66.8	9.1	75.9	13.0%
EMEA	219.4	(106.3)	113.1	22.3	135.4	217.1	(104.7)	112.4	21.4	133.8	1.2%
Asia Pacific	215.6	(83.6)	132.0	12.9	144.9	179.4	(74.9)	104.5	11.6	116.1	24.8%

Worldwide	$963.2	$(445.3)	$517.9	$84.3	$602.2	$866.1	$(408.5)	$457.6	$71.9	$529.5	13.7%

	Nine Months Ended September 30,
	2008					2007
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
					(Dollars in millions)

North America	$621.8	$(296.6)	$325.2	$62.5	$387.7	$531.8	$(253.7)	$278.1	$51.0	$329.1	17.8%
Mexico & Central America	507.2	(247.7)	259.5	45.7	305.2	482.4	(234.8)	247.6	39.2	286.8	6.4%
South America	487.6	(242.9)	244.7	37.1	281.8	347.9	(171.8)	176.1	24.8	200.9	40.3%
EMEA	735.9	(355.7)	380.2	73.1	453.3	689.1	(332.2)	356.9	66.1	423.0	7.2%
Asia Pacific	633.1	(253.4)	379.7	38.6	418.3	512.3	(218.5)	293.8	34.1	327.9	27.6%

Worldwide	$2,985.6	$(1,396.3)	$1,589.3	$257.0	$1,846.3	$2,563.5	$(1,211.0)	$1,352.5	$215.2	$1,567.7	17.8%

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

North America

The North America region reported net sales of $135.9 million and $387.7 million for the three and nine months ended September 30, 2008, respectively. Net sales increased $25.2 million, or 22.8%, and $58.6 million, or 17.8%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased 22.6% and 17.5% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had a neutral impact on net sales for the three months and a positive $0.9 million impact on net sales for the nine months ended September 30, 2008. The overall increase was a result of net sales growth in the U.S. of $24.8 million, or 23.4%, and $58.6 million, or 18.7%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007.

The increase in net sales in North America was primarily due to the continued success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the recent development of the Weight Loss Challenge DMO. The mix of business in the U.S. was 66% Spanish speaking and 34% Non-Spanish speaking for the three months ended September 30, 2008 and 65% and 35%, respectively, for the nine months ended September 30,

2008. In October 2008, the region hosted an Extravaganza in Los Angeles that was attended by over 13,000 distributors, an increase compared to a similar event in 2007.

New supervisors in the region increased 9.3% and 6.8% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. New supervisor growth in the United States was 9.6% and 7.6% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007.

We believe the fiscal year 2008 net sales in North America should continue to show year over year positive growth primarily as a result of continued momentum in the United States resulting from the transformation of our distributor business focus to a daily consumption model.

Mexico and Central America

The Mexico and Central America region reported net sales of $100.2 million and $305.2 million for the three and nine months ended September 30, 2008, respectively. Net sales increased $7.2 million, or 7.7%, and $18.4 million, or 6.4%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased by 1.4% and 2.1% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $6.0 million and $12.5 million on net sales for the three and nine months ended September 30, 2008, respectively. Net sales in Mexico increased $2.5 million, or 2.8%, and $10.2 million, or 3.7%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007.

During the third quarter we began collecting a Value Added Tax, or VAT, from our distributors that has been levied by the Mexican government on the import and resale of certain products. Distributors previously paid 0% VAT on purchases of most of our products. This VAT increase impacted approximately 60% of our volume in the Mexican market and the fact that the predominant DMO in Mexico is retail price-sensitive caused volumes to decline sequentially from the second quarter. We are in the process of challenging this assessment on several fronts, however in the near-term while the products continue to be subject to VAT, we expect volume growth to be constrained.

The region hosted an extravaganza in Mexico City in July 2008 that was attended by over 15,000 distributors, a decrease compared to a similar event in 2007.

New supervisors in the region decreased 21.3% and 9.6% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. Mexico’s new supervisors decreased by 23.5% and 11.1% for the three and nine months ended September 30, 2008, respectively.

We believe the fiscal year 2008 net sales in Mexico and Central America should show a slight year over year decrease reflecting lower volumes due to the recent VAT charge coupled with assumed unfavorable currency fluctuations in the fourth quarter 2008.

South America

The South America region reported net sales of $85.8 million and $281.8 million for the three and nine months ended September 30, 2008, respectively. Net sales increased $9.9 million, or 13.0%, and $80.9 million, or 40.3%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased 4.2% and 28.8% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had a $6.8 million and $23.2 million favorable impact on net sales for the three and nine months ended September 30, 2008, respectively. The increase in net sales for the region was primarily attributable to net sales increases in Brazil, Venezuela, Peru and Bolivia.

In Brazil, the region’s largest market, net sales increased $14.0 million, or 47.3%, and $22.6 million, or 23.7%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. The increase in net sales was a result of successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club DMO. In addition, the timing of this year’s Extravaganza, which was held in July 2008 versus December 2007 a year ago, created positive distributor momentum. Favorable foreign currency fluctuations also contributed to the increase in net sales for the three and nine months ended September 30, 2008.

Venezuela, the region’s second largest market, experienced net sales increase of $1.3 million or 8.9%, and $35.2 million or 115.5%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007, reflecting slowing third quarter volumes as a result of price increases of 20% and 25% in January and May 2008, respectively.

New supervisors in the region decreased 10.8% and increased 11.6% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. For the three months ended September 30, 2008, the decrease was driven by declines in Argentina, Venezuela and Columbia of 62.1%, 50.2% and 23.1%, respectively, as compared to the same period in 2007. These declines were offset by increases in new supervisor growth in Bolivia and Brazil which increased 57.0% and 24.0%, respectively, for the three months ended September 30, 2008 as compared to the same period in 2007. For the nine months ended September 30, 2008, the increase was driven by increases in Bolivia, Peru and Venezuela of 119.8%, 63.3% and 52.0%, respectively, as compared to the same period in 2007. These increases were offset by declines in Argentina, Brazil and Columbia of 30.5%, 9.9% and 17.0%, respectively, for the nine months ended September 30, 2008 as compared to the same period in 2007.

We believe the fiscal year 2008 net sales in South America should show positive year over year growth reflecting the many successful DMO’s and price increases partially offset by slowing volumes in Venezuela and Argentina and assumed unfavorable currency fluctuations during the fourth quarter 2008.

EMEA

The EMEA region reported net sales of $135.4 million and $453.3 million for the three and nine months ended September 30, 2008, respectively. Net sales increased $1.6 million, or 1.2%, and $30.3 million, or 7.2%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales decreased 5.7% and 3.5% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. The fluctuation of foreign currency rates had a favorable impact on net sales of $9.3 million and $45.1 million for the three and nine months ended September 30, 2008, respectively.

Among the largest markets in the region, Italy and France reported net sales increases of 27.1% and 17.6%, respectively, while Spain reported a net sales decrease of 27.6% for the three months ended September 30, 2008, as compared to the same period in 2007. For the nine months ended September 30, 2008, Italy and France, reported net sales increases of 27.6% and 25.8%, respectively, while Spain reported a net sales decrease of 1.9% for the nine months ended September 30, 2008, as compared to the same period in 2007. The increase in net sales for Italy and France was driven by growth in Total Plan, Wellness Evaluations and Healthy Breakfast DMOs. The decrease in net sales for Spain reflects the impact of negative media reports in April 2008 relating to the Spanish Ministry of Health issuing a press release regarding their on-going inquiry into the products that we sell in Spain. Net sales in the Netherlands increased 6.0% and 4.9% for the three months and nine months ended September 30, 2008, respectively, as compared to the same period in 2007 and reflect a re-activated distributor base that is utilizing the Wellness Evaluation and Healthy Breakfast DMOs. In addition, Eastern European countries have shown signs of potential long-term growth as net sales increased in Russia by 37.8% and 47.4% and Poland by 55.9% and 57.9% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. The increases in Russia and Poland were primarily driven by adoption of the Nutrition Club concept in the form of a Breakfast Club DMO. These increases were offset by declines in Germany and Portugal. Germany net sales declined 27.3% and 18.8% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007, as it transitions to daily consumption models including Nutrition Clubs and Wellness Evaluations. Portugal net sales declined 50.9% and 41.3% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007, due to weaker recruiting efforts as this market, similar to Brazil in 2006, transitions toward daily consumption methods.

For the three and nine months ended September 30, 2008, new supervisors for the region decreased 18.1% and 12.5%, respectively, with declines in Portugal, Spain and Germany of 77.6%, 56.9% and 50.7%, respectively, for the three months ended September 30, 2008 and declines of 65.7%, 21.0% and 47.8%, respectively, for the nine months ended September 30, 2008. These declines were offset by increases in Russia, France and Italy, which were up 37.9%, 24.5% and 18.0%, respectively, for the three months ended September 30, 2008 and 50.2%, 21.3% and 19.8%, respectively, for the nine months ended September 30, 2008.

We believe fiscal year 2008 net sales in EMEA to show a slight increase on the strength of year to date favorable currency fluctuations partially offset by assumed unfavorable currency fluctuations during the fourth quarter 2008.

Asia Pacific

The Asia Pacific region reported net sales of $144.9 million and $418.3 million for the three and nine months ended September 30, 2008, respectively. Net sales increased $28.8 million, or 24.8%, and $90.4 million, or 27.6%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased 21.6% and 21.3% for the three and nine months ended September 30, 2008, respectively, as compared to same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $3.7 million and $20.6 million on net sales for the three and nine months ended September 30, 2008, respectively. The increase in net sales in Asia Pacific was primarily attributable to the increases in four of our five largest markets in the region, China, Taiwan, South Korea and Malaysia, partially offset by a decrease in Japan.

China, our largest market in the region, reported net sales of $41.2 million and $104.5 million for the three and nine months ended September 30, 2008, respectively. Net sales increased $19.2 million, or 87.3%, and $53.7 million, or 105.7%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. In local currency, net sales increased 69.6% and 87.1% for the three and nine months ended September 30, 2008, respectively, as compared to same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $3.9 million and $9.4 million on net sales for the three and nine months ended September 30, 2008, respectively. China sales during the quarter were negatively impacted by the Olympics as the Chinese government did not allow the Company to host sales employees training meetings leading up to and during the event. As of September 30, 2008, we had 89 stores in China across 30 Chinese provinces. Additionally, during the quarter we received approval for five additional direct selling licenses in the provinces of Beijing, Guangdong, Shandong, Zhejiang and Guizhou. We now have six direct selling licenses to operate in China.

Net sales in Taiwan, our second largest market in the region, increased $5.4 million, or 20.0%, and $14.5 million, or 17.9%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, has been a positive catalyst for growth in this country.

Net sales in South Korea, our third largest market in the region, increased $4.8 million, or 30.0%, and $9.1 million, or 18.8%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007, driven by branding activities and the adoption of the Nutrition Club DMO, in the form of Commercial Clubs.

Net sales in Japan, our fourth largest market in the region, decreased $5.5 million, or 29.7%, and $2.9 million, or 5.3%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007, driven by a decline in distributor recruiting.

Net sales in Malaysia increased $5.2 million, or 88.8%, and $13.6 million, or 85.3%, for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007, reflecting positive distributor momentum and increased recruiting.

New supervisors in the region, excluding China, increased 2.7% and 2.5% for the three and nine months ended September 30, 2008, respectively, as compared to the same period in 2007. New supervisors for Malaysia, South Korea and Taiwan increased 77.2%, 49.0% and 2.0%, respectively, for the three months ended September 30, 2008. For the nine months ended September 30, 2008, new supervisors for Malaysia, South Korea and Taiwan increased 67.9%, 24.8% and 6.4%, respectively. These increases were offset by declines in Japan and Thailand of 69.9% and 17.4%, respectively, for the three months ended September 30, 2008 and declines of 33.0% and 33.7%, respectively, for the nine months ended September 30, 2008.

We believe the fiscal year 2008 net sales in Asia Pacific should continue to show positive year over year growth, primarily as a result of the expansion of our business in China and continued growth in other key markets partially offset by assumed unfavorable foreign currency fluctuations during the fourth quarter 2008.

Sales by Product Category

	Three Months Ended September 30,
	2008					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$625.3	$(300.9)	$324.4	$54.8	$379.2	$564.3	$(277.1)	$287.2	$46.8	$334.0	13.5%
Targeted Nutrition	205.9	(99.1)	106.8	17.9	124.7	177.8	(87.3)	90.5	14.8	105.3	18.4%
Energy and Fitness	45.5	(21.9)	23.6	4.0	27.6	40.7	(20.0)	20.7	3.4	24.1	14.5%
Outer Nutrition	57.2	(27.5)	29.7	5.0	34.7	57.3	(28.1)	29.2	4.8	34.0	2.1%
Literature, Promotional and Other	29.3	4.1	33.4	2.6	36.0	26.0	4.0	30.0	2.1	32.1	12.1%

Total	$963.2	$(445.3)	$517.9	$84.3	$602.2	$866.1	$(408.5)	$457.6	$71.9	$529.5	13.7%

	Nine Months Ended September 30,
	2008					2007
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$1,940.7	$(942.6)	$998.1	$167.1	$1,165.2	$1,675.6	$(822.7)	$852.9	$140.7	$993.6	17.3%
Targeted Nutrition	634.5	(308.2)	326.3	54.5	380.8	528.4	(259.4)	269.0	44.4	313.4	21.5%
Energy and Fitness	130.0	(63.1)	66.9	11.2	78.1	112.8	(55.4)	57.4	9.5	66.9	16.7%
Outer Nutrition	190.2	(92.4)	97.8	16.4	114.2	176.2	(86.5)	89.7	14.8	104.5	9.3%
Literature, Promotional and Other	90.2	10.0	100.2	7.8	108.0	70.5	13.0	83.5	5.8	89.3	20.9%

Total	$2,985.6	$(1,396.3)	$1,589.3	$257.0	$1,846.3	$2,563.5	$(1,211.0)	$1,352.5	$215.2	$1,567.7	17.8%

Net sales of all product categories increased for the three and nine months ended September 30, 2008, as compared to the same periods in 2007, mainly due to the sales momentum discussed above. We expect growth rates within our product categories to vary from time to time as we launch new products.

Gross Profit

Gross profit was $485.6 million and $1,484.0 million for the three and nine months ended September 30, 2008, respectively, as compared to $423.7 million and $1,243.2 for the same periods in 2007. As a percentage of net sales, gross profit for the three and nine months ended September 30, 2008 was 80.6% and 80.4%, respectively, as compared to 80.0% and 79.3% for the same periods in 2007. The increase in gross profit percentage was primarily due to country mix and foreign exchange fluctuations. Generally, gross profit percentages do not vary significantly as a percentage of net sales other than due to product or country mix, pricing changes, ongoing cost reduction initiatives, foreign exchange rates and provisions for slow moving and obsolete inventory. We are experiencing ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting current global economic trends. We believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides as a percentage of net sales were 33.3% and 34.0% for the three and nine months ended September 30, 2008, respectively, as compared to 35.2% and 35.4% in the same periods of 2007. The decrease for the three and nine months ended September 30, 2008 was primarily due to product and country mix, and the increase in sales in China where the compensation paid to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. Additionally, the timing of cash promotion awards to distributors may affect this expense item, both in absolute dollars and as a percentage of net sales. Generally, this ratio varies slightly from period to period reflecting the global nature of our marketing plan. Due to the structure of our global compensation plan coupled with expected sales increases in China, we expect to see an on-going reduction in royalty overrides as a percent of net sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales were 32.6% and 31.7% for the three and nine months ended September 30, 2008, respectively, as compared to 30.0% and 29.4% for the same periods in 2007.

For the three and nine months ended September 30, 2008, selling, general and administrative expenses increased $37.9 million and $123.8 million to $196.8 million and $584.3 million, respectively, as compared to the same periods in 2007. The increase for the three and nine months ended September 30, 2008 included $23.5 million and $59.7 million in higher salaries and benefits, respectively, due to higher compensation costs associated with full-time employee sales representatives in China and normal merit increases, $1.9 million and $11.7 million in higher distributor sales events costs, respectively, $4.1 million and $8.7 million in higher advertising and promotion expenses, respectively, $4.1 million and $3.7 million in higher professional fees, respectively, and $3.8 million and $9.0 million in higher depreciation and amortization expenses, respectively, related mostly to the development of our technology infrastructure, including the rollout of Oracle, and the expansion and relocation to new facilities. These increases in costs were partially offset by foreign exchange gain of $8.6 million and $0.5 million for the three and nine months ended September 30, 2008, respectively.

We expect 2008 selling, general and administrative expenses to increase in absolute dollars over 2007 levels reflecting higher China sales employee costs, higher fixed infrastructure spending, and various sales growth initiatives, including sales events and promotions. As a result of these initiatives, selling, general and administrative expenses as a percentage of net sales should continue to be above 2007 levels.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Net Interest Expense	2008	2007	2008	2007
	(Dollars in millions)

Interest expense	4.9	4.1	15.3	11.5
Interest income	(1.5)	(1.4)	(4.9)	(4.3)

Net interest expense	$3.4	$2.7	$10.4	$7.2

The increase in interest expense for the three and nine months ended September 30, 2008 as compared to the same period in 2007 was primarily due to the higher balance of long term borrowings, partially offset by lower interest rates, in 2008 as compared to 2007. See “Liquidity and Capital Resources” below for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $27.0 million and $73.5 million for the three and nine months ended September 30, 2008, respectively, as compared to $27.2 million and $82.7 million for the same period in 2007. As a percentage of pre-tax income, the effective income tax rate was 31.7% and 28.2% for the three and nine months ended September 30, 2008, respectively, as compared to 36.0% and 37.5% for the same periods in 2007. The decrease in the effective tax rate for the three and nine months ended September 30, 2008, as compared to the same period in 2007, was primarily due to a decrease in the operating effective tax rate reflecting country mix, the tax holiday in China and the favorable impact of our global entity structuring and planning offset by an increase in unrecognized tax benefits during the quarter ended September 30, 2008.

Restructuring Costs

In July 2006, we initiated the realignment of our employee base as part of the first phase of the Realignment for Growth plan and during the fourth quarter of 2007, we initiated the second phase of the Realignment for Growth plan. We recorded $0.1 million and $1.9 million of professional fees, severance and related costs for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, we recorded expenses related to the Realignment for Growth plan of $0.1 million and $1.8 million, respectively. All such amounts were included in selling, general and administrative expenses.

Subsequent Event

On October 30, 2008, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the third quarter of 2008, payable on December 9, 2008 to shareholders of record on November 25, 2008.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material restrictions on the ability to transfer and remit funds among our international affiliated companies. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has resulted from our share repurchase activities and not from the need to fund our normal operations, therefore limiting the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which has $94.3 million of undrawn capacity as of September 30, 2008 and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.

For the nine months ended September 30, 2008, we generated $201.6 million of operating cash flow, as compared to $195.0 million for the same period in 2007. The increase in cash generated from operations was primarily due to the increase in operating income of $43.9 million driven by a 17.8% growth in net sales for the nine months ended September 30, 2008 compared to the same period in 2007, partially offset by higher income tax payments, higher receivable balance resulting from a higher sales volume and an increase in inventory purchases.

Capital expenditures, including capital leases, for the nine months ended September 30, 2008 were $82.4 million as compared to $31.8 million for the same period in 2007. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. We expect to incur capital expenditures of approximately $103.0 million in 2008.

We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. In March 2007, we made a prepayment of $29.5 million on our term loan borrowings. In September 2007, the credit agreement was amended increasing the revolving credit facility by $150.0 million to fund the increase in our share repurchase program discussed below. During 2007, we borrowed an aggregate amount of $293.7 million under the revolving credit facility to fund our share repurchase program and paid $85.0 million of the revolving credit facility. During the first quarter of 2008, we paid $30.0 million of the revolving credit facility. During the second quarter of 2008, we borrowed an aggregate amount of $40.0 million and paid $28.0 million of the revolving credit facility. During the third quarter of 2008, we paid $45.0 million of the revolving credit facility, and in September 2008, we borrowed an aggregate amount of $10.0 million under the revolving credit facility.

The following summarizes our contractual obligations including interest at September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2013 &
	Total	2008	2009	2010	2011	2012	Thereafter
	(Dollars in millions)

Borrowings under the senior credit facility	$369.4	$4.3	$17.1	$17.0	$16.9	$169.1	$145.0
Capital leases	6.1	0.5	2.4	1.3	1.0	0.9	—
Operating leases	121.5	8.3	29.4	22.7	14.4	11.8	34.9
Other	35.1	—	14.9	14.9	5.3	—	—

Total	$532.1	$13.1	$63.8	$55.9	$37.6	$181.8	$179.9

Off Balance Sheet Arrangements

At September 30, 2008 and December 31, 2007, we had no material off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Share Repurchases

On April 18, 2007, our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million, raising the total value of our common shares authorized to be repurchased to $450 million. During 2007, we repurchased approximately 9.1 million common shares through open market purchases at an aggregate cost of $365.8 million, or an average cost of $40.39 per share. During the first quarter 2008, we repurchased approximately 0.4 million common shares through open market purchases at an aggregate cost of $17.7 million, or an average cost of $39.28 per share. On May 20, 2008, our board of directors approved an additional increase of $150 million to our previously authorized share repurchase program raising the total value of common shares authorized to be repurchased to $600 million. During the quarter ended June 30, 2008, we repurchased approximately 1.8 million of our common shares through open market purchases at an aggregate cost of $76.5 million, or an average cost of $43.23 per share. There were no share repurchases during the quarter ended September 30, 2008. As of September 30, 2008, since the inception of the share repurchase program, we have repurchased 11.3 million of the our common shares at an aggregate cost of $460.0 million, or an average cost of $40.82 per share.

Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. The aggregate amount of dividends paid and declared during fiscal year 2007 was $41.5 million. On January 31, 2008, our board of directors approved a quarterly cash dividend of $0.20 per common share or $12.9 million, for the fourth quarter of 2007 that was paid to shareholders of record on March 14, 2008. On May 1, 2008, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.7 million, for the first quarter of 2008 that was paid to shareholders of record on June 13, 2008. On August 5, 2008, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.8 million, for the second quarter of 2008 that was paid to shareholders of record on August 27, 2008. For the nine months ended September 30, 2008 and 2007, we paid cash dividends of approximately $38.4 million and $27.9 million, respectively.

Working Capital and Operating Activities

As of September 30, 2008 and December 31, 2007, we had positive working capital of $101.2 million and $111.5 million, respectively. Cash and cash equivalents were $149.4 million at September 30, 2008, compared to $187.4 million at December 31, 2007.

We expect that cash and funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our term loan.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part 1, Item 3 — Quantitative and Qualitative Disclosures about Market Risks.

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

At September 30, 2008, Herbalife Venezuela had cash balances of approximately $39.0 million, primarily denominated in bolivars. We continue to evaluate the political and economic environment in Venezuela and any potential changes which may affect our operations. We are currently making appropriate applications through the Venezuelan government for acquisition of U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. Herbalife Venezuela’s net sales represented less than 4% of consolidated worldwide net sales for the nine months ended September 30, 2008.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.8% of retail sales for the three and nine months ended September 30, 2008. No material changes in estimates have been recognized for the three and nine months ended September 30, 2008.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $11.0 million and $12.0 million as of September 30, 2008 and December 31, 2007, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations, or SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of September 30, 2008 and December 31, 2007 we had goodwill of approximately $111.3 million and $111.5 million, respectively, and marketing franchise of $310.0 million for both periods. No goodwill impairment was needed during the three and nine months ended September 30, 2008.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after

November 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated financial statements.

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

Foreign exchange forward contracts are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. Foreign exchange option contracts are also used to mitigate the impact of foreign currency fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the operating results of our subsidiaries. The fair value of forward and option contracts is based on third-party bank quotes. All of our foreign exchange forward and option contracts have a maturity of less than one year as of September 30, 2008.

The following table provides information about the details of our foreign exchange forward contracts as of September 30, 2008:

	Average
	Contract	Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At September 30, 2008
Buy EUR sell MXN	15.88	$56.1	$(1.4)
Buy SEK sell EUR	9.74	$2.3	$—
Buy GBP sell EUR	0.80	$2.3	$—
Buy MYR sell EUR	5.03	$0.7	$—
Buy NZD sell EUR	2.14	$0.7	$—
Buy DKK sell EUR	7.45	$1.5	$—
Buy PLN sell EUR	3.39	$0.2	$—
Buy NOK sell EUR	8.35	$2.1	$—
Buy JPY sell EUR	154.60	$22.8	$0.8
Buy TWD sell EUR	45.93	$5.1	$0.1
Buy USD sell EUR	1.47	$116.0	$4.7
Buy USD sell BRL	1.86	$3.2	$0.1
Buy USD sell JPY	98.65	$12.8	$0.7
Buy USD sell MXN	11.10	$47.0	$—
Buy EURO sell USD	1.52	$42.0	$(3.1)
Buy MXN sell USD	10.66	$48.9	$(1.9)

Total forward contracts		$363.7	$—

The following table provides information about the details of our foreign exchange option contracts as of September 30, 2008:

		Average	Fair
Foreign Currency	Coverage	Strike Price	Value
	(In millions)		(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$40.6	1.52 - 1.53	$3.1
Purchase Puts (Company may sell MXN/buy USD) Mexican Peso	$48.9	10.63 - 10.76	$1.7

Total option contracts	$89.5		$4.8

All our foreign subsidiaries designate their local currencies as their functional currency. At September 30, 2008 and December 31, 2007, the total amount of our foreign subsidiary cash was $145.7 million and $154.8 million, respectively, of which $7.6 million and $8.4 million, respectively, was invested in U.S. dollars.

Interest Rate Risk

As of September 30, 2008, the aggregate annual maturities of the senior secured credit facility entered into on July 2006, as amended, were: 2008-$0.4 million; 2009-$1.5 million; 2010-$1.5 million; 2011-$1.5 million; 2012-$157.2 million and $140.8 million thereafter. The fair value of the senior secured credit facility approximates its carrying value of $302.9 million as of September 30, 2008 and $357.1 million as of December 31, 2007. The senior secured credit facility bears a variable interest rate, and on September 30, 2008 and December 31, 2007, the average interest rate was 5.08% and 6.26%, respectively.

Under our senior secured credit facility, we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount is scheduled to be reduced by $20 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2007 the swap notional amount was reduced to $100.0 million as scheduled. As of September 30, 2008, the swap notional amount was $60.0 million. As of September 30, 2008 and December 31, 2007, we recorded the interest rate swap as a liability at fair value of $0.7 million and $1.4 million, respectively, with the offsetting amounts recorded in other comprehensive income.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	loss or departure of any member of our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

•	risks associated with operating internationally, including foreign exchange and devaluation risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and similar tax regulations;

•	taxation relating to our distributors;

•	product liability claims;

•	any collateral impact resulting from the ongoing worldwide financial “crisis”, including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and

•	whether we will purchase any of our shares in the open markets or otherwise.

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

Item 1.a	RISK FACTORS

The worldwide financial and economic “crisis” could negatively impact our access to credit and the sales of our products and could harm our financial condition and operating results.

We are closely monitoring various aspects of the current worldwide financial and economic “crisis” and its potential impact on us, our liquidity, our access to capital, our operations and our overall financial condition. While we have historically met our funding needs utilizing cash flow from operating activities and while we believe we will have sufficient resources to meet current debt service obligations in a timely manner, no assurances can be given the current overall downturn in the world economy will not significantly adversely impact us and our business operations. We note economic and financial markets are fluid and we cannot ensure that there will not be in the near future a material adverse deterioration in our sales or liquidity.

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through over 1.9 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our over 1.9 million independent distributors, we had approximately 462,000 sales leaders as of September 30, 2008. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $36,100 as of September 30, 2008) per purported violation as well as costs of the trial. For the year ended December 31, 2007, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

We learned on November 5, 2007 that Barry Minkow of the Fraud Discovery Institute had published a letter, dated October 29, 2007, to certain officials of the government of the People’s Republic of China. The letter includes numerous allegations of allegedly wrongful conduct by Herbalife and its employees in China and elsewhere. Mr. Minkow’s letter attacks, among other things, our business practices in China as illegal under Chinese law. Contrary to the allegations in the letter, we have acted in a responsible manner with regard to our business plans in China including retaining knowledgeable Chinese counsel to assist it in complying with Chinese law. In connection with our application for our direct selling license in China, our plan and methods for business in China were reviewed by members of the state and provincial governments of China and an initial license was granted in March 2007 and a subsequent expansion of that license was granted in July 2007, and in July 2008 the Company received five additional provincial licenses. We have designed and implemented systems and financial and operational controls intended to ensure compliance with applicable law. Mr. Minkow has subsequently published additional allegations regarding the Company, the Company’s senior management team, and the Company’s business practices in China and elsewhere. We believe that our plan and methods for business in China and elsewhere are in compliance with applicable law and we believe that the alleged misrepresentations from the Company’s senior management team are unfounded, without basis or substantiation, and do not constitute misrepresentations. On August 22, 2008 the Fraud Discovery Institute (which Mr. Minkow founded) and the Company jointly issued a press release in which, among other things, the Fraud Discovery Institute retracted all prior allegations regarding our Company and its business methods.

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

Additionally, although certain regulations have been published with respect to obtaining such approvals, operating under such approvals and otherwise conducting business in China, other regulations are pending, and there is uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. In the past, the Chinese government has rigorously monitored the direct selling market in China, and has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese distributors.

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

China enacted a labor contract law which took effect January 1, 2008 and on September 18, 2008 an implementation regulation took effect. We are reviewing the new law and implementation regulation to determine what changes, if any, will be required in our employment contracts and contractual relations with our employees, which include certain of our salespersons. In addition, we continue to monitor the situation to determine how this new law and regulation will be implemented in practice. There is no guarantee that the new law will not adversely impact us, force us to change our treatment of our distributor employees, or cause us to change our operating plan for China.

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

Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. For example, in a previously settled lawsuit Unither Pharma, Inc. and others had alleged that sales by Herbalife International of (1) its Niteworks® and Prelox Blue products and (2) its former products Woman’s Advantage with DHEA and Optimum Performance infringed on patents that are licensed to or owned by those parties. Although we do not believe that we are infringing on any third party intellectual property rights, there can be no assurance that one or more of our products will not be found to infringe upon other third party intellectual property rights in the future.

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

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

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

As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In one such case we are currently appealing a tax assessment in Spain. In another matter, in Mexico, we are awaiting a formal administrative assessment to start the judicial appeals process. The likelihood and timing of any such potential assessment is unknown as of the date hereof. The Company believes that it has meritorious defenses. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.

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

We are subject to, among other things, requirements regarding the effectiveness of internal controls over financial reporting. In connection with these requirements, we conduct regular audits of our business and operations. Our failure to identify or correct deficiencies and areas of weakness in the course of these audits could adversely affect our financial condition and operating results.

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

From time to time, the results of these internal audits may necessitate that we conduct further investigations into aspects of our business or operations.. In addition, our business practices and operations may periodically be investigated by one or more of the many governmental authorities with jurisdiction over our worldwide operations. In the event that these investigations produce unfavorable results, we may be subjected to fines, penalties or loss of licenses or permits needed to operate in certain jurisdictions, any one of which could have a material adverse effect on our financial condition or operating results.

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

We have been advised by our Cayman Islands counsel, Maples and Calder, that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will - based on the principle that a judgment by a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given — recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty, is not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to the public policy of the Cayman Islands. There is doubt, however, as to whether the Grand Court of the Cayman Islands will (1) recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, or (2) in original actions brought in the Cayman Islands, impose liabilities predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, on the grounds that such provisions are penal in nature.

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) On April 18, 2007, we announced that our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million to this share repurchase program raising the total value of common shares authorized to be repurchased to $450 million. On May 20, 2008, we announced that our board of directors had approved an additional increase of $150 million to the share repurchase program raising the total value of our common shares authorized to be repurchased to $600 million. Since the inception of the share repurchase program, we have repurchased approximately 11.3 million of our common shares at an aggregate cost of $460.0 million or an average cost of $40.82 per share.

We did not repurchase any common shares during the three months ended September 30, 2008. As of September 30, 2008 the approximate dollar value of shares that may yet be purchased under the program was $140,024,126.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

(a) None.

(b) None.

Item 6.	EXHIBITS

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.10		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.11#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.12#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.13#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.14#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.15#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.16#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.18		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.19		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.20		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.21		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

Exhibit
Number		Description	Reference

10.22		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.23		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.24#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.25		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.26		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.27		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.28#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.29#	Form of Stock Bonus Award Agreement	(e)
10	.30#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)
10	.31#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)
10	.32#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)
10.33		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)
10	.34#	Independent Directors Deferred Compensation and Stock Unit Plan	(i)
10	.35#	Independent Directors Stock Unit Award Agreement	(i)
10	.36#	Herbalife Ltd. 2005 Stock Incentive Plan	(j)
10	.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k)
10	.38#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)
10	.39#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.40#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.41#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(m)
10	.42#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)
10	.43#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)
10	.44#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(o)
10.45		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)

Exhibit
Number		Description	Reference

10.46		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10	.47#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(p)
10	.48#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(q)
10	.49#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.50#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.51#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(q)
10	.52#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(q)
10	.53#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(q)
10	.54#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.55#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.56#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(r)
10	.57#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(r)
10	.58#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(r)
10	.59#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(r)
10	.60#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(s)
10	.61#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(s)
10	.62#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)
10	.63#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)
10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s)
10	.65#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s)
10.66		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)

Exhibit
Number		Description	Reference

10.67		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)
10.68		Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.69#	Herbalife Ltd. Employee Stock Purchase Plan	(u)
10.70		Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.71#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(v)
10	.72#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.73#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.74#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.75#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(w)
10.76		Fifth Amendment dated September 25, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(j)	Previously filed on November 22, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 129885).

(k)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on December 20, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(q)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(u)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Dated: November 3, 2008