Form 10-K
period 2008-12-31
HERBALIFE LTD.
filed 2009-02-24
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32381

HERBALIFE LTD.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0377871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT Ugland House, South Church Street Grand Cayman, Cayman Islands	90015 (Zip Code)
(Address of Principal Executive Offices)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 61,499,615 common shares outstanding as of February 20, 2009. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $1,893 million as of June 30, 2008, based upon the last reported sales price on the New York Stock Exchange on that date of $38.75.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	loss or departure of any member of our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

•	risks associated with operating internationally, including foreign exchange and devaluation risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and similar tax regulations;

•	taxation relating to our distributors;

•	product liability claims;

•	any collateral impact resulting from the ongoing worldwide financial “crisis,” including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and

•	whether we will purchase any of our shares in the open markets or otherwise.

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

The Company

Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd. and its subsidiaries, including WH Capital Corporation, or WH Capital Corp., and Herbalife International, Inc., or Herbalife International, and its subsidiaries. Herbalife is a holding company, with substantially all of its assets consisting of the capital stock of its indirect, wholly-owned subsidiary, Herbalife International.

PART I

Item 1.	BUSINESS

GENERAL

We are a global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.4 billion for the fiscal year ended December 31, 2008. We sell our products in 70 countries through a network of over 1.9 million independent distributors. In China, in order to comply with local laws and regulations, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 29-year operating history.

We offer science based products in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. The weight management product portfolio includes meal replacement shakes, weight-loss enhancers, appetite suppressors and a variety of healthy snacks. Our collection of targeted nutrition products includes dietary supplements which contain vitamins, minerals and natural ingredients that support total well-being and long-term good health. The energy, sports & fitness category includes energy and isotonic drinks to support a healthy active lifestyle. Our Outer Nutrition products include skin cleansers, moisturizers and lotions with antioxidants, as well as anti-aging products. Weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition accounted for 62.9%, 20.9%, 4.2% and 6.2% of our net sales in fiscal year 2008, respectively.

We believe that the direct-selling channel is ideally suited to marketing our products, because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact may enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, many of our distributors use our products themselves, and can therefore provide first-hand testimonials of the effectiveness of our products to consumers, which often serve as a powerful sales tool.

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

Our Competitive Strengths

We believe that our success stems from our ability to motivate our distributor network through our marketing plan and provide distributors with a unique go to market strategy that supports sustainable daily consumption of our innovative and efficacious products that appeal to consumer preferences for healthy lifestyles. We have been able to achieve sustained and profitable growth by capitalizing on the following competitive strengths:

Distributor Base

As of December 31, 2008, we had over 1.9 million distributors, which includes approximately 233,000 China sales representatives and employees. Collectively we refer to this group as “distributors.” Approximately 505,000 of our 1.9 million distributors have become sales leaders, which are comprised of approximately 457,000 supervisors in the 69 countries where we use our traditional marketing plan and 48,000 China sales employees operating under our China marketing plan. Collectively we refer to this group as “sales leaders.” We believe that the distributors who have not attained supervisor level can be segmented into three general categories based on their product order patterns: discount buyers, small retailers and potential supervisors. We define discount buyers as customers who have signed up as distributors to enjoy a discount on their purchases; small retailers as product users and sales people who generate modest sales to friends and family; and potential supervisors as distributors who are proactively developing a business with the intention of qualifying to become a supervisor. In 2008, excluding China, distributor orders for these three general categories were approximately 51%, 29% and 20%, respectively. For the approximately 505,000 sales leaders in our organization, the marketing plan encourages active participation in the business including building down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Sales leaders contribute significantly to our sales.

Product Portfolio

We are committed to building distributor, customer and brand loyalty by providing a diverse portfolio of health-oriented and wellness products. The breadth of our product offerings enables our distributors to sell a comprehensive package of products designed to simplify weight management and nutrition. We continue to introduce new products annually and rigorously review, and if necessary, improve our product formulations, based upon developments in nutrition science. We believe that the longevity and variety in our product portfolio significantly enhance our distributors’ abilities to build their businesses.

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

Geographic Diversification

We have a proven ability to establish our network marketing organization in new markets. Since our founding 29 years ago, we have expanded our presence into 70 countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market. We opened five new markets during 2008 and as part of our strategic plan anticipate opening five new markets during the second half of 2009.

Experienced Management Team

Our management team is led by Michael O. Johnson who became our Chief Executive Officer after spending 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International. In 2007, he was named Chairman. Since joining our Company, Mr. Johnson has assembled a team of experienced executives, including Desmond Walsh, Executive Vice President, Worldwide Operations and Sales and formerly Senior Vice President of the commercial division of DMX Music; Richard Goudis, Chief Financial Officer and formerly Chief Operating Officer of Rexall Sundown; Brett R. Chapman, General Counsel and formerly Senior Vice President and Deputy General Counsel of The Walt Disney Company; and Steve Henig, Ph.D., Chief Scientific Officer with responsibility for our product research and development, and formerly Senior Vice President of Ocean Spray Cranberries, Inc.

Our Business Strategy

We believe that our network marketing model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our distributor base by pursuing the following strategic initiatives:

Major Market Strategy

We look to optimize country operating models, further aligning resources to fuel growth in high potential markets, develop lower-cost models where appropriate and centralize key functions. Expanding in China represents a significant growth opportunity for us as we believe that China could become one of the largest direct-selling markets in the world over the next several years. To address this opportunity, we have assembled a management team with direct selling experience, secured a headquarters location in Shanghai, and expanded our manufacturing capacity in our Suzhou, China factory. In 2007, we received a direct selling license for the Jiangsu province. In the third quarter of 2008 we received five additional direct selling licenses. We also applied for five additional provincial licenses in September 2008 and hope to receive approval during 2009. In addition, during 2008, we expanded our operations into five new countries and, as part of our long term strategy, we expect to continue to identify and open untapped markets. Additionally, our strategy includes further penetrating our existing markets and globalizing distributor business methods which will improve the balance of retailing, retention and recruiting in major markets. The success of this approach has been validated by the improved market penetration in key markets such as Brazil, the United States, South Korea, Taiwan and Russia.

Product Strategy

We are committed to providing our distributors with unique, innovative products to help them increase sales and recruit new distributors. Our product development is focused on four principal categories: weight management; targeted nutrition; energy, sports & fitness and Outer Nutrition that capitalize on the mega trends of obesity, and anti-aging. On an ongoing basis we will augment our product portfolio with additional science-based products and, as appropriate, will bundle products addressing similar health concerns into packages and programs. We are establishing a core set of products that will be available in key markets around the world. We also introduced new upgraded formulations of existing products to continue to improve the efficacy and product differentiation of our product as compared to products that can be found on the retail shelf. To better support distributors, we will expand our product packaging to provide both sample sizes and larger sizes of our top selling products. Additionally, each year we plan to have “mega launches” of products and/or programs, coupled with our major events, to generate continued excitement among our distributors, to add to our core set of products and to support our distributor daily methods of operation, or DMOs. These “mega launches” will generally target specific market segments deemed strategic to us, such as the recent introduction of our powered fiber and aloe lines that support our focus on driving daily consumption. To augment the personal testimonials of our distributors and to provide them with independent validation of our product efficacy we successfully completed two clinical studies in 2008 and currently have three additional clinical studies underway.

Distributor Strategy

We continue to increase our investment in events and promotions, both in absolute dollars and as a percent of net sales, as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We work with our distributor leaders to globalize best-practice business methods to enable our distributors to improve their penetration in existing markets. We refer to these business methods as DMOs and they include such methods as: Nutrition Clubs, Commercial Clubs, Weight Loss Challenge, the Total Plan, Wellness Coach and Internet/Sampling. We also offer distributors BizWorks, a business system which assists our distributors in building their businesses more efficiently while better servicing their existing customers. And finally, to increase brand awareness among potential customers and distributors, we have entered into numerous marketing alliances around the world, created “Team Herbalife” and rolled-out a style guide and brand asset library so that our distributors have access to the Herbalife brand logo for use in their marketing efforts.

Infrastructure Strategy

In 2003, we embarked upon a strategic initiative to significantly upgrade our technology infrastructure throughout the world. We are implementing an Oracle enterprise-wide technology solution, with a scalable and stable open architecture platform, to enhance our efficiency and productivity as well as that of our distributors. In addition, we are upgrading our internet-based marketing and distributor services platform with tools such as BizWorks, BizWorks 2.0 and MyHerbalife.com and we have invested in business intelligence tools to enable better analysis of our business. In 2008, we successfully completed upgrades for the software application tier of the Oracle platform with implementation across multiple regions. In early 2009, we expect to complete our roll out of the Oracle platform in all of our regions, except China, and decommission our historical computer platform which runs on the HP3000. Additionally, we are evaluating possibly increasing our investment in manufacturing capability in an effort to improve margins, quality control and better protect our intellectual property. We continue to invest in our employees through a comprehensive and global organizational development program as well as a Wellness program which was initiated in the U.S. during 2008.

Product Overview

For 29 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health and experience life-changing results. We have built our heritage on developing unique formulas that blend the best of nature with innovative techniques from nutrition science, appealing to the growing base of consumers seeking differentiated products and desiring a healthier lifestyle.

As of December 31, 2008, we marketed and sold 134 products encompassing over 3,500 SKUs through our distributors and had approximately 1,887 trademarks worldwide. We group our products into four primary categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men or children, as well as weight-management customers and individuals looking to enhance their overall well-being and support an active, healthy lifestyle.

The following table summarizes our products by product category.

Product Category	Description	Representative Products

Weight Management (62.9% of 2008 net sales)	Meal replacement, weight-loss enhancers and a variety of healthy snacks	Formula 1 Healthy Meal, Personalized Protein Powder, Total Control®, Protein Bars and Snacks

Targeted Nutrition (20.9% of 2008 net sales)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, Kids Line

Energy, Sports & Fitness (4.2% of 2008 net sales)	Products that support a healthy active lifestyle	Liftoff® energy drink, H3Otm hydration drink

Outer Nutrition (6.2% of 2008 net sales)	Skin cleansers, moisturizers, lotions, shampoos and conditioners	Skin Activator® Anti-Aging line, NouriFusion® skin care line

Literature, Promotional and Other Products (5.8% of 2008 net sales)	Sales aids, informational audiotapes, CDs, DVDs and start-up kits	International Business Packs, BizWorks

Weight Management

Weight Management is our largest product category representing 62.9% of our net sales for the year 2008. Formula 1, our best-selling product, is a healthy meal with soy protein, essential vitamins, minerals, herbs and nutrients that is available in seven delicious flavors and can help support weight management. It has been part of our basic weight management program for 29 years and generated approximately 31% of our retail sales for the year

2008. Personalized Protein Powder is a soy and whey protein product developed to be added to Formula 1 to personalize a person’s daily protein intake to help achieve their desired weight and shape. Weight-loss enhancers, including Total Control®, address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss. Healthy snacks are formulated to provide between-meal nutrition and satisfaction. In 2008, we introduced packettes in all 7 flavors in the U.S., as well as a packette variety pack to support dietary supplement, or DS sampling and lead generation efforts. Cafe Latte Formula One was very well received in the US and should be successful around the world, providing a new taste experience to help address flavor fatigue and appeal to the large and growing coffee drinking segment.

Targeted Nutrition

We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. Each of these supplements contains quality herbs, vitamins, minerals and other natural ingredients and focuses on specific life stages of our customers, including women, men, children and those with health concerns, including heart health, healthy aging, digestive health, or immune solutions. Niteworks® is a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro, that supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Garden 7® is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables and has anti-oxidant and health-boosting properties. Best Defense® is an effervescent drink that boosts immunity. In 2007, we introduced a new Kids Line including shakes and improved multivitamins which provide essential nutrition including protein, fiber and 100% of key nutrients to meet growing kids’ daily needs. In 2008, we re-launched the Digestive Line and introduced two new products — Herbal Aloe Powder (Mango Accent and Aloe Accent flavors) and Active Fiber Complex (Apple and Unflavored).

Energy, Sports & Fitness

We entered into the high growth energy drink category in 2005 with the introduction of Liftoff®, an innovative, effervescent energy drink containing a proprietary blend of B-vitamins, guarana, ginseng, ginkgo and caffeine to increase energy and improve mental clarity for better performance throughout the day. In 2007, we launched H3Otm Fitness Drink to provide rapid hydration, sustained muscle energy plus antioxidant protection for people living a healthy, active lifestyle. In 2008, we continued to expand our product offerings in the energy drink segment with the introduction of two new flavors of Liftoff — Tropical Fruit and Lemon Cola.

Outer Nutrition

Our Outer Nutrition products complement our weight management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women. NouriFusion® Multivitamin skin care products are formulated with antioxidant Vitamins A, C and E for a healthy, glowing complexion. In 2006, we launched a full line of anti-aging products as an extension of our successful Skin Activator® product, an advanced face cream that contains a collagen-building Glucosamine Complex to reduce the appearance of fine lines and wrinkles.

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

Product Development

We are committed to providing our distributors with unique, innovative science-based products to help them increase recruitment, retention and retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with our Nutrition Advisory Board and Scientific Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to effect a successful development and launch of the product.

A new product development process was implemented globally in 2007 to accelerate the introduction of new products and to improve the launch of products. Cross-functional teams from Product Marketing, Product Development, Sciences, Licensing, Manufacturing and Finance were formed and assigned to major product initiatives.

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

We reorganized our technical team in 2008 for greater efficiency in product development as well as to carry out related product development strategies both globally and regionally. During 2008, we also added new talents to our technical and scientific teams and additional resources to the Company’s Nutrition and Scientific Advisory Boards.

The Nutrition Advisory Board is headed by David Heber, M.D., Ph.D., Professor of Medicine and Public Health at the UCLA School of Medicine, Director of the UCLA Center for Human Nutrition and Director of the UCLA Center for Dietary Supplement Research in Botanicals. The Nutrition Advisory Board has 20 members from 17 countries. It is comprised of leading scientists and medical doctors who provide training on product usage and give health-news updates through Herbalife literature, the Internet and training events around the world. Our Scientific Advisory Board is chaired by Dr. Heber and has 10 members from five countries. Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology at the UCLA School of Medicine and Nobel Laureate in Medicine is also a member of the Scientific Advisory Board.

We believe that it is important to maintain our relationships with members of our Nutrition Advisory Board and Scientific Advisory Board to recognize the time and effort that they expend on our behalf. Each member of our Nutrition Advisory Board other than Dr. Heber receives a monthly retainer of up to $5,000, plus up to $3,000 for every day that they appear at a non-southern California distributor event and up to $2,000 for every day that they need to travel to such events. Members of our Scientific Advisory Board are compensated for their time and efforts in the following manner: (1) ten members are paid an annual retainer of $5,000 plus travel expenses, (2) Dr. Ignarro receives no direct compensation from us although we do pay a consulting firm, with which Dr. Ignarro is affiliated, a royalty on sales of Niteworks®, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s consulting, promotional or endorsement services, with such amounts totaling $2.1 million, $1.9 million, and $1.0 million in 2008, 2007 and 2006 respectively and (3) Dr. Heber generally, other than a one time option grant in 2005, receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a consulting firm, with which Dr. Heber is affiliated, a quarterly consulting fee of $75,000. During 2008, a total of $350,000 was paid to the consulting firm.

In 2007, we completed construction and moved into modern, state-of-the-art product development laboratories in Torrance, California, and upgraded our quality control laboratories in Carson, California. This investment will enable our developers, scientists and quality control staff to accelerate product development, launch products faster and provide a more robust quality control program.

We also made further contributions to the UCLA Lab. We have continually invested in this lab since 2002 with total donations of approximately $1.4 million which includes donations of lab equipment and software. UCLA agreed that the donations would be used for further research and education in the fields of weight management and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA is currently limited to conducting one ongoing clinical study, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals.

In 2008, we introduced two new digestive health products in the US, Aloe Powder in two flavors and Active Fiber Complex in two new flavors. Formula One packettes were introduced in all seven flavors. Two new flavors of Liftoff®, lemon cola and tropical fruit, were introduced in the US. Our European business launched a hydration drink called H3O Pro targeted to fitness professionals and athletes.

Regionally, Red Ginseng energy tablets were launched in South Korea, Cordyceps capsules in China and a line of skin care products in Brazil branded Soft Green.

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

Network Marketing Program

General

Our products are distributed through a global network marketing organization comprised of over 1.9 million independent distributors in 70 countries, including in China where, due to regulations, our sales are conducted through Company operated retail stores, sales representatives and employed sales management personnel. In China, in the areas where we have a direct selling license, our distributors and employees can sell Herbalife product outside the retail establishments. In addition to helping our distributors achieve physical health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact and coaching between retail consumers and distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage to our distributors in developing and growing their businesses. China has its own unique marketing program.

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

Structure of the Network Marketing Program

To become a distributor in most markets, a person must be sponsored by an existing distributor and must purchase an International Business Pack. The International Business Pack is a distributor kit available in local languages. The product and literature contents in the kits vary slightly to meet individual market needs. An example is the large size U.S. IBP, which costs $87.95 and includes a canister of Formula 1 shake mix, several bottles of different nutritional supplements, Herbal Concentrate (Tea), Liftoff® (an energy drink), and Nourifusion® (skin care) samples, along with a handy tote, booklets describing us, our compensation plan and rules of conduct, various training and promotional materials, distributor applications and a product catalog. The smaller U.S. version costs $54.95 and includes sample products, a handy tote, and essentially the same print and promotional materials as included in the larger kit version. To become a supervisor or qualify for a higher level, distributors must achieve specified volumes of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain supervisor status, a distributor generally must be responsible for sales of products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. China has its own unique marketing program. Volume points are point values assigned to each of our products that are usually equal in all countries and are essentially based on the suggested retail price of U.S. products. Supervisors may then attain higher levels, (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle) and earn increasing amounts of royalty overrides based on sales in their downline organizations and, for members of our Global Expansion Team and above, earn production bonuses on sales in their downline organizations.

The following table sets forth the number of our sales leaders and supervisor retention rates as of re-qualification period:

	At the End of February
	Number of Sales Leaders			Supervisors Retention Rate
	2008	2007	2006	2008	2007	2006

North America	64,383	54,314	45,766	43.5%	43.1%	41.2%
Mexico & Central America	62,418	62,683	38,356	44.4%	55.2%	57.4%
South America	66,075	51,302	40,111	34.4%	32.9%	32.4%
EMEA	59,446	64,862	66,103	46.6%	46.2%	45.0%
Asia Pacific (excluding China)	57,355	56,871	51,249	34.3%	35.0%	35.9%

Total Supervisors	309,677	290,032	241,585	41.0%	42.5%	41.5%
China Sales Employees	25,294	8,759	1,987

Worldwide Total Sales Leaders	334,971	298,791	243,572

In February of each year, we remove from the rank of supervisor those individuals who did not satisfy the supervisor qualification requirements during the preceding twelve months. Distributors who meet the supervisor requirements at any time during the year are promoted to supervisor status at that time, including any supervisors who were removed, but who subsequently re-qualified. For the latest twelve month re-qualification period ending January 2009, approximately 40.3% of our supervisors re-qualified. Typically, distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year while supervisors who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. For supervisors to re-qualify and retain their distributor organization and associated earnings, they need to earn 4,000 volume points in one month or 2,500 volume points in each of two consecutive months. In order to increase retailing of our products, we have modified our re-qualification criteria to provide that any distributor that earns at least 4,000 volume points in any 12-month period can re-qualify as a supervisor and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings.

Distributor Earnings

Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices depending on the distributors’ level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (1) royalty overrides, up to 15% of product retail sales in the aggregate, (2) production bonuses, up to 7% of product retail sales in the aggregate and (3) the Mark Hughes bonus, up to 1% of product retail sales in the aggregate. Royalty overrides and bonuses together with the distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. Each distributor’s success is dependent on two primary factors: 1) the time, effort and commitment a distributor puts into his or her Herbalife business and 2) the product sales made by a distributor and his or her sales organization.

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

Many of our non-supervisor distributors join Herbalife to obtain a 25% discount on our products and become a discount consumer or have a part-time retail income goal in mind, and this retail income is not tracked by the Company.

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

Distributor Motivation and Training

We believe that motivation and training are key elements in distributor success and that we and our distributor supervisors have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Annually, in each major territory or region, there is a three-day World Team School that focuses on product and business development and is typically attended by 2,000 to 10,000 distributors. Additionally, once a year in each region, we host an Extravaganza at which our distributors from the region can come to learn about new products, expand their skills and celebrate their success. In 2008, we held Extravaganzas in key markets such as Brazil, Argentina, Venezuela, the United States, Thailand, Spain and Mexico. In addition to these training sessions, we have our own “Herbalife Broadcast Network” on the internet that we use to provide distributors continual training and the most current product and marketing information.

Distributor reward and recognition is a significant factor in motivating our distributors. In 2008, 2007, and 2006 we invested approximately $89.6 million, $64.3 million, and $60.4 million, respectively, in regional and worldwide events and promotions to motivate our distributors to achieve and exceed both sales and recruiting goals. Examples of our worldwide promotions are the 30th Anniversary Vacations and the Active World Team Promotion. The 30th Anniversary Vacations offer incentives for distributors to qualify to receive a vacation in Atlantis, Bahamas, immediately following the 2010 Summit Meeting in Los Angeles. The Active World Team Promotion provides cash and recognition incentives to distributors who achieve all three requirements for becoming a World Team Member and thus have proven themselves adept at building a well-balanced business.

Geographic Presence

As of December 31, 2008, we conducted business in 70 countries throughout the world. The following chart sets forth the countries we currently operate in as of December 31, 2008, organized in the Company’s six geographic regions, and the year in which we commenced operations.

Year
Country	Entered

North America
USA	1980
Canada	1982
Jamaica	1999
Mexico and Central America
Mexico	1989
Dominican Republic	1994
Panama	2000
Costa Rica	2006
El Salvador	2007
Honduras	2008
Nicaragua	2008
Guatemala	2008
South America
Venezuela	1994
Argentina	1994
Brazil	1995
Chile	1997
Colombia	2001
Bolivia	2004
Peru	2006
Ecuador	2008
Asia Pacific
Australia	1983
New Zealand	1988
Japan	1989
Hong Kong	1992
Philippines	1994
Taiwan	1995
South Korea	1996
Thailand	1997
Indonesia	1998
India	1999
Macau	2002
Singapore	2003
Malaysia	2006
China	2001
EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990

Year
Country	Entered

Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005
Zambia	2007
Romania	2008

In late 2008, we changed our geographic regions from five to six regions. As a result of this change, China is no longer part of the Asia Pacific region; it is now a separate geographic region. Historical information presented below relating to the geographic regions has been reclassified to conform with current geographic presentation.

					Number of
	Net Sales			Percent of	Countries
	Year Ended December 31,			Total Net Sales	December 31,
Geographic Region	2008	2007	2006	2008	2008
	(In millions)

North America	$496.9	$438.7	$357.6	21.1%	3
Mexico & Central America	375.2	384.6	376.9	15.9%	8
South America	360.6	300.1	224.1	15.3%	8
EMEA	570.7	567.7	548.0	24.2%	37
Asia Pacific	410.8	378.7	346.8	17.4%	13
China	145.0	76.0	32.1	6.1%	1

Worldwide	$2,359.2	$2,145.8	$1,885.5	100.0%	70

The top six countries worldwide have represented approximately 58.0%, 56.1% and 58.2% of net sales in 2008, 2007, and 2006, respectively, reflecting our broad geographical diversification.

After entering a new country, in many instances we experience an initial period of rapid growth in sales as new distributors are recruited, that is then followed by a decline in sales. We believe that a significant factor affecting these markets is the opening of other new markets within the same geographic region or within the same or similar language or cultural bases. Some distributors tend to focus their attention on the business opportunities provided by these newer markets instead of developing their established sales organizations in existing markets to focus on driving deeper penetration. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. To the extent we decide to open new markets in the future, we will continue to seek to minimize the impact on distributor focus in existing markets and to ensure that adequate distributor support services and other Herbalife systems are in place to support growth while maintaining prior sales levels within the region.

Manufacturing and Distribution

All of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies, with the exception of products distributed in and sourced from China, where we have our own manufacturing facility. However, we own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 44.4% of our product purchases in 2008. In addition, each of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We also have our own quality control labs in the U.S. and China at which we routinely test products received from vendors. We have established excellent relationships with our manufacturers and continue to obtain improvements in supply services, product quality and product delivery. Currently prices of some of our key input materials such as soy, whey protein, fructose and packaging material are increasing. However, we are confident we can offset these increases with our cost reduction programs and, when necessary, by raising the prices of our products.

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

Our products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles or Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center, our Memphis distribution center or from our sales centers in Dallas, New York, Chicago, Phoenix and Tracy, California. Products distributed globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After the products arrive in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. The products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

Product Return and Buy-Back Policies

In most markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with an Herbalife product for any reason may return it or any unused portion of it within 30 days of purchase to their distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, the distributor may obtain replacement product from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition generally within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing, in that it offers monetary protection to distributors who want to exit the business. Product returns, refunds and buy-back expenses were approximately 0.8% of retail sales for the year 2008, and approximately 1% of retail sales for the years 2007 and 2006.

Management Information, Internet and Telecommunication Systems

In order to facilitate our continued growth and support distributor activities, we continually upgrade our management information, internet and telecommunication systems. These systems include: (1) a centralized host computer managed by Hewlett Packard in Colorado Springs, which is linked to our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access and hosts our legacy operating systems and our new Oracle platform; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Northern Telecom Meridian telecommunication system in most of our markets; and (5) internet websites to provide a variety of online services for distributors such as status of qualifications, meeting announcements, product information, application forms, educational materials and, in select markets including the United States, sales ordering capabilities. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, royalty override payment processing, inventory management and detailed distributor records. We intend to continue to invest in these systems in order to strengthen our operating platform.

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

Products

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Protection, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and OTC drugs. On June 25, 2007, the FDA published its final rule regulating cGMPs for dietary supplements. The final rule became effective August 24, 2007 and large companies such as Herbalife had until June 2008 to achieve compliance. Herbalife initiated enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes we are compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Suzhou, China facility and that are produced by contract manufacturer NBTY. We have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

Most OTC drugs are subject to FDA Monographs that establish labeling and composition requirements for these products. Those of our products which are classified as OTC drugs must comply with these Monographs, and our manufacturers must list all products with the FDA and follow cGMP. Our cosmetic products are regulated for safety by the FDA, which requires that ingredients meet industry standards for non-allergenicity and non-toxicity. Performance claims for cosmetics may not be “therapeutic.”

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, the revisions are generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure or function claims, must have substantiation in their possession that the statements are truthful and not misleading. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods or food supplements.

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

The FDA has on record a small number of reports of adverse reactions allegedly resulting from the ingestion of our Thermojetics® original green herbal tablet. These reports are among thousands of reports of adverse reactions to these products sold by other companies.

The FDA’s decision to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed “weaknesses” within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance new legislation during the 111th Congress to amend or repeal DSHEA. If this should occur we believe that the DSHEA opponents may propose the following: (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants that are being used to replace ephedra; (3) reversal of the burden of proof standard which now rests on the FDA; and (4) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

On December 22, 2007, a new law went into effect in the United States mandating the reporting of all serious adverse events occurring within the United States which involve dietary supplements or OTC drugs. We believe that we are in full compliance with this law having promulgated and implemented a worldwide procedure governing adverse event identification, investigation and reporting which is managed by our Scientific Affairs department in collaboration with our Medical Affairs department and our Distributor Relations Call Centers. As a result of our receipt of adverse event reports, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practices, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007, and Herbalife had until June 2008 to achieve compliance. The final rule requires that companies establish written procedures governing: (1) personnel, (2) plant and equipment cleanliness, (3) lab and testing, (4) packaging and labeling, and (5) distribution. The FDA also required 100 percent identity testing of all incoming raw materials, although an interim final rule enables companies to petition for an exemption from the 100 percent testing requirement if they can demonstrate the existence of an appropriate statistical sampling program. The new cGMPs will help ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have evaluated the final cGMP rule with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of which might not meet the new standards. It is important to note that the final cGMP rule, in an effort to limit disruption, includes a three-year phase-in for small businesses. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2010. However, the final cGMP rule can be expected to result in additional costs and possibly the need to seek alternate suppliers. See Item 1A — Risk Factors for further discussion regarding the recently promulgated cGMP regulations.

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

In 2005, Herbalife voluntarily elected to temporarily withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, was sold only in Israel. Herbalife’s voluntary decision to temporarily withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors have closely cooperated with the Ministry of Health to facilitate this review. No regulatory action has been taken by the Israeli Ministry of Health.

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

In Europe, where an EU Health Claim regulation is in effect, the European Food Safety Authority (or EFSA) issued opinions following its review of twenty five proposed claims dossiers. If accepted by the European Commission, the EFSA’s opinions could have a limiting effect on the use of certain nutrition-specific claims made for our products. The final regulation will have an adverse effect on existing product “wellness,” “well-being” and “good for you” claims presently made on existing product labeling, literature and advertising. Herbalife is currently assembling the necessary scientific substantiation for its European product claims based on the requirements of this recently enacted regulation.

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

We are aware that, in some of our international markets, there has been recent adverse publicity concerning products that contain ingredients that have been genetically modified, or GM. In some markets, the possibility of health risks or perceived consumer preference thought to be associated with GM ingredients has prompted proposed or actual governmental regulation. For example, the European Union has adopted a EC Regulation 1829/2003 affecting the labeling of products containing ingredients that have been genetically modified, and the documents manufacturers and marketers will need to possess to ensure “traceability” at all steps in the chain of production and distribution. This new regulation, which took effect in 2004, has been implemented by us and our contract manufacturers, resulting in modifications to our labeling, and in some instances, to some of our foods and food supplements sold in Europe. Differing GM regulations affecting us also have been adopted in Brazil, Japan, South Korea, Taiwan and Thailand. We cannot anticipate the extent to which future regulations in our markets will restrict the use of GM ingredients in our products or the impact of any regulations on our business in those markets. In response to any applicable regulations, we would, where practicable, attempt to reformulate our products to satisfy the regulations. We believe, based upon currently available information, that compliance with regulatory requirements in this area should not have a material adverse effect on us or our business. However, because publicity and governmental scrutiny of GM ingredients is a relatively new and evolving area, there can be no assurance in this regard. If a significant number of our products were found to be genetically modified and regulations in our markets significantly restricted the use of GM ingredients in our products, our business could be materially adversely affected.

We have been required to comply with recent regulations within the European Union, Australia, Brazil, Canada, China, Hong Kong, Japan, Taiwan, and Thailand affecting the use and/or labeling of irradiated raw ingredients.

Compliance with GM and irradiation regulations can be expected to increase the cost of manufacturing certain of our products.

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

Herbalife International and certain of its independent distributors have been named as defendants in a purported class action lawsuit filed February 17, 2005, in the Superior Court of California, County of San Francisco, and served on Herbalife International on March 14, 2005 (Minton v. Herbalife International, et al). The case has been transferred to the Los Angeles County Superior Court. The plaintiff is challenging the marketing practices of certain Herbalife International independent distributors and Herbalife International under various state laws prohibiting “endless chain schemes,” insufficient disclosure in assisted marketing plans, unfair and deceptive business practices, and fraud and deceit. The plaintiff alleges that the Freedom Group system operated by certain independent distributors of Herbalife International products places too much emphasis on recruiting and encourages excessively large purchases of product and promotional materials by distributors. The plaintiff also alleges that Freedom Group pressured distributors to disseminate misleading promotional materials. The plaintiff seeks to hold Herbalife International vicariously liable for the actions of its independent distributors and is seeking damages and injunctive relief. On January 24, 2007, the Superior Court denied class certification of all claims, except for the claim under California law prohibiting “endless chain schemes.” That claim was granted California-only class certification. We believe that we have meritorious defenses to the suit.

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $33,700 as of December 31, 2008) per purported violation as well as costs of the trial. For the year ended December 31, 2008, our net sales in Belgium were approximately $16.7 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006 and on December 9, 2008 plaintiffs filed a responsive brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

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

In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to distributor operations and revise or alter our distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We are, however, unable to monitor our supervisors and distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

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

It is an ongoing part of our business to anticipate and respond to new and changing regulations and to make corresponding changes in our operations to the extent practicable. Although we devote considerable resources to maintaining our compliance with regulatory constraints in each of our markets, we cannot be sure that (1) we would be found to be in full compliance with applicable regulations in all of our markets at any given time or (2) the regulatory authorities in one or more markets will not assert, either retroactively or prospectively or both, that our operations are not in full compliance. These assertions or the effect of adverse regulations in one market could negatively affect us in other markets as well by causing increased regulatory scrutiny in those other markets or as a result of the negative publicity generated in those other markets. These assertions could have a material adverse effect on us in a particular market or in general. Furthermore, depending upon the severity of regulatory changes in a particular market and the changes in our operations that would be necessitated to maintain compliance, these changes could result in our experiencing a material reduction in sales in the market or determining to exit the market altogether. In this event, we would attempt to devote the resources previously devoted to such market to a new market or markets or other existing markets. However, we cannot be sure that this transition would not have an adverse effect on our business and results of operations either in the short or long-term.

Trademarks and Proprietary Formulas

We use the umbrella trademarks Herbalife and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Shapeworks®, Nourifusion®, and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain sanitary registrations in many countries. We also make efforts to protect some unique formulations under patent law. For example, we have sought through our employee inventors one or more patents in the United States and certain other markets to protect the formulation of the Liftoff® brand effervescent supplement. The USPTO has granted patent no. 7,329,419 to our employee inventors for the composition that constitutes the current U.S. Total Control® product formula. All rights in this patent have been assigned to Herbalife. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

Competition

The business of marketing weight management and nutrition products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the U.S. and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescription and over the counter drugs that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

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

Executive Officers of the Registrant

The table sets forth certain information, as of December 31, 2008, regarding each person who serves as an executive officer of the Company.

			Officer
Name	Age	Position with the Company	Since

Michael O. Johnson	54	Chief Executive Officer, Director, Chairman of the Board	2003
Desmond Walsh	51	Executive Vice President, Worldwide Operations and Sales	2008
Richard Goudis	47	Chief Financial Officer	2004
Brett R. Chapman	53	General Counsel and Corporate Secretary	2003
Steve Henig Ph.D.	66	Chief Scientific Officer	2005

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

Desmond Walsh is Executive Vice President for Worldwide Operations and Sales of the Company. Mr. Walsh joined the Company in January 2004, after serving as Senior Vice President of the commercial division of DMX Music from 2001 to 2004. Prior to DMX Music, Mr. Walsh spent five years as Vice President and General Manager of Supercomm, Inc., a subsidiary of the Walt Disney Company. Mr. Walsh also previously served in management positions at MovieQuik Systems, a division of The Southland Corporation (now 7-Eleven) and at Commtron Corporation, a leading consumer electronics and video distribution company. Mr. Walsh received his Bachelor of Laws degree from the University of London.

Richard Goudis is Chief Financial Officer of the Company. Mr. Goudis joined the Company in June 2004 after serving as the Chief Operating Officer of Rexall Sundown, a Nasdaq 100 company that was sold to Royal Numico in 2000, from 1998 to 2001. After the sale to Royal Numico, Mr. Goudis had operations responsibility for all of Royal Numico’s U.S. investments, including General Nutrition Centers, or GNC, Unicity International and Rexall Sundown. From 2002 to May 2004, Mr. Goudis was a partner at Flamingo Capital Partners, a firm he founded in 2002. Mr. Goudis also previously worked at Sunbeam Corporation and Pratt & Whitney. Mr. Goudis graduated from the University of Massachusetts with a degree in Accounting and he received his MBA from Nova Southeastern University.

Brett R. Chapman is General Counsel and Corporate Secretary of the Company. Mr. Chapman joined the Company in October 2003 after spending thirteen years at The Walt Disney Company, most recently as its Senior Vice President and Deputy General Counsel, with responsibility for all legal matters relating to Disney’s Media Networks Group, including the ABC Television Network, the company’s cable properties including The Disney Channel and ESPN, and Disney’s radio and internet businesses. Prior to working at The Walt Disney Company, Mr. Chapman was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Chapman received his Bachelor of Science and Master of Science in Business Administration from California State University, Northridge and his Juris Doctorate from Southwestern University School of Law.

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

Employees

As of December 31, 2008, we had approximately 4,000 employees. In China, as of December 31, 2008, we also had labor contracts with approximately 48,000 employed sales representatives. These numbers do not include our distributors, who are independent contractors rather than employees. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

Our internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who request it, with any such requests addressed to Investor Relations, 800 West Olympic Blvd., Suite 406, Los Angeles, CA 90015. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee.

Item 1A.	RISK FACTORS

The worldwide financial and economic “crisis” could negatively impact our access to credit and the sales of our products and could harm our financial condition and operating results.

We are closely monitoring various aspects of the current worldwide financial and economic “crisis” and its potential impact on us, our liquidity, our access to capital, our operations and our overall financial condition. While we have historically met our funding needs utilizing cash flow from operating activities and while we believe we will have sufficient resources to meet current debt service obligations in a timely manner, no assurances can be given that the current overall downturn in the world economy will not significantly adversely impact us and our business operations. We note economic and financial markets are fluid and we cannot ensure that there will not be in the near future a material adverse deterioration in our sales or liquidity.

Our failure to establish and maintain distributor relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively through over 1.9 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, which is a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

Our distributor organization has a high turnover rate, which is a common characteristic found in the direct selling industry. In light of this fact, we have our supervisors re-qualify annually in order to maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2009, 40.3% of our supervisors re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Supervisors who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our over 1.9 million independent distributors, we had approximately 505,000 sales leaders as of December 31, 2008. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our distributors and customers. In addition, the fact that our distributors may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a distributor can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a Herbalife distributor, (2) we do not require any specific amount of time to work as a distributor, (3) we do not insist on any special training to be a distributor and (4) we do not prohibit a new distributor from working with another company. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful and if they are not, our financial condition and operating results would be harmed.

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

The FTC has requested comments on amendments to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the proposal, a statement reflecting a consumer endorser’s experience concerning a key attribute of the product generally would not be permissible with only a disclaimer of typicality (e.g., “Results Not Typical”). Instead, if the advertiser does not have substantiation that the endorser’s experience is representative of what other consumers will generally achieve, the advertiser would be required to disclose clearly and conspicuously the generally expected performance of the product or service under the depicted circumstances and have adequate substantiation for that representation. The FTC has requested that comments concerning its proposed rule on product endorsements and testimonials be submitted by interested parties by January 30, 2009. If the Guides are amended and enforced by the FTC as presently proposed, marketing with the use of testimonials regarding consumer products, including but not limited those for market weight-management products, would be significantly impacted and might negatively effect our sales.

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

On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. The final rule and the interim final rule became effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Firms that directly employ more than 500 full-time equivalent employees must have achieved compliance with the new cGMPs by June 25, 2008, while firms having between 20-500 full-time equivalent employees must be compliant by 2009 and firms having under 20 full-time equivalent employees must be compliant by 2010. Herbalife initiated enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes we are compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Suzhou, China facility and that are produced by contract manufacturer NBTY. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. The final rule differs from the FDA’s 2003 proposed rule as it does not contain language regarding the regulatory status of excipients and other ingredients that are not “dietary ingredients.” Instead, the final rule relies on a requirement to comply with all other relevant regulations. Further, the final rule does not call for any specific finished product testing program nor does it require 100% testing of all finished products. Instead the final rule calls for a “scientifically valid system” for ensuring that finished products meet all specifications. Due to the final cGMP rules, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $33,700 as of December 31, 2008) per purported violation as well as costs of the trial. For the year ended December 31, 2008, our net sales in Belgium were approximately

$16.7 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006 and on December 9, 2008 plaintiffs filed a responsive brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 80% of our net sales for the year ended December 31, 2008, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. Unless our ability to obtain U.S. dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations will be negatively impacted as it may need to obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate.

Our expansion in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China and requires that we utilize a different business model from that which we use elsewhere in the world.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. Our sales representatives are also permitted by the terms of our direct selling license to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang (excluding Ningbo), and Guizhou. In addition, our direct selling license for Beijing will permit us to sell away from fixed retail locations once our Beijing outlet is inspected and confirmed by the relevant authority. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

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

China enacted a labor contract law which took effect January 1, 2008 and on September 18, 2008 an implementing regulation took effect. We have reviewed our employment contracts and contractual relations with employees in China, which include certain of our sales persons, and have made such changes as we believed to be necessary or appropriate to bring these contracts and contractual relations into compliance with this new law and its implementing regulation. In addition, we continue to monitor the situation to determine how this new law and regulation will be implemented in practice. There is no guarantee that the new law will not adversely impact us, force us to change our treatment of our distributor employees, or cause us to change our operating plan for China.

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

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase Herbalife products. Moreover, our growth will depend upon improved training and other activities that enhance distributor retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and distributor retention in existing markets will be successful. If we are unable to continue to expand into new markets or further penetrate existing markets, our operating results could suffer.

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

Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train and attempt to monitor our distributors’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our distributors fail to comply with these restrictions, then we and our distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent distributors in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent distributors.

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

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 31%, 30% and 28% of retail sales for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

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

As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing a tax assessment in Spain. In another matter, in Mexico, we are awaiting a formal administrative assessment to start the judicial appeals process. The likelihood and timing of any such potential assessment is unknown as of the date hereof. The Company believes that it has meritorious defenses. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.

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

We lease all of our physical properties. During 2008, we relocated our principal executive offices to the LA Live complex in downtown Los Angeles, California, where we currently occupy approximately 65,000 square feet under a lease expiring in 2018. We also lease approximately 316,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 82,000 square feet and 130,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through June 2011 and December 2016, respectively. In Venray, Netherlands, we lease our European centralized warehouse of approximately 150,000 square feet under an arrangement expiring in June 2010 for which we have a renewal option. In Guadalajara, Mexico we lease approximately 136,000 square feet of warehouse space with the term of the lease expiring in October 2010. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

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

Quarter Ended	High	Low

March 31, 2007	$40.50	$29.25
June 30, 2007	$42.54	$37.90
September 30, 2007	$45.70	$37.02
December 31, 2007	$46.04	$35.30

Quarter Ended	High	Low

March 31, 2008	$49.89	$37.55
June 30, 2008	$51.09	$35.70
September 30, 2008	$48.80	$36.94
December 31, 2008	$39.49	$14.47

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

The closing price of our common shares on February 20, 2009, was $19.27. The approximate number of holders of record of our common shares as of February 20, 2009 was 931. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Our common shares began trading on the NYSE on December 16, 2004. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers for the period from December 16, 2004 through December 31, 2008. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 16, 2004 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

	12/16/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Herbalife Ltd.	$100.00	$116.07	$232.29	$286.86	$291.90	$161.15
S&P 500 Index	$100.00	$100.72	$105.67	$122.36	$129.08	$81.33
Peer Index	$100.00	$100.80	$85.38	$97.51	$108.42	$69.75

Information with Respect to Dividends

There were no dividends paid in 2005 or 2006 as the Company had not adopted a cash dividend program during those respective years. During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. On April 18, August 6, and October 30, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend. The aggregate amount of dividends paid and declared during fiscal year 2007 was approximately $41.5 million. On January 31, May 1, August 5, and October 30, 2008, the Company’s board of directors authorized a $0.20 per common share cash dividend. The aggregate amount of dividends paid and declared during fiscal year 2008 was approximately $50.7 million.

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s net earnings, financial condition, restrictions imposed by the Company’s credit agreement, cash requirements, future prospects and other factors deemed relevant by the board of directors. For example, the senior credit facility entered into on July 21, 2006, as amended, permits payments of dividends as long as no default or event of default exists and the sum of the amounts paid with respect to dividends and share repurchases does not exceed the sum of $450.0 million plus seventy five percent of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of dividend. There is no guarantee that the board of directors will not terminate the quarterly dividend program.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2008, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	in Column (a))(2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,486,431	$24.49	3,693,736
Equity compensation plans not approved by security holders	—	—	—
Total	7,486,431	$24.49	3,693,736

(1)	Consists of five plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Shareholders’ equity, to the notes to our consolidated financial statements under the heading “Equity Compensation Plans.”

(2)	Includes 990,946 common shares reserved for issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

Information with Respect to Purchases of Equity Securities by the Issuer

On April 18, 2007, we announced that our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million to this share repurchase program raising the total value of common shares authorized to be repurchased to $450 million. On May 20, 2008, our board of directors approved an increase of $150 million to this share repurchase program raising the total value of common shares authorized to be repurchased to $600 million. As of December 31, 2008, the approximate dollar value of shares that may yet be purchased under the program was $97.2 million.

The following is a summary of our repurchases of common shares during the three months ended December 31, 2008:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

October 1 — October 31	—	—	—	$140,024,126
November 1 — November 30	2,409,100	$17.76	2,409,100	$97,240,660
December 1 — December 31	—	$—	—	$97,240,660

Total	2,409,100	$17.76	2,409,100	$97,240,660

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document. All common share and earnings per share data gives effect to a 1:2 reverse stock split which took effect December 1, 2004.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)

Income Statement Data:
Net sales	$2,359,213	$2,145,839	$1,885,534	$1,566,750	$1,309,663
Cost of sales	458,396	438,382	380,338	315,746	269,913

Gross profit	1,900,817	1,707,457	1,505,196	1,251,004	1,039,750
Royalty overrides	796,718	760,110	675,245	555,665	464,892
Selling, general and administrative expenses(1)	771,847	634,190	573,005	476,268	436,139

Operating income(1)	332,252	313,157	256,946	219,071	138,719
Interest expense, net	13,222	10,573	39,541	43,924	123,305

Income before income taxes	319,030	302,584	217,405	175,147	15,414
Income taxes	97,840	111,133	74,266	82,007	29,725

Net income (loss)	$221,190	$191,451	$143,139	$93,140	$(14,311)

Earnings (loss) per share
Basic	$3.47	$2.75	$2.02	$1.35	$(0.27)
Diluted	$3.36	$2.63	$1.92	$1.28	$(0.27)
Weighted average shares outstanding
Basic	63,785	69,497	70,814	68,972	52,911
Diluted	65,769	72,714	74,509	72,491	52,911
Other Financial Data:
Retail sales(2)	$3,811,159	$3,511,003	$3,100,205	$2,575,716	$2,146,241
Net cash provided by (used in):
Operating activities	272,988	270,811	184,447	143,352	80,110
Investing activities	(84,964)	(43,390)	(66,808)	(32,526)	(8,086)
Financing activities	(205,067)	(203,511)	(55,044)	(225,890)	(23,160)
Depreciation and amortization	48,732	35,115	29,995	35,436	43,896
Capital expenditures(3)	106,813	49,027	66,870	32,604	30,279

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents	$150,847	$187,407	$154,323	$88,248	$201,577
Receivables, net	70,002	58,729	51,758	37,266	29,546
Inventories	134,392	128,648	146,036	109,785	71,092
Total working capital	82,869	111,478	132,215	14,094	(1,556)
Total assets	1,121,318	1,067,243	1,016,933	837,801	948,701
Total debt	351,631	365,152	185,438	263,092	486,217
Shareholders’ equity(4)	241,731	182,244	353,890	168,888	64,342
Cash dividends per common share	0.80	0.60	—	—	2.76

(1)	The years ended December 31, 2008, 2007, and 2006 include approximately $6.7 million, $5.8 million and $7.5 million of severance and related expenses, respectively, associated with restructuring.

(2)	Prior to 2003, we reported retail sales on the face of our consolidated income statement in addition to the required disclosure of net sales. Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and handling and freight income.

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

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Retail sales	$3,811,159	$3,511,003	$3,100,205	$2,575,716	$2,146,241
Distributor allowance	(1,778,866)	(1,658,569)	(1,472,527)	(1,225,441)	(1,021,196)

Product sales	2,032,293	1,852,434	1,627,678	1,350,275	1,125,045
Handling and freight income	326,920	293,405	257,856	216,475	184,618

Net sales	$2,359,213	$2,145,839	$1,885,534	$1,566,750	$1,309,663

(3)	Includes acquisition of property from capitalized leases and other long-term debt of $18.2 million, $7.1 million, $2.6 million, $1.1 million and $7.2 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

(4)	During the year ended December 31, 2008, we paid an aggregate $50.7 million in dividends and repurchased $137.0 million of our common shares. During the year ended December 31, 2007, we paid an aggregate $41.5 million in dividends and repurchased $365.8 million of our common shares. In December 2004, we used a portion of the net proceeds from the initial public offering of our common shares to pay an aggregate of $139.7 million in special cash dividends, or $2.64 per common share, to our shareholders of record on December 14, 2004. In addition, we paid an aggregate of $6.3 million in special cash dividends, or $0.12 per common share, to shareholders on record on December 13, 2004. In March 2004, in conjunction with the conversion of our 12% preferred shares into common shares we paid a total of $221.6 million to the preferred shareholders including, $38.5 million, representing accrued and unpaid dividends.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.4 billion for the year ended December 31, 2008. As of December 31, 2008, we sold our products in 70 countries through a network of over 1.9 million independent distributors except in China, where we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 29-year operating history.

Our products are grouped in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. Our products are often sold in programs that are comprised of a series of related products designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products and the recruitment and retention of distributors.

While we are closely monitoring the current global economic crisis, the Company remains focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets including China, the U.S., Brazil, Mexico and Russia, globalizing successful distributor methods of operation such as Nutrition Clubs, introducing new products, developing niche market segments and further investing in our infrastructure.

In late 2008, we changed our geographic regions from five to six regions. This updated regional structure allows us to better support the distributor leadership and enhance synergies within each region. Under the new geographic regions, we report revenue from:

•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama, Dominican Republic, Honduras, Nicaragua, and Guatemala;

•	South America, which includes Brazil;

•	EMEA, which consists of Europe, the Middle East and Africa;

•	Asia Pacific, which consists of Asia (excluding China), New Zealand and Australia; and

•	China

Historical information presented in this Annual Report on Form 10-K relating to our geographic regions has been reclassified to conform with our current geographic presentation.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted unit measure of product sales volume. It is a useful measure that we rely on as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. The Volume Point measure, in the aggregate and in each region, can be a measure of our sales volume as well as of sales volume trends. In general, an increase in Volume Points in a particular geographic region or country indicates an increase in our sales volume which results in an increase in our local currency net sales and a decrease in Volume Points in a particular geographic region or country indicates a decrease in our sales volume, which results in decreasing local currency net sales.

	For the Year Ended December 31,
	2008	2007	% Change	2007	2006	% Change
	(Volume points in millions)

North America	750.4	680.9	10.2%	680.9	551.4	23.5%
Mexico & Central America	576.6	611.2	(5.7)%	611.2	616.3	(0.8)%
South America	399.9	397.9	0.5%	397.9	300.8	32.3%
EMEA	497.1	529.7	(6.2)%	529.7	558.9	(5.2)%
Asia Pacific	438.7	404.0	8.6%	404.0	380.4	6.2%
China	115.9	64.4	80.0%	64.4	26.6	142.1%

Worldwide	2,778.6	2,688.1	3.4%	2,688.1	2,434.4	10.4%

Number of New Sales Leaders by Geographic Region during the Reporting Period

Another key non-financial measure on which we focus is the number of distributors qualified as new sales leaders under our compensation system. Excluding China, distributors qualify for supervisor status based on their Volume Points. The changes in the total number of sales leaders or changes in the productivity of sales leaders may cause Volume Points to increase or decrease. The fluctuation in the number of new sales leaders is a general indicator of the level of distributor recruitment.

	Full Year December 31,
	2008	2007	% Change	2007	2006	% Change

North America	43,517	42,473	2.5%	42,473	35,506	19.6%
Mexico & Central America	27,721	34,093	(18.7)%	34,093	42,232	(19.3)%
South America	43,741	46,123	(5.2)%	46,123	36,817	25.3%
EMEA	27,132	31,831	(14.8)%	31,831	36,892	(13.7)%
Asia Pacific (excluding China)	40,905	40,174	1.8%	40,174	39,174	2.6%

Total New Supervisors	183,016	194,694	(6.0)%	194,694	190,621	2.1%
New China Sales Employees	26,262	15,365	70.9%	15,365	6,484	137.0%

Worldwide Total New Sales Leaders	209,278	210,059	(0.4)%	210,059	197,105	6.6%

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

Supervisor Statistics (Excluding China)	2008	2007	2006
	(In thousands)

January 1 total supervisors	451.6	400.6	332.6
January & February new supervisors	28.6	26.7	25.3
Demoted supervisors (did not re-qualify)	(167.7)	(135.9)	(114.9)
Other supervisors (resigned, etc)	(2.8)	(1.4)	(1.4)

End of February total supervisors	309.7	290.0	241.6

The distributor statistics below further highlight the calculation for retention.

Supervisor Retention (Excluding China)	2008	2007	2006
	(In thousands)

Supervisors needed to re-qualify	284.0	236.2	196.3
Demoted supervisors (did not re-qualify)	(167.7)	(135.9)	(114.9)

Total re-qualified	116.3	100.3	81.4

Retention rate	41.0%	42.5%	41.5%

The table below reflects the number of sales leaders as of February (subsequent to the annual re-qualification date) and supervisor retention rate by year and by region.

	Number of Sales Leaders			Supervisors Retention Rate
	2008	2007	2006	2008	2007	2006

North America	64,383	54,314	45,766	43.5%	43.1%	41.2%
Mexico & Central America	62,418	62,683	38,356	44.4%	55.2%	57.4%
South America	66,075	51,302	40,111	34.4%	32.9%	32.4%
EMEA	59,446	64,862	66,103	46.6%	46.2%	45.0%
Asia Pacific (excluding China)	57,355	56,871	51,249	34.3%	35.0%	35.9%

Total Supervisors	309,677	290,032	241,585	41.0%	42.5%	41.5%
China Sales Employees(1)	25,294	8,759	1,987

Worldwide Total Sales Leaders	334,971	298,791	243,572

(1)	China sales employees represent the cumulative total employed sales force, both active and inactive, operating under our China marketing plan where we sell our products through retail stores. We will begin an annual re-evaluation process commencing in early 2009 to determine the ongoing sales employees in China and we anticipate a reduction in this figure following this annual re-evaluation process.

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

“Royalty overrides” are our most significant expense and consist of:

•	royalty overrides and production bonuses which total approximately 15% and 7%, respectively, of the retail sales of weight management, targeted nutrition, energy, sports & fitness, Outer Nutrition and promotional products;

•	the Mark Hughes bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition; and

•	other discretionary incentive cash bonuses to qualifying distributors.

Royalty overrides are generally earned based on retail sales and approximate in the aggregate about 21% of retail sales or approximately 34% of our net sales. Royalty overrides together with distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits instead of the distributor allowances and royalty overrides utilized in our traditional marketing program used in our other five regions. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

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

Summary Financial Results

Net sales for the year ended December 31, 2008 increased 9.9% to $2,359.2 million from $2,145.8 million in 2007. For the year ended December 31, 2008, net sales in many of our top countries including China, U.S., Venezuela, Brazil, Italy and Taiwan increased 90.8%, 14.0%, 53.2%, 14.1%, 18.6% and 16.2%, respectively, as compared to the same period in 2007. These increases in net sales were mainly due to the continued success of our various DMO’s, such as the Nutrition Club DMO and its expansion into Commercial Clubs and Central Clubs, the Wellness Coach DMO, the Weight Loss Challenge DMO and the Healthy Breakfast DMO, as well as distributor momentum from sales Extravaganzas held during the year and an increase in the number of new sales leaders compared to the prior year period. Overall, the appreciation of foreign currencies had a $52.9 million favorable impact on net sales for the year ended December 31, 2008, representing 25% of the total net sales increase of $213.4 million.

Net income for the year ended December 31, 2008 increased 15.5% to $221.2 million, or $3.36 per diluted share, compared to $191.5 million, or $2.63 per diluted share, for the same period in 2007. The increase was driven by revenue growth in many of our markets and a lower effective tax rate, partially offset by higher labor costs, sales events costs, advertising and promotion expenses and depreciation expense.

Net income for the year ended December 31, 2008 included a $4.8 million unfavorable after tax impact related to restructuring costs and a $6.1 million valuation allowance on deferred tax asset for deferred interest. Net income for the year ended December 31, 2007 included an unfavorable after tax impact of $3.8 million from the completion of the first phase and start of the second phase of our Realignment for Growth plan, an increase in tax reserves of $3.6 million and a $2.1 million net tax benefit resulting from various international tax settlements.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.4	20.4	20.2

Gross profit	80.6	79.6	79.8
Royalty overrides(1)	33.8	35.4	35.8
Selling, general and administrative expenses(1)	32.7	29.6	30.4

Operating income	14.1	14.6	13.6
Interest expense, net	0.6	0.5	2.1

Income before income taxes	13.5	14.1	11.5
Income taxes	4.1	5.2	3.9

Net income	9.4	8.9	7.6

(1)	Compensation to our China sales employees is included in selling, general and administrative expenses where as distributor compensation for all other countries is included in royalty overrides

Year ended December 31, 2008 compared to year ended December 31, 2007

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2008					2007
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$795.3	$(379.2)	$416.1	$80.8	$496.9	$708.8	$(338.3)	$370.5	$68.2	$438.7	13.3%
Mexico & Central America	623.8	(305.0)	318.8	56.4	375.2	647.1	(315.5)	331.6	53.0	384.6	(2.4)%
South America	626.4	(312.7)	313.7	46.9	360.6	523.4	(259.6)	263.8	36.3	300.1	20.2%
EMEA	927.7	(449.1)	478.6	92.1	570.7	924.0	(445.5)	478.5	89.2	567.7	0.5%
Asia Pacific	678.1	(318.0)	360.1	50.7	410.8	625.1	(293.1)	332.0	46.7	378.7	8.5%
China	159.9	(14.9)	145.0	—	145.0	82.6	(6.6)	76.0	—	76.0	90.8%

Worldwide	$3,811.2	$(1,778.9)	$2,032.3	$326.9	$2,359.2	$3,511.0	$(1,658.6)	$1,852.4	$293.4	$2,145.8	9.9%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of our product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the supervisor network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped distributors increase their business, which in turn has driven growth in our business. The discussion below of net sales by geographic region further details some of the specific causes of the growth of our business as well as describes unique growth factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing our products. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

Our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. In addition, new ideas and DMOs are being generated in our regional markets and globalized where applicable, either by distributors, country management or corporate management. Examples of DMOs include the Club concept in Mexico, the Total Plan in Brazil, the Wellness Coach in France, and the

Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $496.9 million for the year ended December 31, 2008. Net sales increased $58.2 million, or 13.3%, for the year ended December 31, 2008, as compared to 2007. In local currency, net sales increased by 13.2% for the year ended December 31, 2008, as compared to 2007. The overall increase was a result of net sales growth in the U.S. of $58.6 million, or 14.0%, for the year ended December 31, 2008, as compared to 2007.

The increase in net sales in North America was primarily due to the continued success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the recent development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 64% Spanish speaking and 36% Non-Spanish speaking for the year ended December 31, 2008.

In October 2008, the region hosted an Extravaganza in Los Angeles that was attended by over 13,000 distributors.

New supervisors in the region increased 2.5% for the year ended December 31, 2008, as compared to the same period in 2007. Total supervisors in the region increased 10.1%. New supervisor growth in the United States was 2.9% for the year ended December 31, 2008, as compared to the same period in 2007.

We believe the fiscal year 2009 net sales in North America should increase year over year primarily as a result of the successful transformation of our distributor business focus to a daily consumption model.

Mexico and Central America

The Mexico and Central America region reported net sales of $375.2 million for the year ended December 31, 2008. Net sales for the year ended December 31, 2008 decreased $9.4 million, or down 2.4%, as compared to 2007. In local currency, net sales for the year ended December 31, 2008 decreased by 2.3%, as compared to 2007. The fluctuation of foreign currency rates had an unfavorable impact of $0.6 million on net sales for the year ended December 31, 2008. Net sales in Mexico had a decline of $18.7 million, or 5.0% for the year ended December 31, 2008, as compared to 2007.

During the third quarter of 2008 we began collecting a Value Added Tax, or VAT, from our distributors that has been levied by the Mexican government on the import and resale of certain products. Distributors previously paid 0% VAT on purchases of most of our products. This VAT increase impacted approximately 58% of our volume in the Mexican market and because the predominant DMO in Mexico is retail price-sensitive it has caused our volumes to decline. We are in the process of challenging this assessment on several fronts, however in the near-term while the products continue to be subject to VAT, we expect volume growth to be constrained.

New supervisors in the region decreased 18.7% for the year ended December 31, 2008, as compared to the same period in 2007. Mexico’s new supervisors decreased by 20.7% for the year ended December 31, 2008. Total supervisor growth in the region decreased 8.0%.

In July 2008, the region hosted an Extravaganza in Mexico City that was attended by over 15,000 distributors.

We believe the fiscal year 2009 net sales in Mexico and Central America should show a year over year decrease reflecting lower volumes due to the recent VAT charge coupled with assumed unfavorable currency fluctuations.

South America

The South America region reported net sales of $360.6 million for the year ended December 31, 2008. Net sales increased $60.5 million or 20.2% for the year ended December 31, 2008, as compared to 2007. In local currency, net sales increased 16.0% for the year ended December 31, 2008, as compared to the same period in 2007.

The fluctuation of foreign currency rates had a $12.4 million favorable impact on net sales for the year ended December 31, 2008. The increase in net sales in the region was attributable to net sales increases in Venezuela, Peru and Brazil, and partially offset by a decline in Argentina.

In Brazil, the region’s largest market, net sales increased $18.8 million, or 14.1%, for the year ended December 31, 2008, as compared to the same period in 2007. The increase in net sales was a result of successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club DMO. In addition, the timing of this year’s Extravaganza, which was held in July 2008 versus December 2007 a year ago, created positive distributor momentum. Favorable foreign currency fluctuations of $9.0 million also contributed to the increase in net sales for the year ended December 31, 2008.

Venezuela, the region’s second largest market, experienced net sales increase of $27.7 million or 53.2%, for the year ended December 31, 2008 as compared to the same period in 2007; however, volumes slowed in the second half of the year as a result of price increases of 20% and 25% in January and May 2008, respectively.

In addition to the Extravaganza held in Brazil, in February 2008, the South America region also hosted Extravaganza events in Argentina and Venezuela with over 20,000 distributors in attendance.

New supervisors in the region decreased 5.2% for the year ended December 31, 2008, as compared to the same period in 2007. For the year ended December 31, 2008, the decrease was driven by declines in Argentina, Colombia and Brazil of 46.8%, 25.2% and 7.4%, respectively, as compared to the same period in 2007. These declines were offset by increases in new supervisor growth in Bolivia and Peru which increased 52.1% and 23.3%, respectively, for the year ended December 31, 2008 as compared to the same period in 2007. Total supervisor growth in the region increased 13.0%.

We believe the fiscal year 2009 net sales in South America should show a decline primarily due to challenging volume comparisons in Venezuela, Argentina and Peru and assumed unfavorable currency fluctuations partially offset by the success of daily consumption DMO’s, primarily in Brazil, as well as product price increase.

EMEA

The EMEA region reported net sales of $570.7 million for the year ended December 31, 2008. Net sales increased $3.0 million, or 0.5%, for the year ended December 31, 2008, as compared to 2007. In local currency, net sales decreased 4.9% for the year ended December 31, 2008, as compared to 2007. The fluctuation of foreign currency rates had a favorable impact on net sales of $30.7 million for the year ended December 31, 2008.

Among the largest markets in the region, Italy and France reported net sales increases of 18.6% and 15.0%, respectively, while Spain reported a net sales decrease of 14.0%, in each case for the year ended December 31, 2008, as compared to the same period in 2007. The increase in net sales for Italy and France was driven by growth in Total Plan, Wellness Evaluations and Healthy Breakfast DMOs. The decrease in net sales for Spain reflects the impact of negative media reports in April 2008 relating to the Spanish Ministry of Health issuing a press release regarding their on-going inquiry into the products that we sell in Spain. Net sales increased in Russia by 37.9% for the year ended December 31, 2008, as compared to the same period in 2007 primarily driven by adoption of the Nutrition Club concept in the form of a Breakfast Club DMO. Net sales in the Netherlands increased 2.4% for the year ended December 31, 2008, as compared to the same period in 2007 and reflect a re-activated distributor base that is utilizing the Wellness Evaluation and Healthy Breakfast DMOs. These increases were offset by declines in Germany and Portugal. Germany net sales declined 22.0% for the year ended December 31, 2008, as compared to the same period in 2007, as it transitions to daily consumption models including Nutrition Clubs and Wellness Evaluations. Portugal net sales declined 47.7% for the year ended December 31, 2008, as compared to the same period in 2007, due to weaker recruiting efforts as this market, similar to Brazil in 2006, transitions toward daily consumption methods.

For the year ended December 31, 2008, new supervisors for the region decreased 14.8%, with declines in Portugal, Germany and Spain of 69.3%, 49.8% and 29.9%, respectively. These declines were offset by increases in Russia, France and Italy, where new supervisors increased 43.9%, 14.7% and 13.4%, respectively, for the year ended December 31, 2008. Total supervisor growth in the region decreased 10.6%.

In June 2008, the EMEA region hosted an Extravaganza event in Barcelona that had over 16,000 distributors in attendance.

We believe fiscal year 2009 net sales in EMEA should show a decrease due primarily to assumed unfavorable currency fluctuations.

Asia Pacific

The Asia Pacific region, which now excludes China, reported net sales of $410.8 million for the year ended December 31, 2008. Net sales increased $32.1 million, or 8.5%, for the year ended December 31, 2008, as compared to the same period in 2007. In local currency, net sales increased 9.1% for the year ended December 31, 2008, as compared to same period in 2007. The fluctuation of foreign currency rates had an unfavorable impact of $2.3 million on net sales for the year ended December 31, 2008. The increase in net sales in Asia Pacific was primarily attributable to increases in three of our largest markets in the region, Taiwan, South Korea and Malaysia, partially offset by a decrease in Japan.

Net sales in Taiwan, our largest market in the region, increased $18.0 million, or 16.2%, for the year ended December 31, 2008, as compared to the same period in 2007. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, has been a positive catalyst for growth in this country.

Net sales in South Korea, our second largest market in the region, increased $7.5 million, or 11.5%, for the year ended December 31, 2008 as compared to the same period in 2007, driven by branding activities and the adoption of the Nutrition Club DMO, in the form of Commercial Clubs.

Net sales in Japan, our third largest market in the region, decreased $7.7 million, or 10.3%, for the year ended December 31, 2008, as compared to the same period in 2007, driven by a decline in distributor recruiting.

Net sales in Malaysia, our fourth largest market in the region, increased $15.9 million, or 68.9%, for the year ended December 31, 2008, as compared to the same period in 2007, reflecting positive distributor momentum and increased recruiting.

In March 2008, Herbalife hosted its annual global Herbalife Honors event in Singapore, where President Team members from around the world met and shared best practices and Herbalife management awarded the Mark Hughes bonus to certain distributors. In addition, in July 2008, we hosted a regional Extravaganza in Bangkok with attendance of approximately 18,000 distributors.

New supervisors in the region increased 1.8% for the year ended December 31, 2008, as compared to the same period in 2007. New supervisors for Malaysia, Korea and Taiwan increased 55.6%, 28.5% and 8.0%, respectively, for the year ended December 31, 2008. These increases were offset by declines in Japan and Thailand of 42.7% and 30.9%, respectively, for the year ended December 31, 2008. Total supervisor growth in the region increased 1.5%.

We believe the fiscal year 2009 net sales in Asia Pacific should show a modest decrease due to assumed unfavorable foreign currency fluctuations. We believe that volume sales should be higher in 2009 due to the continued adoption of daily consumption DMOs in several key markets.

China

Net sales in China were $145.0 million for the year ended December 31, 2008. Net sales increased $69.0 million, or 90.8%, for year ended December 31, 2008, compared to the same period in 2007. In local currency, net sales increased 74.3% for the year ended December 31, 2008, as compared to same period in 2007. The fluctuation of foreign currency rates had a favorable impact of $12.6 million on net sales for the year ended December 31, 2008.

As of December 31, 2008, we had 84 stores in China across 30 provinces. Additionally, during the third quarter of 2008 we received approval for five additional direct selling licenses in the provinces of Beijing, Guangdong, Shandong, Zhejiang (excluding Ningbo) and Guizhou. In Beijing, our direct selling license will permit us to sell away from fixed retail locations once our Beijing outlet is inspected and confirmed by the relevant authority. We now have six direct selling licenses to operate in China. In addition, we have recently submitted applications for five additional direct selling licenses in China.

New sales employees in China increased 70.9% for the year ended December 31, 2008, as compared to the same period in 2007. Total sales employees in China increased 116.4%.

We believe the fiscal year 2009 net sales in China should increase year over year, primarily as a result of continued new store openings, improved store productivity and introduction of nutrition clubs.

Sales by Product Category

	Year Ended December 31,
	2008					2007
				Handling &					Handling &		% Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

Weight Management	$2,469.9	$(1,196.8)	$1,273.1	$211.9	$1,485.0	$2,292.2	$(1,124.3)	$1,167.9	$191.5	$1,359.4	9.2%
Targeted Nutrition	818.0	(396.4)	421.6	70.2	491.8	730.7	(358.4)	372.3	61.1	433.4	13.5%
Energy, Sports and Fitness	165.6	(80.2)	85.4	14.2	99.6	152.2	(74.6)	77.6	12.7	90.3	10.3%
Outer Nutrition	243.8	(118.1)	125.7	20.9	146.6	243.2	(119.3)	123.9	20.3	144.2	1.7%
Literature, Promotional and Other	113.9	12.6	126.5	9.7	136.2	92.7	18.0	110.7	7.8	118.5	14.9%

Total	$3,811.2	$(1,778.9)	$2,032.3	$326.9	$2,359.2	$3,511.0	$(1,658.6)	$1,852.4	$293.4	$2,145.8	9.9%

Net sales of all product categories increased for the year ended December 31, 2008, as compared to the same period in 2007, mainly due to the sales momentum discussed above. We expect growth rates within our product categories to vary from time to time as we launch new products.

Gross Profit

Gross profit was $1,900.8 million for the year ended December 31, 2008, as compared to $1,707.5 million in 2007. As a percentage of net sales, gross profit for the year ended December 31, 2008 increased slightly to 80.6% as compared to 79.6% for the same period in 2007. The increase in gross profit percentage was primarily due to country mix and foreign exchange fluctuations. Generally, gross profit percentages do not vary significantly as a percentage of net sales. We are experiencing ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting current global economic trends. We believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides as a percentage of net sales was 33.8% for the year ended December 31, 2008, as compared to 35.4% in the same period in 2007. The decrease for the year ended December 31, 2008 was primarily due to the increase in net sales in China where compensation to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marking plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. We anticipate fluctuations in royalty overrides as a percent of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales was 32.7% for the year ended December 31, 2008, as compared to 29.6% for the same period in 2007.

For the year ended December 31, 2008, selling, general and administrative expenses increased $137.6 million to $771.8 million from $634.2 million in 2007. The increase for the year ended December 31, 2008 included

$64.3 million in higher salaries and benefits due primarily to normal merit increases, higher stock based compensation expenses, unfavorable impact of foreign currency fluctuations, coupled with severance related to our restructuring (as discussed in Note 13, Restructuring Reserve, in the Notes to our consolidated financial statements), and higher compensation costs associated with full-time employee sales representatives in China, $14.1 million in higher distributor sales events costs, $13.6 million in higher depreciation and amortization expenses, related mostly to the development of our technology infrastructure and the expansion and relocation to new facilities, $11.2 million in higher advertising and promotion expenses, $3.4 million in higher credit card fees due to the increase in sales, and $3.2 million in higher professional fees. These increases were partially offset by lower foreign currency exchange losses of $6.7 million as compared to 2007.

We expect 2009 selling, general and administrative expenses to increase in absolute dollars over 2008 levels reflecting higher China sales employee costs, increased depreciation, primarily related to our global Oracle implementation, and various sales growth initiatives, including distributor promotions. As a result of these factors; selling, general and administrative expenses as a percentage of net sales is expected to be above 2008 levels. Excluding China sales employee costs, we expect selling, general and administrative expenses as a percentage of net sales to be approximately equal to 2008 levels.

Net Interest Expense

Net interest expense is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Net Interest Expense	2008	2007
	(Dollars in millions)

Interest expense	20.1	16.4
Interest income	(6.9)	(5.8)

Total Net Interest Expense	$13.2	$10.6

The increase in interest expense for the year ended December 31, 2008 as compared to the same period in 2007 was primarily due to the higher average balance of long term borrowings, partially offset by lower interest rates, in 2008 as compared to 2007. See “Liquidity and Capital Resources” in this section for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $97.8 million for the year ended December 31, 2008, as compared to $111.1 million in 2007. As a percentage of pre-tax income, the effective income tax rate was 30.7% for the year ended December 31, 2008, as compared to 36.7% in 2007. The decrease in the effective tax rate for the year ended December 31, 2008, as compared to the same period in 2007, was primarily due to a decrease in the operating effective tax rate reflecting country mix, the tax holiday in China and the favorable impact of our global entity structuring and planning offset by an increase in unrecognized tax benefits during the year ended December 31, 2008 and a valuation allowance on deferred tax asset for deferred interest. Excluding the effect of the valuation allowance on deferred tax asset for deferred interest, the effective tax rate for the year ended December 31, 2008 would have been approximately 28.8%.

Restructuring Costs

In July 2006, we initiated the realignment of our employee base as part of the first phase of the Realignment for Growth plan. During the fourth quarter of 2007,we initiated the second phase of the Realignment for Growth plan. During the fourth quarter of 2008, we initiated a new restructuring program. As part of the restructurings, we recorded $6.7 million and $5.8 million of professional fees, severance and related costs for the year ended December 31, 2008 and 2007, respectively. All such amounts were included in selling, general and administrative expenses.

Year ended December 31, 2007 compared to year ended December 31, 2006

The discussion below for the years ended December 31, 2007 and 2006 have been revised from how it was originally disclosed to conform to the December 31, 2008 presentation in connection with the restructuring of our geographic regions from five to six regions in late 2008.

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2007					2006
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$708.8	$(338.3)	$370.5	$68.2	$438.7	$575.9	$(274.9)	$301.0	$56.6	$357.6	22.7%
Mexico & Central America	647.1	(315.5)	331.6	53.0	384.6	634.3	(308.0)	326.3	50.6	376.9	2.0%
South America	523.4	(259.6)	263.8	36.3	300.1	386.8	(189.8)	197.0	27.1	224.1	33.9%
EMEA	924.0	(445.5)	478.5	89.2	567.7	895.5	(430.0)	465.5	82.5	548.0	3.6%
Asia Pacific	625.1	(293.1)	332.0	46.7	378.7	573.0	(267.2)	305.8	41.0	346.8	9.2%
China	82.6	(6.6)	76.0	—	76.0	34.7	(2.6)	32.1	—	32.1	136.8%

Worldwide	$3,511.0	$(1,658.6)	$1,852.4	$293.4	$2,145.8	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	13.8%

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

After experiencing explosive sales growth in 2004 through 2006, 2007 was a re-building year for Mexico as the management team, in conjunction with the distributor leadership, addressed issues of infrastructure needs as well as distributor training. Infrastructure enhancements included introduction of sales centers and expansion of current distribution facilities, the addition of a toll-free phone line, and enhanced Ethical Business Practices or EBP resources. As of December 31, 2007, there were 20 locations throughout Mexico, an increase of 6 locations and expansion of 3 sales centers from December 31, 2006. These additions were designed to provide additional distributor access points and support the expansion of our business. In addition, the distributor leadership has invested significant time training other distributors on Nutrition Club operations and the marketing plan in Mexico.

In Central America, we opened El Salvador, our 64th country, in February 2007. For the year 2007, net sales in El Salvador were $4.9 million, making it the region’s second largest market.

South America

The South America region reported net sales of $300.1 million for the year ended December 31, 2007. Net sales increased $76.0 million or 33.9% for the year ended December 31, 2007, as compared to 2006. In local currency, net sales increased 27.0% for the year ended December 31, 2007, as compared to the same period of 2006. The fluctuation of foreign currency rates had a $15.5 million favorable impact on net sales for the year ended December 31, 2007. The increase was attributable to net sales increases in Venezuela, Argentina, and Peru, partially offset by a decline in Brazil.

New supervisors in the region increased 25.3% for the year ending December 31, 2007, as compared to the same period in 2006. This was driven by new supervisor growth in Venezuela and Argentina, which increased 391.3% and 26.9%, respectively, offset by a 31.7% decline in Brazil. Total supervisor growth in the region increased 26.1%.

In Brazil, the region’s largest market, the net sales decline was primarily due to distributors transitioning to a more balanced mix of recruiting, retailing and retention via the Nutrition Club DMO in an effort to build a more sustainable platform for long-term growth. Also contributing to the sales decline was the fact that our senior distributor leadership in Brazil focused on building new business in Peru, which opened in December 2006 and had net sales of $28.0 million for the year ending December 31, 2007. Brazil hosted a southeastern Extravaganza in December 2007 with over 6,000 distributors in attendance and launched three additional products within their unique green tea based outer care product line called Soft Green. This line is strategically positioned for Brazil to fuel growth in the large personal care segment and is strategically priced to compete with other multi-level marketing companies.

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

For the year ending December 31, 2007, new supervisors for the region decreased 13.7%, with gains in Spain, France, and Italy which were up 17.6%, 7.3%, and 5.8% respectively, offsetting declines in Germany and the Netherlands of 46.5% and 25.3%, respectively. Total supervisor growth for the region declined 5.6%.

In EMEA, Zambia, our 65th country, was opened in July 2007.

Asia Pacific

The Asia Pacific region reported net sales of $378.7 million for the year ended December 31, 2007. Net sales increased $31.9 million, or 9.2%, for the year ended December 31, 2007, as compared to 2006. In local currency, net sales increased 6.2% for the year ended December 31, 2007, as compared to 2006. The fluctuation of foreign currency rates had a favorable impact of $10.6 million on net sales for the year ended December 31, 2007. The increase in net sales in Asia Pacific was attributable to the increase in net sales in Taiwan as our presence continues to grow in this country, partially offset by a decrease in Japan.

Net sales in Taiwan, our largest market in the region, increased $24.0 million, or 27.7%, for the year ended December 31 2007, as compared to 2006. Adoption of the Nutrition Club DMO has fueled growth in this country. Net sales in Japan, our third largest market in the region, decreased $3.8 million, or 4.8%, for the year ended December 31, 2007, as compared to the same period in 2006. Business trends in Japan made sequential improvement during 2007 with fourth quarter 2007 net sales increasing 7.1% compared to the third quarter of 2007 and 3.7% compared to the fourth quarter of 2006.

New supervisors in the region increased 2.6% for the year ending December 31, 2007, as compared to the same period in 2006. Driving this growth are Taiwan, Japan and Thailand up 40.7%, 12.1% and 22.7% respectively. Total supervisor growth in the region increased 7.1%.

China

Net sales in China were $76.0 million for the year ended December 31, 2007. Net sales increased $43.9 million, or 136.8%, for year ended December 31, 2007, compared to the same period in 2006. In local currency, net sales increased 125.5% for the year ended December 31, 2007, as compared to same period in 2006. The fluctuation of foreign currency rates had a favorable impact of $3.7 million on net sales for the year ended December 31, 2007.

On March 23, 2007, we received the Direct Sellers license for the cities of Suzhou and Nanjing in the Jiangsu province. On July 9, 2007, we received our expanded Direct Sellers license for the entire Jiangsu province.

New sales employees in China increased 137.0% for the year ended December 31, 2007, as compared to the same period in 2006. Total sales employee growth in China increased 188.2%.

Sales by Product Category

The following historical information related to sales organized by product categories has been reclassified to conform to our current product line presentation.

	Year Ended December 31,
	2007					2006
				Handling &					Handling &		% Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

Weight Management	$2,292.2	$(1,124.3)	$1,167.9	$191.5	$1,359.4	$2,015.6	$(993.2)	$1,022.4	$167.6	$1,190.0	14.2%
Targeted Nutrition	730.7	(358.4)	372.3	61.1	433.4	616.6	(303.8)	312.8	51.3	364.1	19.0%
Energy, Sports and Fitness	152.2	(74.6)	77.6	12.7	90.3	132.3	(65.2)	67.1	11.0	78.1	15.6%
Outer Nutrition	243.2	(119.3)	123.9	20.3	144.2	256.9	(126.6)	130.3	21.4	151.7	(4.9)%
Literature, Promotional and Other	92.7	18.0	110.7	7.8	118.5	78.8	16.3	95.1	6.5	101.6	16.6%

Total	$3,511.0	$(1,658.6)	$1,852.4	$293.4	$2,145.8	$3,100.2	$(1,472.5)	$1,627.7	$257.8	$1,885.5	13.8%

Our emphasis on the science of weight management, energy and nutrition has resulted in product introductions such as Niteworks® and Garden 7®, Best Defense®, Liftoff®, H3Otm and a new Kids Line. Due to the launch of these products together with the continued positive sales momentum discussed above, net sales of weight management products, targeted nutrition products and energy, sports and fitness products increased compared to 2006. The change of product mix due to various DMOs, as well as the change in country mix, resulted in a decrease in the sales of Outer Nutrition products for 2007.

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

For the year ended December 31, 2007, selling, general and administrative expenses increased $61.2 million to $634.2 million from $573.0 million in 2006. The increase included $38.5 million in higher salaries and benefits due primarily to normal merit increases, severance related to the Realignment for Growth plan (as discussed in Note 13, Restructuring Reserve, in the Notes to our consolidated financial statements) and higher compensation costs associated with full-time employee sales representatives in China, $10.1 million in higher foreign exchange losses, $4.7 million in higher credit card fees due to the increase in sales, and $3.8 million in higher depreciation and amortization related mostly to the development of the Customer Initiative e-tailing and distributor support websites launched in April 2007 and the expansion and relocation to new facilities. The increases were partially offset by $6.2 million lower professional fees.

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

	Year Ended	Year Ended
	December 31,	December 31,
Net Interest Expense	2007	2006
	(Dollars in millions)

9 1/2% Senior Notes Clawback Premium and Write-off of deferred financing fees	—	21.2
Term Loan-Write-off of deferred financing fees	—	1.4
Revolver-Write-off of deferred finance fees	—	0.3

Recapitalization expenses included in Interest Expense	—	22.9
Interest expense	16.4	21.5
Interest income	(5.8)	(4.9)

Total Net Interest Expense	$10.6	$39.5

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

Restructuring Costs

In July 2006, the Company initiated its realignment of its employee base as part of the first phase of its Realignment For Growth plan. The Company recorded $1.8 million and $10.5 million of professional fees, severance and related costs relating to the restructuring for the years ended December 31, 2007 and 2006, respectively. All such amounts were included in selling, general and administrative expenses.

During the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan and incurred approximately $4.0 million of professional fees, severance and related costs relating to the restructuring.

Net Results

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

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material restrictions on the ability to transfer and remit funds among our international affiliated companies. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has primarily resulted from our share repurchase activities and not from the need to fund our normal operations, therefore limiting the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $72.3 million of undrawn capacity as of December 31, 2008 and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.

For the year ended December 31, 2008, we generated $273.0 million of operating cash flow, as compared to $270.8 million for the same period in 2007. The increase in cash generated from operations was primarily due to the increase in operating income of $19.1 million driven by a 9.9% growth in net sales for the year ended December 31, 2008 compared to the same period in 2007, partially offset by higher income tax payments, higher receivable balance resulting from a higher sales volume and an increase in inventory purchases.

Capital expenditures, including capital leases, for the year ended December 31, 2008 were $106.8 million as compared to $49.0 million for the same period in 2007. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. The increase from 2007 was primarily related to the Oracle upgrade and implementation in certain regions. We expect to incur capital expenditures of approximately $60.0 million in 2009.

We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. In March 2007, we made a prepayment of $29.5 million on our term loan borrowings. In September 2007, the credit agreement was amended increasing the revolving credit facility by $150.0 million to fund the increase in our share repurchase program discussed below. During 2007, we borrowed an aggregate amount of $293.7 million under the revolving credit facility to fund our share repurchase program and paid $85.0 million of the revolving credit facility. During the first quarter of 2008, we paid $30.0 million of the revolving credit facility. During the second quarter of 2008, we borrowed an aggregate amount of $40.0 million and paid $28.0 million of the revolving credit facility. During the third quarter of 2008, we paid $45.0 million of the revolving credit facility, and in September 2008, we borrowed an aggregate amount of $10.0 million under the revolving credit facility. During the fourth quarter of 2008, the Company borrowed an additional $68.0 million under the revolving credit facility to fund its share repurchase program and paid $46.0 million of the revolving credit facility.

The following summarizes our contractual obligations including interest at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2014 &
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in millions)

Borrowings under the senior credit facility	$364.2	$11.5	$11.5	$11.4	$186.6	$143.2	$—
Capital leases	7.4	2.7	2.0	1.8	0.9	—	—
Operating leases	156.1	35.2	27.4	19.5	17.0	14.9	42.1
Other	37.7	17.5	14.9	5.3	—	—	—

Total	$565.4	$66.9	$55.8	$38.0	$204.5	$158.1	$42.1

Off-Balance Sheet Arrangements

At December 31, 2008 and December 31, 2007, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Share Repurchases

On April 18, 2007, our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million, raising the total value of our common shares authorized to be repurchased to $450 million. During the year ended December 31, 2007, we repurchased approximately 9.1 million of our common shares through open market purchases at an aggregate cost of $365.8 million or an average cost of $40.42 per share.

On May 20, 2008, our board of directors approved an additional increase of $150 million to our previously authorized share repurchase program raising the total value of common shares authorized to be repurchased to $600 million. During the year-ended December 31, 2008, we repurchased approximately 4.6 million of our common shares through open market purchases at an aggregate cost of $137.0 million, or an average cost of $29.60 per share.

As of December 31, 2008, since the inception of the share repurchase program, we have repurchased approximately 13.7 million of our common shares at an aggregate cost of $502.8 million, or an average cost of $36.76 per share.

Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. On April 18, August 6, and October 30, 2007, our board of directors authorized a $0.20 per common share cash dividend. The aggregate amount of dividends paid and declared during fiscal year 2007 was approximately $41.5 million.

During 2008, our board of directors authorized a $0.20 per common share cash dividend on January 31, May 1, August 5, and October 30, 2008. The aggregate amount of dividends paid and declared during fiscal year 2008 was approximately $50.7 million.

Working Capital and Operating Activities

As of December 31, 2008 and 2007, we had positive working capital of $82.9 million and $111.5 million, respectively. Cash and cash equivalents were $150.8 million at December 31, 2008, compared to $187.4 million at December 31, 2007.

We expect that cash and funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our term loan.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risks.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Herbalife Venezuela to obtain U.S. dollars at the official foreign exchange rate. Unless official foreign exchange is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate.

At December 31, 2008, Herbalife Venezuela had cash balances of approximately $35.5 million, primarily denominated in bolivars. We continue to evaluate the political and economic environment in Venezuela and any potential changes which may affect our operations. We are currently making appropriate applications through the Venezuelan government for acquisition of U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. Herbalife Venezuela’s net sales represented less than 4% of consolidated worldwide net sales for the year ended December 31, 2008.

Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands except per share data)

Operations:
Net sales	$512,877	$602,199	$639,700	$604,437	$578,096	$529,543	$530,100	$508,099
Cost of sales	96,061	116,620	128,049	117,666	113,851	105,886	111,361	107,283

Gross profit	416,816	485,579	511,651	486,771	464,245	423,657	418,739	400,816
Royalty overrides	168,375	200,323	215,300	212,720	204,845	186,497	188,509	180,260
Selling, general and administrative expenses	187,573	196,761	203,113	184,400	173,742	158,864	152,157	149,428

Operating income	60,868	88,495	93,238	89,651	85,658	78,296	78,073	71,128
Interest expense, net	2,858	3,407	3,167	3,791	3,354	2,740	2,274	2,204

Income before income taxes	58,010	85,088	90,071	85,860	82,304	75,556	75,799	68,924
Income taxes	24,351	27,004	22,991	23,493	28,472	27,226	27,690	27,744

Net income	$33,659	$58,084	$67,080	$62,367	$53,832	$48,330	$48,109	$41,180

Earnings per share
Basic	$0.54	$0.91	$1.04	$0.97	$0.80	$0.71	$0.68	$0.57
Diluted	$0.53	$0.89	$1.01	$0.93	$0.77	$0.67	$0.65	$0.55
Weighted average shares outstanding
Basic	62,707	63,594	64,282	64,381	67,219	68,513	70,616	71,722
Diluted	63,187	65,439	66,110	67,200	70,042	71,657	73,990	74,943

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

Subsequent Event

On February 20, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per common share, for the fourth quarter, to shareholders of record effective March 3, 2009, payable on March 17, 2009.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 70 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.8% of retail sales for the year ended December 31, 2008 and approximately 1% of retail sales for the years ended December 31, 2007 and 2006.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $11.6 million and $12.0 million as of December 31, 2008 and December 31, 2007, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations, or SFAS 141. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of December 31, 2008 and December 31, 2007 we had goodwill of approximately $110.7 million and $111.5 million, respectively, and marketing franchise of $310.0 million as of both dates. No marketing related intangibles or goodwill impairment was recorded during the twelve months ended December 31, 2008.

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

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, or SFAS 123R. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of our common shares and, due to the limited period of public trading data for our common shares, it is also validated against the volatility of a company peer group. The expected life of awards is based on the simple average of the average vesting period and the life of the award. As stock-based compensation expense recognized in the Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

We account for uncertain tax positions in accordance with Financial Accounting Standards Board, or FASB, Interpretation Number 48, Income Taxes, or FIN 48. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, or SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. As discussed in Note 14,

Fair Value Measurements, to the Notes to our consolidated financial statements, we have properly measured and disclosed our financial instruments in accordance with SFAS 157.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We believe the adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, or FSP FAS 157-2. FSP FAS 157-2 will delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. We believe the adoption of FAS 157 for nonfinancial assets and liabilities will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We believe the adoption of SFAS 141R will not have a material impact on our consolidated financial statements.

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

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. With the exception of the $45 million foreign exchange forward contracts relating to forecasted inventory purchases, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

The foreign exchange forward contracts are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. Foreign exchange average rate option contracts are also used to mitigate the impact of foreign currency rate fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the operating results of our subsidiaries. The fair value of forward and option contracts is based on third-party bank quotes.

During the year ended December 31, 2008, we purchased $45 million of forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. We have elected to apply the hedge accounting rules as required by SFAS 133, for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of December 31, 2008, approximately $45 million of the contracts were outstanding and are expected to mature over the next year. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged inventory is sold. As of December 31, 2008 we recorded a liability at fair value of $0.1 million with the offsetting amounts recorded in other comprehensive income.

As of December 31, 2008, all of our foreign exchange forward and option contracts have a maturity of one year or less, with the majority expiring within 90 days.

The following table provides information about the details of our forward contracts:

	Average	Original
	Contract	Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At December 31, 2008
Buy EUR sell MXN	19.42	$50.0	$(0.1)
Buy SEK sell EUR	11.00	2.0	—
Buy MYR sell EUR	4.87	0.7	—
Buy DKK sell EUR	7.46	1.5	—
Buy TWD sell EUR	45.95	5.0	—
Buy GBP sell EUR	0.97	1.8	—
Buy CLP sell USD	633.00	3.0	—
Buy GBP sell USD	1.46	3.6	—
Buy USD sell YEN	98.42	3.4	(0.3)
Buy USD sell EUR	1.41	99.6	1.3
Buy USD sell BRL	2.29	6.9	0.2
Buy USD sell MXN	11.18	13.7	2.9
Buy EUR sell USD	1.52	10.0	(0.9)
Buy MXN sell USD	11.56	19.8	(3.6)

Total forward contracts		$221.0	$(0.5)

	Average	Original
	Contract	Notional	Fair
Foreign Currency	Rate	Amount	Value
		(In millions)	(In millions)

At December 31, 2007
Buy BRL sell USD	1.77	$5.3	$—
Buy DKK sell EUR	7.45	1.6	—
Buy EUR sell GBP	0.73	1.0	—
Buy EUR sell MXN	15.95	34.2	—
Buy EUR sell MXN	15.88	29.1	0.3
Buy EUR sell SEK	9.47	0.9	—
Buy EUR sell USD	1.46	15.2	0.1
Buy GBP sell EUR	0.73	3.6	—
Buy INR sell USD	39.44	6.5	—
Buy KRW sell USD	935.00	4.3	—
Buy MYR sell EUR	4.81	0.7	—
Buy NOK sell EUR	7.97	2.3	—
Buy NZD sell EUR	1.90	0.8	—
Buy PLN sell EUR	3.61	1.6	—
Buy SEK sell EUR	9.47	2.8	—
Buy TWD sell EUR	46.71	5.1	(0.1)
Buy USD sell EUR	1.46	55.2	0.1
Buy USD sell TRY	1.19	1.3	—
Buy YEN sell EUR	166.00	21.5	0.4
Buy YEN sell USD	113.57	9.3	0.2

Total forward contracts		$202.3	$1.0

As of December 31, 2007, we did not have any outstanding foreign currency option contracts. The following table provides information about the details of our foreign currency option contracts outstanding as of December 31, 2008:

		Average	Fair
Foreign Currency	Coverage	Strike Price	Value
	(In millions)		(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$10.0	1.52	$0.9
Purchase Puts (Company may sell MXN/buy USD) Mexican Peso	14.2	10.76	3.4

Total option contracts	$24.2		$4.3

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2008 and 2007, the total amount of our foreign subsidiary cash was $142.0 million and $154.8 million, respectively, of which $9.7 million and $8.4 million, respectively, was invested in U.S. dollars.

Interest Rate Risk

As of December 31, 2008, the aggregate annual maturities of the senior secured credit facility entered into on July 2006, as amended, were: 2009-$1.5 million; 2010-$1.5 million; 2011-$1.5 million; 2012-$179.2 million and $140.8 million in 2013. The fair value of the senior secured credit facility approximates its carrying value of $324.5 million as of December 31, 2008 and $357.1 million as of December 31, 2007. The senior secured credit facility bears a variable interest rate, and on December 31, 2008 and 2007, the weighted average interest rate was 3.04% and 6.26%, respectively.

Under our senior secured credit facility, we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount is scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2008, the swap notional amount was $40.0 million. As of December 31, 2008 and 2007, we recorded the interest rate swap as a liability at fair value of $1.0 million and $1.4 million, respectively, with the offsetting amounts recorded in other comprehensive income.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require the Company to include in its Annual Report on Form 10-K, an assessment by management of the effectiveness of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In addition, the Company’s independent auditors must attest to and report on the effectiveness of the Company’s internal control over financial reporting.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Herbalife Ltd.:

We have audited Herbalife Ltd. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Herbalife Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, change in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 24, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 24, 2009

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2008.

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

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

Exhibit
Number		Description	Reference

10.10		Indemnity Agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.11#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.12#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.13#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.14#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.15#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.16#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.18		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.19		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.20		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.21		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.22		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.23		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.24#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.25		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.26		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.27		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.28#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.29#	Form of Stock Bonus Award Agreement	(e)
10	.30#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)
10	.31#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)

Exhibit
Number		Description	Reference

10	.32#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)
10.33		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)
10	.34#	Independent Directors Deferred Compensation and Stock Unit Plan	(i)
10	.35#	Independent Directors Stock Unit Award Agreement	(i)
10	.36#	Herbalife Ltd. 2005 Stock Incentive Plan	(j)
10	.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k)
10	.38#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)
10	.39#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.40#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.41#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(m)
10	.42#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)
10	.43#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)
10	.44#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(o)
10.45		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10.46		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10	.47#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(p)
10	.48#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(q)
10	.49#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.50#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.51#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(q)
10	.52#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(q)
10	.53#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(q)

Exhibit
Number		Description	Reference

10	.54#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.55#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.56#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(r)
10	.57#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(r)
10	.58#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(r)
10	.59#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(r)
10	.60#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(s)
10	.61#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(s)
10	.62#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)
10	.63#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)
10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s)
10	.65#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s)
10.66		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)
10.67		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)
10.68		Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.69#	Herbalife Ltd. Employee Stock Purchase Plan	(u)
10.70		Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)

Exhibit
Number		Description	Reference

10	.71#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(v)
10	.72#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.73#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.74#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.75#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(w)
10.76		Fifth Amendment dated September 25, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(x)
21.1		Subsidiaries of the Registrant	*
23.1		Consent of KPMG LLP — Independent Registered Public Accounting Firm	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(j)	Previously filed on November 22, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 129885).

(k)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on December 20, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(q)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(u)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(x)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company has changed its method of accounting for share-based compensation due to the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company has changed its method of accounting for uncertainty in income taxes due to the adoption of the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As discussed in Note 2 to the consolidated financial statements, effective January 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herbalife Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 24, 2009

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands,
	except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,847	$187,407
Receivables, net of allowance for doubtful accounts of $8,988 (2008) and $7,863 (2007)	70,002	58,729
Inventories, net	134,392	128,648
Prepaid expenses and other current assets	89,214	72,193
Deferred income taxes	40,313	40,119

Total current assets	484,768	487,096

Property — at cost:
Furniture and fixtures	3,878	9,765
Equipment	215,229	141,995
Leasehold improvements	45,796	35,267

	264,903	187,027
Less: accumulated depreciation and amortization	(89,411)	(66,000)

Net property	175,492	121,027

Deferred compensation plan assets	15,754	19,315
Other assets	22,578	15,873
Deferred financing costs, net of accumulated amortization of $1,287 (2008) and $807 (2007)	1,989	2,395
Marketing related intangibles	310,060	310,060
Goodwill	110,677	111,477

Total assets	$1,121,318	$1,067,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,084	$35,377
Royalty overrides	130,369	127,227
Accrued compensation	60,629	54,067
Accrued expenses	104,795	114,083
Current portion of long-term debt	15,117	4,661
Advance sales deposits	12,603	11,599
Income taxes payable	37,302	28,604

Total current liabilities	401,899	375,618
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	336,514	360,491
Deferred compensation plan liability	13,979	20,233
Deferred income taxes	103,675	107,584
Other non-current liabilities	23,520	21,073

Total liabilities	879,587	884,999

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 61.4 million (2008) and 64.4 million (2007) shares issued and outstanding	123	129
Paid-in capital in excess of par value	197,715	160,872
Accumulated other comprehensive loss	(28,614)	(3,947)
Retained earnings	72,507	25,190

Total shareholders’ equity	241,731	182,244

Total liabilities and shareholders’ equity	$1,121,318	$1,067,243

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Product sales	$2,032,293	$1,852,434	$1,627,678
Handling & freight income	326,920	293,405	257,856

Net sales	2,359,213	2,145,839	1,885,534
Cost of sales	458,396	438,382	380,338

Gross profit	1,900,817	1,707,457	1,505,196
Royalty overrides	796,718	760,110	675,245
Selling, general and administrative expenses, including, $0.8 million (2007) and $1.4 million (2006) of related party expenses	771,847	634,190	573,005

Operating income	332,252	313,157	256,946
Interest expense, net	13,222	10,573	39,541

Income before income taxes	319,030	302,584	217,405
Income taxes	97,840	111,133	74,266

NET INCOME	$221,190	$191,451	$143,139

Earnings per share
Basic	$3.47	$2.75	$2.02
Diluted	$3.36	$2.63	$1.92
Weighted average shares outstanding
Basic	63,785	69,497	70,814
Diluted	65,769	72,714	74,509

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

			Paid-in	Accumulated
			Capital in	Other		Total
	Common	Treasury	Excess of	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	Shares	par Value	Income (Loss)	Earnings	Equity	Income
	(In thousands)

Balance at December 31, 2005	$140	$(210)	$89,524	$605	$78,829	$168,888
Issuance of 1.8 million common shares from exercise of stock options, SARs and restricted stock grants	3		11,770			11,773
Excess tax benefit from exercise of stock options, SARs and restricted stock grants			20,179			20,179
Additional capital from share based compensation			11,298			11,298
Retirement of treasury shares		210	(16)		(194)	—
Net income					143,139	143,139	$143,139
Foreign currency translation adjustment				(974)		(974)	(974)
Unrealized loss on marketable securities				(40)		(40)	(40)
Unrealized loss on derivatives				(373)		(373)	(373)

Total comprehensive income							$141,752

Balance at December 31, 2006	$143	$—	$132,755	$(782)	$221,774	$353,890

Issuance of 1.8 million common shares from exercise of stock options, SARs and restricted stock grants	4		13,743			13,747
Excess tax benefit from exercise of stock options, SARs and restricted stock grants			20,735			20,735
Additional capital from share based compensation			12,904			12,904
Repurchases of common shares	(18)		(19,265)		(346,500)	(365,783)
Dividends					(41,535)	(41,535)
Net income					191,451	191,451	$191,451
Foreign currency translation adjustment				(2,523)		(2,523)	(2,523)
Unrealized loss on derivatives				(642)		(642)	(642)

Total comprehensive income							$188,286

Balance at December 31, 2007	$129	$—	$160,872	$(3,947)	$25,190	$182,244

Issuance of 1.7 million common shares from exercise of stock options, SARs, warrants, employee stock purchase plan, and restricted stock grants	3		19,505			19,508
Excess tax benefit from exercise of stock options, SARs and restricted stock grants			15,289			15,289
Additional capital from share based compensation			17,788			17,788
Repurchases of common shares	(9)		(15,739)		(123,173)	(138,921)
Dividends					(50,700)	(50,700)
Net income					221,190	221,190	$221,190
Foreign currency translation adjustment				(24,770)		(24,770)	(24,770)
Unrealized gain on derivatives				103		103	103

Total comprehensive income							$196,523

Balance at December 31, 2008	$123	$—	$197,715	$(28,614)	$72,507	$241,731

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$221,190	$191,451	$143,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,732	35,115	29,995
Excess tax benefits from share-based payment arrangements	(14,602)	(19,447)	(20,179)
Share based compensation expenses	17,788	12,904	11,298
Amortization of discount and deferred financing costs	481	335	340
Deferred income taxes	(4,103)	3,344	(19,544)
Unrealized foreign exchange transaction loss (gain)	15,243	(13,009)	(4,905)
Write-off of deferred financing costs & unamortized discounts	—	204	7,116
Other	1,963	1,391	141
Changes in operating assets and liabilities:
Receivables	(18,529)	(2,381)	(12,228)
Inventories	(27,572)	26,765	(29,943)
Prepaid expenses and other current assets	(23,966)	(28,149)	(737)
Other assets	1,800	(3,967)	(3,223)
Accounts payable	8,922	(7,595)	(1,886)
Royalty overrides	13,375	5,751	26,325
Accrued expenses and accrued compensation	12,412	16,577	31,543
Advance sales deposits	1,917	(501)	(17)
Income taxes payable	24,191	49,956	24,192
Deferred compensation plan liability	(6,254)	2,067	3,020

NET CASH PROVIDED BY OPERATING ACTIVITIES	272,988	270,811	184,447

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(88,601)	(41,942)	(62,460)
Proceeds from sale of property	76	260	111
Deferred compensation plan assets	3,561	(1,708)	(4,459)

NET CASH USED IN INVESTING ACTIVITIES	(84,964)	(43,390)	(66,808)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(50,700)	(41,535)	—
Borrowings from long-term debt	118,000	293,700	215,000
Principal payments on long-term debt	(167,481)	(122,216)	(134,528)
Repurchases of 9 1/2% Notes and 11 3/4% Notes	—	—	(165,137)
Increase in deferred financing costs	(75)	(871)	(2,331)
Share repurchases	(138,921)	(365,783)	—
Excess tax benefits from share-based payment arrangements	14,602	19,447	20,179
Exercise of stock options	19,508	13,747	11,773

NET CASH USED IN FINANCING ACTIVITIES	(205,067)	(203,511)	(55,044)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19,517)	9,174	3,480

NET CHANGE IN CASH AND CASH EQUIVALENTS	(36,560)	33,084	66,075
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	187,407	154,323	88,248

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,847	$187,407	$154,323

CASH PAID DURING THE YEAR
Interest paid	$17,735	$14,799	$39,826

Income taxes paid	$73,939	$62,431	$64,533

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$36,048	$7,085	$4,410

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products through a network of over 1.9 million independent distributors, except in China, where the Company currently sells the products through retail stores and an employed sales force. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico and Central America, which consists of Mexico, Costa Rica, El Salvador, Panama, Dominican Republic, Honduras, Nicaragua, and Guatemala; South America, which includes Brazil; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.

2.	Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife and its subsidiaries.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company believes the adoption of SFAS 161 will not have a material impact to its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, or FSP FAS 157-2. FSP FAS 157-2 will delay the effective date of SFAS No. 157, Fair Value Measurements, or SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2. The Company believes the adoption of FAS 157 for nonfinancial assets and nonfinancial liabilities will not have a material impact to its consolidated financial statements.

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company believes the adoption of SFAS 141R will not have a material impact on its consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications were made to the prior period financial statements to conform to current period presentation.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant inter-company transactions and accounts have been eliminated.

Foreign Currency Translation

In substantially all of the countries that the Company operates, the functional currency is the local currency. Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive income (loss) on the accompanying consolidated balance sheets. Transaction gains and losses, which include the cost of forward exchange and option contracts and the related settlement gains and losses, are included in selling, general and administrative expenses in the accompanying consolidated statement of income. The Company recorded transaction losses of $5.7 million, $12.4 million, and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Forward Exchange Contracts, Option Contracts and Interest Rate Swaps

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

In accordance with SFAS 133, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedging relationship is terminated. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

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

HERBALIFE LTD.

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

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. As disclosed in Note 14, Fair Value Measurements, the Company has properly measured and disclosed its financial instruments.

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	Marketable securities are based on the quoted market prices for these instruments;

•	Foreign exchange contracts are based on exchange rates at period end;

•	The fair value of option and forward contracts are based on dealer quotes;

•	The book values of the Company’s variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company; and

•	The fair values for fixed rate borrowings have been determined based on recent market trade values and are disclosed in Note 4, Long-Term Debt, in the Notes to consolidated financial statements.

Inventories

Inventories are stated at lower of cost (on the first-in, first-out basis) or market. The Company had reserves for obsolete and slow moving inventory totaling $11.6 million and $12.0 million as of December 31, 2008 and 2007, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt.

Long-Lived Assets

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Depreciation of furniture, fixtures, equipment, and leasehold improvements totaled $48.7 million, $33.3 million and $27.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and intangible assets with indefinite lives are evaluated on an annual basis for impairment, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Intangible assets with finite lives are amortized over their expected lives, which are three years for the distributor network, five years for product formulas and two years for product certifications. The annual amortization expense for intangibles was $1.8 million and $3.1 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, all intangibles with finite lives had been fully amortized.

As of December 31, 2008 and 2007, the goodwill balance was $110.7 million and $111.5 million, respectively. The $0.8 million decrease was due primarily to the effect of the settlement of an international tax audit related to the pre-Acquisition period.

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

In July 2006, the FASB issued FASB Interpretation Number 48, or FIN 48. FIN 48 clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 at the beginning of fiscal year 2007 and it did not have a material impact on the Company’s consolidated financial statements. See Note 12, Income Taxes, for further discussion on income taxes.

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

Components of accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2008	2007

Foreign currency translation adjustment	$(27,683)	$(2,913)
Unrealized loss on derivatives, net of tax	(931)	(1,034)

Total accumulated other comprehensive loss	$(28,614)	$(3,947)

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of shares outstanding, inclusive of the effect of dilutive securities such as outstanding equity-based compensation awards, or awards, and warrants.

The following are the share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2008	2007	2006

Weighted average shares used in basic computations	63,785	69,497	70,814
Dilutive effect of awards outstanding	1,803	2,941	3,449
Dilutive effect of warrants	181	276	246

Weighted average shares used in diluted computations	65,769	72,714	74,509

Awards to purchase 2.3 million, 1.0 million and 0.3 million common shares at prices ranging from $38.54 to $48.64, $39.86 to $45.46, and $36.60 to $40.16, were outstanding during 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the award exercise prices were greater than the average market price of a common share and therefore such awards would be anti-dilutive.

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

Share-Based Payments

Prior to January 1, 2006, the Company applied the intrinsic value method as outlined in Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations,

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in accounting for share-based awards made under its plans. Under the intrinsic value method, compensation expense is recorded on the date of grant to the extent that the current market price of the underlying stock exceeds the exercise price.

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, or SFAS 123R. This statement replaces SFAS No. 123 and supersedes APB 25. SFAS No. 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company used the modified prospective transition method, which requires the recognition of compensation expense on a prospective basis only. Accordingly, prior period financial statements have not been restated.

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

3.	Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2008	2007

Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$102.5	$99.9
Outer Nutrition	10.5	10.5
Literature, Promotional and Others	21.4	18.2

Total Inventories, net	$134.4	$128.6

Inventories are presented net of the reserves for obsolete and slow moving inventory of $11.6 million and $12.0 million at December 31, 2008 and 2007, respectively.

4.	Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2008	2007

Borrowings under senior credit facility	324.5	357.1
Capital leases	6.9	7.4
Other debt	20.2	0.7

	351.6	365.2
Less: current portion	15.1	4.7

	$336.5	$360.5

Interest expense was $20.1 million, $16.4 million and $44.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders and replaced the $225.0 million senior secured credit facility, originally entered into on December 21, 2004. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On December 31, 2008 and 2007, the weighted average interest rate for the senior secured credit facility was 3.04% and 6.26%, respectively.

The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to: incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates.

The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the new senior secured credit facility in July 2006, which are being amortized over the term of the new senior secured credit facility. The Company repaid all amounts outstanding under its prior senior secured credit facility amounting to $79.6 million. Consequently, the Company expensed $1.7 million of unamortized deferred financing costs related to that credit facility.

On August 23, 2006, the Company borrowed $200.0 million pursuant to the term loan under the new senior secured credit facility to fund the redemption of its 9 1/2% Notes due 2011, or the 9 1/2% Notes. The total redemption price of the 9 1/2% Notes was $187.8 million and consisted of $165.0 million aggregate principal amount, $16.6 million purchase premium and $6.2 million accrued interest. The redemption premium of $16.6 million and the write-off of unamortized deferred financing costs and discounts of $4.6 million associated with the 9 1/2% Notes were included in interest expense in the third quarter of 2006.

In September 2006, the Company prepaid $20.0 million of its new term loan borrowings resulting in $0.1 million additional interest expense from the write-off of unamortized deferred financing costs. In March 2007, the Company made another prepayment of $29.5 million and expensed approximately $0.2 million of related unamortized deferred financing costs. As of December 31, 2008, the Company is obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of December 31, 2008 and 2007, the amounts outstanding under the term loan were $146.8 million and $148.4 million, respectively.

During the second quarter of 2007, the Company borrowed an aggregate amount of $100.0 million under the revolving credit facility to fund its stock repurchase program. In June 2007, the Company repaid $40.0 million of the amounts outstanding under this facility. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of its current revolving credit facility by an aggregate principal amount of $150.0 million to finance the increase in the stock repurchase program (see Note 9, Shareholders’ Equity, for further discussion of the share repurchase program). During the third quarter of 2007, the Company borrowed an additional amount of $48.7 million and repaid $30.0 million of the amounts outstanding under this facility. During October 2007, the Company repaid $15.0 million of the revolving credit facility, and during December 2007, the Company borrowed an additional amount of $145.0 million.

During the first quarter of 2008, the Company paid $30.0 million of the revolving credit facility. In May 2008, the Company borrowed an additional $40.0 million under the revolving credit facility to fund its share repurchase program and in June 2008 paid $28.0 million of the revolving credit facility. During the third quarter of 2008, the Company paid $45.0 million of the revolving credit facility, and in September 2008, the Company borrowed an aggregate amount of $10.0 million under the revolving credit facility. During the fourth quarter of 2008, the Company borrowed an additional $68.0 million under the revolving credit facility to fund its share repurchase program and paid $46.0 million of the revolving credit facility. As of December 31, 2008 and 2007, the amounts outstanding under the revolving credit facility were $177.7 million and $208.7 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual scheduled principal payments of long-term debt are: $15.1 million, $12.3 million, $3.2 million, $180.1 million, $140.9 million for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

Through the course of conducting regular business operations, certain vendors and government agencies may require letters of credit to be issued. As of December 31, 2008, the Company had $2.8 million of issued but undrawn letters of credit.

5.	Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2019. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2008, were as follows (in millions):

	Operating	Capital

2009	35.2	2.7
2010	27.4	2.0
2011	19.5	1.8
2012	17.0	0.9
2013	14.9	—
Thereafter	42.1	—

Total	$156.1	$7.4

Less: amounts included above representing interest		(0.6)

Present value of net minimum lease payments		$6.8

Rental expense for the years ended December 31, 2008, 2007, and 2006 was $40.8 million, $36.5 million, and $34.4 million respectively.

Property under capital leases is included in property on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2008	2007

Equipment	$16.4	$15.0
Less: accumulated depreciation	(10.7)	(10.6)

Total	$5.7	$4.4

6.	Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet length of service requirements. Employees may elect to contribute between 2% to 17% of their compensation, and the Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants’ earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. The Company contributed $2.0 million, $1.7 million and $1.6 million during the years ended December 31, 2008, 2007 and 2006, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2008, the Company amended its profit sharing plan effective January 1, 2009. Starting January 1, 2009, employees may elect to contribute up to 75% of their compensation, however, contributions are limited to a maximum annual amount as set periodically by the Code. The Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings up to the first 1%, and then make matching contributions in an amount equal to 50% of one dollar for each dollar on the subsequent 5% of deferred earnings. The contributions become fully vested after two years.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan, and the Herbalife Senior Executive Deferred Compensation Plan. The deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year, or Annual Deferral Amount. The Company makes matching contributions on behalf of each participant in the Senior Executive Deferred Compensation Plan. The Senior Executive Deferred Compensation Plan provides that the amount of the matching contributions is to be determined by the Company at its discretion. For 2008, the matching contribution was 3% of a participant’s base salary.

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

The total deferred compensation of the two non-qualified deferred compensation plans net of participant contributions was a benefit of $4.5 million for the year ended December 31, 2008 and an expense of $1.7 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $14.0 million and $20.2 million at December 31, 2008 and 2007, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $15.8 million and $19.3 million as of December 31, 2008 and 2007, respectively.

7.	Transactions with related parties

Golden Gate Private Equity, Inc. and Whitney & Co., LLC and their affiliates, former controlling shareholders of the Company ceased to be affiliates of the Company in the first quarter and second quarter of 2007, respectively. Prior to this, Whitney and Golden Gate had direct and indirect ownership of four companies that provided products and services to the Company. Total purchases of goods and services from these companies amounted to $0.8 million and $1.7 million for the years ended December 31, 2007 and 2006, respectively.

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

The Company had 61.4 million, 64.4 million and 71.6 million common shares outstanding at December 31, 2008, 2007 and 2006, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remain unissued as of December 31, 2008. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by its credit agreement, cash requirements, future prospects and other factors deemed relevant by its board of directors. The senior credit facility, entered into on July 21, 2006, as amended, permits payments of dividends as long as no default or event of default exists and the sum of the amounts paid with respect to dividends and share repurchases does not exceed the sum of $450.0 million plus seventy five percent of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of dividend.

No dividends were declared or paid during fiscal year 2006. During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. On April 18, August 6, and October 30, 2007, the Company’s board of directors authorized a $0.20 per common share cash dividend. The aggregate amount of dividends paid and declared during fiscal year ended December 31, 2007 was approximately $41.5 million.

During fiscal year 2008, the Company’s board of directors authorized a $0.20 per common share cash dividend on January 31, May 1, August 5, and October 30, 2008. The aggregate amount of dividends paid and declared during fiscal year ended December 31, 2008 was approximately $50.7 million.

Share Repurchases

On April 18, 2007, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant. On August 23, 2007, the Company’s board of directors approved an increase of $150 million to its previously authorized share repurchase program raising the total value of Company common shares authorized to be repurchased to $450 million. During the year ended December 31, 2007, the Company repurchased approximately 9.1 million of its common shares through open market purchases at an aggregate cost of $365.8 million or an average cost of $40.42 per share.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 20, 2008, the Company’s board of directors approved an additional increase of $150 million to the share repurchase program raising the total value of Company common shares authorized to be repurchased to $600 million. During the year ended December 31, 2008, the Company repurchased approximately 4.6 million of common shares through open market purchases at an aggregate cost of $137.0 million, or an average cost of $29.60 per share.

As of December 31, 2008, since the inception of the share repurchase program, the Company has repurchased approximately 13.7 million of its common shares at an aggregate cost of $502.8 million or an average cost of $36.76 per share.

During fiscal years 2008 and 2007, the aggregate purchase price of the common shares that the Company repurchased was reflected as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

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

The Company’s stock-based compensation plans provide for grants of stock options, stock appreciation rights, or SARS, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In January 2009, the Company amended the Independent Directors Plan to comply with newly issued Internal Revenue Code Section 457A to eliminate the deferral election and to move to SARS from stock units. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10% during the fourth year. Awards can be subject to market conditions, or market condition awards, or to continued service with the Company, or service condition awards. All awards granted by the Company are either market condition awards or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2008 include stock options, SARS, and stock units.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 1, 2006, the Company adopted SFAS 123R. This statement replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured based on the fair value of the awards granted. The Company adopted SFAS 123R using the modified prospective transition method which requires the recognition of compensation expense on a prospective basis only.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted on or after January 1, 2006, the compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expenses, relating to service condition awards, amounted to $15.9 million, $13.4 million and $11.3 million, respectively. For the year ended December 31, 2008, stock-based compensation expenses, relating to market condition awards, amounted to $1.9 million. For the years ended December 31, 2008, 2007, and 2006 the related income tax benefits recognized in earnings for all awards amounted to $6.7 million, $5.0 million and $4.2 million, respectively.

As of December 31, 2008, the total unrecognized compensation cost related to non-vested service condition stock awards was $34.4 million and the related weighted-average period over which it is expected to be recognized is approximately 2.1 years. As of December 31, 2008, the total unrecognized compensation cost related to non-vested market condition stock awards was $9.2 million and the related weighted-average period over which it is expected to be recognized is approximately 3.2 years.

For the years ended December 31, 2008, 2007 and 2006, excess tax benefits of $15.3 million, $20.7 million and $20.2 million, respectively, were generated from exercises of awards.

The fair value of each service condition and market condition award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and Monte Carlo lattice model, respectively. The expected term of the award is based on the simple average of the average vesting period and the life of the award because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the award is primarily based upon the historical volatility of the Company’s common shares and, due to the limited period of public trading data for its common shares, it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The dividend yield reflects that the Company has not historically paid regular cash dividends from inception to the first quarter of 2007. Dividends paid by the predecessor company in 2002 and prior and special dividends paid in 2004 in connection with the initial public offering of the Company’s common shares have been excluded from the calculation. Commencing in the second quarter of 2007, the board of directors approved a regular quarterly dividend program. During the second, third and fourth quarter of 2007, and during each quarter of 2008, the Company declared a $0.20 per share cash dividend. However, there is no guarantee that the board of directors will not terminate the quarterly dividend program.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock option awards granted during the years ended December 31, 2008 and 2007. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2008, 2007 and 2006:

	Stock Options							Independent Director’s
	Year Ended	SARS			Incentive Plan Stock Units			Stock Units
	December 31,	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006

Expected volatility	37.03%	39.49%	40.98%	38.39%	39.51%	40.87%	38.03%	39.73%	41.82%	37.29%
Dividends yield	zero	2.01%	2.00%	zero	zero	zero	zero	zero	zero	zero
Expected term	6.3 years	6.2 years	6.2 years	6.3 years	2.8 years	2.5 years	2.5 years	3.0 years	3.0 years	3.0 years
Risk-free interest rate	3.94%	2.61%	4.63%	4.58%	2.00%	4.44%	4.36%	2.49%	5.00%	3.56%

There were no market condition awards granted during the years ended December 31, 2007 and 2006. For market condition awards granted during the year ended December 31, 2008, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

SARS
Year Ended
December 31,
2008

Expected volatility	38.5%
Dividends yield	1.64%
Expected term	5.5 years
Risk-free interest rate	2.61%

The following tables summarize the activity under all stock-based compensation plans, which includes all stock awards, for the year ended December 31, 2008:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options & SARS	Shares	Exercise Price	Contractual Term	Value(1)
	(In thousands)			(In millions)

Outstanding at December 31, 2007	8,159	$20.80	6.9 years	$159.1
Granted	1,887	$46.15
Exercised	(1,549)	$14.43
Forfeited	(1,530)	$33.42

Outstanding at December 31, 2008(2)	6,967	$26.32	6.2 years	27.6
Exercisable at December 31, 2008	3,994	$18.14	5.3 years	24.1

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

(2)	Includes 0.8 million market condition awards that were outstanding as of December 31, 2008.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2007	273.9	$38.40	$10.5
Granted	514.1	$45.22	23.2
Vested	(106.0)	$37.46	(4.0)
Cancelled	(205.7)	$43.25	(9.0)

Outstanding and nonvested at December 31, 2008	476.3	$43.41	20.7

The weighted-average grant date fair value of service condition awards granted during the years ended December 31, 2008, 2007 and 2006 was $23.58, $19.54 and $18.44, respectively. The weighted-average grant date fair value of market condition awards granted during the year ended December 31, 2008 was $14.59. The total intrinsic value of service condition awards exercised during the years ended December 31, 2008, 2007 and 2006 was $45.8 million, $60.1 million and $55.5 million, respectively. There were no market condition awards exercised during the years ended December 31, 2008, 2007 and 2006, and there were no market condition awards granted during the years ended December 31, 2007 and 2006.

The following table summarizes information regarding option groups outstanding at December 31, 2008:

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise Price	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(In millions)			(In millions)

$ 0.88 - $ 3.52	0.4	3.99	$3.01	0.4	$3.01
$ 5.00 - $10.56	0.7	4.44	$10.01	0.7	$10.06
$11.00 - $15.00	0.6	6.19	$14.70	0.4	$14.65
$15.50 - $15.50	0.8	5.92	$15.50	0.5	$15.50
$16.00 - $18.09	0.8	4.65	$17.57	0.7	$17.58
$18.10 - $24.64	0.8	4.72	$23.83	0.7	$24.03
$25.00 - $38.75	0.7	7.30	$32.47	0.4	$31.98
$38.77 - $40.25	0.8	8.32	$39.97	0.2	$39.80
$40.28 - $47.10	0.7	9.14	$42.93	—	$—
$48.64 - $48.64	0.7	6.24	$48.64	—	$—

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors.

The Company sells products in 70 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reportable segment as it does not meet the criteria for aggregation.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

In late 2008, the Company changed its geographic regions from five to six regions as part of the Company’s restructuring program. These changes in geographic regions were intended to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in its high potential markets. Historical information presented related to the Company’s geographic regions has been reclassified to conform with its current geographic presentation. The operating information for the Company’s reporting segment and China, and sales by product line are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net Sales:
United States	$477.6	$419.0	$338.3
Mexico	352.2	370.8	373.2
China	145.0	76.0	32.1
Others	1,384.4	1,280.0	1,141.9

Total Net Sales	$2,359.2	$2,145.8	$1,885.5

Operating Margin(1):
United States	$197.6	$160.3	$141.9
Mexico	154.5	152.4	162.7
China	124.8	63.2	24.4
Others	627.1	571.5	500.9

Total Operating Margin	$1,104.0	$947.4	$829.9
Selling, general and administrative expense	771.8	634.2	573.0
Interest expense net	13.2	10.6	39.5

Income before income taxes	319.0	302.6	217.4
Income taxes	97.8	111.1	74.3

Net Income	$221.2	$191.5	$143.1

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Capital Expenditures:
United States	$91.7	$37.9	$51.4
Mexico	1.4	1.6	3.2
China	3.7	2.7	4.2
Others	10.0	6.8	8.1

Total Capital Expenditures	$106.8	$49.0	$66.9

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net sales by product line:
Weight Management	$1,485.0	$1,359.4	$1,190.0
Targeted Nutrition	491.8	433.4	364.1
Energy, Sports & Fitness	99.6	90.3	78.1
Outer Nutrition	146.6	144.2	151.7
Literature, Promotional and Other(2)	136.2	118.5	101.6

Total Net Sales	$2,359.2	$2,145.8	$1,885.5

Net sales by geographic region:
North America(3)	$496.9	$438.7	$357.6
Mexico & Central America(4)	375.2	384.6	376.9
South America	360.6	300.1	224.1
EMEA(5)	570.7	567.7	548.0
Asia Pacific(6)	410.8	378.7	346.8
China	145.0	76.0	32.1

Total Net Sales	$2,359.2	$2,145.8	$1,885.5

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada and Jamaica.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Consists of Mexico, Costa Rica, Panama, Dominican Republic, El Salvador, Honduras, Nicaragua, and Guatemala.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of Asia (excluding China), New Zealand and Australia.

As of December 31, 2008 and 2007, total assets for the Company’s reporting segment, excluding China, was $1,074.3 million and $1,041.8 million, respectively. Total assets for China was $47.0 million and $25.4 million as of December 31, 2008 and 2007, respectively.

As of December 31, 2008, the net property located in the U.S. and in all foreign countries was $146.6 million and $28.9 million, respectively. As of December 31, 2007, the net property located in the U.S. and in all foreign countries was $92.9 million and $28.1 million, respectively.

As of December 31, 2008, the deferred tax assets related to the U.S. and all foreign countries was $40.6 million and $31.4 million, respectively. As of December 31, 2007, the deferred tax assets related to the U.S. and all the foreign countries was $26.7 million and $46.1 million, respectively.

11.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2008, the maximum length of time over which the Company is hedging these exposures is approximately nine months.

On July 21, 2006, an interest rate swap, originally entered into on February 21, 2005, was terminated due to the debt refinancing, and interest income of approximately $0.8 million was recorded in the Company’s consolidated statement of income during the quarter ended September 30, 2006. Under the current credit facility, the Company is obligated to enter into interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into a new interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2008 and 2007, the hedge relationship qualified as an effective hedge under SFAS 133. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes.

As of December 31, 2008 and 2007, the Company recorded the interest rate swap as a liability at fair value of $1.0 million and $1.4 million, respectively, with the offsetting amount recorded in other comprehensive income. As of December 31, 2008, the estimated amount of existing loss related to cash flow hedges expected to be reclassified into earnings over the next nine months is $1.0 million.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate swap is used to hedge the interest rate exposure on the variable interest rate term loan. The fair value of the interest rate swap is based on third-party bank quotes. The table below describes the interest rate swap that was outstanding as of December 31, 2008:

	Notional	Swap	Fair	Maturity
Interest Rate	Amount	Rate	Value	Date
	(In millions)		(In millions)

At December 31, 2008
Interest Rate Swap	$40.0	5.26%	$(1.0)	9/30/2009

Foreign Currency Instruments

The Company designates certain derivatives, such as foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. As of December 31, 2008, all of the Company’s outstanding foreign exchange forward and option contracts mature within one year with the majority maturing within 90 days.

During the year ended December 31, 2008, the Company also purchased $45.0 million of forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company elected to apply the hedge accounting rules as required by SFAS 133 for these hedges. These contracts allow the Company to sell Euros in exchange for US dollars at specified contract rates. As of December 31, 2008, approximately $45.0 million of these contracts were outstanding and are expected to mature over the next 12 months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive earnings within stockholders’ equity, and are recognized in cost of goods sold in the period which approximates the time the hedged inventory is sold. As of December 31, 2008, the Company recorded a liability at fair value of $0.1 million with the offsetting amounts recorded in other comprehensive income relating to the outstanding contracts. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the period ended December 31, 2008, the ineffective portion recorded to the Company’s consolidated statements of income, relating to these hedges, were immaterial and the hedges remained effective as of December 31, 2008.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2008 and 2007:

	Average	Original
Foreign Currency	Contract Rate	Notional Amount	Fair Value
		(In millions)	(In millions)

At December 31, 2008
Buy EUR sell MXN	19.42	$50.0	$(0.1)
Buy SEK sell EUR	11.00	2.0	—
Buy MYR sell EUR	4.87	0.7	—
Buy DKK sell EUR	7.46	1.5	—
Buy TWD sell EUR	45.95	5.0	—
Buy GBP sell EUR	0.97	1.8	—
Buy CLP sell USD	633.00	3.0	—
Buy GBP sell USD	1.46	3.6	—
Buy USD sell YEN	98.42	3.4	(0.3)
Buy USD sell EUR	1.41	99.6	1.3
Buy USD sell BRL	2.29	6.9	0.2
Buy USD sell MXN	11.18	13.7	2.9
Buy EUR sell USD	1.52	10.0	(0.9)
Buy MXN sell USD	11.56	19.8	(3.6)

Total forward contracts		$221.0	$(0.5)

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Average	Original
Foreign Currency	Contract Rate	Notional Amount	Fair Value
		(In millions)	(In millions)

At December 31, 2007
Buy BRL sell USD	1.77	$5.3	$—
Buy DKK sell EUR	7.45	1.6	—
Buy EUR sell GBP	0.73	1.0	—
Buy EUR sell MXN	15.95	34.2	—
Buy EUR sell MXN	15.88	29.1	0.3
Buy EUR sell SEK	9.47	0.9	—
Buy EUR sell USD	1.46	15.2	0.1
Buy GBP sell EUR	0.73	3.6	—
Buy INR sell USD	39.44	6.5	—
Buy KRW sell USD	935.00	4.3	—
Buy MYR sell EUR	4.81	0.7	—
Buy NOK sell EUR	7.97	2.3	—
Buy NZD sell EUR	1.90	0.8	—
Buy PLN sell EUR	3.61	1.6	—
Buy SEK sell EUR	9.47	2.8	—
Buy TWD sell EUR	46.71	5.1	(0.1)
Buy USD sell EUR	1.46	55.2	0.1
Buy USD sell TRY	1.19	1.3	—
Buy YEN sell EUR	166.00	21.5	0.4
Buy YEN sell USD	113.57	9.3	0.2

Total forward contracts		$202.3	$1.0

The Company did not have any foreign currency option contracts outstanding as of December 31, 2007. The following table provides information about the details of the Company’s foreign currency option contracts outstanding as of December 31, 2008:

		Average
Foreign Currency	Coverage	Strike Price	Fair Value
	(In millions)		(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$10.0	1.52	$0.9
Purchase Puts (Company may sell MXN/buy USD) Mexican Peso	14.2	10.76	3.4

Total option contracts	$24.2		$4.3

Most of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2008 and 2007, the total amount of cash held by foreign subsidiaries was $142.0 million and $154.8 million, respectively, of which $9.7 million and $8.4 million, respectively, was maintained or invested in U.S. dollars.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Domestic	$101.7	$154.3	$157.2
Foreign	217.3	148.3	60.2

Total	$319.0	$302.6	$217.4

Income taxes are as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006

Current:
Foreign	$48.4	$47.7	$37.2
Federal	45.0	46.4	54.5
State	8.5	7.1	5.9
Deferred:
Foreign	9.4	7.3	(11.5)
Federal	(12.6)	1.9	(11.6)
State	(0.9)	0.7	(0.2)

	$97.8	$111.1	$74.3

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended
	December 31,
	2008	2007

Deferred income tax assets:
Accruals not currently deductible	$31.3	$43.2
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	5.7	3.9
Depreciation/amortization	2.3	2.9
Deferred compensation plan	18.5	9.8
Deferred interest expense	9.0	5.6
Accrued state income taxes	1.1	5.7
Accrued vacation	2.9	0.2
Other	13.4	3.2

Gross deferred income tax assets	84.2	74.5
Less: valuation allowance	(12.2)	(1.7)

Net deferred income tax assets	$72.0	$72.8

Deferred income tax liabilities:
Intangible assets	$122.8	$125.4
Inventory deductibles	0.8	0.7
Unrealized foreign exchange	4.6	8.1
Other	7.2	6.1

Net deferred income tax liabilities	$135.4	$140.3

Net deferred tax accounts	$(63.4)	$(67.5)

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. The Company believes that the majority of its deferred tax assets will be realized because of the reversal of certain significant taxable temporary differences and anticipated future taxable income from operations.

At December 31, 2008, the Company’s deferred tax assets consisted primarily of foreign tax loss carryforwards and deferred expenses and were reduced by valuation allowances of $12.2 million. The foreign tax loss carryforwards of $5.7 million expire in varying amounts between 2009 and indefinitely.

At December 31, 2008 the Company had approximately $54.2 million on unremitted earnings that was permanently re-invested in foreign subsidiaries. Accordingly, deferred taxes were not provided for these unremitted earnings. If these earnings were remitted, the result would be a net US tax cost to the Company of approximately $2.5 million.

During the year ended December 31, 2008, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will terminate on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during the 2008 and 2009 years and a concessionary tax rate in China for the remaining years included in the holiday period.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions of dollars):

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Tax expense at United States statutory rate	$111.7	$105.9	$76.1
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(9.7)	(0.1)	(3.7)
U.S. tax (benefit) on foreign income net of foreign tax credits	(26.3)	(8.7)	5.5
Increase (decrease) in valuation allowances	8.7	(2.9)	0.5
State taxes, net of federal benefit	5.4	4.8	3.8
Extraterritorial income exclusion	—	—	(6.3)
Unrecognized tax benefits	5.7	7.1	—
Other	2.3	5.0	(1.6)

Total	$97.8	$111.1	$74.3

As of December 31, 2008, the total amount of the unrecognized tax benefits, including related interest and penalties was $52.8 million. The unrecognized tax benefits primarily relate to uncertainties from international transfer pricing issues, the deductibility of certain operating expenses in various jurisdictions, anticipated settlements in foreign tax audits and the expiration of the statute of limitations in several jurisdictions. If the total amount of unrecognized tax benefits was recognized, $35.3 million of unrecognized tax benefits, $8.5 million of interest and $3.3 million of penalties would impact the effective tax rate and $5.7 million of unrecognized tax benefits would impact goodwill.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2008, the Company recorded interest and penalties related to uncertain tax positions of $0.5 million and $0.1 million, respectively. As of December 31, 2008, total accrued interest and penalties were $8.5 million and $3.3 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits (including related interest and penalties) during the year ended December 31, 2008 (in millions):

Balance as of January 1, 2008	$50.3
Additions for current year tax positions	5.9
Additions for prior year tax positions	3.5
Reductions for prior year tax positions	(3.1)
Reductions for audit settlements	(0.8)
Reductions for the expiration of Statutes of Limitation	(3.0)

Balance as of December 31, 2008	$52.8

Unrecognized tax benefits (including related interest and penalties) increased $2.5 million during the year including a benefit from foreign currency fluctuations of approximately $2.6 million. The $2.6 million benefit attributable to foreign currency fluctuations was accounted for as an increase to other comprehensive income.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $20 million within the next twelve months. Of this possible decrease, $12 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $8 million would be due to the expiration of statute of limitations in various jurisdictions.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2004.

13.	Restructuring Reserve

In July 2006, the Company initiated its realignment of its employee base as part of the first phase of its Realignment for Growth plan. The Company recorded $1.8 million and $10.5 million of professional fees, severance and related costs for the years ended December 31, 2007 and 2006, respectively, relating to the first phase of its Realignment for Growth plan. All such amounts were included in selling, general and administrative expenses and were all paid as of December 31, 2008.

During the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan. The Company recorded $1.9 million and $4.0 million of professional fees, severance and related costs for the years ended December 31, 2008 and 2007, respectively, relating to the second phase of its Realignment for Growth plan. All amounts were paid as of December 31, 2008.

During the fourth quarter of 2008, the Company initiated a restructuring program and incurred approximately $4.8 million of professional fees, severance and related costs. The Company expects to complete this restructuring program in 2009.

The following table summarizes the components of this reserve as of December 31, 2008, 2007, and 2006 (in millions):

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2005	$—	$—	$—	$—
Charges	7.2	0.2	3.1	10.5
Cash Payments	(2.6)		(2.7)	(5.3)

Balance as of December 31, 2006	$4.6	$0.2	0.4	5.2
Charges	4.2	0.3	1.3	5.8
Cash Payments	(5.9)	(0.5)	(1.1)	(7.5)

Balance as of December 31, 2007	$2.9	$—	$0.6	$3.5
Charges	6.2	—	0.5	6.7
Cash Payments	(5.8)	—	(1.1)	(6.9)

Balance as of December 31, 2008	$3.3	$—	$—	$3.3

14.	Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the U.S. and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position, FAS 157-1, or FSP FAS 157-1. FSP 157-1 amends SFAS 157 to exclude SFAS 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. On January 1, 2008, the Company adopted the provisions of SFAS 157 related to its financial assets and liabilities, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Assets or liabilities that have recurring measurements and are measured at fair value are shown below:

Fair Value Measurements at Reporting Date Using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Financial Assets:
Foreign currency forward and option contracts	$4.9	$—	$4.9	$—

Total financial assets	$4.9	$—	$4.9	$—

Financial Liabilities:
Foreign currency forward and option contracts	$1.1	$—	$1.1	$—
Interest rate swap	1.0	—	1.0	—

Total financial liabilities	$2.1	$—	$2.1	$—

In January 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 did not have an impact on the Company’s consolidated financial statements as the Company did not elect to adopt the fair value option for any of its financial assets and liabilities.

15. Subsequent Event

On February 20, 2009, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per common share, for the fourth quarter, to shareholders of record effective March 3, 2009, payable on March 17, 2009.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Information (Unaudited)

	2008	2007
	(In millions, except per share data)

First Quarter Ended March 31
Net sales	$604.4	$508.1
Gross profit	486.8	400.8
Net income	62.4	41.2
Earnings per share
Basic	$0.97	$0.57
Diluted	$0.93	$0.55
Second Quarter Ended June 30
Net sales	$639.7	$530.1
Gross profit	511.7	418.7
Net income	67.1	48.1
Earnings per share
Basic	$1.04	$0.68
Diluted	$1.01	$0.65
Third Quarter Ended September 30
Net sales	$602.2	$529.5
Gross profit	485.6	423.7
Net income	58.1	48.3
Earnings per share
Basic	$0.91	$0.71
Diluted	$0.89	$0.67
Fourth Quarter Ended December 31
Net sales	$512.9	$578.1
Gross profit	416.8	464.2
Net income	33.7	53.8
Earnings per share
Basic	$0.54	$0.80
Diluted	$0.53	$0.77

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE Ltd.

By:	/s/ RICHARD GOUDIS
Richard Goudis
Chief Financial Officer

Dated: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 24, 2009

/s/ RICHARD GOUDIS Richard Goudis	Chief Financial Officer (Principal Financial Officer)	February 24, 2009

/s/ DAVID PEZZULLO David Pezzullo	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2009

/s/ LEROY BARNES Leroy Barnes	Director	February 24, 2009

/s/ RICHARD BERMINGHAM Richard Bermingham	Director	February 24, 2009

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 24, 2009

/s/ VALERIA RICO Valeria Rico	Director	February 24, 2009

/s/ JOHN TARTOL John Tartol	Director	February 24, 2009

/s/ LEON WAISBEIN Leon Waisbein	Director	February 24, 2009