Form 10-Q
period 2009-03-31
HERBALIFE LTD.
filed 2009-05-04
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of registrant’s common shares outstanding as of April 30, 2009 was 61,548,112

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$194,733	$150,847
Receivables, net of allowance for doubtful accounts of $8,639 (2009) and $8,988 (2008)	72,300	70,002
Inventories, net	115,705	134,392
Prepaid expenses and other current assets	84,904	89,214
Deferred income taxes	39,921	40,313

Total current assets	507,563	484,768

Property, at cost, net of accumulated depreciation and amortization of $100,260 (2009) and $89,411 (2008)	174,255	175,492
Deferred compensation plan assets	15,142	15,754
Deferred financing costs, net of accumulated amortization of $1,408 (2009) and $1,287 (2008)	1,868	1,989
Marketing related intangibles	310,060	310,060
Goodwill	110,677	110,677
Other assets	20,961	22,578

Total assets	$1,140,526	$1,121,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,853	$41,084
Royalty overrides	125,696	130,369
Accrued compensation	43,690	60,629
Accrued expenses	114,590	104,795
Current portion of long-term debt	6,353	15,117
Advance sales deposits	28,903	12,603
Income taxes payable	44,052	37,302

Total current liabilities	393,137	401,899

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	339,126	336,514
Deferred compensation	13,773	13,979
Deferred income taxes	104,331	103,675
Other non-current liabilities	23,621	23,520

Total liabilities	873,988	879,587

CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 61.6 million (2009) and 61.4 million (2008) shares issued and outstanding	123	123
Paid-in-capital in excess of par value	201,973	197,715
Accumulated other comprehensive loss	(37,307)	(28,614)
Retained earnings	101,749	72,507

Total shareholders’ equity	266,538	241,731

Total liabilities and shareholders’ equity	$1,140,526	$1,121,318

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)

Product sales	$446,948	$520,726
Handling & freight income	74,735	83,711

Net sales	521,683	604,437
Cost of sales	102,400	117,666

Gross profit	419,283	486,771
Royalty overrides	175,532	212,720
Selling, general & administrative expenses	181,458	184,400

Operating income	62,293	89,651
Interest expense, net	1,712	3,791

Income before income taxes	60,581	85,860
Income taxes	19,039	23,493

NET INCOME	$41,542	$62,367

Earnings per share:
Basic	$0.68	$0.97
Diluted	$0.67	$0.93
Weighted average shares outstanding:
Basic	61,510	64,381
Diluted	61,614	67,200
Dividends declared per share	$0.20	$0.20

See the accompanying notes to consolidated financial statements

HERBALIFE, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,542	$62,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,821	10,371
Deficiency (Excess) tax benefits from share-based payment arrangements	963	(10,709)
Share based compensation expenses	4,880	5,133
Amortization of discount and deferred financing costs	121	118
Deferred income taxes	586	(92)
Unrealized foreign exchange transaction loss	6,537	1,926
Other	919	556
Changes in operating assets and liabilities:
Receivables	(4,047)	(13,843)
Inventories	12,235	7,734
Prepaid expenses and other current assets	979	(16,482)
Other assets	750	(77)
Accounts payable	(9,566)	(3,182)
Royalty overrides	(1,035)	(4,156)
Accrued expenses and accrued compensation	(6,703)	4,965
Advance sales deposits	16,666	6,242
Income taxes payable	6,574	12,184
Deferred compensation plan liability	(206)	(255)

NET CASH PROVIDED BY OPERATING ACTIVITIES	86,016	62,800

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(14,073)	(23,931)
Deferred compensation plan assets	612	330

NET CASH USED IN INVESTING ACTIVITIES	(13,461)	(23,601)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(12,300)	(12,869)
Borrowings from long-term debt	19,000	—
Principal payments on long-term debt	(25,487)	(32,099)
Increase in deferred financing costs	—	(75)
Share repurchases	—	(17,668)
(Deficiency) Excess tax benefits from share-based payment arrangements	(963)	10,709
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	365	12,553

NET CASH USED IN FINANCING ACTIVITIES	(19,385)	(39,449)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(9,284)	3,989

NET CHANGE IN CASH AND CASH EQUIVALENTS	43,886	3,739
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,847	187,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$194,733	$191,146

CASH PAID DURING THE PERIOD
Interest paid	$3,429	$4,976

Income taxes paid	$13,374	$11,411

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$280	$657

See the accompanying notes to consolidated financial statements

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products through a network of over 1.9 million independent distributors, except in China, where the Company currently sells its products through retail stores and an employed sales force. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.

2.	Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or the 2008 10-K. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Recently Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities. SFAS 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009. The adoption had no financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures. The Company has applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim and annual periods prior to the date of adoption have not been presented.

In February 2008, the FASB issued FASB Staff Position FAS 157-2, or FSP FAS 157-2. FSP FAS 157-2 delayed the effective date of SFAS No. 157, Fair Value Measurements, or SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. On January 1, 2009, the Company adopted the provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities and the adoption did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS, No. 141 (revised 2007), Business Combinations, or SFAS 141R, which replaces SFAS 141, Business Combinations. SFAS 141R establishes principles and requirements for how an

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. SFAS 141R amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company adopted SFAS 141R on January 1, 2009 and the adoption did not have a material impact on its consolidated financial statements.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 107-1 for its interim period ending June 30, 2009, and believes the adoption of FSP FAS 107-1 will not have a material impact to its consolidated financial statements.

3.	Long-Term Debt

Long-term debt consists of the following:

	As of
	March 31,	December 31,
	2009	2008
	(In millions)

Borrowings under senior secured credit facility	$328.5	$324.5
Capital leases	6.3	6.9
Other debt	10.7	20.2

Total	345.5	351.6
Less: current portion	6.4	15.1

Long-term portion	$339.1	$336.5

Interest expense was $3.3 million and $5.5 million for the three months ended March 31, 2009 and 2008, respectively.

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders and replaced a $225.0 million senior secured credit facility, originally entered into on December 21, 2004. In September 2007, the Company and its lenders amended the senior secured credit facility, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On March 31, 2009 and December 31, 2008, the weighted average interest rate for the senior secured credit facility was 2.20% and 3.04%, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates.

As of March 31, 2009, the Company is obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of March 31, 2009 and December 31, 2008, the amounts outstanding under the term loan were $146.5 million and $146.8 million, respectively.

During the first quarter of 2009, the Company borrowed an additional $19.0 million under the revolving credit facility and paid $14.7 million of the revolving credit facility. As of March 31, 2009 and December 31, 2008, the amounts outstanding under the revolving credit facility were $182.0 million and $177.7 million, respectively.

Through the course of conducting regular business operations, certain vendors and government agencies may require letters of credit to be issued. As of March 31, 2009 and December 31, 2008, the Company had $2.6 million and $2.8 million, respectively, of issued but undrawn letters of credit.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income

Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,	March 31,
	2009	2008
	(In millions)

Net income	$41.5	$62.4
Unrealized gain/(loss) on derivative instruments, net of tax	2.0	(0.9)
Foreign currency translation adjustment	(10.7)	1.0

Comprehensive income	$32.8	$62.5

6.	Segment Information

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

The Company sells products in 70 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reportable segment as it does not meet the criteria for aggregation.

Revenues reflect sales of products to distributors based on the distributors’ geographic location.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2009, the Company changed its geographic regions as part of the Company’s restructuring program by designating Mexico as its own region and combining South America and Central America into one region. These changes in geographic regions were implemented to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in its high potential markets. Historical information presented related to the Company’s geographic regions has been reclassified to conform with the current geographic presentation. The operating information for the Company’s reporting segment and China, and sales by product line are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Net Sales:
United States	$119.1	$114.0
Mexico	59.2	93.6
China	26.8	24.5
Others	316.6	372.3

Total Net Sales	$521.7	$604.4

Operating Margin(1):
United States	$57.0	$47.2
Mexico	26.3	38.8
China	22.6	22.4
Others	137.8	165.7

Total Operating Margin	$243.7	$274.1
Selling, general and administrative expense	181.5	184.4
Interest expense, net	1.7	3.8

Income before income taxes	60.5	85.9
Income taxes	19.0	23.5

Net Income	$41.5	$62.4

	Three Months Ended
	March 31,
	2009	2008
	(In millions)

Net sales by product line:
Weight Management	$329.2	$380.8
Targeted Nutrition	110.0	125.6
Energy, Sports & Fitness	21.6	24.0
Outer Nutrition	31.5	40.2
Literature, Promotional and Other(2)	29.4	33.8

Total Net Sales	$521.7	$604.4

Net sales by geographic region:
North America(3)	$123.1	$118.6
Mexico	59.2	93.6
South and Central America	75.3	106.0
EMEA(4)	123.3	158.0
Asia Pacific(5)	114.0	103.7
China	26.8	24.5

Total Net Sales	$521.7	$604.4

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(3)	Consists of the U.S., Canada and Jamaica.

(4)	Consists of Europe, Middle East and Africa.

(5)	Consists of Asia (excluding China), New Zealand and Australia.

As of March 31, 2009 and December 31, 2008, total assets for the Company’s reporting segment, excluding China, was $1,096.1 million and $1,074.3 million, respectively. Total assets for China were $44.4 million and $47.0 million as of March 31, 2009 and December 31, 2008, respectively.

7.	Stock Based Compensation

The Company has five stock-based compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in the 2008 10-K. During the three months ended March 31, 2009, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2008 10-K. During the three months ended March 31, 2009, the Company also granted stock units and stock appreciation rights, subject to continued service, one-third of which vest on the third anniversary of the date of grant, one-third of which vest on the fourth anniversary of the date of grant, and the remaining one-third of which vest on the fifth anniversary of the date of grant.

For the three months ended March 31, 2009 and 2008, stock-based compensation expense amounted to $4.9 million and $5.1 million, respectively. As of March 31, 2009, the total unrecognized compensation cost related to all non-vested stock awards was $48.7 million and the related weighted-average period over which it is expected to be recognized is approximately 2.5 years.

The following tables summarize the activity under all stock-based compensation plans for the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)

Outstanding at December 31, 2008	6,967	$26.32	6.2 years	$27.6
Granted	1,460	13.62
Exercised	(63)	3.53
Forfeited	(127)	29.03

Outstanding at March 31, 2009	8,237	$24.20	6.6 years	$9.4

Exercisable at March 31, 2009	4,125	$19.00	5.2 years	$7.4

		Weighted Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2008	476.3	$43.41	$20.7
Granted	411.0	13.64	5.6
Vested	(125.4)	43.30	(5.4)
Cancelled	(11.0)	41.61	(0.5)

Outstanding and nonvested at March 31, 2009	750.9	$27.18	$20.4

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of stock awards granted during the three months ended March 31, 2009 and 2008 was $5.85 and $21.58, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2009 and 2008 was $1.2 million and $32.9 million, respectively.

8.	Income Taxes

As of March 31, 2009, the total amount of unrecognized tax benefits, related interest and penalties was $41.1 million, $8.7 million and $3.2 million, respectively. During the three months ended March 31, 2009, the Company recorded tax and interest related to uncertain tax positions of $0.1 million and $0.2 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $41.1 million of unrecognized tax benefits, $8.7 million of interest and $3.2 million of penalties, would impact the effective tax rate.

During the three months ended March 31, 2009, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during 2008 and 2009 and a concessionary tax rate in China for the remaining years included in the holiday period.

9.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at March 31, 2009 the maximum length of time over which the Company is hedging these exposures is approximately six months.

Under its senior secured credit facility, the Company is obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of March 31, 2009 and December 31, 2008, the hedge relationship qualified as an effective hedge under SFAS No. 133. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statements of income. The fair value of the interest rate swap agreement is based on third-party bank quotes and the Company recorded the interest rate swap as a liability at fair value of $0.6 million and $1.0 million as of March 31, 2009 and December 31, 2008, respectively.

Foreign Currency Instruments

The Company also designates certain derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. As of March 31, 2009, all of the Company’s outstanding foreign currency forward contracts have maturity dates of less

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than one year, with the majority maturing within 90 days. There were no foreign currency option contracts outstanding as of March 31, 2009. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of March 31, 2009.

The Company also purchases forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by SFAS 133 for these hedges. These contracts allow the Company to sell Euros in exchange for US dollars at specified contract rates. As of March 31, 2009, approximately $36.0 million of these contracts were outstanding and are expected to mature over the next nine months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded in other comprehensive income (loss), and are recognized in cost of sales in the period which approximates the time the hedged inventory is sold. As of March 31, 2009 and December 31, 2008, the Company recorded an asset at fair value of $1.5 million and a liability of $0.1 million, respectively, relating to outstanding contracts. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2009, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2009.

Gains and Losses on Derivative Instruments

The following gains (losses) relating to derivative instruments were recorded in other comprehensive income (loss) during the three months ended March 31, 2009:

Amount of Gain or
(Loss) Recognized
in Other
Comprehensive
Income (Loss)
(In millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$2.4
Interest rate contracts	—

The following gains (losses) relating to derivative instruments were recorded to income during the three months ended March 31, 2009:

	Amount of Gain or
	(Loss) Recognized	Location of Gain or (Loss)
	in Income	Recognized in Income
	(In millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts(1)	$(0.2)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(0.3)	Selling, general and administrative expenses

(1)	For foreign exchange contracts designated as hedging instruments, the $0.2 million losses recognized in income represents the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following gains (losses) relating to derivative instruments were reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2009:

Amount of Gain or
(Loss) Reclassified
from Accumulated
	Other Comprehensive	Location of Gain or (Loss) Reclassified
	Income (Loss) into	from Accumulated Other Comprehensive Income
	Income	(Loss) into Income (Effective Portion)
(In millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$—	Cost of sales
Interest rate contracts	$(0.4)	Interest expense, net

SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. See Note 13, Fair Value Measurements, for information on derivative fair values in the Company’s consolidated balance sheet as of March 31, 2009.

10.	Restructuring Reserve

The Company recorded $0.6 million and $0.4 million of professional fees, severance and related costs for the three months ended March 31, 2009 and 2008, respectively, related to restructurings. All such amounts were included in selling, general and administrative expenses. The Company expects to complete in 2009 the restructuring program initiated in the fourth quarter of 2008.

The following table summarizes the components of this reserve as of March 31, 2009:

		Retention
	Severance	Benefits	Others	Total
	(In millions)

Balance as of December 31, 2008	$3.3	$—	$—	$3.3
Charges	0.5	—	0.1	0.6
Cash payments	(2.6)	—	(0.1)	(2.7)

Balance as of March 31, 2009	$1.2	$—	$—	$1.2

11.	Shareholders’ Equity

Dividends

On February 20, 2009, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the fourth quarter of 2008 that was paid to shareholders of record on March 17, 2009. The aggregate amount of dividends declared and paid during the three months ended March 31, 2009 and 2008 were $12.3 million and $12.9 million, respectively.

Share Repurchases

During the three months ended March 31, 2009, the Company did not repurchase any of its common shares. As of March 31, 2009, since the inception of the share repurchase program, the Company has repurchased approximately 13.7 million of its common shares at an aggregate cost of $502.8 million or an average cost of $36.76 per share. As of March 31, 2009, the approximate dollar value of shares that could be purchased under the Company’s share repurchase program was approximately $97.2 million. The Company’s share repurchase program in effect on March 31, 2009 expired on April 17, 2009 pursuant to its terms.

12.	Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options, stock appreciation rights, stock units and warrants.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Weighted average shares used in basic computations	61,510	64,381
Dilutive effect of exercise of equity grants outstanding	61	2,497
Dilutive effect of warrants	43	322

Weighted average shares used in diluted computations	61,614	67,200

Equity grants, such as stock options, stock appreciation rights, or stock units, to purchase or acquire 3.7 million and 1.5 million common shares were outstanding during the three months ended March 31, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of a common share and therefore such equity grants would be anti-dilutive.

13.	Fair Value Measurements

The Company currently applies the provisions of SFAS 157 for its financial and non-financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The Company measures certain assets and liabilities at fair value consisting of derivative instruments. All derivative assets are recorded as prepaid expenses and other current assets, and all derivative liabilities are recorded as accrued expenses. Assets or liabilities that have recurring measurements are shown below:

Fair Value Measurements at Reporting Date Using

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Balance Sheet	March 31,	Assets/Liabilities	Inputs	Inputs
Description	Location	2009	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Assets:
Derivatives designated as cash flow hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$1.5	$—	$1.5	$—

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Balance Sheet	March 31,	Assets/Liabilities	Inputs	Inputs
Description	Location	2009	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Total assets		$1.5	$—	$1.5	$—

Liabilities:
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accrued expenses	$0.6	$—	$0.6	$—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	1.3	—	1.3	—

Total liabilities		$1.9	$—	$1.9	$—

14.	Subsequent Event

On April 30, 2009, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the first quarter of 2009, payable on June 5, 2009 to shareholders of record on May 22, 2009.

The Company’s share repurchase program in effect on March 31, 2009 expired on April 17, 2009 pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.4 billion for the year ended December 31, 2008. As of March 31, 2009, we sold our products in 70 countries through a network of over 1.9 million independent distributors. In China, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 29-year operating history.

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

While we are closely monitoring the current global economic crisis, the Company remains focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets including China, the U.S., Brazil, Mexico and Russia, globalizing successful distributor methods of operation such as Nutrition Clubs, introducing new products, developing niche market segments and further investing in our infrastructure. Management remains intently focused on the Venezuela market and especially the limited ability to repatriate cash at the official exchange rate.

During the first quarter of 2009, we changed our geographic regions, designating Mexico as its own region and combining South America and Central America into a single region. These changes in geographic regions were implemented to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in high potential markets. Under the new geographic regions, we report revenue from:

•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico;

•	South and Central America;

•	EMEA, which consists of Europe, the Middle East and Africa;

•	Asia Pacific, which consists of Asia (excluding China), New Zealand and Australia; and

•	China.

Historical information presented in this Quarterly Report on Form 10-Q relating to our geographic regions has been reclassified to conform with our current geographic presentation

Volume Points by Geographic Region

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

	Three Months Ended March 31,
	2009	2008	% Change
	(Volume points in millions)

North America	186.5	178.1	4.7%
Mexico	120.4	148.1	(18.7)%
South and Central America	102.6	118.9	(13.7)%
EMEA	124.1	137.1	(9.5)%
Asia Pacific	145.0	106.3	36.4%
China	20.8	20.7	0.5%

Worldwide	699.4	709.2	(1.4)%

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

	Three Months Ended March 31,
	2009	2008	% Change

North America	7,893	9,010	(12.4)%
Mexico	4,351	7,355	(40.8)%
South and Central America	7,715	12,780	(39.6)%
EMEA	5,236	6,533	(19.9)%
Asia Pacific (excluding China)	10,737	8,777	22.3%

Total New Supervisors	35,932	44,455	(19.2)%
New China Sales Employees	4,327	4,350	(0.5)%

Worldwide Total New Sales Leaders	40,259	48,805	(17.5)%

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

Supervisor Statistics (Excluding China)	2009	2008
	(In thousands)

January 1 total supervisors	456.9	451.6
January & February new supervisors	20.6	28.6
Demoted supervisors (did not re-qualify)	(181.4)	(167.7)
Other supervisors (resigned, etc)	(1.4)	(2.8)

End of February total supervisors	294.7	309.7

The distributor statistics below further highlight the calculation for retention.

Supervisor Retention (Excluding China)	2009	2008
	(In thousands)

Supervisors needed to re-qualify	304.0	284.0
Demoted supervisors (did not re-qualify)	(181.4)	(167.7)

Total re-qualified	122.6	116.3

Retention rate	40.3%	41.0%

The table below reflects the number of sales leaders as of February (subsequent to the annual re-qualification date) and supervisor retention rate by year and by region.

	Number of Sales Leaders		Supervisors Retention Rate
	2009	2008	2009	2008

North America	63,726	64,383	42.2%	43.5%
Mexico	50,099	60,685	45.2%	44.4%
South and Central America	67,876	67,808	32.2%	34.7%
EMEA	53,371	59,446	48.7%	46.6%
Asia Pacific (excluding China)	59,631	57,355	35.1%	34.3%

Total Supervisors	294,703	309,677	40.3%	41.0%
China Sales Employees	29,684	25,294

Worldwide Total Sales Leaders	324,387	334,971

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

Summary Financial Results

Net sales for the three months ended March 31, 2009 decreased 13.7% to $521.7 million compared to the same period in 2008, primarily reflecting the adverse effect of currency fluctuations which had an adverse impact of 12.8% or $77.2 million. In local currency, net sales declined 0.9% compared to the same period in 2008. For the three months ended March 31, 2009 net sales in some of our top countries including Mexico, Venezuela, Japan and

Brazil decreased 36.8%, 30.7%, 28.0% and 7.6%, respectively, as compared to the same period in 2008, while other top countries including Taiwan, the U.S. and China increased 41.7%, 4.5% and 9.4%, respectively, as compared to the same period in 2008. A decline in distributor and sales leader recruiting and the negative impact of the Value Added Tax, or VAT, in Mexico and 2008 price increases in Venezuela also contributed to the decline in net sales for the period. The increase in other top markets was mainly due to the continued success of our distributors as they continued their conversion to a daily consumption business model and an increase in the number of sales employees in China compared to the prior year period.

Net income for the three months ended March 31, 2009 decreased 33.4% to $41.5 million, or $0.67 per diluted share, compared to $62.4 million, or $0.93 per diluted share, for the same period in 2008. The decrease was driven by revenue declines, higher effective tax rate reflecting changes in country mix, higher depreciation expense and foreign currency losses, partially offset by lower interest expense, lower labor costs resulting from our restructuring initiative and lower sales events costs. Net income for the three months ended March 31, 2009 included a $0.4 million unfavorable after tax impact in connection with our restructuring activities.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Operations:
Net sales	100.0%	100.0%
Cost of sales	19.6	19.5

Gross profit	80.4	80.5
Royalty overrides(1)	33.7	35.2
Selling, general and administrative expenses(1)	34.8	30.5

Operating income	11.9	14.8
Interest expense, net	0.3	0.6

Income before income taxes	11.6	14.2
Income taxes	3.6	3.9

Net income	8.0%	10.3%

(1)	Compensation to our China sales employees is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2009					2008
				Handling					Handling		Change
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$196.6	$(93.7)	$102.9	$20.2	$123.1	$189.5	$(90.2)	$99.3	$19.3	$118.6	3.8%
Mexico	97.8	(47.7)	50.1	9.1	59.2	156.7	(76.5)	80.2	13.4	93.6	(36.8)%
South and Central America	124.3	(59.9)	64.4	10.9	75.3	191.7	(98.7)	93.0	13.0	106.0	(29.0)%
EMEA	199.9	(96.8)	103.1	20.2	123.3	257.0	(124.2)	132.8	25.2	158.0	(22.0)%
Asia Pacific	189.3	(89.7)	99.6	14.4	114.0	171.7	(80.8)	90.9	12.8	103.7	9.9%
China	29.0	(2.2)	26.8	—	26.8	27.2	(2.7)	24.5	—	24.5	9.4%

Worldwide	$836.9	$(390.0)	$446.9	$74.8	$521.7	$993.8	$(473.1)	$520.7	$83.7	$604.4	(13.7)%

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

The factors described above have helped distributors increase their business, which in turn helps drive sales in our business. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales reductions during the three months ended March 31, 2009, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing our products. The correct business foundation includes strong country management that works closely with the distributor leadership, unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, World Team Schools, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

Our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. In addition, new ideas and Daily Method of Operations, or DMOs, are being generated in our regional markets and globalized where applicable, either by distributors, country management or corporate management. Examples of DMOs include the Club concept in Mexico, the Total Plan in Brazil, the Wellness Coach in France, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $123.1 million for the three months ended March 31, 2009. Net sales increased $4.5 million, or 3.8%, for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, net sales increased by 4.4% for the three months ended March 31, 2009, as compared to the same period in 2008. The overall increase was a result of net sales growth in the U.S. of $5.1 million, or 4.5%, for the three months ended March 31, 2009, as compared to the same period in 2008.

The increase in net sales in North America was primarily due to the continued success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the recent development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 63% Spanish speaking and 37% Non-Spanish speaking for the three months ended March 31, 2009.

In January 2009, the U.S. hosted a “Why Herbalife, Why Now?” tour in seven cities featuring our Chief Executive Officer, or CEO, Michael O. Johnson. In total over 14,500 distributors attended the tour.

New supervisors in the region decreased 12.4% for the three months ended Mach 31, 2009, as compared to the same period in 2008. Total supervisors in the region decreased 1.0%. New supervisors in the U.S. decreased 12.6% for the three months ended March 31, 2009, as compared to the same period in 2008.

In March 2009, Herbalife hosted its annual global Herbalife Honors event in Los Angeles, where President Team members from around the world met and shared best practices, conducted leadership training and Herbalife management awarded distributors $36.4 million in Mark Hughes bonus payments related to 2008 performance.

We believe the fiscal year 2009 net sales in North America should increase year over year primarily as a result of the successful transformation of our distributor business focus to a daily consumption model as well as a 5% price increase which was instituted in the U.S. during February 2009.

Mexico

Net sales in Mexico were $59.2 million for the three months ended March 31, 2009. Net sales for the three months ended March 31, 2009 decreased $34.4 million, or 36.8%, as compared to the same period in 2008. In local currency, net sales for the three months ended March 31, 2009 decreased by 15.9%, as compared to the same period in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $19.4 million on net sales for the three months ended March 31, 2009.

During the third quarter of 2008 we began collecting a VAT from our distributors that has been levied by the Mexican government on the import and resale of certain nutrition products. Distributors previously paid 0% VAT on purchases of most of our nutrition products. In the first quarter of 2009, this VAT increase affected approximately 56% of our sales volume in the region and because Nutrition Clubs are the predominant DMO in Mexico, which are retail price-sensitive, the VAT increase has caused our volumes to decline. We are in the process of challenging this assessment on several fronts, however in the near-term while the products continue to be subject to VAT, we expect volume growth to be constrained in Mexico. We are also exploring product re-formulations that would enable us to sell nutrition products in Mexico which would not be subject to the VAT charge.

New supervisors in Mexico decreased 40.8% for the year ended March 31, 2009, as compared to the same period in 2008. Total supervisors in Mexico decreased 17.6%.

In January 2009, Mexico hosted a President’s Tour in 15 cities which was attended by over 16,000 distributors. In March 2009, Mexico hosted a “Why Herbalife, Why Now?” tour in four cities featuring CEO Michael O. Johnson with a combined total attendance of over 16,000 distributors.

We believe the fiscal year 2009 net sales in Mexico should decrease reflecting lower volumes due to the VAT charge coupled with assumed unfavorable currency fluctuations.

South and Central America

The South and Central America region reported net sales of $75.3 million for the three months ended March 31, 2009. Net sales decreased $30.7 million or 29.0% for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, net sales decreased 16.5% for the three months ended March 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had a $13.3 million unfavorable impact on net sales for the three months ended March 31, 2009. The decrease in local currency net sales in the region was attributable to net sales decreases in most of the markets in the region partially offset by sales in Ecuador which was opened in the fourth quarter of 2008.

In Brazil, the region’s largest market, net sales decreased $2.7 million, or 7.6%, for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 23.0% for the three months ended March 31, 2009, as compared to the same period in 2008. The increase in local currency net sales was a result of distributors successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club and daily consumption based DMOs. The fluctuation of foreign currency rates had a $10.9 million unfavorable impact on net sales for the three months ended March 31, 2009.

Venezuela, the region’s second largest market, experienced a net sales decrease of $7.7 million or 30.7%, for the three months ended March 31, 2009 as compared to the same period in 2008. On a sequential quarter basis, Venezuela appears to have stabilized following a slowdown in volume during the second half of 2008 as a result of price increases of 20% and 25% in January and May 2008, respectively.

In February 2009, the region hosted three Extravaganzas in Chile, Colombia, and Panama with collectively over 18,300 distributors in attendance. In addition, Brazil hosted an Extravaganza in April 2009 with attendance of over 12,000 distributors.

New supervisors in the region decreased 39.6% for the three months ended March 31, 2009, as compared to the same period in 2008. For the three months ended March 31, 2009, the decrease was driven by declines in Argentina, Venezuela, Bolivia and Peru of 84.3%, 72.1%, 59.8%, and 57.5%, respectively, as compared to the same period in 2008. These declines were partially offset by increases in new supervisor growth in Brazil which increased 11.8% for the three months ended March 31, 2009 as compared to the same period in 2008. Total supervisors in the region decreased 1.9%.

We believe the fiscal year 2009 net sales in South and Central America should show a decline primarily due to challenging volume comparisons in Venezuela, Argentina and Peru and assumed unfavorable currency fluctuations partially offset by the success of daily consumption DMOs, primarily in Brazil, as well as product price increases.

EMEA

The EMEA region reported net sales of $123.3 million for the three months ended March 31, 2009. Net sales decreased $34.7 million, or 22.0%, for the three months ended March 31, 2009, as compared to 2008. In local currency, net sales decreased 6.6% for the three months ended March 31, 2009, as compared to 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $24.3 million for the three months ended March 31, 2009.

Among the largest markets in the region, Italy, France and Spain net sales decreased 3.9%, 22.5% and 48.3%, respectively, for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, Italy reported a net sales increase of 10.5% while France and Spain reported net sales decreases of 10.8% and 40.8%, respectively, for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease in net sales for Spain reflects the impact of negative media reports in April 2008 relating to the Spanish Ministry of Health alert regarding Herbalife products. In Russia, net sales decreased by 21.0% for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, however, net sales increased by 11.6% for the three months ended March 31, 2009, as compared to the same period in 2008. The increase in local currency net sales was primarily driven by the continued adoption of the Nutrition Club concept in the form of a

Breakfast Club DMO. Net sales in the Netherlands decreased 11.9% for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, however, net sales increased 1.1% over the same period compared to the prior year period reflecting a re-activated distributor base that is utilizing the Wellness Evaluation and Healthy Breakfast DMOs. Portugal net sales declined 61.8% for the three months ended March 31, 2009, as it continues to transition towards a daily consumption model.

For the three months ended March 31, 2009, new supervisors for the region decreased 19.9%, with declines in Portugal, Spain and the CIS countries of 78.7%, 62.6% and 35.4%, respectively. These declines were partially offset by increases in Russia and Italy, where new supervisors increased 26.4% and 10.5%, respectively, for the three months ended March 31, 2009. Total supervisors in the region decreased 10.3%.

We believe fiscal year 2009 net sales in EMEA should show a decrease due primarily to assumed unfavorable currency fluctuations and soft volume point trends.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $114.0 million for the three months ended March 31, 2009. Net sales increased $10.3 million, or 9.9%, for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 29.8% for the three months ended March 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $20.6 million on net sales for the three months ended March 31, 2009. The increase in net sales in Asia Pacific was primarily attributable to increases in three of our largest markets in the region, Taiwan, South Korea and Malaysia, partially offset by a decrease in Japan.

Net sales in Taiwan, our largest market in the region, increased $12.7 million, or 41.7%, for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 54.3% for the three months ended March 31, 2009, as compared to the same period in 2008. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, has been a positive catalyst for growth in this country. Sales were further bolstered in the first quarter of 2009 by a promotion which was done in conjunction with a government sponsored Consumption Voucher project. This promotion was in place for both February and March.

Net sales in South Korea, our second largest market in the region, increased $0.8 million, or 5.0%, for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 55.9% for the three months ended March 31, 2009, as compared to the same period in 2008. The increase in local currency net sales was driven by branding activities and the adoption of the Nutrition Club DMO, in the form of Commercial Clubs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $8.3 million or 50.9% for the three months ended March 31, 2009, as compared to the same period in 2008.

Net sales in Japan, our third largest market in the region, decreased $6.0 million, or 28.0%, for the three months ended March 31, 2009, as compared to the same period in 2008. In local currency, net sales decreased 18.0% for the three months ended March 31, 2009, as compared to the same period in 2008. The decrease in local currency net sales was driven by a continuing decline in distributor recruiting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.1 million or 10.0% for the three months ended March 31, 2009, as compared to the same period in 2008.

Net sales in Malaysia, our fourth largest market in the region, increased $2.9 million, or 34.7%, for the three months ended March 31, 2009, as compared to the same period in 2008, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 51.6% for the three months ended March 31, 2009, as compared to the same period in 2008.

New supervisors in the region increased 22.3% for the three months ended March 31, 2009, as compared to the same period in 2008. New supervisors for India, Korea and Taiwan increased 83.8%, 56.4% and 29.2%, respectively, for the three months ended March 31, 2009. These increases were offset by declines in Japan and Australia of 71.5% and 39.7%, respectively, for the three months ended March 31, 2009. Total supervisor growth in the region increased 7.0%.

We believe the fiscal year 2009 net sales in Asia Pacific should be approximately flat compared to prior year as projected volume increases will be offset by assumed unfavorable foreign currency fluctuations.

China

Net sales in China were $26.8 million for the three months ended March 31, 2009. Net sales increased $2.3 million, or 9.4%, for three months ended March 31, 2009, compared to the same period in 2008. In local currency, net sales increased 4.8% for the three months ended March 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had a favorable impact of $1.2 million on net sales for the three months ended March 31, 2009.

The current focus in China is to transition to a more retail based environment led by the introduction of nutrition clubs to increase the emphasis on daily consumption methods of operation. As experienced in other markets which have gone through a similar transition, China is experiencing a slow-down in sales growth as distributors begin to build their nutrition club business. As of March 31, 2009, there were currently over 100 clubs operating within major cities throughout China. We believe the recent success of the club DMO in Taiwan could be achieved over the next few years throughout China.

In March 2009, China held a Spectacular in the city of Nanjing with over 9,000 attendees.

As of March 31, 2009, we had 84 stores in China across 30 provinces. We currently have direct selling licenses in six provinces: JiangSu, Beijing, Guangdong, Shandong, Zhejiang (excluding Ningbo) and Guizhou. In Beijing, our direct selling license will permit us to sell away from fixed retail locations once our Beijing outlet is inspected and confirmed by the relevant authority. In addition, we have submitted applications for five additional direct selling licenses in China.

New sales employees in China decreased 0.5% for the three months ended March 31, 2009, as compared to the same period in 2008. Overall, sales employees in China increased 17.2%.

We believe the fiscal year 2009 net sales in China should increase slightly year over year, primarily as a result of improved store productivity and continuing growth of nutrition clubs.

Sales by Product Category

	Three Months Ended March 31,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$542.8	$(262.1)	$280.7	$48.5	$329.2	$644.3	$(317.8)	$326.5	$54.3	$380.8	(13.6)%
Targeted Nutrition	181.4	(87.6)	93.8	16.2	110.0	212.6	(104.9)	107.7	17.9	125.6	(12.4)%
Energy, Sports and Fitness	35.5	(17.1)	18.4	3.2	21.6	40.6	(20.0)	20.6	3.4	24.0	(10.0)%
Outer Nutrition	52.0	(25.1)	26.9	4.6	31.5	68.1	(33.6)	34.5	5.7	40.2	(21.6)%
Literature, Promotional and Other	25.2	1.9	27.1	2.3	29.4	28.2	3.2	31.4	2.4	33.8	(13.0)%

Total	$836.9	$(390.0)	$446.9	$74.8	$521.7	$993.8	$(473.1)	$520.7	$83.7	$604.4	(13.7)%

Net sales of all product categories decreased for the three months ended March 31, 2009, as compared to the same period in 2008, mainly due to the changes in net sales in the geographic regions discussed above.

Gross Profit

Gross profit was $419.3 million for the three months ended March 31, 2009, as compared to $486.8 million for the same period in 2008. As a percentage of net sales, gross profit for the three months ended March 31, 2009 decreased slightly to 80.4% as compared to 80.5% for the same period in 2008. Generally, gross profit percentages do not vary significantly as a percentage of net sales. We are experiencing ingredient and product price pressure in the areas of soy and dairy products along with currency fluctuations reflecting current global economic trends. We believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides as a percentage of net sales was 33.7% for the three months ended March 31, 2009, as compared to 35.2% for the same period in 2008. The decrease for the three months ended March 31, 2009, was primarily due to changes in country mix and the increase in net sales in China where compensation to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. We anticipate fluctuations in royalty overrides as a percent of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales was 34.8% for the three months ended March 31, 2009, as compared to 30.5% for the same period in 2008.

For the three months ended March 31, 2009, selling, general and administrative expenses decreased $2.9 million to $181.5 million from $184.4 million for the same period in 2008. The decrease for the three months ended March 31, 2009 included $1.7 million in lower salaries and benefits mainly resulting from our restructuring initiatives; $4.3 million in lower distributor sales events costs; and $4.1 million in lower non-income tax expenses. These decreases were partially offset by $4.5 million in higher depreciation and amortization expenses, related mostly to the development of our technology infrastructure and the expansion and relocation of certain of our operations to new facilities; and $3.9 million in higher foreign currency exchange losses during the three months ended March 31, 2009 as compared to the same period in 2008.

We expect 2009 selling, general and administrative expenses to increase slightly in absolute dollars over 2008 levels reflecting higher China sales employee costs, increased depreciation, primarily related to our global Oracle implementation, and various sales growth initiatives, including distributor promotions. As a result of these factors, selling, general and administrative expenses as a percentage of net sales is expected to be above 2008 levels. Excluding China sales employee costs, we also expect selling, general and administrative expenses as a percentage of net sales to be higher than 2008 levels.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
	March 31,	March 31,
Net Interest Expense	2009	2008
	(Dollars in millions)

Interest expense	3.3	5.5
Interest income	(1.6)	(1.7)

Net interest expense	$1.7	$3.8

The decrease in interest expense for the three months ended March 31, 2009 as compared to the same period in 2008 was primarily due to lower interest rates in 2009 as compared to 2008. See “Liquidity and Capital Resources” below for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $19.0 million for the three months ended March 31, 2009, as compared to $23.5 million for the same period in 2008. As a percentage of pre-tax income, the effective income tax rate was 31.4% for the three months ended March 31, 2009, as compared to 27.4% for the same period in 2008. The increase in the effective tax rate for the three months ended March 31, 2009, as compared to the same period in 2008, was primarily due to an increase in the operating effective tax rate reflecting changes in the country mix.

Restructuring Costs

As part of our restructuring initiatives, we recorded $0.6 million and $0.4 million of professional fees, severance and related costs for the three months ended March 31, 2009 and 2008, respectively. All such amounts were included in selling, general and administrative expenses.

Subsequent Event

On April 30, 2009, our board of directors authorized a $0.20 per common share cash dividend for the first quarter of 2009, payable on June 5, 2009 to shareholders of record on May 22, 2009.

Our share repurchase program in effect on March 31, 2009 expired on April 17, 2009 pursuant to its terms. On April 30, 2009, we announced that our board of directors authorized a new program to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material restrictions on the ability to transfer and remit funds among our international affiliated companies. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has primarily resulted from our share repurchase activities and not from the need to fund our normal operations, therefore limiting the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $68.0 million of undrawn capacity as of March 31, 2009, and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.

For the three months ended March 31, 2009, we generated $86.0 million of operating cash flow, as compared to $62.8 million for the same period in 2008. The increase in cash generated from operations was primarily due to the increase in non-cash items included in net income for the three months ended March 31, 2009, as compared to the same period in 2008, and decrease in operating assets for the three months ended March 31, 2009, compared to an increase in operating assets and liabilities for the same period in 2008. This was partially offset by lower operating income for the three months ended March 31, 2009, compared to the same period in 2008.

Capital expenditures, including capital leases, for the three months ended March 31, 2009, were $14.4 million as compared to $24.6 million for the same period in 2008. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. The decrease from 2008 was primarily related to the Oracle upgrade and implementation in certain regions. We expect to incur capital expenditures of approximately $60.0 million in 2009.

We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. In September 2007, we amended our senior secured credit facility, increasing the revolving credit facility by $150.0 million to

$250.0 million to fund the increase in our share repurchase program discussed below. During the first quarter of 2009, the Company borrowed an additional $19.0 million under the revolving credit facility and paid $14.7 million of the revolving credit facility.

The following summarizes our contractual obligations including interest at March 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2014 &
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in millions)

Borrowings under the senior credit facility	$356.4	$6.6	$8.8	$8.7	$189.3	$143.0	$—
Capital leases	6.8	1.9	2.1	1.8	1.0	—	—
Operating leases	141.3	25.3	26.8	19.2	14.7	14.0	41.3
Other	26.8	6.6	14.9	5.3	—	—	—

Total	$531.3	$40.4	$52.6	$35.0	$205.0	$157.0	$41.3

Off Balance Sheet Arrangements

At March 31, 2009 and December 31, 2008, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Share Repurchases

On April 18, 2007, our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million, raising the total value of our common shares authorized to be repurchased to $450 million. On May 20, 2008, our board of directors approved an additional increase of $150 million to our previously authorized share repurchase program raising the total value of common shares authorized to be repurchased to $600 million. During the three months ended March 31, 2009, we did not repurchase any of our common shares. As of March 31, 2009, since the inception of the share repurchase program, we have repurchased approximately 13.7 million of our common shares at an aggregate cost of $502.8 million, or an average cost of $36.76 per share. As of March 31, 2009, approximately $97.2 million of this authorization remained available. This share repurchase program expired on April 17, 2009 pursuant to its terms.

Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. On February 20, 2009, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the fourth quarter of 2008 that was paid to shareholders of record on March 17, 2009.

Working Capital and Operating Activities

As of March 31, 2009 and December 31, 2008, we had positive working capital of $114.4 million and $82.9 million, respectively. Cash and cash equivalents were $194.7 million at March 31, 2009, compared to $150.8 million at December 31, 2008.

We expect that cash and funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our term loan.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our Venezuelan subsidiary, Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. Unless official foreign exchange is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate.

At March 31, 2009, Herbalife Venezuela had cash balances of approximately $43.9 million, primarily denominated in bolivars, translated at the official exchange rate. We continue to evaluate the political and economic environment in Venezuela and any potential changes which may affect our operations. We continue to make appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. The approval process has been delayed in recent periods and we have not been given any assurances as to when it will be completed. Herbalife Venezuela may rely on a legal parallel exchange process to repatriate U.S. dollars and we would currently be able to do so at an unfavorable exchange rate. This could result in our Company having fewer U.S. dollars than currently reported as cash and cash equivalents and may result in a charge to operating profit. From time to time, we have recognized charges to operating income in connection with the exchange of bolivars to U.S. dollars at rates which were unfavorable to the official exchange rate. Herbalife Venezuela’s net sales represented less than 4% of consolidated worldwide net sales for the three months ended March 31, 2009.

Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, earnings could be negatively impacted.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our operating results, financial condition and cash flows.

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 70 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.6% and 0.8% of retail sales for the three months ended March 31, 2009 and 2008, respectively.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $11.9 million and $11.6 million as of March 31, 2009 and December 31, 2008, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141R, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of March 31, 2009 and December 31, 2008, we had goodwill of approximately

$110.7 million and marketing franchise of $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2009 and 2008.

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

We account for and disclose fair value measurements in accordance with SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. As discussed in Note 13, Fair Value Measurements, to the notes to our consolidated financial statements, we properly measure and disclose our assets and liabilities in accordance with SFAS 157.

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have elected to adopt FSP FAS 107-1 for our interim period ending June 30, 2009, and believe the adoption of FSP FAS 107-1 will not have a material impact to our consolidated financial statements.

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

We have adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 133, as amended and interpreted, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. SFAS 133 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

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

We also purchase forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. We have elected to apply the hedge accounting rules as required by SFAS 133, for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of March 31, 2009, approximately $36 million of these contracts were outstanding and are expected to mature over the next nine months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded in other comprehensive income (loss), and are recognized in cost of sales in the period which approximates the time the hedged inventory is sold. As of March 31, 2009 we recorded an asset at fair value of $1.5 million.

As of March 31, 2009, all of our foreign exchange forward contracts had a maturity of less than one year, with the majority expiring within 90 days. As of March 31, 2009, there were no outstanding foreign exchange option contracts.

The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)

At March 31, 2009
Buy EUR sell MXN	19.03	$42.3	$(0.3)
Buy EUR sell HKD	10.20	$1.5	$—
Buy SEK sell EUR	10.95	$1.9	$—
Buy MYR sell EUR	4.84	$0.7	$—
Buy DKK sell EUR	7.45	$1.4	$—
Buy EUR sell CLP	775.75	$0.8	$—
Buy EUR sell ARG	5.08	$9.1	$(0.2)
Buy ARG sell EUR	5.02	$1.0	$—
Buy TWD sell EUR	45.11	$4.7	$—
Buy GBP sell EUR	0.93	$6.1	$—
Buy USD sell EUR	1.34	$88.6	$1.0
Buy JPN sell USD	97.45	$7.2	$(0.1)
Buy USD sell CAD	1.26	$1.6	$—
Buy GBP sell USD	1.42	$1.0	$—
Buy USD sell BRL	2.36	$5.7	$(0.1)
Buy CLP sell USD	580.00	$2.8	$—
Buy USD sell INR	51.77	$3.7	$(0.1)
Buy JPN sell USD	97.45	$1.0	$—
Buy MXN sell USD	14.45	$2.0	$—
Buy USD sell RUB	34.41	$1.1	$—
Buy HKD sell USD	7.75	$2.9	$—
Buy USD sell PHP	48.59	$2.3	$—

Total forward contracts		$189.4	$0.2

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2009 and December 31, 2008, the total amount of our foreign subsidiary cash was $183.4 million and $142.0 million, respectively, of which $8.7 million and $9.7 million, respectively, was invested in U.S. dollars.

Interest Rate Risk

As of March 31, 2009, the aggregate annual maturities of our senior secured credit facility entered into on July 2006, as amended, were: 2009-$1.1 million; 2010-$1.5 million; 2011-$1.5 million; 2012-$183.5 million and $140.9 million in 2013. The fair value of our senior secured credit facility approximates its carrying value of $328.5 million as of March 31, 2009 and $324.5 million as of December 31, 2008. Our senior secured credit facility bears a variable interest rate, and on March 31, 2009 and December 31, 2008, the weighted average interest rate was 2.20% and 3.04%, respectively.

Under our senior secured credit facility, we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount is scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007, throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2008, the swap notional amount was $40.0 million. As of March 31, 2009, the swap notional amount was $40.0 million. As of March 31, 2009 and December 31, 2008, we recorded the interest rate swap as a liability at fair value of $0.6 million and $1.0 million, respectively, with the offsetting amounts recorded in other comprehensive income.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	loss or departure of any member of our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

•	risks associated with operating internationally, including foreign exchange and devaluation risks;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	taxation relating to our distributors;

•	product liability claims;

•	any collateral impact resulting from the ongoing worldwide financial “crisis,” including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and

•	whether we will purchase any of our shares in the open markets or otherwise.

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

See discussion under Note 4, Contingencies, to the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

We estimate that, of our over 1.9 million independent distributors, we had approximately 341,000 sales leaders as of March 31, 2009. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

From time to time we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We understand that such materials are undergoing review by regulators in certain markets. In the course of one such inquiry the Spanish Ministry of Health elected to issue a press release, or a communicado, to inform the public of their on-going inquiry and dialogue with our Company. Upon completion of its review of Herbalife products distributed in Spain, the Spanish Ministry of Health withdrew its communicado. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.

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

In April 2006, the FTC issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated all sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its proposed form, could have adversely impacted our U.S. business. On March 18, 2008, the FTC issued a revised proposed rule and, as indicated in the announcement accompanying the proposed rule, the revised proposal does not attempt to cover multilevel marketing companies such as Herbalife. If the revised rule were implemented as it is now proposed, we believe that it would not significantly impact our U.S. business. Based on information currently available, we anticipate that the rule may require a year or more to become final.

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

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. For example, during the third quarter of 1995, we received inquiries from certain governmental agencies within Germany and Portugal regarding our product, Thermojetics® Instant Herbal Beverage, relating to the caffeine content of the product and the status of the product as an “instant tea,” which was disfavored by regulators, versus a “beverage.” Although we initially suspended the product sale in Germany and Portugal at the request of the regulators, we successfully reintroduced it once regulatory issues were satisfactorily resolved. In another example, during the second quarter of 2008 the Spanish Ministry of Health issued a press release, or a communicado, informing the public of its on-going inquiry into the safety of our Company’s products sold in Spain. Upon completion of its review of Herbalife products distributed in Spain, the Spanish Ministry of Health withdrew its communicado. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on sales.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $32,600 as of March 31, 2009) per purported violation as well as costs of the trial. For the year ended December 31, 2008, our net sales in Belgium were approximately $16.7 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006 and on December 9, 2008 plaintiffs filed a responsive brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

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

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. We continue to make appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. The approval process has been delayed in recent periods and we have not been given any assurances as to when it will be completed. Unless our ability to obtain U.S. dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations will be negatively impacted as it may need to obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate.

Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, earnings could be negatively impacted.

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

All of our products are manufactured by outside companies, except for a small amount of products manufactured in our own manufacturing facility in China. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially under the FDA’s recently adopted cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

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

As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing a tax assessment in Spain. In another matter, in Mexico, we are awaiting a formal administrative assessment to start the judicial appeals process. The likelihood and timing of any such potential assessment is unknown as of the date hereof. The Company believes that it has meritorious defenses. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected. The U.S. Congress is currently considering various legislative proposals that, if passed, could require us to modify our current legal entity structure, the result of which would potentially increase our effective tax rate and would have an adverse effect on the Company’s financial condition and results of operation.

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

(a) None.

(b) None.

(c) We did not repurchase any common shares during the three months ended March 31, 2009. As of March 31, 2009 the approximate dollar value of shares that may yet be purchased under the program was $97.2 million. This share repurchase program expired on April 17, 2009 pursuant to its terms.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)
10	.3#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.4#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.6#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.8#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.9		Notice to Distributors regarding	(a)
Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor
10.10		July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.11#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.12#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.13#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.14#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.15#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.16#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.18		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.19		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)
10.20		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.21		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

Exhibit
Number		Description	Reference

10.22		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.23		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.24#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.25		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)
10.26		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)
10.27		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.28#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.29#	Form of Stock Bonus Award Agreement	(e)
10	.30#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)
10	.31#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)
10	.32#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)
10.33		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)
10	.34#	Independent Directors Deferred Compensation and Stock Unit Plan	(i)
10	.35#	Independent Directors Stock Unit Award Agreement	(i)
10	.36#	Herbalife Ltd. 2005 Stock Incentive Plan	(j)
10	.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k)
10	.38#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)
10	.39#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.40#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(l)
10	.41#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(m)
10	.42#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)
10	.43#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)
10	.44#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(o)
10.45		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc.,	(p)
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

Exhibit
Number		Description	Reference

10.46		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10	.47#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(p)
10	.48#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(q)
10	.49#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.50#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)
10	.51#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(q)
10	.52#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(q)
10	.53#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(q)
10	.54#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.55#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)
10	.56#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(r)
10	.57#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(r)
10	.58#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(r)
10	.59#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(r)
10	.60#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(s)
10	.61#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(s)
10	.62#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)
10	.63#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)
10	.64#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s)
10	.65#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s)
10.66		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)

Exhibit
Number		Description	Reference

10.67		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(t)
10.68		Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.69#	Herbalife Ltd. Employee Stock Purchase Plan	(u)
10.70		Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.71#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(v)
10	.72#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.73#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.74#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)
10	.75#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(w)
10.76		Fifth Amendment dated September 25, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(x)
10	.77#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	*
10	.78#	Amendment to Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	*
10	.79#	Form of Independent Directors Stock Appreciation Right Award Agreement	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(j)	Previously filed on November 22, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 129885).

(k)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on December 20, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(q)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(u)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(x)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer

Dated: May 4, 2009