Form 10-Q
period 2009-06-30
HERBALIFE LTD.
filed 2009-08-03
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Number of shares of registrant’s common shares outstanding as of July 30, 2009 was 61,692,937

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
HERBALIFE LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,436	$150,847
Receivables, net of allowance for doubtful accounts of $8,989 (2009) and $8,988 (2008)	78,711	70,002
Inventories, net	125,870	134,392
Prepaid expenses and other current assets	89,540	89,214
Deferred income taxes	42,003	40,313

Total current assets	517,560	484,768

Property, at cost, net of accumulated depreciation and amortization of $116,135 (2009) and $89,411 (2008)	173,365	175,492
Deferred compensation plan assets	16,006	15,754
Deferred financing costs, net of accumulated amortization of $1,530 (2009) and $1,287 (2008)	1,746	1,989
Marketing related intangibles	310,060	310,060
Goodwill	110,677	110,677
Other assets	23,170	22,578

Total assets	$1,152,584	$1,121,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,125	$41,084
Royalty overrides	128,916	130,369
Accrued compensation	44,668	60,629
Accrued expenses	106,979	104,795
Current portion of long-term debt	13,387	15,117
Advance sales deposits	30,260	12,603
Income taxes payable	26,323	37,302

Total current liabilities	393,658	401,899

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	300,578	336,514
Deferred compensation	14,535	13,979
Deferred income taxes	103,549	103,675
Other non-current liabilities	24,290	23,520

Total liabilities	836,610	879,587

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 61.7 million (2009) and 61.4 million (2008) shares issued and outstanding	122	123
Paid-in-capital in excess of par value	207,385	197,715
Accumulated other comprehensive loss	(28,418)	(28,614)
Retained earnings	136,885	72,507

Total shareholders’ equity	315,974	241,731

Total liabilities and shareholders’ equity	$1,152,584	$1,121,318

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)
	(In thousands, except per share amounts)
Product sales	$490,899	$550,676	$937,847	$1,071,402
Handling & freight income	80,906	89,024	155,641	172,735

Net sales	571,805	639,700	1,093,488	1,244,137
Cost of sales	122,442	128,049	224,842	245,715

Gross profit	449,363	511,651	868,646	998,422
Royalty overrides	186,750	215,300	362,282	428,020
Selling, general & administrative expenses	190,794	203,113	372,252	387,513

Operating income	71,819	93,238	134,112	182,889
Interest expense, net	1,338	3,167	3,050	6,957

Income before income taxes	70,481	90,071	131,062	175,932
Income taxes	22,228	22,991	41,267	46,485

NET INCOME	$48,253	$67,080	$89,795	$129,447

Earnings per share:
Basic	$0.78	$1.04	$1.46	$2.01
Diluted	$0.77	$1.01	$1.44	$1.94
Weighted average shares outstanding:
Basic	61,642	64,282	61,583	64,301
Diluted	62,929	66,110	62,413	66,559
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
See the accompanying notes to consolidated financial statements.

HERBALIFE, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$89,795	$129,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,686	22,244
Deficiency (Excess) tax benefits from share-based payment arrangements	982	(12,878)
Share based compensation expenses	10,024	8,721
Amortization of discount and deferred financing costs	244	238
Deferred income taxes	(1,657)	586
Unrealized foreign exchange transaction loss (gain)	2,545	(2,876)
Other	154	737
Changes in operating assets and liabilities:
Receivables	(4,938)	(12,719)
Inventories	12,022	3,166
Prepaid expenses and other current assets	971	(24,109)
Other assets	(679)	(591)
Accounts payable	1,202	6,280
Royalty overrides	(3,622)	(2,821)
Accrued expenses and accrued compensation	(19,587)	(4,949)
Advance sales deposits	17,164	15,702
Income taxes payable	(12,599)	(4,314)
Deferred compensation plan liability	557	4

NET CASH PROVIDED BY OPERATING ACTIVITIES	122,264	121,868

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(26,801)	(37,590)
Proceeds from sale of property	60	27
Deferred compensation plan assets	(252)	263

NET CASH USED IN INVESTING ACTIVITIES	(26,993)	(37,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(24,617)	(25,586)
Borrowings from long-term debt	59,000	40,000
Principal payments on long-term debt	(97,009)	(61,603)
Share repurchases	(972)	(94,193)
(Deficiency) Excess tax benefits from share-based payment arrangements	(982)	12,878
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	791	15,609

NET CASH USED IN FINANCING ACTIVITIES	(63,789)	(112,895)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(893)	3,306

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,589	(25,021)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,847	187,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,436	$162,386

CASH PAID DURING THE PERIOD
Interest paid	$6,560	$9,535

Income taxes paid	$54,473	$46,501

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$327	$27,295

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products through a network of approximately 1.9 million independent distributors, except in China, where the Company currently sells its products through retail stores and an employed sales force. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.
2. Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles, or GAAP, in the U.S. for complete financial statements. The Company’s unaudited consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of June 30, 2009, and for the three and six months ended June 30, 2009 and 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or the 2008 10-K. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS 168. The FASB Accounting Standards Codification, or the Codification, will be the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC reporting companies. SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009. All existing non-SEC accounting standards are superseded as described in SFAS 168. All other non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on the Company’s financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the Company’s financial statements.

3. Long-Term Debt
Long-term debt consists of the following:

	As of
	June 30,	December 31,
	2009	2008
	(In millions)
Borrowings under senior secured credit facility	$298.1	$324.5
Capital leases	6.1	6.9
Other debt	9.8	20.2

Total	314.0	351.6
Less: current portion	13.4	15.1

Long-term portion	$300.6	$336.5

Interest expense was $2.9 million and $4.9 million for the three months ended June 30, 2009 and 2008, respectively, and $6.2 million and $10.4 million for the six months ended June 30, 2009 and 2008, respectively.
On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders that replaced a $225.0 million senior secured credit facility, originally entered into on December 21, 2004. In September 2007, the Company and its lenders amended the senior secured credit facility, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On June 30, 2009 and December 31, 2008, the weighted average interest rate for the senior secured credit facility was 1.70% and 3.04%, respectively.
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
As of June 30, 2009, the Company is obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of June 30, 2009 and December 31, 2008, the amounts outstanding under the term loan were $146.1 million and $146.8 million, respectively.
During the first quarter of 2009, the Company borrowed an additional $19.0 million under the revolving credit facility and paid $14.7 million of the revolving credit facility. During the second quarter of 2009, the Company borrowed an additional $40.0 million under the revolving credit facility and paid $70.0 million of the revolving credit facility. As of June 30, 2009 and December 31, 2008, the amounts outstanding under the revolving credit facility were $152.0 million and $177.7 million, respectively.
Through the course of conducting regular business operations, certain vendors and government agencies may require letters of credit to be issued. As of June 30, 2009 and December 31, 2008, the Company had an aggregate of $2.8 million of issued but undrawn letters of credit.
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
5. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)
Net income	$48.3	$67.1	$89.8	$129.4
Unrealized gain/(loss) on derivative instruments	(1.3)	0.8	0.7	(0.1)
Foreign currency translation adjustment	10.2	(0.7)	(0.5)	0.3

Comprehensive income	$57.2	$67.2	$90.0	$129.6

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
The Company sells products in 70 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation.
Revenues reflect sales of products to distributors based on the distributors’ geographic location.

During the first quarter of 2009, the Company changed its geographic regions as part of the Company’s restructuring program by designating Mexico as its own region and combining South America and Central America into one region. These changes in geographic regions were implemented to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in the Company’s high potential markets. Historical information presented related to the Company’s geographic regions has been reclassified to conform with the current geographic presentation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$134.2	$127.7	$253.2	$241.7
Mexico	66.4	102.7	125.6	196.3
Others	330.6	370.5	647.3	742.8

Total Primary Reporting Segment	531.2	600.9	1,026.1	1,180.8
China	40.6	38.8	67.4	63.3

Total Net Sales	$571.8	$639.7	$1,093.5	$1,244.1

Operating Margin(1):
Primary Reporting Segment
United States	$57.7	$53.5	$114.6	$100.7
Mexico	25.1	43.3	51.4	82.1
Others	143.8	168.1	281.8	333.5

Total Primary Reporting Segment	226.6	264.9	447.8	516.3
China (2)	36.0	31.5	58.6	54.1

Total Operating Margin	$262.6	$296.4	$506.4	$570.4

Selling, general and administrative expenses	190.8	203.1	372.3	387.5
Interest expense, net	1.3	3.2	3.0	7.0

Income before income taxes	70.5	90.1	131.1	175.9
Income taxes	22.2	23.0	41.3	46.5

Net Income	$48.3	$67.1	$89.8	$129.4

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(In millions)
Net sales by product line:
Weight Management	$363.8	$405.2	$693.0	$786.0
Targeted Nutrition	120.9	130.5	230.9	256.1
Energy, Sports and Fitness	24.0	26.5	45.6	50.5
Outer Nutrition	32.3	39.3	63.8	79.5
Literature, promotional and other(3)	30.8	38.2	60.2	72.0

Total Net Sales	$571.8	$639.7	$1,093.5	$1,244.1

Net sales by geographic region:
North America(4)	$138.3	$133.2	$261.4	$251.8
Mexico	66.4	102.7	125.6	196.3
South and Central America	85.4	98.7	160.7	204.7
EMEA(5)	126.6	159.9	249.9	317.9
Asia Pacific(6)	114.5	106.4	228.5	210.1
China	40.6	38.8	67.4	63.3

Total Net Sales	$571.8	$639.7	$1,093.5	$1,244.1

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Compensation to our China sales employees is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(4)	Consists of the U.S., Canada and Jamaica.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of Asia (excluding China), New Zealand and Australia.

As of June 30, 2009 and December 31, 2008, total assets for the Company’s Primary Reporting Segment was $1,104.3 million and $1,074.3 million, respectively. Total assets for the China segment was $48.3 million and $47.0 million as of June 30, 2009 and December 31, 2008, respectively.
7. Stock Based Compensation
The Company has five stock-based compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in the 2008 10-K. During the six months ended June 30, 2009, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2008 10-K. During the six months ended June 30, 2009, the Company also granted other stock units and stock appreciation rights, subject to continued service, one-third of which vest on the third anniversary of the date of grant, one-third of which vest on the fourth anniversary of the date of grant, and the remaining one-third of which vest on the fifth anniversary of the date of grant.
For the three months ended June 30, 2009 and 2008, stock-based compensation expense amounted to $5.3 million and $3.6 million, respectively. For the six months ended June 30, 2009 and 2008, stock-based compensation expense amounted to $10.2 million and $8.7 million, respectively. As of June 30, 2009, the total unrecognized compensation cost related to all non-vested stock awards was $42.8 million and the related weighted-average period over which it is expected to be recognized is approximately 2.4 years.
The following tables summarize the activity under all stock-based compensation plans for the six months ended June 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARS	Shares	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2008	6,967	$26.32	6.2 years	$27.6
Granted	1,488	13.79
Exercised	(91)	5.23
Forfeited	(213)	28.49

Outstanding at June 30, 2009	8,151	$24.21	6.3 years	$10.8

Exercisable at June 30, 2009	4,358	$19.68	5.0 years	$12.9

		Weighted Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)
Outstanding and nonvested at December 31, 2008	476.3	$43.41	$20.7
Granted	414.6	13.78	5.7
Vested	(151.0)	42.71	(6.4)
Cancelled	(20.7)	37.84	(0.8)

Outstanding and nonvested at June 30, 2009	719.2	$26.63	$19.2

The weighted-average grant date fair value of stock awards granted during the three months ended June 30, 2009 and 2008 was $10.76 and $23.64, respectively. The weighted-average grant date fair value of stock awards granted during the six months ended June 30, 2009 and 2008, was $5.95 and $21.97, respectively. The total intrinsic value of stock awards exercised during the three months ended June 30, 2009 and 2008, was $0.6 million and $7.5 million, respectively, and during the six months ended June 30, 2009 and 2008, it was $1.8 million and $40.4 million, respectively.
8. Income Taxes
As of June 30, 2009, the total amount of unrecognized tax benefits, related interest and penalties was $43.0 million, $9.4 million and $3.2 million, respectively. During the six months ended June 30, 2009, the Company recorded tax and interest related to uncertain tax positions of $2.0 million and $0.9 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $43.0 million of unrecognized tax benefits, $9.4 million of interest and $3.2 million of penalties, would impact the effective tax rate.

During the six months ended June 30, 2009, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during 2008 and 2009 and a concessionary tax rate in China for the remaining years included in the holiday period.
9. Derivative Instruments and Hedging Activities
The Company adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133, or SFAS 161, on January 1, 2009. The adoption of SFAS 161 did not have any financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures on derivative instruments. The Company has applied the requirements of SFAS 161 on a prospective basis. Accordingly, disclosures related to interim and annual periods prior to the date of adoption have not been presented.
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at June 30, 2009 the maximum length of time over which the Company is hedging these exposures is approximately three months.
Under its senior secured credit facility, the Company is obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into an interest rate swap agreement. The agreement provides for the Company to pay interest for a three-year period at a fixed rate of 5.26% on various notional amounts while receiving interest for the same period at the LIBOR rate on the same notional principal amounts. The swap has been designated as a cash flow hedge against the variability in the LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of June 30, 2009 and December 31, 2008, the hedge relationship qualified as an effective hedge under SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, or SFAS 133. Consequently, all changes in the fair value of the derivative are deferred and recorded in other comprehensive income (loss) until the related forecasted transaction is recognized in the consolidated statements of income. As of June 30, 2009 and December 31, 2008, the swap notional amount was $20.0 million and $40.0 million, respectively. The fair value of the interest rate swap agreement is based on third-party bank quotes and the Company recorded the interest rate swap as a liability at fair value of $0.2 million and $1.0 million as of June 30, 2009 and December 31, 2008, respectively.
On June 26, 2009, the Company entered into an interest rate swap agreement, which is effective June 30, 2009, and will expire on September 30, 2009. The swap notional amount is $20 million, where the Company pays three month LIBOR and will receive one month LIBOR plus 0.185%. As of June 30, 2009, the fair value of the interest rate swap is zero. The Company has elected not to apply hedge accounting for this interest rate swap.
Foreign Currency Instruments
The Company also designates certain derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. As of June 30, 2009, all of the Company’s outstanding foreign currency forward contracts have maturity dates of less than one year, with the majority maturing within 90 days. There were no foreign currency option contracts outstanding as of June 30, 2009. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of June 30, 2009.

The Company also purchases forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by SFAS 133 for these hedges. These contracts allow the Company to sell Euros in exchange for US dollars at specified contract rates. As of June 30, 2009, approximately $24.0 million of these contracts were outstanding and were expected to mature over the next six months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded in other comprehensive income (loss), and are recognized in cost of sales in the period which approximates the time the hedged inventory is sold. As of June 30, 2009 and December 31, 2008, the Company recorded a liability at fair value of $0.3 million and $0.1 million, respectively, relating to outstanding contracts. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2009, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2009.
Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2009:

Amount of Gain (Loss) Recognized
in Other Comprehensive Income (Loss)
	For The Three	For The Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
(In millions)

Derivatives designated as hedging instruments:
Foreign exchange contracts	$(1.8)	$0.6
Interest rate contracts	—	—
The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2009:

	Amount of Gain (Loss)
	Recognized in Income		Location of Gain
	For The Three Months	For The Six Months	(Loss)
	Ended June 30, 2009	Ended June 30, 2009	Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts(1)	$0.2	$—	Selling, general and administrative expenses

Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(9.5)	$(9.8)	Selling, general and administrative expenses

(1)
For foreign exchange contracts designated as hedging instruments, the $0.2 million gain recognized in income represents the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2009:

Location of Gain (Loss)
	Amount of Gain (Loss) Reclassified		Reclassified
	from Accumulated Other Comprehensive		from Accumulated Other
	Income (Loss) into Income		Comprehensive Income
	For The Three Months	For The Six Months	(Loss) into Income
	Ended June 30, 2009	Ended June 30, 2009	(Effective Portion)
(In millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$0.4	$0.4	Cost of sales
Interest rate contracts	$(0.4)	$(0.8)	Interest expense, net
SFAS 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. See Note 13, Fair Value Measurements, for information on derivative fair values in the Company’s consolidated balance sheet as of June 30, 2009.
10. Restructuring Reserve
The Company recorded $0.2 million and $0.8 million of professional fees, severance and related costs for the three and six months ended June 30, 2009, respectively, related to restructurings. The Company recorded $1.4 million and $1.8 million of professional fees, severance and related costs for the three and six months ended June 30, 2008, respectively, related to restructurings. All such amounts were included in selling, general and administrative expenses. The Company’s restructuring program, initiated during the fourth quarter of 2008, is expected to be completed during 2009.
The following table summarizes the components of this reserve as of June 30, 2009:

		Retention
	Severance	Benefits	Others	Total
	(In millions)
Balance as of December 31, 2008	$3.3	$—	$—	$3.3
Charges	0.6	—	0.2	0.8
Cash payments	(3.4)	—	(0.2)	(3.6)

Balance as of June 30, 2009	$0.5	$—	$—	$0.5

11. Shareholders’ Equity
Dividends
On February 20, 2009, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the fourth quarter of 2008 that was paid to shareholders on March 17, 2009. On April 30, 2009, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the first quarter of 2009 that was paid to shareholders on June 5, 2009.
The aggregate amount of dividends declared and paid during the three months ended June 30, 2009 and 2008 were $12.3 million and $12.7 million, respectively. The aggregate amount of dividends declared and paid during the six months ended June 30, 2009 and 2008, were $24.6 million and $25.6 million, respectively.
Share Repurchases
On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. During the three and six months ended June 30, 2009, the Company did not repurchase any of its common shares.

For certain restricted stock units granted, pursuant to the Company’s stock-based compensation plans as discussed in Note 7, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common stock repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Weighted average shares used in basic computations	61,642	64,282	61,583	64,301
Dilutive effect of exercise of equity grants outstanding	1,175	1,633	748	2,064
Dilutive effect of warrants	112	195	82	194

Weighted average shares used in diluted computations	62,929	66,110	62,413	66,559

Equity grants, such as stock options, stock appreciation rights, or stock units, to purchase or acquire 2.9 million and 1.4 million common shares were outstanding during the three months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of a common share and therefore such equity grants would be anti-dilutive. Equity grants, such as stock options, stock appreciation rights, or stock units, to purchase or acquire 3.5 million and 1.4 million common shares were outstanding during the six months ended June 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of a common share and therefore such equity grants would be anti-dilutive.
13. Fair Value Measurements
The Company currently applies the provisions of SFAS No. 157, Fair Value Measurements, or SFAS 157, for its financial and non-financial assets and liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
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

The Company measures certain assets and liabilities at fair value consisting of derivative instruments. All derivative assets are recorded as prepaid expenses and other current assets, and all derivative liabilities are recorded as accrued expenses. The Company’s derivatives were in a liability position as of June 30, 2009. Derivative liabilities that have recurring measurements are shown below:
Fair Value Measurements at Reporting Date Using

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Balance Sheet	June 30,	Liabilities	Inputs	Inputs
Description	Location	2009	(Level 1)	(Level 2)	(Level 3)
		(In millions)
Liabilities:
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accrued expenses	$0.2	$—	$0.2	$—
Foreign currency forward contracts	Accrued expenses	0.3	—	0.3	—

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	0.1	—	0.1	—

Total liabilities		$0.6	$—	$0.6	$—

14. Subsequent Event
The Company has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.
On August 3, 2009, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the second quarter of 2009, payable on September 10, 2009 to shareholders of record on August 28, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.4 billion for the year ended December 31, 2008. As of June 30, 2009, we sold our products in 70 countries through a network of approximately 1.9 million independent distributors. In China, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 29-year operating history.
Our products are grouped in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition, along with literature and promotional items. Our products are often sold in programs that are comprised of a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.
Industry-wide factors that affect us and our competitors include the increasing prevalence of obesity and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products along with the global increase in under and unemployment which can affect the recruitment and retention of distributors.

While we are closely monitoring the current global economic crisis, the Company remains focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets including China, the U.S., Brazil, Mexico and Russia, globalizing successful distributor methods of operation such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management remains intently focused on the Venezuela market and especially the limited ability to repatriate cash at the official exchange rate.
During the first quarter of 2009, we changed our geographic regions, designating Mexico as its own region and combining South America and Central America into a single region. These changes in geographic regions were implemented to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of management, improve the sharing of ideas and tools and accelerate growth in high potential markets. Under the new geographic regions, we report revenue from:
•	North America, which consists of the U.S., Canada and Jamaica;
•	Mexico;
•	South and Central America;
•	EMEA, which consists of Europe, the Middle East and Africa;
•	Asia Pacific (excluding China), which consists of Asia, New Zealand and Australia; and
•	China.
Historical information presented in this Quarterly Report on Form 10-Q relating to our geographic regions has been reclassified to conform with our current geographic presentation
Volume Points by Geographic Region
A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted unit measure of product sales volume. It is a useful measure that we rely on as it excludes the impact of foreign currency fluctuations and ignores the differences generated by varying retail pricing across geographic markets. The Volume Point measure, in the aggregate and in each region, can be a measure of our sales volume as well as of sales volume trends. In general, an increase in Volume Points in a particular geographic region or country indicates an increase in our sales volume which results in an increase in our local currency net sales; a decrease in Volume Points in a particular geographic region or country indicates a decrease in our sales volume, which results in decreasing local currency net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	% Change	2009	2008	% Change
	(Volume points in millions)
North America	200.5	205.3	(2.3)%	387.0	383.4	0.9%
Mexico	124.3	152.8	(18.7)%	244.7	300.9	(18.7)%
South & Central America	98.0	111.2	(11.9)%	200.5	230.1	(12.9)%
EMEA	117.3	129.0	(9.1)%	241.4	266.1	(9.3)%
Asia Pacific (excluding China)	125.4	110.4	13.6%	270.4	216.7	24.8%
China	32.8	33.4	(1.8)%	53.6	54.1	(0.9)%

Worldwide	698.3	742.1	(5.9)%	1,397.6	1,451.3	(3.7)%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	%Change	2009	2008	%Change
North America	10,633	13,129	(19.0)%	18,526	22,139	(16.3)%
Mexico	6,316	8,212	(23.1)%	10,667	15,567	(31.5)%
South & Central America	8,121	13,128	(38.1)%	15,836	25,908	(38.9)%
EMEA	6,704	8,522	(21.3)%	11,940	15,055	(20.7)%
Asia Pacific (excluding China)	13,183	11,367	16.0%	23,920	20,144	18.7%

Total New Supervisors	44,957	54,358	(17.3)%	80,889	98,813	(18.1)%
New China Sales Employees	6,771	7,867	(13.9)%	11,098	12,217	(9.2)%

Worldwide Total New Sales Leaders	51,728	62,225	(16.9)%	91,987	111,030	(17.2)%

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

•
the Mark Hughes bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition products; and

•	other discretionary incentive cash bonuses to qualifying distributors.
Royalty overrides are generally earned based on retail sales and provide potential earnings to distributors of up to 23% of retail sales or approximately 33% of our net sales. Royalty overrides together with distributor allowances of up to 50% represent the potential earnings to distributors of up to approximately 73% of retail sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits instead of the distributor allowances and royalty overrides utilized in our traditional marketing program used in our other five regions. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.
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
Summary Financial Results
Net sales for the three and six months ended June 30, 2009 was $571.8 million and $1,093.5 million, respectively. Net sales decreased $67.9 million, or 10.6%, and $150.6 million, or 12.1%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease was primarily due to the unfavorable impact of currency fluctuations of $68.0 million and $145.2 million for the three and six months ended June 30, 2009, respectively. In local currency, net sales for the three and six months ended June 30, 2009 was relatively flat compared to the same periods in 2008. For the three months ended June 30, 2009, net sales in some of our top countries including Mexico, Japan, Venezuela, and Brazil decreased 35.3%, 36.1%, 15.6% and 5.3%, respectively, as compared to the same period in 2008, while other top countries including the U.S., South Korea, Malaysia and Taiwan increased 5.1%, 22.6%, 44.2% and 9.1%, respectively, as compared to the same period in 2008. For the six months ended June 30, 2009, net sales in Mexico, Japan, Venezuela and Brazil declined 36.0%, 31.6%, 23.2% and 6.4%, respectively, while net sales in Taiwan, the U.S., Malaysia and South Korea increased 24.9%, 4.8%, 39.9% and 14.7%, respectively. In Mexico, a decline in distributor and sales leader recruiting resulted from the negative impact of the Value Added Tax, or VAT, that has been levied by the Mexican government on the import and resale of certain nutrition products, which we began collecting from our distributors during the third quarter of 2008. In Venezuela, price increases to address inflation and changes in non-resident distributor compensation to address currency controls imposed by the Venezuelan government also contributed to the decline in net sales and new sales leaders for the period. The increase in net sales in other top markets was mainly due to successful conversions to daily consumption business models and branding activities.
Net income for the three and six months ended June 30, 2009 were $48.3 million, or $0.77 per diluted share, and $89.8 million, or $1.44 per diluted share, respectively. Net income decreased $18.8 million, or 28.1%, and $39.7 million or 30.6%, for the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008. The decrease was primarily driven by revenue declines, higher effective tax rate reflecting changes in country mix and higher depreciation expense, partially offset by lower labor costs resulting from our restructuring initiative, lower professional fees and non-income tax expenses, and lower interest expense.
Net income for the three and six months ended June 30, 2009 included $1.1 million tax expense resulting from an international income tax audit settlement. Net income for the six months ended June 30, 2009 also included a $0.4 million unfavorable after tax impact in connection with our restructuring activities. Net income for the three and six months ended June 30, 2008 included a $0.9 million and a $1.1 million unfavorable after tax impact, respectively, related to our restructuring activities.
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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	21.4	20.0	20.6	19.7

Gross profit	78.6	80.0	79.4	80.3
Royalty overrides(1)	32.6	33.7	33.1	34.4
Selling, general and administrative expenses(1)	33.4	31.7	34.0	31.2

Operating income	12.6	14.6	12.3	14.7
Interest expense, net	0.3	0.5	0.3	0.6

Income before income taxes	12.3	14.1	12.0	14.1
Income taxes	3.9	3.6	3.8	3.7

Net income	8.4%	10.5%	8.2%	10.4%

(1)	Compensation to our China sales employees is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.
Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended June 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)
North America	$220.7	$(105.3)	$115.4	$22.9	$138.3	$213.4	$(101.9)	$111.5	$21.7	$133.2	3.8%
Mexico	109.3	(53.3)	56.0	10.4	66.4	170.7	(83.3)	87.4	15.3	102.7	(35.3)%
South & Central America	143.1	(69.8)	73.3	12.1	85.4	166.4	(81.2)	85.2	13.5	98.7	(13.5)%
EMEA	204.2	(98.1)	106.1	20.5	126.6	259.5	(125.2)	134.3	25.6	159.9	(20.8)%
Asia Pacific	186.4	(86.9)	99.5	15.0	114.5	175.2	(81.7)	93.5	12.9	106.4	7.6%
China	44.6	(4.0)	40.6	—	40.6	43.4	(4.6)	38.8	—	38.8	4.6%

Worldwide	$908.3	$(417.4)	$490.9	$80.9	$571.8	$1,028.6	$(477.9)	$550.7	$89.0	$639.7	(10.6)%

	Six Months Ended June 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)

North America	$417.3	$(199.0)	$218.3	$43.1	$261.4	$402.9	$(192.1)	$210.8	$41.0	$251.8	3.8%
Mexico	207.1	(101.0)	106.1	19.5	125.6	327.4	(159.8)	167.6	28.7	196.3	(36.0)%
South & Central America	267.4	(129.7)	137.7	23.0	160.7	358.1	(179.9)	178.2	26.5	204.7	(21.5)%
EMEA	404.1	(194.9)	209.2	40.7	249.9	516.5	(249.4)	267.1	50.8	317.9	(21.4)%
Asia Pacific	375.7	(176.6)	199.1	29.4	228.5	346.9	(162.5)	184.4	25.7	210.1	8.8%
China	73.6	(6.2)	67.4	—	67.4	70.6	(7.3)	63.3	—	63.3	6.5%

Worldwide	$1,745.2	$(807.4)	$937.8	$155.7	$1,093.5	$2,022.4	$(951.0)	$1,071.4	$172.7	$1,244.1	(12.1)%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of our product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the supervisor network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped distributors increase their business, which in turn helps drive volume points in our business, and thus, net sales. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales reductions during the three and six months ended June 30, 2009, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
Our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. In addition, new ideas and Daily Method of Operations, or DMOs, are being generated in many of our regional markets and are globalized where applicable, through the combined efforts of distributors, country management or regional and corporate management. Examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.
North America
The North America region reported net sales of $138.3 million and $261.4 million for the three and six months ended June 30, 2009, respectively. Net sales increased $5.1 million, or 3.8%, and $9.6 million, or 3.8%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 4.3% and 4.4% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The overall increase was a result of net sales growth in the U.S. of $6.5 million, or 5.1%, and $11.5 million, or 4.8%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.
The increase in net sales in North America was primarily due to the continued success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the recent development of the Weight Loss Challenge DMO. We also implemented a 5% price increase in the U.S. in February 2009. In terms of volume, the mix of business in the U.S. was 68% Spanish speaking and 32% non-Spanish speaking for the three months ended June 30, 2009, and 66% and 34%, respectively, for the six months ended June 30, 2009.
In April 2009, the region hosted a series of Leadership Development Weekends, or LDWs which focus on providing detailed training to qualifying supervisors. These LDWs were held in twelve cities in the U.S., three in Canada, and one in Jamaica. In total over 9,500 supervisors attended the LDW events.
In May and June 2009, the U.S. hosted a Nutrition Club tour in nineteen cities . In total, over 12,300 distributors attended the tour.
New supervisors in the region decreased 19.0% and 16.3% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Total supervisors in the region decreased 3.8% as of June 30, 2009 compared to prior year. New supervisors in the U.S. decreased 18.8% and 16.3% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

We believe the fiscal year 2009 net sales in North America should increase year over year primarily as a result of the successful transformation of our distributor business focus to a daily consumption model as well as a 5% price increase which was instituted in the U.S. during February 2009.
Mexico
Net sales in Mexico were $66.4 million and $125.6 million for the three and six months ended June 30, 2009, respectively. Net sales for the three and six months ended June 30, 2009, decreased $36.3 million, or 35.3%, and $70.7 million, or 36.0%, respectively, as compared to the same periods in 2008. In local currency, net sales for the three and six months ended June 30, 2009 decreased by 17.5% and 16.8%, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $18.4 million and $37.8 million on net sales for the three and six months ended June 30, 2009, respectively.
During the third quarter of 2008 we began collecting a VAT from our distributors that has been levied by the Mexican government on the import and resale of certain nutrition products. Distributors previously paid 0% VAT on purchases of most of our nutrition products. For both the three and six months ended June 30, 2009, this VAT increase affected approximately 60% of our sales volume in the region and because Nutrition Clubs are the predominant DMO in Mexico, which are retail price-sensitive, the VAT increase has caused our volumes to decline. We continue to challenge this assessment on several fronts; however in the near-term while the products continue to be subject to VAT, we expect volume growth to be constrained in Mexico. We are also exploring product re-formulations that, if implemented in the second half of 2009, we believe would enable us to sell nutrition products in Mexico which would not be subject to the VAT charge.
New supervisors in Mexico decreased 23.1% and 31.5% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Total supervisors in Mexico decreased 18.3% as of June 30, 2009 compared to prior year.
In April 2009, Mexico hosted a motivational Global Expansion Team/Millionaire Team Retreat in Cancun with over 1,100 attendees. In June 2009, Mexico hosted Active Supervisor schools in Puerto Vallarta and San Carlos. These schools are designed to train and motivate supervisors. Total combined attendance was over 3,000 distributors.
We believe the fiscal year 2009 net sales in Mexico should decrease year over year reflecting lower volumes due to the VAT charge coupled with assumed unfavorable currency fluctuations.
South and Central America
The South and Central America region reported net sales of $85.4 million and $160.7 million for the three and six months ended June 30, 2009, respectively. Net sales decreased $13.3 million or 13.5%, and $44.0 million or 21.5%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales decreased 2.2% and 9.6% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an $11.1 million and $24.3 million unfavorable impact on net sales for the three and six months ended June 30, 2009, respectively. The decrease in local currency net sales in the region was attributable to net sales declines in most of the markets in the region partially offset by a sales increase in Brazil as well as sales in Ecuador which was opened in the fourth quarter of 2008.
In Brazil, the region’s largest market, net sales decreased $2.1 million, or 5.3%, and decreased $4.8 million, or 6.4%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 18.6% and 20.7% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase in local currency net sales was primarily a result of distributors successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club and daily consumption based DMOs. The fluctuation of foreign currency rates had a $9.2 million and $20.1 million unfavorable impact on net sales for the three and six months ended June 30, 2009, respectively. In April, Brazil hosted an Extravaganza with attendance of over 12,000 distributors.
Venezuela, the region’s second largest market, experienced a net sales decline of $3.9 million or 15.6%, and $11.5 million or 23.2%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. On a sequential quarter basis, sales in Venezuela have stabilized following a slowdown in volume during the second half of 2008 resulting from price increases of 20% and 25% in January and May 2008, respectively, coupled with changes in non-resident distributor compensation to address currency controls imposed by the Venezuelan government. In June 2009, a 10% price increase along with further changes in non-resident distributor compensation was instituted in Venezuela to adjust for inflation and currency issues and we are still evaluating the impact of these changes to the business. We expect to make ongoing changes, as necessary, in pricing in Venezuela to mitigate the impact of inflation and currency restrictions.

New supervisors in the region decreased 38.1% and 38.9% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease was driven by several markets including Venezuela which decreased 45.3% and 59.9% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008; Peru, which decreased 64.6% and 61.2%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008; and Bolivia, which decreased 67.9% and 64.0%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Total supervisors in the region decreased 7.3% as of June 30, 2009 compared to prior year. We believe these decreases reflect current economic conditions coupled with the transition, in several markets, to DMOs which focus on daily consumption.
We believe the fiscal year 2009 net sales in South and Central America should show a decline year over year primarily due to challenging volume comparisons in Venezuela, Argentina and Peru and assumed unfavorable currency fluctuations partially offset by the success of daily consumption DMOs, primarily in Brazil, as well as product price increases.
EMEA
The EMEA region reported net sales of $126.6 million and $249.9 million for the three and six months ended June 30, 2009, respectively. Net sales decreased $33.3 million, or 20.8%, and decreased $68.0 million, or 21.4%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales decreased 6.9% and 6.7% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $22.3 million and $46.6 million, for the three and six months ended June 30, 2009, respectively.
Among the largest markets in the region, Italy, France and Spain, net sales decreased 5.2%, 30.6% and 41.3%, respectively, for the three months ended June 30, 2009, as compared to the same period in 2008. For the six months ended June 30, 2009, Italy, France and Spain net sales decreased 4.6%, 26.8% and 45.0%, respectively. In local currency, Italy reported a net sales increase of 8.6% while France and Spain reported net sales decreases of 20.5% and 32.7%, respectively, for the three months ended June 30, 2009, as compared to the same period in 2008. For the six months ended June 30, 2009, in local currency, Italy reported a net sales increase of 9.5% while France and Spain reported net sales decreases of 15.9% and 37.0%, as compared to the same period in 2008.
The significant decrease in local currency net sales for Spain reflects the ongoing impact of negative media reports in April 2008 relating to the Spanish Ministry of Health alert regarding Herbalife products. This alert was withdrawn in April 2009 requiring no action by the Company. In Russia, net sales decreased by 16.7% and 19.0% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, however, net sales increased by 13.6% and 12.5% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase in local currency net sales was primarily driven by the adoption of the Office Club concept where all DMOs are carried out from a combined Office and Commercial Nutrition Club location. Another positive catalyst was a new supervisor qualification method being tested in Russia and currently being evaluated for a potential global rollout. Net sales in the Netherlands decreased 16.5% and 14.3% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, however, net sales decreased only 4.5% and 1.8% for the three and six months ended June 30, 2009, respectively, compared to the prior year periods reflecting a re-activated distributor base that is utilizing the Wellness Evaluation and Healthy Breakfast DMOs. Portugal local currency net sales declined 43.3% and 50.9% for the three and six months ended June 30, 2009, respectively, as it continues to transition towards a daily consumption model.
For the three and six months ended June 30, 2009, new supervisors for the region decreased 21.3% and 20.7%, respectively. For the three months ended June 30, 2009, the most significant decreases occurred in Spain, Portugal, France, and the Commonwealth Independent States of Russia, or CIS countries, of 63.1%, 72.1%, 35.7% and 49.5%, respectively. These declines were partially offset by increases in Italy, Czech Republic, and Poland where new supervisors increased 14.3%, 113.3%, and 37.2%, respectively. For the six months ended June 30, 2009, the most significant decreases in new supervisors occurred in Spain, Portugal, and the CIS countries of 62.8%, 75.5% and 43.7%, respectively. These declines were partially offset by increases in Italy, Czech Republic, and Turkey, where new supervisors increased 12.8%, 69.2% and 11.8%, respectively. Total supervisors in the region decreased 11.7% as of June 30, 2009 compared to prior year.

We believe fiscal year 2009 net sales in EMEA should show a decrease year over year due primarily to assumed unfavorable currency fluctuations and soft volume point trends.
Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $114.5 million and $228.5 million for the three and six months ended June 30, 2009, respectively. Net sales increased $8.1 million, or 7.6%, and $18.4 million, or 8.8%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 23.1% and 26.4% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $16.5 million and $37.0 million on net sales for the three and six months ended June 30, 2009, respectively. The increase in net sales in Asia Pacific for the three and six months ended June 30, 2009, was primarily attributable to net sales increases in three of our largest markets in the region, Taiwan, South Korea and Malaysia, partially offset by a decrease in Japan.
Net sales in Taiwan, our largest market in the region, increased $3.0 million, or 9.1%, and $15.6 million, or 24.9%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 18.7% and 35.9% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, continues to be a positive catalyst for growth in this country. Sales were lower sequentially when compared to the first quarter of 2009 due in part to the impact of a promotion offered in conjunction with a government sponsored Consumption Voucher project. This promotion was in place for both February and March and ended in mid-April. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $3.1 million or 9.6%, and $6.9 million or 11.0% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.
Net sales in South Korea, our second largest market in the region, increased $4.6 million, or 22.6%, and $5.4 million, or 14.7%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 54.6% and 55.2% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The increase in local currency net sales for the three and six months ended June 30, 2009 was primarily driven by branding activities and the adoption of the Nutrition Club DMO, in the form of Commercial Clubs along with the Premium Herbalife Opportunity Meeting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $6.5 million or 32.0%, and $14.8 million or 40.4%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.
Net sales in Malaysia, our third largest market in the region, increased $4.5 million, or 44.2%, and $7.4 million or 39.9%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 60.7% and 56.5% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.7 million or 16.5%, and $3.1 million or 16.7% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.
Net sales in Japan, our fourth largest market in the region, decreased $6.3 million, or 36.1%, and $12.3 million, or 31.6%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales decreased 26.7% and 21.9% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. The decrease in local currency net sales for the three and six months ended June 30, 2009, was driven by a continuing decline in distributor recruiting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.6 million or 9.4%, and $3.8 million or 9.7%, for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.
In June, South Korea hosted an Asia-Pacific regional Extravaganza with attendance of approximately 13,800 distributors.
New supervisors in the region increased 16.0% and 18.7% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. New supervisors for India, Korea and Taiwan increased 131.3%, 44.5% and 8.9%, respectively, for the three months ended June 30, 2009, and increased 106.2%, 49.4% and 17.4%, respectively, for the six months ended June 30, 2009. These increases were offset by declines in Japan and Australia of 63.6% and 34.5%, respectively, for the three months ended June 30, 2009 and declines in Japan and Australia of 67.9% and 37.1%, respectively, for the six months ended June 30, 2009. Total supervisors in the region increased 8.7% as of June 30, 2009 compared to prior year.

We believe the fiscal year 2009 net sales in Asia Pacific should increase year over year as projected volume increases, including the anticipated opening of our operations in Vietnam during the fourth quarter of 2009, which will be partially offset by assumed unfavorable foreign currency fluctuations.
China
Net sales in China were $40.6 million and $67.4 million for the three and six months ended June 30, 2009, respectively. Net sales increased $1.8 million, or 4.6%, and $4.1 million, or 6.5%, for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. In local currency, net sales increased 2.6% and 3.4% for the three and six months ended June 30, 2009, as compared to the same periods in 2008. The fluctuation of foreign currency rates had a favorable impact of $0.8 million and $1.9 million on net sales for the three and six months ended June 30, 2009, respectively.
The current focus in China is to expand the Nutrition Club DMO to enhance the retail focus and thereby increase the emphasis on daily consumption methods of operation. As experienced in other markets, such as Taiwan, which have gone through a similar transition, China has been experiencing a slow-down in sales growth as distributors begin to build their nutrition club business. We believe that the nutrition club concept is starting to gain traction as witnessed by the growth in clubs in just the first half of this year. As of June 30, 2009, there were over 200 clubs operating within major cities throughout China. This is approximately more than double the number of clubs that were in operation at the end of the first quarter 2009. While we still consider the expansion of this DMO in China as a test, we believe the recent success of the club DMO in Taiwan could be achieved over the next few years throughout China.
In early July 2009, China’s Ministry of Commerce granted five additional licenses for us to conduct direct-selling business in the provinces of Fujian, Shan’Xi, Sichuan, Hubei, and Shanghai. All licenses are effective immediately, except Shanghai, which will be activated after we open our service outlets. Additionally, our license for Beijing, which was granted in July 2008 with the same exception as noted above for Shanghai, is now active. We received our first direct-selling license in China in March 2007 for the cities of Suzhou and Nanjing in the Jiangsu province. An additional license was granted in July of the same year to conduct business throughout the entire Jiangsu province. In July 2008, we received five additional licenses for the provinces of Beijing, Guangdong, Shandong, Zhejiang and Guizhou. The 11 provinces in which we now have direct-selling licenses represent an addressable population of approximately 599 million. As of June 30, 2009 we are operating 80 retail stores in 30 provinces in China.
New sales employees in China decreased 13.9% and 9.2% for the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. Total sales employees in China increased 10.1% as of June 30, 2009 compared to prior year.
We believe the fiscal year 2009 net sales in China should increase slightly year over year, primarily as a result of improved store productivity and continued expansion of nutrition clubs. We also expect to apply for additional direct selling provincial licenses during the second half of 2009.
Sales by Product Category

	Three Months Ended June 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)
Weight Management	$592.9	$(281.9)	$311.0	$52.8	$363.8	$671.1	$(323.9)	$347.2	$58.0	$405.2	(10.2)%
Targeted Nutrition	196.9	(93.6)	103.3	17.6	120.9	216.0	(104.2)	111.8	18.7	130.5	(7.4)%
Energy, Sports and Fitness	39.2	(18.7)	20.5	3.5	24.0	43.9	(21.2)	22.7	3.8	26.5	(9.4)%
Outer Nutrition	52.6	(25.0)	27.6	4.7	32.3	64.9	(31.3)	33.6	5.7	39.3	(17.8)%
Literature, Promotional and Other	26.7	1.8	28.5	2.3	30.8	32.7	2.7	35.4	2.8	38.2	(19.4)%

Total	$908.3	$(417.4)	$490.9	$80.9	$571.8	$1,028.6	$(477.9)	$550.7	$89.0	$639.7	(10.6)%

	Six Months Ended June 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)

Weight Management	$1,135.7	$(544.0)	$591.7	$101.3	$693.0	$1,315.4	$(641.7)	$673.7	$112.3	$786.0	(11.8)%
Targeted Nutrition	378.3	(181.2)	197.1	33.8	230.9	428.6	(209.1)	219.5	36.6	256.1	(9.8)%
Energy, Sports and Fitness	74.7	(35.8)	38.9	6.7	45.6	84.5	(41.2)	43.3	7.2	50.5	(9.7)%
Outer Nutrition	104.6	(50.1)	54.5	9.3	63.8	133.0	(64.9)	68.1	11.4	79.5	(19.7)%
Literature, Promotional and Other	51.9	3.7	55.6	4.6	60.2	60.9	5.9	66.8	5.2	72.0	(16.4)%

Total	$1,745.2	$(807.4)	$937.8	$155.7	$1,093.5	$2,022.4	$(951.0)	$1,071.4	$172.7	$1,244.1	(12.1)%

Net sales of all product categories decreased for the three and six months ended June 30, 2009 and 2008, respectively, as compared to the same period in 2008, mainly due to the factors described in the discussions of the individual geographic regions above.
Gross Profit
Gross profit was $449.4 million and $868.6 million for the three and six months ended June 30, 2009, respectively, as compared to $511.7 million and $998.4 million for the same periods in 2008. As a percentage of net sales, gross profit for the three and six months ended June 30, 2009 decreased to 78.6% and 79.4%, respectively, as compared to 80.0% and 80.3% for the same periods in 2008. The decrease was primarily due to the unfavorable impact from currency fluctuations and changes in country mix. While we are experiencing a negative effect from currency fluctuations, we believe that we have the ability to mitigate some of this cost pressure through improved optimization of our supply chain coupled with select increases in the retail prices of our products.
Royalty Overrides
Royalty overrides as a percentage of net sales was 32.6% and 33.1% for the three and six months ended June 30, 2009, respectively, as compared to 33.7% and 34.4% for the same periods in 2008. The decrease for the three and six months ended June 30, 2009, was primarily due to changes in country mix and the increase in net sales in China where compensation to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. We anticipate fluctuations in royalty overrides as a percent of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales was 33.4% and 34.0% for the three and six months ended June 30, 2009, as compared to 31.7% and 31.2% for the same periods in 2008.
For the three and six months ended June 30, 2009, selling, general and administrative expenses decreased $12.3 million and $15.3 million to $190.8 million and $372.3 million, respectively, compared to the same periods in 2008. The decrease for the three months ended June 30, 2009 included $1.3 million in lower salaries and benefits mainly resulting from our restructuring initiatives partially offset by an increase in China sales employee costs; $2.7 million in lower foreign currency exchange losses; $2.3 million in lower professional fees; $1.7 million in lower advertising and promotion costs; $1.4 million in lower travel and entertainment expenses; and $1.2 million in lower distributor sales events costs due to timing and location. These decreases were partially offset by $3.0 million in higher depreciation and amortization expenses, related mostly to the development of our technology infrastructure and the expansion and relocation of certain operations to new facilities. The decrease for the six months ended June 30, 2009 included $3.0 million in lower salaries and benefits mainly resulting from our restructuring initiatives partially offset by an increase in China sales employee costs; $5.6 million in lower distributor sales events costs due to timing and location; $2.5 million in lower travel and entertainment expenses; $2.1 million in lower professional fees; and $3.2 million in lower non-income tax expense. These were partially offset by $7.4 million in higher depreciation and amortization expenses and $1.2 million in higher foreign currency exchange losses.
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

Net Interest Expense
Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Net Interest Expense	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	2.9	4.9	6.2	10.4
Interest income	(1.6)	(1.7)	(3.2)	(3.4)

Net interest expense	$1.3	$3.2	$3.0	$7.0

The decrease in interest expense for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was primarily due to lower interest rates in 2009 as compared to 2008. See “Liquidity and Capital Resources” below for further discussion on our senior secured credit facility.
Income Taxes
Income taxes were $22.2 million and $41.3 million for the three and six months ended June 30, 2009, respectively, as compared to $23.0 million and $46.5 million for the same periods in 2008. As a percentage of pre-tax income, the effective income tax rate was 31.5% for both the three and six months ended June 30, 2009, respectively, as compared to 25.5% and 26.4% for the same periods in 2008. The increase in the effective tax rate for the three and six months ended June 30, 2009, as compared to the same periods in 2008, was primarily due to an increase in the operating effective tax rate reflecting changes in the country mix.
Restructuring Costs
As part of our restructuring initiatives, we recorded $0.2 million and $1.4 million of professional fees, severance and related costs for the three months ended June 30, 2009 and 2008, respectively. We recorded $0.8 million and $1.8 million of professional fees, severance and related costs for the six months ended June 30, 2009 and 2008, respectively. All such amounts were included in selling, general and administrative expenses.
Subsequent Event
On August 3, 2009, our board of directors authorized a $0.20 per common share cash dividend for the second quarter of 2009, payable on September 10, 2009 to shareholders of record on August 28, 2009.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material restrictions on the ability to transfer and remit funds among our international affiliated companies. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has effectively resulted from our share repurchase and dividend activities over the recent years, which together, since the inception of the original share repurchase and dividend program that was first initiated during 2007, has exceeded over $600 million and not from the need to fund our normal operations, therefore limiting the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $98.0 million of undrawn capacity as of June 30, 2009, and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.

For the six months ended June 30, 2009, we generated $122.3 million of operating cash flow, as compared to $121.9 million for the same period in 2008. The increase in cash generated from operations was primarily due to the increase in non-cash items included in net income for the six months ended June 30, 2009, as compared to the same period in 2008, and the favorable change in operating assets and liabilities for the six months ended June 30, 2009, compared to the same period in 2008. This was partially offset by lower operating income for the six months ended June 30, 2009, compared to the same period in 2008.
Capital expenditures, including capital leases, for the six months ended June 30, 2009, were $27.1 million as compared to $49.8 million for the same period in 2008. The majority of these expenditures represented investments in management information systems, primarily the global roll-out of Oracle, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. The decrease from 2008 primarily reflects less Oracle spending in 2009 as the roll-out project is expected to culminate in the third quarter of 2009. We expect to incur capital expenditures of approximately $55.0 million to $60.0 million in 2009.
We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. In September 2007, we amended our senior secured credit facility, increasing the revolving credit facility by $150.0 million to $250.0 million to fund the increase in our share repurchase program discussed below. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. The senior secured credit facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. During the first quarter of 2009, we borrowed an additional $19.0 million under the revolving credit facility and paid $14.7 million of the revolving credit facility. During the second quarter of 2009, we borrowed an additional $40.0 million under the revolving credit facility and paid $70.0 million of the revolving credit facility.
The following summarizes our contractual obligations including interest at June 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2014 &
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility	$316.3	$3.3	$6.6	$6.6	$157.5	$142.3	$—
Capital leases	6.5	1.5	2.1	1.9	1.0	—	—
Operating leases	136.7	17.7	28.2	20.0	15.1	14.0	41.7
Other	23.5	3.3	14.9	5.3	—	—	—

Total	$483.0	$25.8	$51.8	$33.8	$173.6	$156.3	$41.7

Off Balance Sheet Arrangements
At June 30, 2009 and December 31, 2008, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Share Repurchases
On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, our board of directors authorized a new program for us to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management. For the three and six months ended June 30, 2009, we did not repurchase any of our common shares.
Dividends
During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. On February 20, 2009, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the fourth quarter of 2008 that was paid to shareholders on March 17, 2009. On April 30, 2009, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the first quarter of 2009 that was paid to shareholders on June 5, 2009.

Working Capital and Operating Activities
As of June 30, 2009 and December 31, 2008, we had positive working capital of $123.9 million and $82.9 million, respectively. Cash and cash equivalents were $181.4 million at June 30, 2009, compared to $150.8 million at December 31, 2008.
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
At June 30, 2009, Herbalife Venezuela had cash balances of approximately $51.0 million, primarily denominated in bolivars, translated at the official exchange rate. We continue to evaluate the political and economic environment in Venezuela and any potential changes which may affect our operations. We continue to make appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. The approval process has been delayed in recent periods and we have not been given any assurances as to when it will be completed. If the CADIVI does not approve further exchanges at the official exchange rate, Herbalife Venezuela may need to rely on a legal parallel exchange process to repatriate U.S. dollars and we would currently be able to do so at an unfavorable exchange rate which was approximately 68% less favorable than the official exchange rate as of June 30, 2009. This could result in our Company having fewer U.S. dollars than currently reported as cash and cash equivalents and may result in a charge to operating profit. From time to time, we have recognized charges to operating income in connection with the exchange of bolivars to U.S. dollars at rates which were unfavorable to the official exchange rate. Herbalife Venezuela’s net sales represented less than 4% of consolidated worldwide net sales for the six months ended June 30, 2009.
Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy or there is a devaluation of the official rate, earnings will be negatively impacted.
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
We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Statement of Financial Accounting Standards, of SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information. Our products are manufactured by third party providers and then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 70 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.
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
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.6% of retail sales for the three and six months ended June 30, 2009, and 0.7% of retail sales for the three and six months ended June 30, 2008.
We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $10.7 million and $11.6 million as of June 30, 2009 and December 31, 2008, respectively.
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
Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141R, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill and other intangibles. As of June 30, 2009 and December 31, 2008, we had goodwill of approximately $110.7 million and marketing franchise of $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2009 and 2008.

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
We account for uncertain tax positions in accordance with the Financial Accounting Standards Board, or FASB, Interpretation Number 48, Income Taxes, or FIN 48. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
We account for and disclose fair value measurements in accordance with SFAS No. 157, Fair Value Measurements, or SFAS 157. SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. As discussed in Note 13, Fair Value Measurements, to the notes to our consolidated financial statements, we properly measure and disclose our assets and liabilities at fair value in accordance with SFAS 157.
New Accounting Pronouncements
In June 2009, the FASB, issued SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS 168. The FASB Accounting Standards Codification, or Codification, will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual financial periods ending after September 15, 2009. All existing non-SEC accounting standards are superseded as described in SFAS 168. All other non-SEC accounting literature not included in the Codification is non-authoritative. The Codification is not expected to have a significant impact on our consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our consolidated financial statements.

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
Foreign Exchange Risk
We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow fluctuations associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the recent significant volatility in the foreign exchange market, our current strategy, in general, is to hedge some of the significant exposures on a short term basis. We will continue to monitor the foreign exchange market and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.
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
We also purchase forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. We have elected to apply the hedge accounting rules as required by SFAS 133, for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of June 30, 2009, approximately $24 million of these contracts were outstanding and are expected to mature over the next six months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded in other comprehensive income (loss), and are recognized in cost of sales in the period which approximates the time the hedged inventory is sold. As of June 30, 2009 we recorded a liability at fair value of $0.3 million.
As of June 30, 2009, all of our foreign exchange forward contracts had a maturity of less than one year, with the majority expiring within 90 days. As of June 30, 2009, there were no outstanding foreign exchange option contracts.

The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At June 30, 2009
Buy EUR sell MXN	18.69	$33.8	$(0.2)
Buy JPN sell USD	95.76	$8.1	$—
Buy USD sell EUR	1.40	$69.0	$(0.2)
Buy USD sell INR	48.45	$3.1	$—
Buy USD sell KRW	1,285.00	$2.2	$—
Buy USD sell PHP	48.41	$2.8	$—
Buy USD sell ZAR	7.88	$1.4	$—
Buy CLP sell USD	526.40	$3.4	$—
Buy EUR sell HKD	10.88	$2.7	$—
Buy EUR sell JPY	134.34	$1.8	$—
Buy MXN sell USD	13.30	$2.6	$—
Buy MYR sell EUR	4.97	$0.7	$—
Buy SEK sell EUR	10.86	$2.0	$—
Buy USD sell BRL	1.97	$6.3	$—
Buy GBP sell USD	1.65	$1.7	$—
Buy HKD sell USD	7.75	$2.6	$—

Total forward contracts		$144.2	$(0.4)

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2009 and December 31, 2008, the total amount of our foreign subsidiary cash was $179.4 million and $142.0 million, respectively, of which $7.7 million and $9.7 million, respectively, was invested in U.S. dollars.
Interest Rate Risk
As of June 30, 2009, the aggregate annual maturities of our senior secured credit facility entered into on July 2006, as amended, were: 2009-$0.7 million; 2010-$1.5 million; 2011-$1.5 million; 2012-$153.5 million and $140.9 million in 2013. The fair value of our senior secured credit facility approximates its carrying value of $298.1 million as of June 30, 2009 and $324.5 million as of December 31, 2008. Our senior secured credit facility bears a variable interest rate, and on June 30, 2009 and December 31, 2008, the weighted average interest rate was 1.70% and 3.04%, respectively.
Under our senior secured credit facility, we are obligated to enter into an interest rate hedge for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, we entered into a new interest rate swap agreement. This agreement provides for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount is scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007 throughout the term of the swap. The swap has been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2008, the swap notional amount was $40.0 million. As of June 30, 2009, the swap notional amount was $20.0 million. As of June 30, 2009 and December 31, 2008, we recorded the interest rate swap as a liability at fair value of $0.2 million and $1.0 million, respectively, with the offsetting amounts recorded in other comprehensive income.
On June 26, 2009, we entered into an interest rate swap agreement, which is effective June 30, 2009, and will expire on September 30, 2009. The swap notional amount is $20 million, where we pay three month LIBOR and will receive one month LIBOR plus 0.185%. As of June 30, 2009, the fair value of the interest rate swap is zero. We have elected not to apply hedge accounting for this interest rate swap.

Item 4.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	risks associated with operating internationally, including foreign exchange and devaluation risks;
•	our dependence on increased penetration of existing markets;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance on our management team;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our distributors;
•	product liability claims;
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
We distribute our products exclusively through approximately 1.9 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, which is a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.
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

We estimate that, of our approximately 1.9 million independent distributors, we had approximately 391,000 sales leaders as of June 30, 2009. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.
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
From time to time we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We understand that such materials are undergoing review by regulators in certain markets. In the course of one such inquiry the Spanish Ministry of Health elected to issue a press release, or a communicado, to inform the public of their on-going inquiry and dialogue with our Company. Upon completion of its review of Herbalife products distributed in Spain, the Spanish Ministry of Health withdrew its communicado in April 2009. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.
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

The FTC has requested comments on amendments to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the proposal, a statement reflecting a consumer endorser’s experience concerning a key attribute of the product generally would not be permissible with only a disclaimer of typicality (e.g., “Results Not Typical” or “Individual Results May Vary”). Instead, if the advertiser does not have substantiation that the endorser’s experience is representative of what other consumers will generally achieve, the advertiser would be required to disclose clearly and conspicuously the generally expected performance of the product or service under the depicted circumstances and have adequate substantiation for that representation. The FTC has requested that comments concerning its proposed rule on product endorsements and testimonials be submitted by interested parties by January 30, 2009. If the Guides are amended and enforced by the FTC as presently proposed, marketing with the use of testimonials regarding consumer products, including but not limited those for market weight-management products, would be significantly impacted and might negatively effect our sales.
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
On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. The final rule and the interim final rule became effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Firms that directly employ more than 500 full-time equivalent employees must have achieved compliance with the new cGMPs by June 25, 2008, while firms having between 20-500 full-time equivalent employees must be compliant by 2009 and firms having under 20 full-time equivalent employees must be compliant by 2010. Herbalife initiated enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes we are compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Suzhou, China facility and that are produced by contract manufacturers. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. The final rule differs from the FDA’s 2003 proposed rule as it does not contain language regarding the regulatory status of excipients and other ingredients that are not “dietary ingredients.” Instead, the final rule relies on a requirement to comply with all other relevant regulations. Further, the final rule does not call for any specific finished product testing program nor does it require 100% testing of all finished products. Instead the final rule calls for a “scientifically valid system” for ensuring that finished products meet all specifications. Due to the final cGMP rules, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.

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
We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $35,000 as of June 30, 2009) per purported violation as well as costs of the trial. For the year ended December 31, 2008, our net sales in Belgium were approximately $16.7 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.
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
Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy or there is a devaluation of the official rate, earnings will be negatively impacted.

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
In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales management personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores or who provide services and operate their own licensed business premises. Our sales representatives are also permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang (excluding Ningbo), Guizhou and Beijing and effective July 7, 2009, in the additional provinces of Fuijan, Sichuan, Hubei, Shanxi, and Shanghai. Our direct selling license for Shanghai will permit us to sell away from fixed retail locations once our Shanghai outlet is inspected and confirmed by the relevant authority. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.
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
Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our distributors and attempt to monitor our distributors’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our distributors fail to comply with these restrictions, then we and our distributors could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our independent distributors in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our independent distributors.
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
In addition, our credit facility requires us to meet certain financial ratios and financial conditions. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in a default causing all amounts to become due and payable under our credit facility, which is secured by substantially all of our assets, against which the lenders thereunder could proceed to foreclose.

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
Changes in Tax Laws, Treaties or Regulations, or Their Interpretation Could Adversely Affect Us.
A change in applicable tax laws, treaties or regulations or their interpretation could result in a higher effective tax rate on our worldwide earnings and such change could be significant to our financial results. Tax legislative proposals intending to eliminate some perceived tax advantages of companies that have legal domiciles outside the U.S. but have certain U.S. connections have repeatedly been introduced in the U.S. Congress. If these proposals are enacted, the result would increase our effective tax rate and could have a material adverse effect on the Company’s financial condition and results of operations.
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
Our products consist of vitamins, minerals and herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $10 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.
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
Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2007 Revision, as amended) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.
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
A shareholder can bring a suit personally where its individual rights have been, or are about to be, infringed. Where an action is brought to redress any loss or damage suffered by us, we would be the proper plaintiff, and a shareholder could not ordinarily maintain an action on our behalf, except where it was permitted by the courts of the Cayman Islands to proceed with a derivative action. Our Cayman Islands counsel, Maples and Cadler, is not aware of any reported decisions in relation to a derivative action brought in a Cayman Islands court. However, based on English authorities, which would in all likelihood be of persuasive authority in the Cayman Islands, a shareholder may be permitted to bring a claim derivatively on the Company’s behalf, where:
•	a company is acting or proposing to act illegally or outside the scope of its corporate authority;
•	the act complained of, although not acting outside the scope of its corporate authority, could be effected only if authorized by more than a simple majority vote;
•	those who control the company are perpetrating a “fraud on the minority”.

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
The Cayman Islands have recently introduced provisions to the Companies Law (2007 Revision) to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies. These provisions, contained within Part XVA of the Companies Law (2007 Revision, as amended), are broadly similar to the merger provisions as provided for under Delaware Law.
There are however a number of important differences that could impede a takeover. First, the thresholds for approval of the merger plan by shareholders are higher. The thresholds are (a) a shareholder resolution by majority in number representing 75% in value of the shareholders voting together as one class or (b) if the shares to be issued to each shareholder in the consolidated or surviving company are to have the same rights and economic value as the shares held in the constituent company, a special resolution of the shareholders (being 66 2/3% of those present in person or by proxy and voting) voting together as one class.
As it is not expected that the shares would have the same rights and economic value following a takeover by way of merger, it is expected that the first test is the one which would commonly apply. This threshold essentially has three requirements: “a majority in number” of the shareholders of the Company must approve the transaction, such approving majority must hold at least 75% “in value” of all the outstanding shares and the shareholders must vote together as one class.
Additionally, the consent of each holder of a fixed or floating security interest (in essence a documented security interest as opposed to one arising by operation of law) is required to be obtained unless the Grand Court of the Cayman Islands waives such requirement.
The merger provisions contained within Part XVA of the Companies Law (2007 Revision, as amended) do contain shareholder appraisal rights similar to those provided for under Delaware law. Such rights are limited to a merger under Part XVA and do apply to schemes of arrangement as discussed below.
The Companies Law (2007 Revision, as amended) also contains separate statutory provisions that provide for the merger, reconstruction and amalgamation of companies. Those are commonly referred to in the Cayman Islands as “schemes of arrangement.”
The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by a majority of each class of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each relevant class of the company’s shareholders present and voting at the meeting. The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect creditors’ interests. Furthermore, the court will only approve a scheme of arrangement if it is satisfied that:
•	the statutory provisions as to majority vote have been complied with;
•	the shareholders who voted at the meeting in question fairly represent the relevant class of shareholders to which they belong.

•	the scheme of arrangement is such as a businessman would reasonably approve; and
•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.
If the scheme of arrangement is approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of U.S. corporations, providing rights to receive payment in cash for the judicially determined value of the shares.
In addition, if an offer by a third party to purchase shares in us has been approved by the holders of at least 90% of our outstanding shares (not including such a third party) pursuant to an offer within a four-month period of making such an offer, the purchaser may, during the two months following expiration of the four-month period, require the holders of the remaining shares to transfer their shares on the same terms on which the purchaser acquired the first 90% of our outstanding shares. An objection can be made to the Grand Court of the Cayman Islands, but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.
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
(a) None.
(b) None.
(c) Our original share repurchase program announced on April 18, 2007, expired on April 17, 2009 pursuant to its terms. On April 30, 2009, our board of directors authorized a new program to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management. We did not repurchase any common shares during the three months ended June 30, 2009. As of June 30, 2009 the approximate dollar value of shares that may yet be purchased under the new program was $300 million.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
On April 30, 2009 we held our 2009 Annual General Meeting of Shareholders. There were 54,618,415 common shares present either in person or by proxy. At this meeting, our shareholders voted to elect the three nominees for director and to ratify the appointment of KPMG as our independent registered public accountants for fiscal year 2009, each as more specifically set forth below.

Proposal	For	Withheld
To elect three directors, each for a term of three years
Pedro Cardoso	48,544,526	6,073,889
Murray H. Dashe	50,633,907	3,984,508
Colombe M Nicholas	30,142,210	24,476,205

Proposal	For	Against	Abstain

To ratify the appointment of the Company’s independent registered public accountants for fiscal year 2009	53,976,097	631,087	11,231
The terms of Leroy T. Barnes, Jr., Richard P. Bermingham, Larry Higby, Michael O. Johnson and John Tartol as directors continued after the meeting.

Item 5.	Other Information
(a) None.
(b) None.

Item 6.	Exhibits
(a) Exhibit Index:
EXHIBIT INDEX

Exhibit
Number		Description	Reference

2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)

3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1		Form of Share Certificate	(d)

10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)

10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)

10.3	#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4	#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.6	#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.8	#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

Exhibit
Number		Description	Reference

10.9		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

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
(a)

10.11	#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10.12	#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.13	#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.14	#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.15	#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.16	#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)

10.18		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.19		Stock Subscription Agreement of WH Capital Corporation, dated as of February 9, 2004, between WH Capital Corporation and WH Holdings (Cayman Islands) Ltd.	(a)

10.20		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

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
(b)

10.23		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.24	#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.25		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International, Inc. and Whitney & Co., LLC.	(d)

10.26		Termination Agreement, dated as of December 1, 2004, between Herbalife Ltd., Herbalife International Inc. and GGC Administration, L.L.C.	(d)

10.27
Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.
(d)

10.28	#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.29	#	Form of Stock Bonus Award Agreement	(e)

10.30	#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)

10.31	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)

10.32	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)

10.33		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)

Exhibit
Number		Description	Reference

10.34	#	Independent Directors Deferred Compensation and Stock Unit Plan	(i)

10.35	#	Independent Directors Stock Unit Award Agreement	(i)

10.36	#	Herbalife Ltd. 2005 Stock Incentive Plan	(j)

10.37	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k)

10.38	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)

10.39	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(l)

10.40	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(l)

10.41	#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(m)

10.42	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)

10.43	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)

10.44	#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(o)

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
(p)

10.47	#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(p)

10.48	#	Employment Agreement by and between Herbalife Ltd. and Gregory L. Probert dated October 10, 2006	(q)

10.49	#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)

10.50	#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(q)

10.51	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(q)

10.52	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(q)

10.53	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(q)

10.54	#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)

10.55	#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(r)

10.56	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(r)

10.57	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(r)

10.58	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(r)

Exhibit
Number		Description	Reference

10.59	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(r)

10.60	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(s)

10.61	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(s)

10.62	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)

10.63	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(s)

10.64	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s)

10.65	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s)

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
(u)

10.69	#	Herbalife Ltd. Employee Stock Purchase Plan	(u)

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
(u)

10.71	#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(v)

10.72	#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)

10.73	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)

10.74	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(v)

10.75	#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(w)

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
(x)

Exhibit
Number		Description	Reference

10.77	#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(y)

10.78	#	Amendment to Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(y)

10.79	#	Form of Independent Directors Stock Appreciation Right Award Agreement	(y)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on May 13, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on September 23, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(j)	Previously filed on November 22, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 129885).

(k)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on December 20, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(q)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(u)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(v)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(x)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

(y)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
By:	/s/ Richard Goudis
Richard Goudis
Chief Financial Officer
Dated: August 3, 2009