Form 10-Q
period 2009-09-30
HERBALIFE LTD.
filed 2009-11-02
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
(213) 745-0500
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common shares outstanding as of October 29, 2009 was 60,903,881

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
HERBALIFE LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$215,401	$150,847
Receivables, net of allowance for doubtful accounts of $9,321 (2009) and $8,988 (2008)	84,747	70,002
Inventories, net	133,376	134,392
Prepaid expenses and other current assets	97,510	89,214
Deferred income taxes	43,490	40,313

Total current assets	574,524	484,768

Property, at cost, net of accumulated depreciation and amortization of $133,081 (2009) and $89,411 (2008)	176,774	175,492
Deferred compensation plan assets	17,076	15,754
Deferred financing costs, net of accumulated amortization of $1,654 (2009) and $1,287 (2008)	1,622	1,989
Marketing related intangibles	310,060	310,060
Goodwill	115,351	110,677
Other assets	23,079	22,578

Total assets	$1,218,486	$1,121,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,324	$41,084
Royalty overrides	144,170	130,369
Accrued compensation	57,105	60,629
Accrued expenses	127,271	104,795
Current portion of long-term debt	12,361	15,117
Advance sales deposits	35,034	12,603
Income taxes payable	24,093	37,302

Total current liabilities	441,358	401,899

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	297,482	336,514
Deferred compensation	15,970	13,979
Deferred income taxes	102,648	103,675
Other non-current liabilities	23,695	23,520

Total liabilities	881,153	879,587

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 60.8 million (2009) and 61.4 million (2008) shares issued and outstanding	122	123
Paid-in-capital in excess of par value	210,748	197,715
Accumulated other comprehensive loss	(26,956)	(28,614)
Retained earnings	153,419	72,507

Total shareholders’ equity	337,333	241,731

Total liabilities and shareholders’ equity	$1,218,486	$1,121,318

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
		(Unaudited)
	(In thousands, except per share amounts)
Product sales	$515,000	$517,896	$1,452,847	$1,589,298
Handling & freight income	85,218	84,303	240,859	257,038

Net sales	600,218	602,199	1,693,706	1,846,336
Cost of sales	131,777	116,620	356,619	362,335

Gross profit	468,441	485,579	1,337,087	1,484,001
Royalty overrides	194,639	200,323	556,921	628,343
Selling, general & administrative expenses	195,968	196,761	568,220	584,274

Operating income	77,834	88,495	211,946	271,384
Interest expense, net	1,037	3,407	4,087	10,364

Income before income taxes	76,797	85,088	207,859	261,020
Income taxes	18,902	27,004	60,169	73,489

NET INCOME	$57,895	$58,084	$147,690	$187,531

Earnings per share:
Basic	$0.95	$0.91	$2.40	$2.93
Diluted	$0.91	$0.89	$2.34	$2.83
Weighted average shares outstanding:
Basic	61,234	63,594	61,467	64,062
Diluted	63,397	65,439	63,049	66,269
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,690	$187,531
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,646	34,789
Deficiency in (Excess) tax benefits from share-based payment arrangements	759	(12,659)
Share based compensation expenses	15,100	13,877
Amortization of discount and deferred financing costs	367	359
Deferred income taxes	(3,098)	1,348
Unrealized foreign exchange transaction loss (gain)	6,763	(4,580)
Other	233	891
Changes in operating assets and liabilities:
Receivables	(9,265)	(16,483)
Inventories	10,451	(11,232)
Prepaid expenses and other current assets	(5,724)	(37,392)
Other assets	354	(1,613)
Accounts payable	(4,851)	8,155
Royalty overrides	9,525	14,201
Accrued expenses and accrued compensation	5,870	18,851
Advance sales deposits	21,011	6,877
Income taxes payable	(15,529)	359
Deferred compensation plan liability	1,992	(1,682)

NET CASH PROVIDED BY OPERATING ACTIVITIES	227,294	201,597

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(41,776)	(68,325)
Proceeds from sale of property	93	67
Acquisition of business	(10,000)	—
Deferred compensation plan assets	(1,321)	1,488

NET CASH USED IN INVESTING ACTIVITIES	(53,004)	(66,770)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(36,727)	(38,338)
Borrowings from long-term debt	138,974	50,000
Principal payments on long-term debt	(180,540)	(117,652)
Increase in deferred financing costs	—	(75)
Share repurchases	(33,630)	(94,193)
(Deficiency in) Excess tax benefits from share-based payment arrangements	(759)	12,659
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	2,209	18,275

NET CASH USED IN FINANCING ACTIVITIES	(110,473)	(169,324)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	737	(3,516)

NET CHANGE IN CASH AND CASH EQUIVALENTS	64,554	(38,013)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,847	187,407

CASH AND CASH EQUIVALENTS, END OF PERIOD	$215,401	$149,394

CASH PAID DURING THE PERIOD
Interest paid	$8,443	$10,365

Income taxes paid	$77,397	$68,597

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$339	$28,785

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
Recent Acquisition
During August 2009, the Company purchased certain assets of Micelle Laboratories, Inc., an Orange County, California contract manufacturer of food and nutritional supplements. The Company purchased the assets in order to strengthen its global manufacturing capabilities. The purchase price is not material to the Company’s consolidated financial statements and for accounting purposes the acquisition was recorded as a business combination pursuant to the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. As of September 30, 2009, while the Company has not yet completed the determination of all identifiable assets acquired and liabilities assumed, the Company’s consolidated balance sheet at September 30, 2009 reflects preliminary amounts. These preliminary amounts may be adjusted in subsequent quarters, during the measurement period, as the Company continues to evaluate the business and more accurately assign fair values to the acquired assets and liabilities assumed.
2. Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or GAAP, for complete financial statements. The Company’s unaudited consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or the 2008 10-K. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The Company has performed an evaluation of subsequent events through November 2, 2009, which is the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification, which is the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC reporting companies. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. All existing non-SEC accounting standards are superseded as described in the Codification. All other non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have a significant impact on the Company’s consolidated financial statements.

3. Long-Term Debt
Long-term debt consists of the following:

	As of
	September 30,	December 31,
	2009	2008
	(In millions)
Borrowings under senior secured credit facility	$295.8	$324.5
Capital leases	5.0	6.9
Other debt	9.1	20.2

Total	309.9	351.6
Less: current portion	12.4	15.1

Long-term portion	$297.5	$336.5

Interest expense was $1.6 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively, and $7.8 million and $15.3 million for the nine months ended September 30, 2009 and 2008, respectively.
On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the senior secured credit facility, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On September 30, 2009 and December 31, 2008, the weighted average interest rate for the senior secured credit facility was 1.61% and 3.04%, respectively.
The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2009, the Company was compliant with the debt covenants.
As of September 30, 2009, the Company is obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of September 30, 2009 and December 31, 2008, the amounts outstanding under the term loan were $145.8 million and $146.8 million, respectively.
During the first quarter of 2009, the Company borrowed an additional $19.0 million under the revolving credit facility and paid $14.7 million of the revolving credit facility. During the second quarter of 2009, the Company borrowed an additional $40.0 million under the revolving credit facility and paid $70.0 million of the revolving credit facility. During the third quarter of 2009, the Company borrowed an additional $80.0 million under the revolving credit facility and paid $82.0 million of the revolving credit facility. As of September 30, 2009 and December 31, 2008, the amounts outstanding under the revolving credit facility were $150.0 million and $177.7 million, respectively.
Through the course of conducting regular business operations, certain vendors and government agencies may require letters of credit to be issued. As of September 30, 2009 and December 31, 2008, the Company had an aggregate of $2.9 million and $2.8 million, respectively, of issued but undrawn letters of credit.
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

On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. No date has been set for trial. The Company believes that there is merit to its claims for relief and that it has meritorious defenses to the remaining counterclaim.
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
These matters may take several years to resolve. While the Company believes it has meritorious defenses, it cannot be sure of their ultimate resolution. Although the Company has reserved an amount that the Company believes represents the most likely outcome of the resolution of these disputes, if the Company is incorrect in the assessment the Company may have to record additional expenses.
5. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Net income	$57.9	$58.1	$147.7	$187.5
Unrealized gain/(loss) on derivative instruments	(2.4)	0.4	(1.7)	0.3
Foreign currency translation adjustment	3.8	(7.6)	3.3	(7.3)

Comprehensive income	$59.3	$50.9	$149.3	$180.5

6. Segment Information
The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB ASC Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers, in the Company’s Suzhou China facility, and in its recently acquired manufacturing facility located in Orange County and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors.
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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$136.8	$130.9	$390.0	$372.5
Mexico	68.3	91.6	193.9	288.0
Others	349.6	338.5	996.9	1,081.3

Total Primary Reporting Segment	554.7	561.0	1,580.8	1,741.8
China	45.5	41.2	112.9	104.5

Total Net Sales	$600.2	$602.2	$1,693.7	$1,846.3

Operating Margin(1):
Primary Reporting Segment
United States	$57.8	$57.2	$172.4	$157.9
Mexico	25.3	40.5	76.7	122.6
Others	151.5	151.2	433.3	484.7

Total Primary Reporting Segment	234.6	248.9	682.4	765.2
China (2)	39.2	36.4	97.8	90.5

Total Operating Margin	$273.8	$285.3	$780.2	$855.7

Selling, general and administrative expenses	196.0	196.8	568.2	584.3
Interest expense, net	1.0	3.4	4.1	10.4

Income before income taxes	76.8	85.1	207.9	261.0
Income taxes	18.9	27.0	60.2	73.5

Net Income	$57.9	$58.1	$147.7	$187.5

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(In millions)
Net sales by product line:
Weight Management	$382.2	$379.2	$1,075.2	$1,165.2
Targeted Nutrition	126.2	124.7	357.1	380.8
Energy, Sports and Fitness	26.2	27.6	71.8	78.1
Outer Nutrition	30.0	34.7	93.8	114.2
Literature, promotional and other(3)	35.6	36.0	95.8	108.0

Total Net Sales	$600.2	$602.2	$1,693.7	$1,846.3

Net sales by geographic region:
North America(4)	$140.9	$135.9	$402.3	$387.7
Mexico	68.3	91.6	193.9	288.0
South and Central America	93.0	94.4	253.7	299.0
EMEA(5)	123.3	135.4	373.2	453.3
Asia Pacific(6)	129.2	103.7	357.7	313.8
China	45.5	41.2	112.9	104.5

Total Net Sales	$600.2	$602.2	$1,693.7	$1,846.3

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Compensation to China sales employees is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(4)	Consists of the U.S., Canada and Jamaica.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of Asia (excluding China), New Zealand and Australia.

As of September 30, 2009 and December 31, 2008, total assets for the Company’s Primary Reporting Segment were $1,170.4 million and $1,074.3 million, respectively. Total assets for the China segment were $48.1 million and $47.0 million as of September 30, 2009 and December 31, 2008, respectively.
7. Stock Based Compensation
The Company has five stock-based compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in the 2008 10-K. During the nine months ended September 30, 2009, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2008 10-K. During the nine months ended September 30, 2009, the Company also granted other stock units and stock appreciation rights, subject to continued service, one-third of which vest on the third anniversary of the date of grant, one-third of which vest on the fourth anniversary of the date of grant, and the remaining one-third of which vest on the fifth anniversary of the date of grant.
For the three months ended September 30, 2009 and 2008, stock-based compensation expense amounted to $5.1 million and $5.2 million, respectively. For the nine months ended September 30, 2009 and 2008, stock-based compensation expense amounted to $15.3 million and $13.9 million, respectively. As of September 30, 2009, the total unrecognized compensation cost related to all non-vested stock awards was $36.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.
The following tables summarize the activity under all stock-based compensation plans for the nine months ended September 30, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & Stock Appreciation Rights	Shares	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2008	6,967	$26.32	6.2 years	$27.6
Granted	1,538	$14.34
Exercised	(177)	$10.28
Forfeited	(461)	$30.00

Outstanding at September 30, 2009	7,867	$24.12	6.04 years	$91.5

Exercisable at September 30, 2009	4,341	$19.61	4.77 years	$60.6

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)
Outstanding and nonvested at December 31, 2008	476.3	$43.41	$20.7
Granted	436.0	$14.60	6.4
Vested	(156.6)	$42.64	(6.6)
Cancelled	(52.9)	$36.48	(1.9)

Outstanding and nonvested at September 30, 2009	702.8	$26.55	$18.6

The weighted-average grant date fair value of stock awards granted during the three months ended September 30, 2009 and 2008 was $17.60 and $21.73, respectively. The weighted-average grant date fair value of stock awards granted during the nine months ended September 30, 2009 and 2008, was $6.37 and $21.96, respectively. The total intrinsic value of stock awards exercised during the three months ended September 30, 2009 and 2008, was $1.4 million and $4.6 million, respectively. The total intrinsic value of stock awards exercised during the nine months ended September 30, 2009 and 2008, was $3.2 million and $44.9 million, respectively.

8. Income Taxes
As of September 30, 2009, the total amount of unrecognized tax benefits, related interest and penalties was $41.0 million, $8.8 million and $3.4 million, respectively. During the nine months ended September 30, 2009, the Company recorded tax, interest and penalties related to uncertain tax positions of $4.1 million, $1.5 million and $0.1 million respectively. These amounts were netted against a reduction for the expiration of the statutes of limitations for tax of $4.1 million and interest of $1.2 million, which resulted in a year to date net increase of interest and penalties of $0.3 million and $0.1 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $41.0 million of unrecognized tax benefits, $8.8 million of interest and $3.4 million of penalties, would impact the effective tax rate.
During the nine months ended September 30, 2009, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during 2008 and 2009 and a concessionary tax rate in China for the remaining years included in the holiday period.
9. Derivative Instruments and Hedging Activities
On January 1, 2009, the Company adopted the new accounting standard that requires additional financial statement disclosures on derivative instruments as required by the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. This adoption did not have any financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures on derivative instruments. The Company has applied the requirements of this standard on a prospective basis. Accordingly, disclosures related to interim and annual periods prior to the date of adoption have not been presented.
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at September 30, 2009, the maximum length of time over which the Company is hedging these exposures is approximately four years.
Under its senior secured credit facility, the Company was obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into an interest rate swap agreement. The agreement provided for the Company to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount was scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007 throughout the term of the swap. The swap had been designated as a cash flow hedge against the variability in the LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. In September 2009, the interest swap expired and was consequently settled. As of September 30, 2009, there were no amounts remaining in other comprehensive income relating to this expired interest swap and the swap had no value. As of December 31, 2008, the Company recorded the interest rate swap as a liability at fair value of $1.0 million.
On June 26, 2009, the Company entered into an interest rate swap agreement, with an effective date of June 30, 2009, which expired on September 30, 2009. The swap notional amount was $20 million, where the Company paid three month LIBOR and received one month LIBOR plus 0.185%. As of September 30, 2009, the interest rate swap agreement expired and all outstanding amounts were settled. The Company had elected not to apply hedge accounting for the interest rate swap.
During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. The swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing the Company’s weighted average effective rate on the notional amounts at 4.28%. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of September 30, 2009, the hedge relationships qualified as effective hedges under the FASB ASC Topic 815, Derivatives and Hedging, or ASC Topic 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of September 30, 2009, the fair value of the interest rate swap agreements are based on third-party bank quotes and the Company recorded the interest rate swaps as a liability at fair value of $2.5 million.

Foreign Currency Instruments
The Company also designates certain derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. As of September 30, 2009, all of the Company’s outstanding foreign currency forward contracts have maturity dates of less than one year, with the majority maturing within 90 days. There were no foreign currency option contracts outstanding as of September 30, 2009. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of September 30, 2009.
The Company also purchases forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by ASC Topic 815 for these hedges. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. As of September 30, 2009, approximately $12.0 million of these contracts were outstanding and were expected to mature over the next three months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded in other comprehensive income (loss), and are recognized in cost of sales in the period which approximates the time the hedged inventory is sold. As of September 30, 2009 and December 31, 2008, the Company recorded a liability at fair value of $0.6 million and $0.1 million, respectively, relating to outstanding contracts. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2009, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2009.
Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2009:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Income (Loss)
	For The Three	For The Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$(0.6)	$0.1
Interest rate contracts	$(2.5)	$(2.5)
The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2009:

	Amount of Gain (Loss)
	Recognized in Income		Location of Gain
	For The Three Months	For The Nine Months	(Loss)
	Ended September 30, 2009	Ended September 30, 2009	Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts(1)	$(0.1)	$(0.1)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange contracts	$(1.9)	$(11.7)	Selling, general and administrative expenses

(1)
For foreign exchange contracts designated as hedging instruments, the $0.1 million loss recognized in income represents the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2009:

Location of Gain (Loss)
	Amount of Gain (Loss) Reclassified		Reclassified
	from Accumulated Other Comprehensive		from Accumulated Other
	Income (Loss) into Income		Comprehensive Income
	For The Three Months	For The Nine Months	(Loss) into Income
	Ended September 30, 2009	Ended September 30, 2009	(Effective Portion)
(In millions)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$0.5	$0.9	Cost of sales
Interest rate contracts	$(0.2)	$(1.0)	Interest expense, net
ASC Topic 815 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. See Note 13, Fair Value Measurements, for information on derivative fair values in the Company’s consolidated balance sheet as of September 30, 2009.
10. Restructuring Reserve
The Company recorded $0.7 million and $1.5 million of professional fees, severance and related costs for the three and nine months ended September 30, 2009, respectively, related to restructurings initiated in the fourth quarter of 2008. The Company recorded $0.1 million and $1.9 million of professional fees, severance and related costs for the three and nine months ended September 30, 2008, respectively, related to restructurings initiated in the fourth quarter of 2007. All such amounts were included in selling, general and administrative expenses. The Company’s restructuring program, initiated during the fourth quarter of 2008, is expected to be completed during 2009.
The following table summarizes the components of this reserve as of September 30, 2009:

		Retention
	Severance	Benefits	Others	Total
	(In millions)
Balance as of December 31, 2008	$3.3	$—	$—	$3.3
Charges	0.7	—	0.8	1.5
Cash payments	(3.8)	—	(0.8)	(4.6)

Balance as of September 30, 2009	$0.2	$—	$—	$0.2

11. Shareholders’ Equity
Dividends
On February 20, 2009, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the fourth quarter of 2008 that was paid to shareholders on March 17, 2009. On April 30, 2009, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the first quarter of 2009 that was paid to shareholders on June 5, 2009. On August 3, 2009, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million, for the second quarter of 2009 that was paid to shareholders on September 10, 2009.
The aggregate amount of dividends declared and paid during the three months ended September 30, 2009 and 2008 were $12.1 million and $12.8 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2009 and 2008, were $36.7 million and $38.4 million, respectively.
Share Repurchases
On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. During the quarter ended September 30, 2009, the Company repurchased 1.0 million of its common shares through open market purchases at an aggregate cost of approximately $32.5 million or an average cost of $32.49 per share. As of September 30, 2009, the approximate dollar value of shares that could be repurchased under the Company’s share repurchase program was approximately $267.5 million.

The aggregate purchase price of the common shares repurchased was reflected as a reduction to shareholder’s equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.
For certain restricted stock units granted and stock appreciation rights, pursuant to the Company’s stock-based compensation plans as discussed in Note 7, Stock Based Compensation, the number of shares issued on the vesting or exercise date is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Weighted average shares used in basic computations	61,234	63,594	61,467	64,062
Dilutive effect of exercise of equity grants outstanding	2,005	1,649	1,465	2,012
Dilutive effect of warrants	158	196	117	195

Weighted average shares used in diluted computations	63,397	65,439	63,049	66,269

Equity grants, such as stock options, stock appreciation rights, or stock units, of 2.8 million and 1.4 million were outstanding during the three months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. Equity grants, such as stock options, stock appreciation rights, or stock units, of 3.0 million and 1.4 million were outstanding during the nine months ended September 30, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.
13. Fair Value Measurements
The Company applies the provisions of the FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC Topic 820, for its financial and non-financial assets and liabilities. ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
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

The Company measures certain assets and liabilities at fair value consisting of derivative instruments. All derivative assets are recorded as prepaid expenses and other current assets, and all derivative liabilities are recorded as accrued expenses. Assets or liabilities that have recurring measurements are shown below:
Fair Value Measurements at Reporting Date Using

			Quoted Prices
			in Active	Significant
			Markets for	Other	Significant
			Identical	Observable	Unobservable
	Balance Sheet	September 30,	Assets/Liabilities	Inputs	Inputs
Description	Location	2009	(Level 1)	(Level 2)	(Level 3)
	(In millions)
Assets:
Derivatives not designated as cash flow hedging instruments:
Foreign currency forward contracts	Prepaid expenses and other current assets	$0.9	$—	$0.9	$—

Total assets		$0.9	$—	$0.9	$—

Liabilities:
Derivatives designated as cash flow hedging instruments:
Interest rate swap	Accrued expenses	$2.5	$—	$2.5	$—
Foreign currency forward contracts	Accrued expenses	0.6	—	0.6	—
Derivatives not designated as hedging instruments:
Foreign currency forward contracts	Accrued expenses	1.8	—	1.8	—

Total liabilities		$4.9	$—	$4.9	$—

14. Subsequent Event
Due to the current restrictions in obtaining U.S. dollars at the official currency exchange rate and in order to mitigate the Company’s currency exchange risk in Venezuela, the Company intends to exchange approximately 100 million bolivars of Herbalife Venezuela’s cash and cash equivalents through a legal parallel market exchange process during the fourth quarter of 2009. In October 2009, Herbalife Venezuela exchanged 66 million bolivars for $13 million at an average currency exchange rate of 5.3 Venezuelan bolivars per U.S. dollar through a legal parallel market exchange process. These 66 million bolivars were previously translated at the official currency exchange rate and were reported as $31 million in the Company’s consolidated balance sheet at September 30, 2009. In October 2009, Herbalife Venezuela began to repatriate exchanged U.S. dollars to settle certain of its intercompany payable balances, and any corresponding charges would be recorded in the fourth quarter of 2009 and in 2010.
On October 29, 2009, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the third quarter of 2009, payable on December 9, 2009 to shareholders of record on November 25, 2009.
The Company has performed an evaluation of subsequent events through November 2, 2009, which is the date the financial statements were issued.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.4 billion for the year ended December 31, 2008. As of September 30, 2009, we sold our products in 70 countries through a network of approximately 1.9 million independent distributors. In China, we sell our products through retail stores and an employed sales force. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 29-year operating history.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
	(Volume points in millions)
North America	207.6	202.8	2.4%	594.6	586.2	1.4%
Mexico	126.4	132.1	(4.3)%	371.0	433.0	(14.3)%
South & Central America	102.1	101.4	0.7%	302.7	331.5	(8.7)%
EMEA	109.4	116.2	(5.9)%	350.9	382.3	(8.2)%
Asia Pacific (excluding China)	148.2	108.9	36.1%	418.6	325.6	28.6%
China	32.3	30.2	7.0%	85.9	84.3	1.9%

Worldwide	726.0	691.6	5.0%	2,123.7	2,142.9	(0.9)%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	% Change	2009	2008	% Change
North America	10,569	11,723	(9.8)%	29,095	33,862	(14.1)%
Mexico	6,132	6,243	(1.8)%	16,799	21,810	(23.0)%
South & Central America	6,376	10,758	(40.7)%	22,212	36,666	(39.4)%
EMEA	5,222	6,052	(13.7)%	17,162	21,107	(18.7)%
Asia Pacific (excluding China)	13,262	10,532	25.9%	37,182	30,676	21.2%

Total New Supervisors	41,561	45,308	(8.3)%	122,450	144,121	(15.0)%
New China Sales Employees	6,479	7,283	(11.0)%	17,577	19,500	(9.9)%

Worldwide Total New Sales Leaders	48,040	52,591	(8.7)%	140,027	163,621	(14.4)%

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
Presentation
“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “net sales,” which reflect distribution allowances and handling and freight income, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with GAAP in the U.S. You should not consider retail sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

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
Summary Financial Results
Net sales for the three and nine months ended September 30, 2009 was $600.2 million and $1,693.7 million, respectively. Net sales decreased $2.0 million, or 0.3%, and $152.6 million, or 8.3%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decrease was primarily due to the unfavorable impact of currency fluctuations of $47.2 million and $192.4 million for the three and nine months ended September 30, 2009, respectively. In local currency, net sales for the three and nine months ended September 30, 2009 increased 7.5% and 2.2%, respectively, as compared to the same periods in 2008. For the three months ended September 30, 2009, net sales in some of our top countries including South Korea, Taiwan, Venezuela, U.S. and China increased 60.3%, 27.6%, 38.1%, 4.5% and 10.4%, respectively, as compared to the same period in 2008, while Mexico and Japan, decreased 25.5% and 8.9%, respectively, as compared to the same period in 2008. For the nine months ended September 30, 2009, net sales in Mexico, Japan, Venezuela and Brazil declined 32.7%, 25.9%, 8.4% and 2.8%, respectively, while net sales in Taiwan, South Korea, U.S., Malaysia and China increased 25.8%, 31.3%, 4.7%, 29.5% and 8.0%, respectively. In Mexico, the negative impact of the Value Added Tax, or VAT, that has been levied by the Mexican government on the import and resale of certain nutrition products, which we began collecting from our distributors during the third quarter of 2008 contributed to the decline in net sales and distributor and sales leader recruiting. In Japan, lower net sales were mainly due to decline in distributor recruiting. In Venezuela, price increases to address inflation and changes in non-resident distributor compensation to address currency controls imposed by the Venezuelan government contributed to the decline in net sales and new sales leaders for the period. The increase in net sales in other top markets was mainly due to successful conversions to daily consumption business models, branding activities and increased distributor recruiting.

Net income for the three and nine months ended September 30, 2009 was $57.9 million, or $0.91 per diluted share, and $147.7 million, or $2.34 per diluted share, respectively. Net income was flat for the three months ended September 30, 2009, as compared to the same period in 2008. Net income decreased $39.8 million or 21.2%, for the nine months ended September 30, 2009, respectively, as compared to the same period in 2008. The decrease was primarily driven by currency related revenue declines, higher cost of goods sold and higher depreciation expense, partially offset by lower professional fees, sales event costs, non-income tax expenses, travel and entertainment expenses, and lower interest expense.
Net income for the three and nine months ended September 30, 2009 included a $4.3 million and $3.2 million net favorable impact, respectively, from expiration of certain statute of limitations offset by a charge for an international income tax audit settlement. Net income for the three and nine months ended September 30, 2009 also included a $0.5 million and $0.9 million unfavorable after tax impact, respectively, in connection with our restructuring activities. Net income for the nine months ended September 30, 2008 included a $1.1 million unfavorable after tax impact related to our restructuring activities.
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
The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	22.0	19.4	21.1	19.6

Gross profit	78.0	80.6	78.9	80.4
Royalty overrides(1)	32.4	33.3	32.9	34.0
Selling, general and administrative expenses(1)	32.6	32.6	33.5	31.7

Operating income	13.0	14.7	12.5	14.7
Interest expense, net	0.2	0.6	0.2	0.6

Income before income taxes	12.8	14.1	12.3	14.1
Income taxes	3.1	4.5	3.6	4.0

Net income	9.7%	9.6%	8.7%	10.1%

(1)	Compensation to our China sales employees is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended September 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)
North America	$225.7	$(108.3)	$117.4	$23.5	$140.9	$218.9	$(104.5)	$114.4	$21.5	$135.9	3.7%
Mexico	112.6	(54.8)	57.8	10.5	68.3	150.9	(73.3)	77.6	14.0	91.6	(25.4)%
South & Central America	151.0	(71.9)	79.1	13.9	93.0	158.4	(77.6)	80.8	13.6	94.4	(1.5)%
EMEA	198.9	(95.8)	103.1	20.2	123.3	219.4	(106.3)	113.1	22.3	135.4	(8.9)%
Asia Pacific	208.8	(96.7)	112.1	17.1	129.2	170.7	(79.9)	90.8	12.9	103.7	24.6%
China	50.3	(4.8)	45.5	—	45.5	44.9	(3.7)	41.2	—	41.2	10.4%

Worldwide	$947.3	$(432.3)	$515.0	$85.2	$600.2	$963.2	$(445.3)	$517.9	$84.3	$602.2	(0.3)%

	Nine Months Ended September 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)
North America	$643.0	$(307.3)	$335.7	$66.6	$402.3	$621.8	$(296.6)	$325.2	$62.5	$387.7	3.8%
Mexico	319.7	(155.8)	163.9	30.0	193.9	478.3	(233.1)	245.2	42.8	288.0	(32.7)%
South & Central America	418.4	(201.6)	216.8	36.9	253.7	516.5	(257.5)	259.0	40.0	299.0	(15.2)%
EMEA	603.0	(290.7)	312.3	60.9	373.2	735.9	(355.7)	380.2	73.1	453.3	(17.7)%
Asia Pacific	584.5	(273.3)	311.2	46.5	357.7	517.6	(242.4)	275.2	38.6	313.8	14.0%
China	123.9	(11.0)	112.9	—	112.9	115.5	(11.0)	104.5	—	104.5	8.0%

Worldwide	$2,692.5	$(1,239.7)	$1,452.8	$240.9	$1,693.7	$2,985.6	$(1,396.3)	$1,589.3	$257.0	$1,846.3	(8.3)%

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
The factors described above have helped distributors increase their business, which in turn helps drive volume points in our business, and thus, net sales. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales reductions during the three and nine months ended September 30, 2009, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
We anticipate that our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. In addition, new ideas and Daily Method of Operations, or DMOs, are being generated in many of our regional markets and are globalized where applicable, through the combined efforts of distributors, country management or regional and corporate management. Examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America
The North America region reported net sales of $140.9 million and $402.3 million for the three and nine months ended September 30, 2009, respectively. Net sales increased $5.0 million, or 3.7%, and $14.6 million, or 3.8%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 3.8% and 4.2% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The overall increase in the region was a result of net sales growth in the U.S. of $5.8 million, or 4.5%, and $17.4 million, or 4.7%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.
We continue to see the success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the continued development of the Weight Loss Challenge DMO. We also implemented a 5% price increase in the U.S. in February 2009. In terms of volume, the mix of business in the U.S. was 68.6% in the Latin market and 31.4% in the General market for the three months ended September 30, 2009, and 66.9% and 33.1%, respectively, for the nine months ended September 30, 2009.
In July 2009, the region hosted a series of Leadership Development Weekends, or LDWs which focus on providing detailed training to qualifying supervisors. These LDWs were held in twelve cities in the U.S., three in Canada, and one in Jamaica. In total, over 11,000 supervisors attended the LDW events.
In September 2009, the U.S. Latin market hosted a Recruiting tour, Gira de Regalia, in eight cities . In total, over 1,300 leaders attended the tour.
New supervisors in the region decreased 9.8% and 14.1% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Total supervisors in the region decreased 4.5% as of September 30, 2009 compared to prior year. New supervisors in the U.S. decreased 9.3% and 13.8% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.
We believe the fiscal year 2009 net sales in North America should increase year over year primarily as a result of the successful transformation of our distributor business focus to a daily consumption model as well as a 5% price increase which was instituted in the U.S. during February 2009.
Mexico
Net sales in Mexico were $68.3 million and $193.9 million for the three and nine months ended September 30, 2009, respectively. Net sales for the three and nine months ended September 30, 2009, decreased $23.3 million, or 25.4%, and $94.1 million, or 32.7%, respectively, as compared to the same periods in 2008. In local currency, net sales for the three and nine months ended September 30, 2009 decreased by 4.2% and 12.7%, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $19.5 million and $57.4 million on net sales for the three and nine months ended September 30, 2009, respectively.
During the third quarter of 2008 we began collecting a VAT from our distributors that has been levied by the Mexican government on the import and resale of certain nutrition products. Distributors previously paid 0% VAT on purchases of most of our nutrition products. For both the three and nine months ended September 30, 2009, this VAT increase affected approximately 60% of our sales volume in the region and because Nutrition Clubs are the predominant DMO in Mexico, and are retail price-sensitive, the VAT increase has caused our volumes to decline. The VAT increase has continued to impact our local currency sales, however, the third quarter 2009 year-over-year rate of decline in local currency slowed sharply compared to the first and the second quarters year-over-year rate of decline. In October 2009, we introduced several re-formulated nutrition products which are not subject to the VAT charge. Given that these re-formulated products can now be sold in Mexico without the VAT charge, we will be monitoring sales to see if this creates a positive boost for our Nutrition Club business.
New supervisors in Mexico decreased 1.8% and 23.0% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Total supervisors in Mexico decreased 16.0% as of September 30, 2009 compared to prior year.

In September 2009, Mexico hosted an Extravaganza with over 14,600 attendees.
We believe the fiscal year 2009 net sales in Mexico should decrease year over year reflecting lower volumes due to the VAT charge coupled with assumed unfavorable currency fluctuations.
South and Central America
The South and Central America region reported net sales of $93.0 million and $253.7 million for the three and nine months ended September 30, 2009, respectively. Net sales decreased $1.4 million or 1.5%, and $45.3 million or 15.2%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 5.7% and decreased 4.8% for the three and nine months ended September 30, 2009, respectively as compared to the same periods in 2008. The fluctuation of foreign currency rates had a $6.7 million and $31.0 million unfavorable impact on net sales for the three and nine months ended September 30, 2009, respectively. The increase in local currency net sales in the region for the three month period ending September 30, 2009 was attributable to sales growth in several key markets including Brazil, Venezuela, and Colombia as well as sales in Ecuador which was opened in the fourth quarter of 2008. Offsetting these increases were sales declines in Peru, Argentina, Bolivia, Chile, and the Central American markets.
In Brazil, the region’s largest market, net sales increased $1.5 million, or 3.5%, and decreased $3.2 million, or 2.8%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 16.2% and 19.0% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increase in local currency net sales was primarily a result of distributors successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Club and other daily consumption based DMOs. The fluctuation of foreign currency rates had a $5.5 million and $25.6 million unfavorable impact on net sales for the three and nine months ended September 30, 2009, respectively.
Venezuela, the region’s second largest market, experienced a net sales increase of $6.0 million, or 38.1%, and a decline of $5.5 million, or 8.4%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increase in sales for the three months period ending September 30, 2009 compared to 2008 primarily reflected lower sales in the prior year due to the cumulative effect from price increases of 20% and 25% in January and May 2008, respectively. In October 2008, we instituted changes in non-resident distributor compensation to address currency controls imposed by the Venezuelan government. Also, in June 2009 we instituted a 10% price increase along with further changes in non-resident distributor compensation to adjust for inflation and currency issues. Sales increased sequentially from the second to the third quarter of 2009 by 4.5%. We expect to make ongoing changes, as necessary, in pricing in Venezuela to mitigate the impact of inflation and currency restrictions.
New supervisors in the region decreased 40.7% and 39.4% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decrease was driven by several markets including Argentina which decreased 68.7% and 77.9% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008; Peru, which decreased 64.8% and 62.1%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008; and Bolivia, which decreased 74.7% and 67.5%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Total supervisors in the region decreased 11.8% as of September 30, 2009 compared to prior year. We believe these decreases reflect current economic conditions coupled with the transition, in several markets, to DMOs which focus on daily consumption.
We believe the fiscal year 2009 net sales in South and Central America should show a decline year over year primarily due to challenging volume comparisons in Venezuela, Argentina and Peru and assumed unfavorable currency fluctuations partially offset by the success of daily consumption DMOs, primarily in Brazil, as well as product price increases.
EMEA
The EMEA region reported net sales of $123.3 million and $373.2 million for the three and nine months ended September 30, 2009, respectively. Net sales decreased $12.1 million, or 8.9%, and $80.1 million, or 17.7%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales decreased 1.2% and 5.1% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $10.4 million and $57.0 million, for the three and nine months ended September 30, 2009, respectively.

Among the largest markets in the region, Italy, France and Spain, net sales increased 5.6%, and decreased 25.6% and 13.6%, respectively, for the three months ended September 30, 2009, as compared to the same period in 2008. For the nine months ended September 30, 2009, Italy, France and Spain net sales decreased 1.4%, 26.4% and 37.2%, respectively, as compared to the same period in 2008. In local currency, Italy reported a net sales increase of 11.2% while France and Spain reported net sales decreases of 22.1% and 9.0%, respectively, for the three months ended September 30, 2009, as compared to the same period in 2008. For the nine months ended September 30, 2009, in local currency, Italy reported a net sales increase of 10.0% while France and Spain reported net sales decreases of 17.8% and 30.1%, as compared to the same period in 2008.
In Spain, we are beginning to see a lessening impact from the negative media reports in April 2008 relating to the Spanish Ministry of Health alert regarding Herbalife products. This alert was withdrawn in April 2009 requiring no action by the Company. In Russia, net sales decreased by 16.0% and 18.1% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, however, net sales increased by 8.4% and 11.2% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increase in local currency net sales was primarily driven by the adoption of the Office Club concept where all DMOs are carried out from a combined Office and Commercial Nutrition Club location. Another positive catalyst was a new supervisor qualification method, which was tested in Russia and is being rolled out globally in October 2009. Net sales in the Netherlands decreased 5.2% and 11.5% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, however, net sales decreased only 0.5% and 1.4% for the three and nine months ended September 30, 2009, respectively, compared to the prior year periods reflecting a re-activated distributor base that is utilizing the Wellness Evaluation and Healthy Breakfast DMOs. Portugal local currency net sales declined 31.6% and 46.1% for the three and nine months ended September 30, 2009, respectively, as it continues to transition towards a daily consumption model.
For the three and nine months ended September 30, 2009, new supervisors for the region decreased 13.7% and 18.7%, respectively. For the three months ended September 30, 2009, the most significant decreases occurred in Russia, Portugal, France, and the Commonwealth Independent States of Russia, or CIS countries, of 29.8%, 44.8%, 49.7% and 38.8%, respectively. These declines were partially offset by increases in Italy, Czech Republic, and Turkey where new supervisors increased 12.7%, 95.1%, and 43.6%, respectively. For the nine months ended September 30, 2009, the most significant decreases in new supervisors occurred in Spain, Portugal, and the CIS countries of 55.3%, 70.0% and 42.2%, respectively. These declines were partially offset by increases in Italy, Czech Republic, and Turkey, where new supervisors increased 12.7%, 76.8% and 20.7%, respectively. Total supervisors in the region decreased 11.5% as of September 30, 2009 compared to the prior year.
In July, EMEA held 3 regional Extravaganzas in Russia, Italy, and Czech Republic with approximate attendance of 2,400, 7,600, and 7,800, respectively.
We believe fiscal year 2009 net sales in EMEA should show a decrease year over year due primarily to assumed unfavorable currency fluctuations and soft volume point trends.
Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $129.2 million and $357.7 million for the three and nine months ended September 30, 2009, respectively. Net sales increased $25.5 million, or 24.6%, and $43.9 million, or 14.0%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 34.6% and 29.1% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $10.4 million and $47.4 million on net sales for the three and nine months ended September 30, 2009, respectively. The increase in net sales in Asia Pacific for the three and nine months ended September 30, 2009, was primarily attributable to net sales increases in three of our largest markets in the region, Taiwan, South Korea and Malaysia, partially offset by a decrease in Japan.
Net sales in Taiwan, our largest market in the region, increased $8.9 million, or 27.6%, and $24.6 million, or 25.8%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 33.9% and 35.2% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, continues to be a positive catalyst for growth in this country. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.0 million and $9.0 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.

Net sales in South Korea, our second largest market in the region, increased $12.6 million, or 60.3%, and $17.9 million, or 31.3%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 86.7% and 66.6% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increase in local currency net sales for the three and nine months ended September 30, 2009 was primarily driven by the adoption of the Nutrition Club DMO, in the form of Commercial Clubs along with the Premium Herbalife Opportunity Meeting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $5.5 million and $20.3 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.
Net sales in Malaysia, our third largest market in the region, increased $1.3 million, or 12.1%, and $8.7 million or 29.5%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 18.3% and 42.3% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.7 million and $3.8 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.
Net sales in Japan, our fourth largest market in the region, decreased $1.2 million, or 8.9%, and $13.5 million, or 25.9%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales decreased 3.9% and 17.4% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The decrease in local currency net sales for the three and nine months ended September 30, 2009, was driven by a continuing decline in distributor recruiting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.7 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.
Net sales in India increased $3.6 million, or 108.1%, and $8.1 million, or 86.0%, for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. In local currency, net sales increased 130.3% and 117.6% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The increase in local currency net sales for the three and nine months ended September 30, 2009, was driven by the adoption of the Nutrition Club DMO. The number of clubs at September 30, 2009 was 441 compared to 330 and 142 at June 30, 2009 and March 31, 2009, respectively. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.7 million and $3.0 million for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008.
In September, Taiwan hosted an Asia-Pacific regional University with attendance of approximately 11,000 distributors.
New supervisors in the region increased 25.9% and 21.2% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. New supervisors for India, Korea and Taiwan increased 124.0%, 70.6% and 18.4%, respectively, for the three months ended September 30, 2009, and increased 112.8%, 57.9% and 17.7%, respectively, for the nine months ended September 30, 2009. These increases were offset by declines in Japan and Philippines of 29.9% and 30.0%, respectively, for the three months ended September 30, 2009 and declines in Japan and Australia of 61.5% and 31.5%, respectively, for the nine months ended September 30, 2009. Total supervisors in the region increased 11.2% as of September 30, 2009 compared to prior year.
We believe the fiscal year 2009 net sales in Asia Pacific should increase year over year as projected volume increases, including the anticipated opening of our operations in Vietnam during the fourth quarter of 2009, which will be partially offset by assumed unfavorable foreign currency fluctuations.
China
Net sales in China were $45.5 million and $112.9 million for the three and nine months ended September 30, 2009, respectively. Net sales increased $4.3 million, or 10.4%, and $8.4 million, or 8.0%, for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. In local currency, net sales increased 10.3% and 6.1% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. The fluctuation of foreign currency rates had a favorable impact of $0.1 million and $2.0 million on net sales for the three and nine months ended September 30, 2009, respectively.
The current focus in China is to expand the Nutrition Club DMO to enhance the retail focus and thereby increase the emphasis on daily consumption methods of operation. As experienced in other markets, such as Taiwan, which have gone through a similar transition, China has been experiencing a slow-down in sales growth as service providers begin to build their nutrition club business. We believe that the nutrition club concept is starting to gain traction as witnessed by the growth in clubs in just the first half of this year. While we believe the nutrition club DMO has tremendous potential to expand throughout China and achieve success similar to Taiwan and South Korea, we also realize that the process is still in its early development stage and will most likely build gradually over the next few years.

In early July 2009, China’s Ministry of Commerce granted five additional licenses for us to conduct direct-selling business in the provinces of Fujian, Shan’Xi, Sichuan, Hubei, and Shanghai. All licenses became effective immediately, except Shanghai, which will be activated after we open our service outlets. Additionally, our license for Beijing, which was granted in July 2008 with the same condition as noted above for Shanghai, is now active. We received our first direct-selling license in China in March 2007 for the cities of Suzhou and Nanjing in the Jiangsu province. An additional license was granted in July of the same year to conduct business throughout the entire Jiangsu province. In July 2008, we received five additional licenses for the provinces of Beijing, Guangdong, Shandong, Zhejiang and Guizhou. The 11 provinces in which we now have direct-selling licenses represent an addressable population of approximately 599 million. As of September 30, 2009, we are operating 77 retail stores in 30 provinces in China.
New sales employees in China decreased 11.0% and 9.9% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Total sales employees in China increased 6.3% as of September 30, 2009 compared to prior year.
We believe the fiscal year 2009 net sales in China should increase year over year, primarily as a result of improved store productivity and continued expansion of nutrition clubs. We also expect to apply for additional direct selling provincial licenses during the fourth quarter of 2009.
Sales by Product Category

	Three Months Ended September 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)
Weight Management	$620.2	$(293.9)	$326.3	$55.9	$382.2	$625.3	$(300.9)	$324.4	$54.8	$379.2	0.8%
Targeted Nutrition	205.1	(97.2)	107.9	18.3	126.2	205.9	(99.1)	106.8	17.9	124.7	1.2%
Energy, Sports and Fitness	42.6	(20.2)	22.4	3.8	26.2	45.5	(21.9)	23.6	4.0	27.6	(5.1)%
Outer Nutrition	48.6	(23.0)	25.6	4.4	30.0	57.2	(27.5)	29.7	5.0	34.7	(13.5)%
Literature, Promotional and Other	30.8	2.0	32.8	2.8	35.6	29.3	4.1	33.4	2.6	36.0	(1.1)%

Total	$947.3	$(432.3)	$515.0	$85.2	$600.2	$963.2	$(445.3)	$517.9	$84.3	$602.2	(0.3)%

	Nine Months Ended September 30,
	2009					2008
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)
Weight Management	$1,755.9	$(837.9)	$918.0	$157.2	$1,075.2	$1,940.7	$(942.6)	$998.1	$167.1	$1,165.2	(7.7)%
Targeted Nutrition	583.4	(278.4)	305.0	52.1	357.1	634.5	(308.2)	326.3	54.5	380.8	(6.2)%
Energy, Sports and Fitness	117.3	(56.0)	61.3	10.5	71.8	130.0	(63.1)	66.9	11.2	78.1	(8.1)%
Outer Nutrition	153.2	(73.1)	80.1	13.7	93.8	190.2	(92.4)	97.8	16.4	114.2	(17.9)%
Literature, Promotional and Other	82.7	5.7	88.4	7.4	95.8	90.2	10.0	100.2	7.8	108.0	(11.3)%

Total	$2,692.5	$(1,239.7)	$1,452.8	$240.9	$1,693.7	$2,985.6	$(1,396.3)	$1,589.3	$257.0	$1,846.3	(8.3)%

Net sales for Weight Management and Targeted Nutrition products were relatively flat and other product categories decreased for the three months ended September 30, 2009 while all product categories decreased for the nine months ended September 30, 2009, as compared to the same periods in 2008, mainly due to the factors described in the discussions of the individual geographic regions above.
Gross Profit
Gross profit was $468.4 million and $1,337.1 million for the three and nine months ended September 30, 2009, respectively, as compared to $485.6 million and $1,484.0 million for the same periods in 2008. As a percentage of net sales, gross profit for the three and nine months ended September 30, 2009 decreased to 78.0% and 78.9%, respectively, as compared to 80.6% and 80.4% for the same periods in 2008. The decrease was primarily due to the unfavorable impact from currency fluctuations, changes in country mix, and the unfavorable impact during the third quarter of 2009 to recognize the incremental U.S. dollar cost of importing finished goods into Venezuela of $6.2 million at the unfavorable currency rate in place in the parallel market rather than the official currency exchange rate. Unless the official currency exchange rate in Venezuela becomes readily available, we expect to continue to incur similar incremental expenses in future periods as we continue to import finished goods into Venezuela. We believe that we have the ability to mitigate some of these cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides
Royalty overrides as a percentage of net sales was 32.4% and 32.9% for the three and nine months ended September 30, 2009, respectively, as compared to 33.3% and 34.0% for the same periods in 2008. The decrease for the three and nine months ended September 30, 2009, was primarily due to changes in country mix and the increase in net sales in China where compensation to our full-time employee sales representatives is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. We anticipate fluctuations in royalty overrides as a percent of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales was 32.6% and 33.5% for the three and nine months ended September 30, 2009, as compared to 32.6% and 31.7% for the same periods in 2008.
For the three and nine months ended September 30, 2009, selling, general and administrative expenses decreased $0.8 million and $16.1 million to $196.0 million and $568.2 million, respectively, compared to the same periods in 2008. The decrease for the three months ended September 30, 2009 included $4.5 million in lower professional fees; $1.1 million in lower bad debt expense; $1.1 million lower foreign exchange losses and $1.0 million in lower occupancy costs. These decreases were partially offset by $3.6 million in higher salaries and benefits related to China sales employees and $3.4 million in higher depreciation and amortization expenses, related mostly to the development of our technology infrastructure and the expansion and relocation of certain operations to new facilities. The decrease for the nine months ended September 30, 2009 included $6.5 million in lower professional fees; $5.5 million in lower distributor sales events costs due to timing and location; $4.1 million in lower non-income tax expenses; $2.5 million in lower travel and entertainment expenses; $2.0 million in lower bad debt expense and $1.5 million in lower occupancy costs. These were partially offset by $10.9 million in higher depreciation and amortization expenses, related to development of technology infrastructure and relocation of certain operations, as noted above.
We expect 2009 selling, general and administrative expenses to increase slightly in absolute dollars over 2008 levels reflecting higher China sales employee costs, increased depreciation, primarily related to our global Oracle implementation, and various sales growth initiatives, including distributor promotions. As a result of these factors, selling, general and administrative expenses as a percentage of net sales is expected to be above 2008 levels. Excluding China sales employee costs, we also expect selling, general and administrative expenses as a percentage of net sales to be higher than 2008 levels primarily due to unfavorable foreign currency fluctuations.
Net Interest Expense
Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Net Interest Expense	2009	2008	2009	2008
	(Dollars in millions)
Interest expense	1.6	4.9	7.8	15.3
Interest income	(0.6)	(1.5)	(3.7)	(4.9)

Net interest expense	$1.0	$3.4	$4.1	$10.4

The decrease in interest expense for the three and nine months ended September 30, 2009 as compared to the same periods in 2008 was primarily due to lower interest rates in 2009 as compared to 2008. See “Liquidity and Capital Resources” below for further discussion on our senior secured credit facility.
Income Taxes
Income taxes were $18.9 million and $60.2 million for the three and nine months ended September 30, 2009, as compared to $27.0 million and $73.5 million for the same period in 2008. As a percentage of pre-tax income, the effective income tax rate was 24.6% and 28.9% for the three and nine months ended September 30, 2009, as compared to 31.7% and 28.2% for the same periods in 2008. The decrease in the effective tax rate for the three and nine months ended September 30, 2009, as compared to the same period in 2008, was primarily due a change in the operating effective rate reflecting changes in the country mix and a non-cash benefit of $4.9 million due to the expiration of certain statute of limitations.

Restructuring Costs
As part of our restructuring initiatives, we recorded $0.7 million and $0.1 million of professional fees, severance and related costs for the three months ended September 30, 2009 and 2008, respectively. We recorded $1.5 million and $1.9 million of professional fees, severance and related costs for the nine months ended September 30, 2009 and 2008, respectively. All such amounts were included in selling, general and administrative expenses.
Subsequent Event
Due to the current restrictions in obtaining U.S. dollars at the official currency exchange rate and in order to mitigate our currency exchange risk in Venezuela, we intend to exchange approximately 100 million bolivars of Herbalife Venezuela’s cash and cash equivalents through a legal parallel market exchange process during the fourth quarter of 2009. In October 2009, Herbalife Venezuela exchanged 66 million bolivars for $13 million at an average currency exchange rate of 5.3 Venezuelan bolivars per U.S. dollar through a legal parallel market exchange process. These 66 million bolivars were previously translated at the official currency exchange rate and were reported as $31 million in our consolidated balance sheet at September 30, 2009. In October 2009, Herbalife Venezuela began to repatriate exchanged U.S. dollars to settle certain of its intercompany payable balances, and any corresponding charges would be recorded in the fourth quarter of 2009 and in 2010.
On October 29, 2009, our board of directors authorized a $0.20 per common share cash dividend for the third quarter of 2009, payable on December 9, 2009 to shareholders of record on November 25, 2009.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material restrictions on the ability to transfer and remit funds among our international affiliated companies. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over the recent years, which together, since the inception of the original share repurchase and dividend program that was first initiated during 2007, amounted to approximately $665.0 million, therefore limiting the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $100.0 million of undrawn capacity as of September 30, 2009, and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.
For the nine months ended September 30, 2009, we generated $227.3 million of operating cash flow, as compared to $201.6 million for the same period in 2008. The increase in cash generated from operations was primarily due to the increase in non-cash items included in net income for the nine months ended September 30, 2009, as compared to the same period in 2008, and the favorable change in operating assets and liabilities for the nine months ended September 30, 2009, compared to the same period in 2008. This was partially offset by lower operating income for the nine months ended September 30, 2009, compared to the same period in 2008.
Capital expenditures, including capital leases, for the nine months ended September 30, 2009, were $42.1 million as compared to $82.4 million for the same period in 2008. The majority of these expenditures represented investments in management information systems, primarily the global roll-out of Oracle, the development of our distributor internet initiatives, and the expansion of our facilities domestically and internationally. The decrease from 2008 primarily reflects less Oracle spending in 2009 as the roll-out project was completed during the third quarter of 2009. We expect to incur total capital expenditures of approximately $65.0 million for the full year of 2009.

We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. In September 2007, we amended our senior secured credit facility, increasing the revolving credit facility by $150.0 million to $250.0 million to fund the increase in our share repurchase program discussed below. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. The senior secured credit facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. During the first quarter of 2009, we borrowed an additional $19.0 million under the revolving credit facility and paid $14.7 million of the revolving credit facility. During the second quarter of 2009, we borrowed an additional $40.0 million under the revolving credit facility and paid $70.0 million of the revolving credit facility. During the third quarter of 2009, we borrowed an additional $80.0 million under the revolving credit facility and paid $82.0 million of the revolving credit facility.
The following summarizes our contractual obligations including interest at September 30, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2014 &
	Total	2009	2010	2011	2012	2013	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility	$311.7	$1.6	$6.3	$6.3	$155.3	$142.2	$—
Capital leases	5.4	0.9	1.8	1.7	1.0	—	—
Operating leases	139.6	9.1	31.1	22.5	18.5	15.7	42.7
Other	21.5	0.2	15.6	5.7	—	—	—

Total	$478.2	$11.8	$54.8	$36.2	$174.8	$157.9	$42.7

Off Balance Sheet Arrangements
At September 30, 2009 and December 31, 2008, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Share Repurchases
On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, our board of directors authorized a new program for us to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management. During the quarter ended September 30, 2009, we repurchased 1.0 million of our common shares through open market purchases at an aggregate cost of approximately $32.5 million or an average cost of $32.49 per share. As of September 30, 2009, the approximate dollar value of shares that could be purchased under our share repurchase program was approximately $267.5 million.
Dividends
During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. On February 20, 2009, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the fourth quarter of 2008 that was paid to shareholders on March 17, 2009. On April 30, 2009, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.3 million, for the first quarter of 2009 that was paid to shareholders on June 5, 2009. On August 3, 2009, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million, for the second quarter of 2009 that was paid to shareholders on September 10, 2009.
Working Capital and Operating Activities
As of September 30, 2009 and December 31, 2008, we had positive working capital of $133.2 million and $82.9 million, respectively. Cash and cash equivalents were $215.4 million at September 30, 2009, compared to $150.8 million at December 31, 2008.
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
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. Unless official foreign exchange is made more readily available, the results of Herbalife Venezuela’s operations could be negatively impacted as it may obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate.
At September 30, 2009, Herbalife Venezuela had cash balances of approximately $57.8 million, primarily denominated in bolivars, translated at the official exchange rate. We continue to evaluate the political and economic environment in Venezuela and any potential changes which may affect our operations. We have made appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. The application and approval processes have been intermittently delayed in recent periods, and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. It is management’s intent, commencing in the fourth quarter of 2009, to begin repatriating excess cash on a regular basis. If CADIVI does not approve further exchanges at the official exchange rate, Herbalife Venezuela could use a legal parallel exchange process to repatriate U.S. dollars. However, the parallel exchange rate was approximately 61% less favorable than the official exchange rate as of September 30, 2009. This could result in our Company having fewer U.S. dollars than currently reported as cash and cash equivalents and may result in a material charge to operating profit. From time to time, we have recognized charges to operating income in connection with the exchange of bolivars to U.S. dollars at rates, which were unfavorable to the official exchange rate. Herbalife Venezuela’s net sales represented less than 4% of consolidated worldwide net sales for the nine months ended September 30, 2009.
Inflation in Venezuela has continued to increase over the past few years and it is expected that Venezuela will be designated as a highly inflationary economy by January 1, 2010 based on the historical and forecasted rates of inflation and absent any unexpected reversals in the inflation trends. Using the blended National Consumer Price Index and Consumer Price Index rate for the three-year period ending September 30, 2009, Venezuela would not be considered highly inflationary as the current three-year cumulative inflation rate of approximately 97% is less than 100% as of September 30, 2009. When an economy is determined to be highly inflationary, ASC Topic 830, Foreign Currency Matters, requires the financial statements of a foreign entity to be remeasured as if the functional currency were the reporting currency. Accordingly, gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy or there is a devaluation of the official rate, there could be a significant impact on our earnings.
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
On April 16, 2007, we filed a Complaint in the United States District Court for the Central District of California against certain former distributors who had left us to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of our trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that we had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for us on all of defendants’ claims except the claim that we are an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on our claims for misappropriation of trade secrets and breach of contract. No date has been set for trial. We believe that there is merit to our claims for relief and have meritorious defenses to the remaining counterclaim.

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
We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under FASB ASC Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our recently acquired manufacturing facility located in Orange County, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 70 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.
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
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.5% of retail sales for the three and nine months ended September 30, 2009, and 0.8% of retail sales for the three and nine months ended September 30, 2008.
We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $10.2 million and $11.6 million as of September 30, 2009 and December 31, 2008, respectively.
In accordance with the FASB ASC Topic 360, Property, Plant and Equipment, property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations, or ASC Topic 805. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of September 30, 2009 and December 31, 2008, we had goodwill of approximately $115.4 million and $110.7 million, respectively, and marketing franchise of approximately $310.0 million at September 30, 2009, and December 31, 2008. The goodwill increase during fiscal year 2009, relates to our August 2009 purchase of certain assets of Micelle Laboratories, Inc., an Orange County, California contract manufacturer of food and nutritional supplements. The acquisition was recorded pursuant to ASC Topic 805, and the amounts recorded are preliminary as of September 30, 2009. These amounts may be adjusted in subsequent quarters during the measurement period as we continue to evaluate the business and more accurately assign fair values. No marketing related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2009 and 2008.
Contingencies are accounted for in accordance with the FASB ASC Topic 450, Contingencies, or ASC Topic 450. ASC Topic 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.
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
We account for stock-based compensation in accordance with the FASB ASC Topic 718, Compensation-Stock Compensation, or ASC Topic 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of our common shares and, due to the limited period of public trading data for our common shares, it is also validated against the volatility of a company peer group. The expected life of awards is based on the simple average of the average vesting period and the life of the award. As stock-based compensation expense recognized in the Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.
We account for uncertain tax positions in accordance with the FASB ASC Topic 740, Income Taxes, or ASC Topic 740 which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

Recently Adopted Accounting Pronouncements
In June 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification, which is the single source of authoritative nongovernmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC reporting companies. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. All existing non-SEC accounting standards are superseded as described in the Codification. All other non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have a significant impact on our consolidated financial statements.

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
We have adopted ASC Topic 815 which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the statement of operations when the hedged item affects earnings. ASC Topic 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.
A discussion of our primary market risk exposures and derivatives is presented below.
Foreign Exchange Risk
We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow fluctuations associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the recent significant volatility in the foreign exchange market, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange market and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.
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
We also purchase forward contracts in order to hedge forecasted inventory purchases that are designated as cash-flow hedges and are subject to foreign currency exposures. We have elected to apply the hedge accounting rules as required by ASC Topic 815, for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of September 30, 2009, approximately $12 million of these contracts were outstanding and are expected to mature over the next three months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. These forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of forward contracts, excluding forward points, designated as cash-flow hedges are recorded in other comprehensive income (loss), and are recognized in cost of sales in the period which approximates the time the hedged inventory is sold. As of September 30, 2009, we recorded a liability at fair value of $0.6 million.

As of September 30, 2009, all of our foreign exchange forward contracts had a maturity of less than one year, with the majority expiring within 90 days. As of September 30, 2009, there were no outstanding foreign exchange option contracts.
The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At September 30, 2009
Buy EUR sell MXN	19.16	$31.5	$1.2
Buy JPN sell USD	92.84	$17.0	$0.6
Buy USD sell EUR	1.41	$62.8	$(2.5)
Buy CLP sell USD	541.04	$2.6	$—
Buy USD sell CLP	544.25	$5.3	$—
Buy HKD sell USD	7.74	$3.5	$—
Buy JPY sell EUR	131.87	$2.2	$—
Buy EUR sell JPY	132.72	$5.5	$(0.1)
Buy USD sell BRL	1.90	$7.4	$(0.5)
Buy USD sell ZAR	7.71	$4.5	$(0.1)
Buy ZAR sell USD	7.51	$2.7	$—
Buy USD sell PHP	48.14	$5.9	$(0.1)
Buy USD sell KRW	1,220.83	$3.4	$(0.1)
Buy USD sell INR	48.60	$2.9	$(0.1)
Buy USD sell COP	2,018.25	$3.8	$(0.2)
Buy EUR sell USD	1.45	$46.4	$0.5
Buy EUR sell HKD	11.04	$2.8	$0.1
Buy MXN sell USD	13.40	$4.1	$(0.1)
Buy SEK sell EUR	10.29	$2.2	$—
Buy GBP sell USD	1.63	$4.1	$(0.1)
Buy USD sell RUB	32.46	$0.6	$—
Buy USD sell JPN	90.20	$7.5	$—

Total forward contracts		$228.7	$(1.5)

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2009 and December 31, 2008, the total amount of our foreign subsidiary cash was $208.2 million and $142.0 million, respectively, of which $6.6 million and $9.7 million, respectively, was invested in U.S. dollars.
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. We have made appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. The application and approval processes have been intermittently delayed in recent periods, and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. If CADIVI does not approve further exchanges at the official exchange rate, Herbalife Venezuela could use a legal parallel exchange process to repatriate U.S. dollars. However, the parallel exchange rate was approximately 61% less favorable than the official exchange rate as of September 30, 2009. This could result in our Company having fewer U.S. dollars than currently reported as cash and cash equivalents and may result in a material charge to operating profit.
Interest Rate Risk
As of September 30, 2009, the aggregate annual maturities of our senior secured credit facility entered into in July 2006, as amended, were: 2009-$0.4 million; 2010-$1.5 million; 2011-$1.5 million; 2012-$151.5 million and 2013-$140.9 million. The fair value of our senior secured credit facility approximates its carrying value of $295.8 million as of September 30, 2009 and $324.5 million as of December 31, 2008. Our senior secured credit facility bears a variable interest rate, and on September 30, 2009 and December 31, 2008, the weighted average interest rate was 1.61% and 3.04%, respectively.
Under our senior secured credit facility, we were obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, we entered into an interest rate swap agreement. This agreement provided for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount was scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007 throughout the term of the swap. The swap had been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2008, the swap notional amount was $40.0 million. As of September 30, 2009, the swap expired and was consequently settled. As of December 31, 2008, we recorded the interest rate swap as a liability at fair value of $1.0 million with the offsetting amounts recorded in other comprehensive income.

On June 26, 2009, we entered into an interest rate swap agreement, with an effective date of June 30, 2009, which expired on September 30, 2009. The swap notional amount was $20 million, where we paid three month LIBOR and received one month LIBOR plus 0.185%. As of September 30, 2009, the interest rate swap agreement expired and all outstanding amounts were settled. We had elected not to apply hedge accounting for this interest rate swap.
During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. The swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing our weighted average effective rate on the notional amounts at 4.28%. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of September 30, 2009 the hedge relationships qualified as effective hedges under the ASC Topic 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of September 30, 2009, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $2.5 million.

Item 4.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•	third party legal challenges to our network marketing program;
•	risks associated with operating internationally, including foreign exchange and devaluation risks;
•	our dependence on increased penetration of existing markets;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance on our management team;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•	taxation relating to our distributors;
•	product liability claims;
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
We estimate that, of our approximately 1.9 million independent distributors, we had approximately 437,000 sales leaders as of Septmber 30, 2009. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.
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
From time to time we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We understand that such materials are undergoing review by regulators in certain markets. In the course of one such inquiry the Spanish Ministry of Health elected to issue a press release, or communicado, to inform the public of a then on-going inquiry and dialogue with our Company. Upon completion of its review of Herbalife products distributed in Spain, the Spanish Ministry of Health withdrew its communicado in April 2009. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.

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
We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad, and our failure or our distributors’ failure to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.
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
The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides. The Guides will become effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service will be required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife is reviewing the impact of the revised Guides. However, it is possible that our use of testimonials in the advertising and promotion of our products, including but not limited to our weight management products will be significantly impacted and therefore might negatively impact our sales.
Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. For example, during the third quarter of 1995, we received inquiries from certain governmental agencies within Germany and Portugal regarding our product, Thermojetics® Instant Herbal Beverage, relating to the caffeine content of the product and the status of the product as an “instant tea,” which was disfavored by regulators, versus a “beverage.” Although we initially suspended the product sale in Germany and Portugal at the request of the regulators, we successfully reintroduced it once regulatory issues were satisfactorily resolved. In another example, during the second quarter of 2008 the Spanish Ministry of Health issued a press release, or communicado, informing the public of a then on-going inquiry into the safety of our Company’s products sold in Spain. Upon completion of its review of Herbalife products distributed in Spain, the Spanish Ministry of Health withdrew its communicado. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of distributors and, consequently, on sales.

On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. The final rule and the interim final rule became effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Firms that directly employ more than 500 full-time equivalent employees must have achieved compliance with the new cGMPs by June 25, 2008, while firms having between 20-500 full-time equivalent employees must be compliant by 2009 and firms having under 20 full-time equivalent employees must be compliant by 2010. Herbalife initiated enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes that it is compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Suzhou, China facility and that are produced by contract manufacturers. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. The final rule differs from the FDA’s 2003 proposed rule as it does not contain language regarding the regulatory status of excipients and other ingredients that are not “dietary ingredients.” Instead, the final rule relies on a requirement to comply with all other relevant regulations. Further, the final rule does not call for any specific finished product testing program nor does it require 100% testing of all finished products. Instead the final rule calls for a “scientifically valid system” for ensuring that finished products meet all specifications. Due to the final cGMP rules, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.
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
We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $36,000 as of September 30, 2009) per purported violation as well as costs of the trial. For the year ended December 31, 2008, our net sales in Belgium were approximately $16.7 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

On April 16, 2007 Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of our trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that we had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009 the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that Herbalife is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on our claims for misappropriation of trade secrets and breach of contract. No date has been set for trial. We believe that there is merit to our claims for relief and have meritorious defenses to the remaining counterclaim.
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
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. We have made appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars at the official exchange rate to pay for imported product and to pay an annual dividend. The application and approval processes have been intermittently delayed in recent periods and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. It is management’s intent, commencing in the fourth quarter of 2009, to begin repatriating excess cash on a regular basis. Unless our ability to obtain U.S. dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations will be negatively impacted as it may need to obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate. Additionally, if we are unable to import products at the official foreign exchange rate in Venezuela, we may implement price increases and surcharges to the selling price of our products to compensate for the incremental cost of importation. This could adversely affect sales volume in Venezuela.
Inflation in Venezuela has continued to increase over the past few years and it is possible that Venezuela will be designated as a highly inflationary economy by January 1, 2010. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy or there is a devaluation of the official rate, there could be a significant impact on our earnings.
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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores or who provide services and operate their own licensed business premises. Our sales representatives are also permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang (excluding Ningbo), Guizhou and Beijing and effective July 7, 2009, in the additional provinces of Fuijan, Sichuan, Hubei, Shanxi, and Shanghai. Our direct selling license for Shanghai will permit us to sell away from fixed retail locations once our Shanghai outlet is inspected and confirmed by the relevant authority. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.
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
Our ability to timely provide products to our distributors and their customers, and services to our distributors, depends on the integrity of our information technology system, which has now been upgraded to a full ERP Oracle platform, including the reliability of software and services supplied by our vendors. We have implemented an Oracle enterprise-wide technology solution with its scalable and stable open architecture platform, to enhance our and our distributors’ efficiency and productivity. In addition, we are upgrading our internet-based marketing and distributor services platform, MyHerbalife.com.
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
Since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality, then our financial condition and operating results would be harmed.
The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Souzhou China facility, and beginning in late August 2009 a small portion of our top selling U.S. products which are manufactured in a recently acquired manufacturing facility located in Orange County California. It is the company’s intention to expand the capacity of this newly acquired manufacturing facility to produce products for additional international markets. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially under the FDA’s recently adopted cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.
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
Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. For example, in a pending action in the U.S. federal courts, the Adidas companies have alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their own leaf mark associated with such goods. Although we do not believe that we are infringing on any third party intellectual property rights, there can be no assurance that one or more of our products will not be found to infringe upon other third party intellectual property rights in the future.

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
As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing tax assessments in Spain and Brazil. In another matter, in Mexico, we are awaiting a formal administrative assessment to start the judicial appeals process. The likelihood and timing of any such potential assessment is unknown as of the date hereof. The Company believes that it has meritorious defenses. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.
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
Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2009 Revision, as amended), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.
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

A shareholder can bring a suit personally where its individual rights have been, or are about to be, infringed. Where an action is brought to redress any loss or damage suffered by us, we would be the proper plaintiff, and a shareholder could not ordinarily maintain an action on our behalf, except where it was permitted by the courts of the Cayman Islands to proceed with a derivative action. Our Cayman Islands counsel, Maples and Calder, is not aware of any reported decisions in relation to a derivative action brought in a Cayman Islands court. However, based on English authorities, which would in all likelihood be of persuasive authority in the Cayman Islands, a shareholder may be permitted to bring a claim derivatively on the Company’s behalf, where:
•	a company is acting or proposing to act illegally or outside the scope of its corporate authority;
•	the act complained of, although not acting outside the scope of its corporate authority, could be effected only if authorized by more than a simple majority vote; or
•	those who control the company are perpetrating a “fraud on the minority”.
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
The Cayman Islands have recently introduced provisions to the Companies Law to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies. These provisions, contained within Part XVA of the Companies Law, are broadly similar to the merger provisions as provided for under Delaware Law.
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
The merger provisions contained within Part XVA of the Companies Law do contain shareholder appraisal rights similar to those provided for under Delaware law. Such rights are limited to a merger under Part XVA and do apply to schemes of arrangement as discussed below.
The Companies Law also contains separate statutory provisions that provide for the merger, reconstruction and amalgamation of companies. Those are commonly referred to in the Cayman Islands as “schemes of arrangement.”

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

The following is a summary of our repurchases of common shares during the three months ended September 30, 2009:

			Total Number	Approximate
			of Shares	Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
July 1 — July 31	—	—	—	$300,000,000
August 1 — August 31	1,000,000	$32.49	1,000,000	$267,509,540
September 1 — September 30	—	—	—	$267,509,540

Total	1,000,000	$32.49	1,000,000	$267,509,540

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
(a)	None.
(b)	None.

Item 6.	Exhibits
(a)	Exhibit Index:
EXHIBIT INDEX

Exhibit
Number		Description	Reference
2.1		Agreement and Plan of Merger, dated April 10, 2002, by and among Herbalife International, Inc., WH Holdings (Cayman Islands) Ltd. and WH Acquisition Corp.	(a)

3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1		Form of Share Certificate	(d)

10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)

10.2		Office lease agreement between Herbalife International of America Inc. and State Teacher’s Retirement System, dated July 11, 1995	(a)

10.3	#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4	#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.5		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.6	#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

Exhibit
Number		Description	Reference
10.7		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.8	#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.9		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

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
(d)

10.28	#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.29	#	Form of Stock Bonus Award Agreement	(e)

Exhibit
Number		Description	Reference
10.30	#	Employment Agreement Effective as of January 1, 2005 between Herbalife Ltd. and Henry Burdick	(f)

10.31	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(g)

10.32	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(g)

10.33		Service Agreement by and between Herbalife Europe Limited and Wynne Roberts ESQ, dated as of September 6, 2005	(h)

10.34	#	Independent Directors Deferred Compensation and Stock Unit Plan	(i)

10.35	#	Independent Directors Stock Unit Award Agreement	(i)

10.36	#	Herbalife Ltd. 2005 Stock Incentive Plan	(j)

10.37	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k)

10.38	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k)

10.39	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(l)

10.40	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(l)

10.41	#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(m)

10.42	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)

10.43	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(n)

10.44	#	Employment agreement dated December 18, 2007 between Herbalife International of America, Inc. and Paul Noack	(o)

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
Dated: November 2, 2009