Form 10-K
period 2009-12-31
HERBALIFE LTD.
filed 2010-02-23
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-32381

HERBALIFE LTD.
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0377871
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 309GT Ugland House, South Church Street Grand Cayman, Cayman Islands	(Zip Code)
(Address of Principal Executive Offices)

(213) 745-0500
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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 60,291,306 common shares outstanding as of February 18, 2010. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $1,732 million as of June 30, 2009, based upon the last reported sales price on the New York Stock Exchange on that date of $31.54.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	our relationship with, and our ability to influence the actions of, our distributors;

•	adverse publicity associated with our products or network marketing organization;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	improper action by our employees or international distributors in violation of applicable law;

•	changing consumer preferences and demands;

•	loss or departure of any member of our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products, and network marketing program including the direct selling market in which we operate;

•	third party legal challenges to our network marketing program;

•	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, pricing and currency devaluation risks, especially in countries such as Venezuela;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	our reliance on our management team;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our distributors;

•	product liability claims;

•	any collateral impact resulting from the ongoing worldwide financial “crisis,” including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment; and

•	whether we will purchase any of our shares in the open markets or otherwise.

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

GENERAL

We are a global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products. We were founded in 1980 by Mark Hughes. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.3 billion for the fiscal year ended December 31, 2009. We sell our products in 72 countries through a network of approximately 2.0 million independent distributors. In China, in order to comply with local laws and regulations, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. Licensed business providers are independent service providers that operate their own business under Chinese law as well as the conditions set forth by us to sell products and provide services to our customers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 30-year operating history.

We offer science-based products in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. The weight management product portfolio includes meal replacement shakes, weight-loss enhancers, appetite suppressors and a variety of healthy snacks. Our collection of targeted nutrition products includes dietary supplements which contain vitamins, minerals and natural ingredients that support total well-being and long-term good health. The energy, sports & fitness category includes energy and isotonic drinks to support a healthy active lifestyle. Our Outer Nutrition products include skin cleansers, moisturizers and lotions with antioxidants, as well as anti-aging products. Weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition accounted for 63.0%, 21.2%, 4.3% and 5.5% of our net sales in fiscal year 2009, respectively.

We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact between retail consumers and distributors. This personal contact may enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, many of our distributors use our products themselves, and can therefore provide first-hand testimonials of the effectiveness of our products to consumers, which often serve as a powerful sales tool.

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

Distributor Base

As of December 31, 2009, we had approximately 2.0 million distributors, which includes approximately 296,000 China sales representatives and employees. Collectively, we refer to this group as “distributors.” Approximately 481,000 of our 2.0 million distributors have become sales leaders, which are comprised of approximately 431,000 sales leaders in the 71 countries where we use our traditional marketing plan and approximately 50,000 China sales employees and licensed business providers operating under our China marketing plan. Collectively, we refer to this group as “sales leaders.” We believe that the distributors who have not attained the sales leader level can be segmented into three general categories based on their product order patterns: discount buyers, small retailers and potential sales leaders. We define discount buyers as customers who have signed up as distributors to enjoy a discount on their purchases; small retailers as product users and sales people who generate modest sales to friends and family; and potential sales leaders as distributors who are proactively developing a business with the intention of qualifying to become a sales leader. In 2009, excluding China, distributor orders for these three general categories were approximately 47%, 36% and 17%, respectively. For the approximately 481,000 sales leaders in our organization, the marketing plan encourages active participation in the business including building down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Sales leaders contribute significantly to our sales.

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

Nutrition Science-Based Product Development

We continue to emphasize and make investments in science-based product development in the fields of weight management, nutrition and personal care. We have a growing internal team of scientists dedicated to continually evaluating opportunities to enhance our existing products and to develop new science-based products. These product development efforts are reviewed by prominent doctors and world-renowned scientists who constitute our Scientific Advisory Board and Nutrition Advisory Board. In addition, we have provided donations to assist in the establishment of the Mark Hughes Cellular and Molecular Lab at UCLA, or the UCLA Lab, and we continue to rely on their expertise. We believe that the UCLA Lab provides opportunities for Herbalife to access cutting-edge science in botanical, herbal and nutrition research. In 2007, Herbalife awarded a research grant to the National Center for Natural Products Research at the University of Mississippi School of Pharmacy, or NCNPR. The grant will allow NCNPR scientists to identify and study the biologically active chemicals found in botanicals, which may be used in the development of future dietary supplements and skin care products for Herbalife.

Scalable Business Model

Our business model enables us to grow our business with only moderate investment in our infrastructure and other fixed costs. With the exception of our China business, we require no Company-employed sales force to market and sell our products. We incur no direct incremental cost to add a new distributor in our existing markets, and our distributor compensation varies directly with sales. In addition, our distributors bear the majority of our consumer marketing expenses, and sales leaders sponsor and coordinate a large share of distributor recruiting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of our numerous third party manufacturing relationships as well as our global footprint of in-house distribution centers.

Geographic Diversification

We have a proven ability to establish our network marketing organization in new markets. Since our founding 30 years ago, we have expanded our presence into 72 countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market. We opened two new markets during 2009 and our strategic plan includes a goal of opening 6 new markets during 2010.

Experienced Management Team

Our management team is led by Michael O. Johnson who became our Chief Executive Officer after spending 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International. In 2007, he was named our Chairman. Since joining our Company, Mr. Johnson has assembled a team of experienced executives, including Desmond Walsh, who began serving as President effective January 1, 2010 and previously served as our Company’s Executive Vice President, Worldwide Operations and Sales and formerly Senior Vice President of the commercial division of DMX Music; Richard Goudis, who began serving as Chief Operating Officer effective January 1, 2010 and previously served as our Company’s Chief Financial Officer and formerly Chief Operating Officer of Rexall Sundown, (a division of Royal Numico NV); John DeSimone, who began serving as Chief Financial Officer effective January 1, 2010 and previously served as our Company’s Senior Vice President — Finance and formerly Chief Financial Officer of Rexall Sundown; Brett R. Chapman, as General Counsel and formerly Senior Vice President and Deputy General Counsel of The Walt Disney Company; and Steve

Henig, Ph.D., as Chief Scientific Officer with responsibility for our product research and development, and formerly Senior Vice President of Ocean Spray Cranberries, Inc.

Our Business Strategy

We believe that our network marketing model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our distributor base by pursuing the following strategic initiatives:

Major Market Strategy

We look to optimize country operating models; further aligning resources to fuel growth in high potential markets, develop lower-cost models where appropriate and centralize key functions. Expanding in China represents a significant growth opportunity for us as we believe that China could become one of the largest direct-selling markets in the world over the next several years. To address this opportunity, we have assembled a management team with direct selling experience, secured a headquarters location in Shanghai, and expanded our manufacturing capacity in our Suzhou, China factory. In 2007, we received a direct selling license for the Jiangsu province. In the third quarter of 2008 we received five additional direct selling licenses. We also applied for five additional provincial licenses in September 2008 and received approval in early July 2009. In addition, during 2009, we expanded our operations into two new countries and in 2008, we opened five new countries. As part of our long term strategy, we expect to continue to identify and open untapped markets. Additionally, our strategy includes further penetrating our existing markets and globalizing distributor business methods which will improve the balance of retailing, retention and recruiting in major markets. The success of this approach has been validated by the improved market penetration in key markets such as Brazil, the United States, South Korea, Taiwan and Russia.

Product Strategy

We are committed to providing our distributors with unique, innovative products to help them increase sales and recruit new distributors. Our product development is focused on four principal categories: weight management; targeted nutrition; energy, sports & fitness and Outer Nutrition that capitalize on the mega trends of obesity and anti-aging. On an ongoing basis, we will augment our product portfolio with additional science-based products and, as appropriate, will bundle products addressing similar health concerns into packages and programs. We are establishing a core set of products that will be available in key markets around the world. We also introduced new upgraded formulations of existing products to continue to improve the efficacy and product differentiation of our product as compared to products that can be found on the retail shelf. To better support distributors, we will expand our product packaging to provide both individual serving sizes and larger sizes of our top selling products. Additionally, each year we plan to have “mega launches” of products and/or programs, coupled with our major events, to generate continued excitement among our distributors, to add to our core set of products and to support our distributor daily methods of operation, or DMOs. These “mega launches” will generally target specific market segments deemed strategic to us, such as the recent introduction of our powered fiber and aloe lines that support our focus on driving daily consumption. To augment the personal testimonials of our distributors and to provide them with independent validation of our product efficacy we successfully completed two sponsored clinical studies in 2008 and one sponsored clinical study in 2009 in addition to other clinical studies currently underway.

Distributor Strategy

We continue to increase our investment in events and promotions, both in absolute dollars and as a percent of net sales, as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We work with our distributor leaders to globalize best-practice business methods to enable our distributors to improve their penetration in existing markets. We refer to these business methods as DMOs and they include such methods as: Nutrition Clubs, Commercial Clubs, Central Clubs, Weight Loss Challenge, The Total Plan, Wellness Coach and Internet/Sampling. We also offer distributors BizWorks, a business system which assists our distributors in building their businesses more efficiently while better servicing their existing customers. And finally, to increase brand awareness among potential customers and distributors, we have entered into numerous marketing alliances around the world, created “Team Herbalife” and rolled-out a style guide and brand asset library so that our distributors have access to the Herbalife brand logo for use in their marketing efforts.

Infrastructure Strategy

In 2003, we embarked upon a strategic initiative to significantly upgrade our technology infrastructure throughout the world. We are implementing an Oracle enterprise-wide technology solution, with a scalable and stable open architecture platform, to enhance our efficiency and productivity as well as that of our distributors. In addition, we are upgrading our Internet-based marketing and distributor services platform with tools such as BizWorks, BizWorks 2.0 and MyHerbalife.com and we have invested in business intelligence tools to enable better analysis of our business. In 2008, we successfully completed upgrades for the software application tier of the Oracle platform with implementation across multiple regions. In 2009, we completed the roll out of the Oracle platform in all of our regions, except China. Additionally, in August 2009, we purchased certain assets of Micelle Laboratories, Inc., a Lake Forest, California contract manufacturer of food and nutritional supplements. We purchased these assets in order to strengthen our global manufacturing capabilities. We continue to invest in our employees through a comprehensive and global organizational development program as well as a Wellness program which was initiated in the U.S. during 2008.

Product Overview

For 30 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health and experience life-changing results. We have built our heritage on developing unique formulas that blend the best of nature with innovative techniques from nutrition science, appealing to the growing base of consumers seeking differentiated products and desiring a healthier lifestyle.

As of December 31, 2009, we marketed and sold 127 products encompassing over 3,600 SKUs through our distributors and currently have approximately 1,942 trademarks worldwide. We group our products into four primary categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men or children, as well as weight-management customers and individuals looking to enhance their overall well-being and support an active, healthy lifestyle.

The following table summarizes our products by product category.

Product Category	Description	Representative Products

Weight Management
(63.0% of 2009 net sales)	Meal replacement, weight-loss enhancers and a variety of healthy snacks	Formula 1 Healthy Meal, Personalized Protein Powder, Total Control®, Protein Bars and Snacks
Targeted Nutrition
(21.2% of 2009 net sales)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, Kids Line
Energy, Sports & Fitness
(4.3% of 2009 net sales)	Products that support a healthy active lifestyle	Liftoff® energy drink, H(3)Otm hydration drink
Outer Nutrition
(5.5% of 2009 net sales)	Skin cleansers, moisturizers, lotions, shampoos and conditioners	Skin Activator® Anti-Aging line, NouriFusion® skin care line
Literature, Promotional and Other Products
(6.0% of 2009 net sales)	Sales aids, informational audiotapes, CDs, DVDs and start-up kits	International Business Packs, BizWorks

Weight Management

Weight Management is our largest product category representing 63.0% of our net sales for the year 2009. Formula 1, our best-selling product, is a healthy meal with soy protein, essential vitamins, minerals, herbs and nutrients that is available in seven delicious flavors and can help support weight management. It has been part of our basic weight management program for 30 years and generated approximately 32% of our retail sales for the year 2009. Personalized Protein Powder is a soy and whey protein product developed to be added to Formula 1 to personalize a person’s daily protein intake to help achieve their desired weight and shape. Weight-loss enhancers, including Total Control®, address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss. Healthy snacks are formulated to provide between-meal nutrition and satisfaction. In 2008, we introduced packettes in all 7 flavors in the U.S., as well as a packette variety pack to support dietary supplement, or DS sampling and lead generation efforts. We expanded the Formula 1 franchise by introducing F1 Express Healthy Meal Bar in EMEA in 2009. In the U.S., some key weight management products, Total Control, Snack Defense and Cell-U-Loss were upgraded with more modern formulations and stronger benefits.

Targeted Nutrition

We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. Each of these supplements contains quality herbs, vitamins, minerals and other natural ingredients and focuses on specific life stages of our customers, including women, men, children and those with health concerns, including heart health, healthy aging, digestive health, or immune solutions. Niteworks® is a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro, that supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Garden 7® is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables and has anti-oxidant and health-boosting properties. Best Defense® is an effervescent drink that boosts immunity. In 2007, we introduced a new Kids Line including shakes and improved multivitamins which provide essential nutrition including protein, fiber and 100% of key nutrients to meet growing kids’ daily needs. In 2008, we re-launched the Digestive Line and introduced two new products — Herbal Aloe Powder (Mango Accent and Aloe Accent flavors) and Active Fiber Complex (Apple and Unflavored). In 2009, we further expanded our successful Aloe line by introducing a popular Mango flavored Aloe Concentrate while optimizing and reintroducing several of our Targeted Nutrition products in the U.S. such as Xtra-Cal Advanced, Joint Support Advanced, Tang Kuei Plus, Schizandra Plus and RoseGuard.

Energy, Sports & Fitness

We entered into the high growth energy drink category in 2005 with the introduction of Liftoff®, an innovative, effervescent energy drink containing a proprietary blend of B-vitamins, guarana, ginseng, ginkgo and caffeine to increase energy and improve mental clarity for better performance throughout the day. In 2007, we launched H3Otm Fitness Drink to provide rapid hydration, sustained muscle energy plus antioxidant protection for people living a healthy, active lifestyle. In 2008, we expanded our product offerings in the energy drink segment with the introduction of two new flavors of Liftoff — Tropical Fruit and Lemon Cola.

Outer Nutrition

Our Outer Nutrition products complement our weight management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women. NouriFusion® Multivitamin skin care products are formulated with antioxidant Vitamins A, C and E for a healthy, glowing complexion. In 2006, we launched a full line of anti-aging products as an extension of our successful Skin Activator® product, an advanced face cream that contains a collagen-building Glucosamine Complex to reduce the appearance of fine lines and wrinkles. In the past few years, we launched a number of regional products to address local market needs including a Soft Green Body Care line in Brazil in 2008, the Whitening Serum under the NouriFusion brand in the Asia Pacific region, and the Lively Fragrances perfume line in Brazil in 2009.

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

Product Development

We are committed to providing our distributors with unique, innovative science-based products to help them increase recruitment, retention and retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with our Nutrition Advisory Board and Scientific Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to effect a successful development and launch of the product. Our research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

A new product development process was deployed to accelerate the introduction of new products and to improve the launch of products. Cross-functional teams from Product Marketing, Product Development, Sciences, Licensing, Manufacturing and Finance were formed and assigned to major product initiatives.

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

We reorganized our technical team in 2009 for greater efficiency in product development as well as to carry out related product development strategies both globally and regionally. During 2009, we also added new talents to our technical and scientific teams and additional resources to the Company’s Nutrition and Scientific Advisory Boards.

The Nutrition Advisory Board is headed by David Heber, M.D., Ph.D., Professor of Medicine and Public Health at the UCLA School of Medicine, Director of the UCLA Center for Human Nutrition and Director of the UCLA Center for Dietary Supplement Research in Botanicals. The Nutrition Advisory Board has 20 members from 17 countries. It is comprised of leading scientists and medical doctors who provide training on product usage and give health-news updates through Herbalife literature, the Internet and training events around the world. Our Scientific Advisory Board is chaired by Dr. Heber and has 10 members from 4 countries. Louis Ignarro, Ph.D., Distinguished Professor of Pharmacology at the UCLA School of Medicine and Nobel Laureate in Medicine is also a member of the Scientific Advisory Board.

We believe that it is important to maintain our relationships with members of our Nutrition Advisory Board and Scientific Advisory Board to recognize the time and effort that they expend on our behalf. Each member of our Nutrition Advisory Board other than Dr. Heber receives a monthly retainer of up to $5,000, plus up to $3,000 for every day that they appear at a non-southern California distributor event and up to $2,000 for every day that they need to travel to such events. Members of our Scientific Advisory Board are compensated for their time and efforts in the following manner: (1) eight members are paid an annual retainer of $5,000 plus travel expenses, (2) Dr. Ignarro receives no direct compensation from us although we do pay a consulting firm, with which Dr. Ignarro is affiliated, a royalty on sales of Niteworks®, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s consulting, promotional or endorsement services, with such amounts totaling $1.9 million, $2.1 million, and $1.9 million, in 2009, 2008, and 2007 respectively and (3) Dr. Heber generally, other than a one time option grant in 2005, receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a consulting firm, with which Dr. Heber is affiliated, a quarterly consulting fee of $75,000. During 2009, a total of $300,000 was paid to the consulting firm.

We also make contributions to the UCLA Lab. We have continually invested in this lab since 2002 with total donations of approximately $1.4 million which includes donations of lab equipment and software. UCLA agreed that the donations would be used for further research and education in the fields of weight management and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA involves clinical studies and research regarding botanical ingredients, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals.

In 2009, we acquired certain assets of Micelle Laboratories, a Lake Forest, California contract manufacturer of food and nutritional supplements. The acquisition allows us to strengthen our global manufacturing capabilities. Over the next year, we plan to increase plant capacity and capability to produce products for shipment throughout North America and several of our international markets.

In 2009, we focused our development efforts on strengthening our portfolio by optimizing certain key products in weight management and targeted nutrition segments to better meet the nutritional needs of our customers.

Regionally, our product development supported local needs for new Outer Nutrition offerings including Soft Green and Lively Fragrances lines in South America and NouriFusion Whitening products in Asia Pacific as well as further globalization of Heart Health, Digestive Health and single-serve Weight Management products including a new Healthy Meal Replacement Bar in EMEA.

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

Network Marketing Program

General

Our products are distributed through a global network marketing organization comprised of approximately 2.0 million independent distributors in 72 countries, including in China where, due to regulations, our sales are conducted through Company operated retail stores, sales representatives, sales employees and licensed business providers. In China, in the areas where we have a direct selling license, our representatives, licensed business providers and employees can sell Herbalife product outside the retail establishments. In addition to helping our distributors achieve physical health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact and coaching between retail consumers and distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage to our distributors in developing and growing their businesses. China has its own unique marketing program.

On July 18, 2002, we entered into an agreement with our distributors that no material changes adverse to the distributors will be made to our marketing plan without their consent and that we will continue to distribute Herbalife products exclusively through our independent distributors. We believe that this agreement has strengthened our relationship with our existing distributors, improved our ability to recruit new distributors and generally increased the long-term stability of our business.

Structure of the Network Marketing Program

To become a distributor in most markets, a person must be sponsored by an existing distributor and must purchase an International Business Pack. The International Business Pack, or IBP, is a distributor kit available in local languages. The product and literature contents in the kits vary slightly to meet individual market needs. An example is the large size U.S. IBP, which costs $87.95 and includes a canister of Formula 1 shake mix, two bottles of nutritional supplements, Herbal Concentrate (Tea), Liftoff® (an energy drink), and Nourifusion® (skin care) samples, along with a handy tote, booklets describing us, our compensation plan and rules of conduct, various training and promotional materials, distributor applications and a product catalog. The smaller U.S. version costs $54.95 and includes sample products, a handy tote, and essentially the same print and promotional materials as included in the larger kit version. To become a sales leader, or qualify for a higher level, including the Qualified Producer level introduced in October 2009, distributors must achieve specified volumes of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain sales leader status, a distributor generally must be responsible for sales of products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. An additional optional qualification, introduced globally in October 2009, allows for a distributor to achieve sales leader level by personally placing orders with Herbalife that accumulate to 5,000 Volume Points within 12 months (of which a minimum of 3 months is required). China has its own unique marketing program. Volume points are point values assigned to each of our products that are usually equal in all countries and are essentially based on the suggested retail price of U.S. products. Sales leaders may then attain higher levels, (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle) and earn increasing amounts of royalty overrides based on sales in their downline organizations and, for members of our Global Expansion Team and above, earn production bonuses on sales in their downline organizations.

The following table sets forth the number of our sales leaders and sales leader retention rates as of re-qualification period:

	At the End of February
	Number of Sales Leaders			Sales Leader Retention Rate
	2009	2008	2007	2009	2008	2007

North America	63,726	64,383	54,314	42.2%	43.5%	43.1%
Mexico	50,099	60,685	61,781	45.2%	44.4%	55.1%
South & Central America	67,876	67,808	52,204	32.2%	34.7%	33.2%
EMEA	53,371	59,446	64,862	48.7%	46.6%	46.2%
Asia Pacific (excluding China)	59,631	57,355	56,871	35.1%	34.3%	35.0%

Total Sales Leaders	294,703	309,677	290,032	40.3%	41.0%	42.5%
China Sales Employees	29,684	25,294	8,759

Worldwide Total Sales Leaders	324,387	334,971	298,791

In February of each year, we remove from the rank of sales leader those individuals who did not satisfy the sales leader qualification requirements during the preceding twelve months. Distributors who meet the sales leader requirements at any time during the year are promoted to sales leader status at that time, including any sales leaders who were removed, but who subsequently re-qualified. For the latest twelve month re-qualification period ending January 2010, approximately 43% of our sales leaders re-qualified. Typically, distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year while sales leaders who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. For sales leaders to re-qualify and retain their distributor organization and associated earnings, they need to earn 4,000 volume points in one month or 2,500 volume points in each of two consecutive months. In order to increase retailing of our products, we have modified our re-qualification criteria to provide that any distributor that earns at least 4,000 volume points in any 12-month period can re-qualify as a sales leader and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings.

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

Distributors, with the exception of China, earn the right to receive royalty overrides upon attaining the level of sales leader and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a sales leader, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receive production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

Many of our non-sales leader distributors join Herbalife to obtain a 25% discount on our products and become a discount consumer or have a part-time retail income goal in mind, and this retail income is not tracked by the Company.

Under the regulations published by the Chinese Government, direct selling companies are limited to the payment of gross compensation to direct sellers of up to a maximum 30% of the revenue they generate through their own sales of products to consumers. We have incurred and will continue to incur substantial ongoing additional costs relating to the inclusion in the China business model of Company operated retail stores, sales representatives, sales employees and licensed business providers and Company provided training and certification procedures for sales personnel, features not common elsewhere in our traditional business model.

Distributor Motivation and Training

We believe that motivation and training are key elements in distributor success and that we and our distributor sales leaders have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Annually, in each major territory or region, there is a three-day World Team School that focuses on product and business development and is typically attended by 2,000 to 10,000 distributors. Additionally, once a year in each region, we host an Extravaganza at which our distributors from the region can come to learn about new products, expand their skills and celebrate their success. In 2009, we held Extravaganzas in key markets such as Brazil, Chile, Colombia, Panama, Korea, Russia, Italy, Czech Republic, Mexico, China and the United States. In addition to these training sessions, we have our own “Herbalife Broadcast Network” on the Internet that we use to provide distributors continual training and the most current product and marketing information.

Distributor reward and recognition is a significant factor in motivating our distributors. In 2009, 2008, and 2007 we invested approximately $84.1 million, $89.6 million, and $64.3 million, respectively, in regional and worldwide events and promotions to motivate our distributors to achieve and exceed both sales and recruiting goals.

Examples of our worldwide promotions are the 30th Anniversary Vacations and the Active World Team Promotion. The 30th Anniversary Vacations offer incentives for distributors to qualify to receive a vacation in Atlantis, Bahamas, immediately following the 2010 Summit Meeting in Orlando. The Active World Team Promotion provides cash and recognition incentives to distributors who achieve all three requirements for becoming a World Team Member and thus have proven themselves adept at building a well-balanced business.

Geographic Presence

As of December 31, 2009, we conducted business in 72 countries throughout the world. The following chart sets forth the countries we currently operate in as of December 31, 2009, organized in the Company’s six geographic regions, and the year in which we commenced operations.

Year
Country	Entered

North America
USA	1980
Canada	1982
Jamaica	1999
Mexico	1989
South and Central America
Dominican Republic	1994
Venezuela	1994
Argentina	1994
Brazil	1995
Chile	1997
Panama	2000
Colombia	2001
Bolivia	2004
Costa Rica	2006
Peru	2006
El Salvador	2007
Ecuador	2008
Honduras	2008
Nicaragua	2008
Guatemala	2008
Paraguay	2009
Asia Pacific
Australia	1983
New Zealand	1988
Japan	1989
Hong Kong	1992
Philippines	1994
Taiwan	1995
South Korea	1996
Thailand	1997
Indonesia	1998
India	1999
Macau	2002
Singapore	2003
Malaysia	2006
Vietnam	2009

Year
Country	Entered

China	2001
EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005
Zambia	2007
Romania	2008

During the first quarter of 2009, we changed our geographic regions, designating Mexico as its own region and combining South America and Central America into a single region. Historical information presented below relating to the geographic regions has been reclassified to conform to the current geographic presentation.

					Number of
	Net Sales			Percent of	Countries
	Year Ended December 31,			Total Net Sales	December 31,
Geographic Region	2009	2008	2007	2009	2009
	(In millions)

North America	$529.0	$496.9	$438.7	22.8%	3
Mexico	263.0	352.2	370.8	11.3%	1
South & Central America	366.9	383.6	313.9	15.8%	16
EMEA	504.2	570.7	567.7	21.7%	37
Asia Pacific	509.2	410.8	378.7	21.9%	14
China	152.3	145.0	76.0	6.5%	1

Worldwide	$2,324.6	$2,359.2	$2,145.8	100%	72

The top six countries worldwide represented approximately 59.4%, 58.0% and 56.1% of net sales in 2009, 2008, and 2007, respectively, reflecting our broad geographical diversification.

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

Manufacturing and Distribution

Many of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies, with the exception of products distributed in and sourced from China, where we have our own manufacturing facility and several products are manufactured in our recently acquired manufacturing facility in Lake Forest, California. We are currently making modifications to our recently acquired manufacturing facility in order to increase capability and capacity, and upon completion of these modifications we expect to increase self manufacturing for our worldwide demand. We own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 44% of our product purchases in 2009. In addition, many of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We also have our own quality control labs in the U.S. and China at which we routinely test products received from vendors. We have established excellent relationships with our manufacturers and continue to obtain improvements in product quality and product delivery. Some of our key input materials such as soy and whey proteins, fructose and packaging materials are subject to pricing fluctuations driven by commodities pricing. We are confident that we can offset potential cost increases of these materials with our cost reduction program and, when necessary, by raising the prices of our products.

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

Our global distribution system features centralized and decentralized distribution and telephone ordering systems coupled with storefront distributor service centers. Our major distribution warehouses have automated “pick-to-light” systems which consistently deliver high order accuracy and inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day.

Our products are distributed to foreign markets either from the facilities of our manufacturers or from our Los Angeles or Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center, our Memphis distribution center or from our sales centers in Dallas, New York, Chicago, Phoenix and Tracy, California. Products distributed globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After the products arrive in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Generally, the products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

Product Return and Buy-Back Policies

In most markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days of purchase to their distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, the distributor may obtain replacement product from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition generally within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory compliance issues pertaining to network marketing, in that it offers monetary protection to distributors who want to exit the business. Product returns and buy-back expenses were approximately 0.5%, 0.8% and 1% of retail sales for the years ended December 31, 2009, 2008 and 2007, respectively. The decline in the product return and buy-back percentage was primarily due to the global emphasis on DMOs, which provide a more sustainable business foundation for our distributors.

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

Products

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Protection, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and OTC drugs. On June 25, 2007, the FDA published its final rule regulating cGMPs for dietary supplements. The final rule became effective August 24, 2007 and large companies such as Herbalife had until June 2008 to achieve compliance. Herbalife initiated enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes we are compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Lake Forest, California and Suzhou, China facilities and that are produced by contract manufacturer NBTY. We have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards.

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

In January 2000, the FDA issued a regulation that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure or function claims. During 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturers obligations to substantiate structure/function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

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

On December 22, 2007, a new law went into effect in the United States mandating the reporting of all serious adverse events occurring within the United States which involve dietary supplements or OTC drugs. We believe that we are in full compliance with this law having promulgated and implemented a worldwide procedure governing adverse event identification, investigation and reporting which is managed by our Scientific Affairs department in collaboration with our Regulatory Affairs department, our Medical Affairs department and our Distributor Relations Call Centers. As a result of our receipt of adverse event reports, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practices, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007. The final rule requires that companies establish written procedures governing: (1) personnel, (2) plant and equipment cleanliness, (3) lab and testing, (4) packaging and labeling, and (5) distribution. The FDA also required 100 percent identity testing of all incoming raw materials, although an interim final rule enables companies to petition for an exemption from the 100 percent testing requirement if they can demonstrate the existence of an appropriate statistical sampling program. The new cGMPs will help ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have evaluated the final cGMP rule with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of which might not meet the new standards. It is important to note that the final cGMP rule, in an effort to limit disruption, includes a three-year phase-in for small businesses. This will mean that some of our contract manufacturers will not be fully impacted by the proposed regulation until at least 2010. However, the final cGMP rule has resulted in additional costs. See Item 1A — Risk Factors for further discussion regarding the recently promulgated cGMP regulations.

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

In 2005, Herbalife voluntarily elected to withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, was sold only in Israel. Herbalife’s voluntary decision to withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors have closely cooperated with the Ministry of Health to facilitate this review. No regulatory action has been taken by the Israeli Ministry of Health.

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

In Europe, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims dossiers. If accepted by the European Commission, the EFSA’s opinions could have a limiting effect on the use of certain nutrition-specific claims made for our products. Such an outcome could have an adverse effect on existing product “wellness,” “well-being” and “good for you” claims presently made on existing product labeling, literature and advertising. Herbalife is currently seeking regulatory support for its current product claims while preparing for the possibility that based on limited acceptance of our claims by EFSA we may be precluded from continued use of such product claims.

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

On April 12, 2006, the FTC, issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its originally proposed form, could have adversely affected our U.S. business. On March 18, 2008 the FTC issued a revised proposed rule and, as indicated in the announcement accompanying the proposed rule, the revised proposal does not attempt to cover multilevel marketing companies such as Herbalife. If the revised rule is implemented as it is now proposed we believe that it would not significantly impact our U.S. business. Based on information currently available, we anticipate that the rule may become final within a year.

The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service will be required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife is reviewing the impact of the revised Guides as well as modifications to its practices and rules regarding the practices of its independent distributors that might be advisable with regard to the revised Guides. However, it is possible that our use, and that of our independent distributors, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $36,500 as of December 31, 2009) per purported violation as well as costs of the trial. For the year ended December 31, 2009, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006 and on December 9, 2008 plaintiffs filed a responsive brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

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

In order to comply with regulations that apply to both us and our distributors, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to distributor operations and revise or alter our distributor manuals and other training materials and programs to provide distributors with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We are, however, unable to monitor our sales leaders and distributors effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

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

Trademarks and Proprietary Formulas

We use the umbrella trademarks Herbalife and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks®, Nourifusion®, and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain sanitary registrations in many countries. We also make efforts to protect some unique formulations under patent law. For example, the USPTO has granted patent no. 7,329,419 to our employee inventors for the composition that related to an earlier formulation of the U.S. Total Control® product formula. All rights in this patent have been assigned to Herbalife. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

Competition

The business of marketing weight management and nutrition products is highly competitive. This market segment includes numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the U.S. and abroad. The market is highly sensitive to the introduction of new products or weight management plans, including various prescriptions and over the counter drugs that may rapidly capture a significant share of the market. As a result, our ability to remain competitive depends in part upon the successful introduction of new products. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. We cannot be sure of the impact of electronic commerce or that it will not adversely affect our business.

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

Executive Officers of the Registrant

The table sets forth certain information regarding each person who serves as an executive officer of the Company.

			Officer
Name	Age	Position with the Company	Since

Michael O. Johnson	55	Chief Executive Officer, Director,	2003
		Chairman of the Board
Desmond Walsh	52	President	2008
Richard Goudis	48	Chief Operating Officer	2004
Brett R. Chapman	54	General Counsel and Corporate Secretary	2003
John DeSimone	43	Chief Financial Officer	2010
Steve Henig Ph.D.	67	Chief Scientific Officer	2005

Michael O. Johnson is Chairman and Chief Executive Officer of the Company. Mr. Johnson joined the Company in April 2003 after 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, and also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon and The Movie Channel. Mr. Johnson formerly served as a director of Univision Communications, Inc., a television company serving Spanish-speaking Americans and currently serves on the Board of Regents for Loyola High School of Los Angeles. Mr. Johnson received his Bachelor of Arts in Political Science from Western State College.

Desmond Walsh is the President of the Company effective January 1, 2010. Mr. Walsh joined the Company in January 2004 as Senior Vice President, Worldwide Distributor Sales and was promoted to Executive Vice President for Worldwide Operations and Sales in April 2008. From 2001 to 2004, Mr. Walsh served as the Senior Vice President of the commercial division of DMX Music. Prior to DMX Music, Mr. Walsh spent five years as Vice President and General Manager of Supercomm, Inc., a subsidiary of the Walt Disney Company. Mr. Walsh also previously served in management positions at MovieQuik Systems, a division of The Southland Corporation (now 7-Eleven) and at Commtron Corporation, a leading consumer electronics and video distribution company. Mr. Walsh received his Bachelor of Laws degree from the University of London.

Richard Goudis is Chief Operating Officer of the Company effective January 1, 2010. Mr. Goudis joined the Company in June 2004 as Chief Financial Officer after serving as the Chief Operating Officer of Rexall Sundown, a Nasdaq 100 company that was sold to Royal Numico in 2000, from 1998 to 2001. After the sale to Royal Numico, Mr. Goudis had operations responsibility for all of Royal Numico’s U.S. investments, including General Nutrition Centers, or GNC, Unicity International and Rexall Sundown. From 2002 to May 2004, Mr. Goudis was a partner at Flamingo Capital Partners, a firm he founded in 2002. Mr. Goudis also previously worked at Sunbeam Corporation and Pratt & Whitney. Mr. Goudis graduated from the University of Massachusetts with a degree in Accounting and he received his MBA from Nova Southeastern University.

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

John DeSimone is Chief Financial Officer of the Company effective January 1, 2010. Mr. DeSimone joined the Company in November 2007 as Senior Vice President — Finance and was promoted to the position of Senior Vice President — Finance & Distributor Operations in December 2008. From June 2004 through October 2007, Mr. DeSimone served as the Chief Executive Officer of Mobile Ventures, LLC (formerly known as Autoware,

Inc.), an automotive aftermarket accessory distributor and retailer. Prior to working at Mobile Ventures, LLC, Mr. DeSimone previously served as the Controller, Vice President of Finance and Chief Financial Officer of Rexall Sundown, Inc., a multinational manufacturer and distributor of nutritional supplements and sports nutrition products that was publicly traded while Mr. DeSimone served as its Controller and Vice President of Finance. Mr. DeSimone received his Bachelor of Science in Business Administration, Accounting, from Bryant College.

Steve Henig, Ph.D.  is Chief Scientific Officer of the Company. Dr. Henig joined the Company in July 2005 after spending 6 years at Ocean Spray Cranberries, Inc., as Senior Vice President, Technology and Innovation with responsibility for the company’s new products program and medical research program. Prior to working at Ocean Spray Cranberries, Inc. Dr. Henig served as Senior Vice President, Technology and Marketing services at Con Agra’s Grocery products. Dr. Henig holds a Ph.D. in food science from Rutgers University, a M.S. in food and biotechnology and a B.S. in chemical engineering from Technion-Israel Institute of Technology.

Employees

As of December 31, 2009, we had approximately 4,100 employees. In China, as of December 31, 2009, we also had labor contracts with approximately 50,000 employed sales representatives. These numbers do not include our distributors, who are independent contractors rather than employees. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

Our Internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 800 West Olympic Blvd., Suite 406, Los Angeles, CA 90015. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Corporate Governance and Nominating Committee, and Compensation Committee.

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

We distribute our products exclusively through approximately 2.0 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, which is a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

Our distributor organization has a high turnover rate, which is a common characteristic found in the direct selling industry. In light of this fact, we have our sales leaders re-qualify annually in order to maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2010, 43% of our sales leaders re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Sales leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our approximately 2.0 million independent distributors, we had approximately 481,000 sales leaders as of December 31, 2009. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

In April 2006, the FTC issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated all sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its originally proposed form, could have adversely impacted our U.S. business. On March 18, 2008, the FTC issued a revised proposed rule and, as indicated in the announcement accompanying the proposed rule, the revised proposal does not attempt to cover multilevel marketing companies such as Herbalife. If the revised rule were implemented as it is now proposed, we believe that it would not significantly impact our U.S. business. Based on information currently available, we anticipate that the rule may become final within the year.

The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service will be required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife is reviewing the impact of the revised Guides as well as modifications to its practices and rules regarding the practices of its independent distributors that might be advisable with regard to the revised Guides. However, it is possible that our use, and that of our independent distributors, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.

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

On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, and holding of dietary supplements. The final rule requires identity testing on all incoming dietary ingredients, but permits the use of certificates of analysis or other documentation to verify the reliability of the ingredient suppliers. On the same date the FDA also published an interim final rule that outlined a petition process for manufacturers to request an exemption to the cGMP requirement for 100 percent identity testing of specific dietary ingredients used in the processing of dietary supplements. Under the interim final rule the manufacturer may be exempted from the dietary ingredient testing requirement if it can provide sufficient documentation that the reduced frequency of testing requested would still ensure the identity of the dietary ingredient. The final rule includes a phased-in effective date based on the size of the manufacturer. The final rule and the interim final rule became effective August 24, 2007. To limit any disruption for dietary supplements produced by small businesses the final rule has a three year phase in for small businesses. Firms that directly employ more than 500 full-time equivalent employees must have achieved compliance with the new cGMPs by June 25, 2008, while firms having between 20-500 full-time equivalent employees must be compliant by 2009 and firms having under 20 full-time equivalent employees must be compliant by 2010. Herbalife initiated enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes that it is compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States that the Company produces at its Lake Forest, California facility and its Suzhou, China facility and that are produced by contract manufacturers. These rules apply only to manufacturers and holders of finished products and not to ingredient suppliers unless the ingredient supplier is manufacturing a final dietary supplement. Due to the final cGMP rules, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $36,500 as of December 31, 2009) per purported violation as well as costs of the trial. For the year ended December 31, 2009, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on

September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

On April 16, 2007 Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009 the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On December 4, 2009 the Court ordered mediation to occur on February 8, 2010 and set a schedule for Herbalife’s motion for summary judgment to dismiss the sole remaining counterclaim by the defendants, with a hearing scheduled for March 9, 2010 if all matters were not resolved before that date. The mediation occurred but did not resolve any issues. No date has been set for trial. The Company believes that there is merit to its remaining claims for relief and have meritorious defenses to the remaining counterclaim.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations and similar risks associated with foreign operations.

Approximately 80% of our net sales for the year ended December 31, 2009, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. The application and approval processes have been intermittently delayed in recent periods and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. In certain instances, we have made appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate. In other instances, in order to timely provide products to our distributors, we did not register certain shipments with CADIVI, or non-CADIVI registered, and instead used a legal parallel market mechanism for payment. Unless our ability to obtain U.S. dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations will be negatively impacted as it may need to obtain more

U.S. dollars from alternative sources where the exchange rate is weaker than the official rate. Additionally, if we are unable to import products at the official foreign exchange rate in Venezuela, we may implement price increases and surcharges to the selling price of our products to compensate for the incremental cost of importation. This could adversely affect sales volume in Venezuela.

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded the three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela is considered a highly inflationary economy, which will require Herbalife Venezuela to use the U.S. dollar as their functional currency with foreign currency gains and losses recorded to the consolidated statement of income. In early January 2010, Venezuela announced an official rate devaluation of the Venezuelan Bolivar Fuerte, or Bolivar, to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. These events will have a negative impact to our earnings as further discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We have non-employee sales representatives who sell through our retail stores. Our sales representatives are also permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang (excluding Ningbo), Guizhou, Beijing, Fuijan, Sichuan, Hubei, Shanxi, and Shanghai. Our direct selling license for Shanghai will permit us to sell away from fixed retail locations once our Shanghai outlet is inspected and confirmed by the relevant authority. We have also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide services to Herbalife customers. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., and our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

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

Our ability to provide products and services to our distributors depends on the performance and availability of our core transactional systems. We upgraded our back office systems globally to the Oracle Enterprise Suite which is supported by a robust hardware and network infrastructure. The Oracle Enterprise Suite is a scalable and stable solution that provides a solid foundation upon which we are building our next generation Distributor facing Internet toolset. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs.

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

The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and a small portion of our top selling products which are manufactured in a recently acquired manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of this recently acquired manufacturing facility to produce products for additional international markets. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially under the FDA’s recently adopted cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Nature’s Bounty for protein powders, Fine Foods (Italy) for protein powders and nutritional supplements, Valentine Enterprises for protein powders and PharmaChem Labs for teas and Niteworks®. In the event any of our third-party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on third party manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights. For example, in a pending action in the U.S. federal courts, the Adidas companies have alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their own leaf mark associated with such goods. We are contesting these claims and do not believe that we are infringing on any third party intellectual property rights. However, there can be no assurance that one or more of our products will not be found to infringe upon other third party intellectual property rights in the future.

Since one of our products constitutes a significant portion of our retail sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 32% of retail sales for the fiscal years ended December 31, 2009 and 2008, and approximately 30% for fiscal year ended December 31, 2007. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

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

We lease all of our physical properties. During 2008, we relocated many of our executive offices to the LA Live complex in downtown Los Angeles, California, where we currently occupy approximately 65,000 square feet under a lease expiring in 2018. We also lease approximately 316,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 82,000 square feet and 130,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through June 2011 and December 2016, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 80,000 square feet under a lease expiring in 2019 for which we have a renewal option. In Venray, Netherlands, we lease our European centralized warehouse of approximately 150,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico we lease approximately 82,000 square feet of warehouse space with the term of the lease expiring in January 2015. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

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

On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On December 4, 2009, the Court ordered mediation to occur on February 8, 2010 and set a schedule for Herbalife’s motion for summary judgment to dismiss the sole remaining counterclaim by the defendants, with a hearing scheduled for March 9, 2010 if all matters were not resolved before that date. The mediation occurred but did not resolve any issues. No date has been set for trial. The Company believes that there is merit to its remaining claims for relief and that it has meritorious defenses to the remaining counterclaim.

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

Quarter Ended	High	Low

March 31, 2009	$23.46	$12.12
June 30, 2009	$31.98	$14.71
September 30, 2009	$35.87	$28.92
December 31, 2009	$44.43	$31.47

Quarter Ended	High	Low

March 31, 2008	$49.89	$37.55
June 30, 2008	$51.09	$35.70
September 30, 2008	$48.80	$36.94
December 31, 2008	$39.49	$14.47

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

The closing price of our common shares on February 18, 2010, was $40.90. The approximate number of holders of record of our common shares as of February 18, 2010 was 903. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Our common shares began trading on the NYSE on December 16, 2004. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2009. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2004 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Five Year Total Return

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Herbalife Ltd.	$100.00	$200.12	$247.14	$251.48	$138.83	$268.44
S&P 500 Index	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Peer Index	$100.00	$84.71	$96.73	$107.56	$69.20	$98.09

Information with Respect to Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. Since, the adoption of the dividend program, the Company’s board of directors have authorized a $0.20 per common share dividend each quarter. The aggregate amount of dividends paid and declared during fiscal year 2009, 2008 and 2007 was approximately $48.7 million, $50.7 million and $41.5 million, respectively.

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

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2009, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	in Column (a))(2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	8,061,337	$24.84	1,828,106
Equity compensation plans not approved by security holders	—	—	—
Total	8,061,337	$24.84	1,828,106

(1)	Consists of five plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the notes to our consolidated financial statements.

(2)	Includes 960,807 common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

Information with Respect to Purchases of Equity Securities by the Issuer

On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. As of December 31, 2009, the approximate dollar value of shares that could be repurchased under the Company’s share repurchase program was approximately $226.8 million.

The following is a summary of our repurchases of common shares during the three months ended December 31, 2009:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

October 1 — October 31	—	—	—	$267,509,540
November 1 — November 30	1,000,000	$40.71	1,000,000	$226,801,761
December 1 — December 31	—	$—	—	$226,801,761

Total	1,000,000	$40.71	1,000,000	$226,801,761

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data)

Income Statement Data:
Net sales	$2,324,577	$2,359,213	$2,145,839	$1,885,534	$1,566,750
Cost of sales	493,134	458,396	438,382	380,338	315,746

Gross profit	1,831,443	1,900,817	1,707,457	1,505,196	1,251,004
Royalty overrides	761,501	796,718	760,110	675,245	555,665
Selling, general and administrative expenses(1)	773,911	771,847	634,190	573,005	476,268

Operating income(1)	296,031	332,252	313,157	256,946	219,071
Interest expense, net	5,103	13,222	10,573	39,541	43,924

Income before income taxes	290,928	319,030	302,584	217,405	175,147
Income taxes	87,582	97,840	111,133	74,266	82,007

Net income	$203,346	$221,190	$191,451	$143,139	$93,140

Earnings per share
Basic	$3.32	$3.47	$2.75	$2.02	$1.35
Diluted	$3.22	$3.36	$2.63	$1.92	$1.28
Weighted average shares outstanding
Basic	61,221	63,785	69,497	70,814	68,972
Diluted	63,097	65,769	72,714	74,509	72,491
Other Financial Data:
Retail sales(2)	$3,690,061	$3,811,159	$3,511,003	$3,100,205	$2,575,716
Net cash provided by (used in):
Operating activities	285,056	272,988	270,811	184,447	143,352
Investing activities	(71,322)	(84,964)	(43,390)	(66,808)	(32,526)
Financing activities	(213,327)	(205,067)	(203,511)	(55,044)	(225,890)
Depreciation and amortization	62,437	48,732	35,115	29,995	35,436
Capital expenditures(3)	60,128	106,813	49,027	66,870	32,604

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents	$150,801	$150,847	$187,407	$154,323	$88,248
Receivables, net	76,958	70,002	58,729	51,758	37,266
Inventories	145,962	134,392	128,648	146,036	109,785
Total working capital	83,536	82,869	111,478	132,215	14,094
Total assets	1,146,050	1,121,318	1,067,243	1,016,933	837,801
Total debt	250,333	351,631	365,152	185,438	263,092
Shareholders’ equity(4)	359,311	241,731	182,244	353,890	168,888
Cash dividends per common share	0.80	0.80	0.60	—	—

(1)	The years ended December 31, 2009, 2008, 2007, and 2006 include approximately $1.3 million, $6.7 million, $5.8 million and $7.5 million of severance and related expenses, respectively, associated with restructuring.

(2)	Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and handling and freight income.

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

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Retail sales	$3,690,061	$3,811,159	$3,511,003	$3,100,205	$2,575,716
Distributor allowance	(1,696,444)	(1,778,866)	(1,658,569)	(1,472,527)	(1,225,441)

Product sales	1,993,617	2,032,293	1,852,434	1,627,678	1,350,275
Handling and freight income	330,960	326,920	293,405	257,856	216,475

Net sales	$2,324,577	$2,359,213	$2,145,839	$1,885,534	$1,566,750

(3)	Includes acquisition of property from capitalized leases and other long-term debt of $0.4 million, $18.2 million, $7.1 million, $2.6 million, and $1.1 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

(4)	During the years ended December 31, 2009, 2008 and 2007, we paid an aggregate $48.7 million, $50.7 million and $41.5 million in dividends, respectively, and repurchased $73.2 million, $137.0 million and $365.8 million of our common shares, respectively. During the years ended December 31, 2006 and 2005, we did not declare any dividends or repurchase any of our common shares.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.3 billion for the year ended December 31, 2009. As of December 31, 2009, we sold our products in 72 countries through a network of approximately 2.0 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 30-year operating history.

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

Historical information presented in this Annual Report on Form 10-K relating to our geographic regions has been reclassified to conform to our current geographic presentation.

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

	For the Year Ended December 31,
	2009	2008	% Change	2008	2007	% Change
	(Volume points in millions)

North America	779.9	750.4	3.9%	750.4	680.9	10.2%
Mexico	493.4	545.9	(9.6)%	545.9	593.2	(8.0)%
South & Central America	412.0	430.6	(4.3)%	430.6	415.9	3.5%
EMEA	466.4	497.1	(6.2)%	497.1	529.7	(6.2)%
Asia Pacific (excluding China)	570.7	438.7	30.1%	438.7	404.0	8.6%
China	115.3	115.9	(0.5)%	115.9	64.4	80.0%

Worldwide	2,837.7	2,778.6	2.1%	2,778.6	2,688.1	3.4%

Number of New Sales Leaders by Geographic Region during the Reporting Period

Another key non-financial measure on which we focus is the number of distributors qualified as new sales leaders under our compensation system. Excluding China, distributors qualify for sales leader status based on their Volume Points. The changes in the total number of sales leaders or changes in the productivity of sales leaders may cause Volume Points to increase or decrease. The fluctuation in the number of new sales leaders is a general indicator of the level of distributor recruitment.

	For the Year Ended December 31,
	2009	2008	% Change	2008	2007	% Change

North America	38,248	43,517	(12.1)%	43,517	42,473	2.5%
Mexico	21,826	26,046	(16.2)%	26,046	32,845	(20.7)%
South & Central America	29,052	45,416	(36.0)%	45,416	47,371	(4.1)%
EMEA	21,722	27,132	(19.9)%	27,132	31,831	(14.8)%
Asia Pacific (excluding China)	51,912	40,905	26.9%	40,905	40,174	1.8%

Total New Sales Leaders	162,760	183,016	(11.1)%	183,016	194,694	(6.0)%
New China Sales Employees	23,003	26,262	(12.4)%	26,262	15,365	70.9%

Worldwide Total New Sales Leaders	185,763	209,278	(11.2)%	209,278	210,059	(0.4)%

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on product and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those distributors who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year).

Sales Leaders Statistics (Excluding China)	2009	2008	2007
	(In thousands)

January 1 total sales leaders	456.9	451.6	400.6
January & February new sales leaders	20.6	28.6	26.7
Demoted sales leaders (did not re-qualify)	(181.4)	(167.7)	(135.9)
Other sales leaders (resigned, etc)	(1.4)	(2.8)	(1.4)

End of February total sales leaders	294.7	309.7	290.0

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2009	2008	2007
	(In thousands)

Sales leaders needed to re-qualify	304.0	284.0	236.2
Demoted sales leaders (did not re-qualify)	(181.4)	(167.7)	(135.9)

Total re-qualified	122.6	116.3	100.3

Retention rate	40.3%	41.0%	42.5%

The table below reflects the number of sales leaders as of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders			Sales Leaders Retention Rate
	2009	2008	2007	2009	2008	2007

North America	63,726	64,383	54,314	42.2%	43.5%	43.1%
Mexico	50,099	60,685	61,781	45.2%	44.4%	55.1%
South & Central America	67,876	67,808	52,204	32.2%	34.7%	33.2%
EMEA	53,371	59,446	64,862	48.7%	46.6%	46.2%
Asia Pacific (excluding China)	59,631	57,355	56,871	35.1%	34.3%	35.0%

Total Sales leaders	294,703	309,677	290,032	40.3%	41.0%	42.5%
China Sales Employees	29,684	25,294	8,759

Worldwide Total Sales Leaders	324,387	334,971	298,791

The number of sales leaders by geographic region as of the quarterly reporting dates will normally be higher than the number of sales leaders by geographic region as of the re-qualification period because sales leaders who do not re-qualify during the relevant twelve-month period will be deleted from the rank of sales leader the following February. Since sales leaders purchase most of our products for resale to other distributors and consumers, comparisons of sales leader totals on a year-to-year basis are indicators of our recruitment and retention efforts in different geographic regions.

The value of the average monthly purchase of Herbalife products by our sales leaders has remained relatively constant over time. Consequently, increases in our sales are driven by our retention of sales leaders, our recruitment and retention of distributors and by our distributors’ increased adoption of daily consumption business methods.

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

Presentation

“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “net sales,” which reflect distribution allowances and handling and freight income, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. You should not consider retail sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by changes in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percent change in the net sales from one period to another period in this Annual Report on Form 10K using “net sales in local currency” disclosure. Such net sales in local currency is not a U.S. generally accepted accounting principles, or GAAP, financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous period. We believe presenting net sales in local currency basis is useful to investors because it allows a more meaningful comparison of the net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollars measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with GAAP.

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

Royalty overrides are generally earned based on retail sales and provide potential earnings to distributors of up to 23% of retail sales or approximately 33% of our net sales. Royalty overrides together with distributor allowances of up to 50% represent the potential earnings to distributors of up to approximately 73% of retail sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits and our licensed business providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our traditional marketing program used in our other five regions. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and operating margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward and option contracts to partially mitigate our foreign currency exchange risk as discussed in further detail in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the year ended December 31, 2009 decreased 1.5% to $2,324.6 million as compared to $2,359.2 million in 2008. The decrease was primarily due to the unfavorable impact of currency fluctuations of $155.6 million. In local currency, net sales for the year ended December 31, 2009 increased 5.1%, as compared to the same period in 2008. For the year ended December 31, 2009, net sales in U.S. dollars in our top ten countries including the U.S., Brazil, Taiwan, China, Italy, South Korea, Venezuela and Malaysia increased 7.4%, 12.2%, 28.0%, 5.0%, 5.2%, 56.9%, 6.9% and 30.8%, respectively, as compared to the same period in 2008, while Mexico and Japan, decreased 25.3% and 14.5%, respectively, as compared to the same period in 2008. The increase in net sales in most of our top markets was mainly due to the successful conversions to daily consumption business models, branding activities and increased distributor recruiting. In Mexico, the negative impact of the Value Added Tax, or VAT, that has been levied by the Mexican government on the import and resale of certain nutrition products, which we began collecting from our distributors during the third quarter of 2008 contributed to the decline in net sales and distributor and sales leader recruiting. In Japan, lower net sales were mainly due to decline in distributor recruiting.

Net income for the year ended December 31, 2009 decreased 8.1% to $203.3 million, or $3.22 per diluted share, compared to $221.2 million, or $3.36 per diluted share, for the same period in 2008. The decrease was primarily driven by currency related revenue declines, higher cost of goods sold, depreciation expense, salaries and benefits, and advertising and promotion expense, partially offset by lower professional fees, sales event costs and interest expense and lower effective tax rate.

Net income for the year ended December 31, 2009 included a $12.2 million unfavorable after tax impact (net of $6.6 million tax benefit) related to incremental U.S. dollar cost of imports into Venezuela at the unfavorable parallel market exchange rate rather than the official currency exchange rate; a $0.9 million unfavorable after tax impact (net of $0.4 million tax benefit) in connection with our restructuring activities; and a $3.8 million net favorable impact to income taxes from the expiration of certain statute of limitations offset by a charge for an international income tax audit settlement. Net income for the year ended December 31, 2008 included a $4.8 million unfavorable after tax impact related to restructuring activities (net of $1.9 million tax benefit) and a $6.1 million valuation allowance on deferred tax asset for deferred interest.

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit new distributors and retain existing distributors, open new markets, further penetrate existing markets, introduce new products and programs that will help our distributors increase their retail efforts and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	21.2	19.4	20.4

Gross profit	78.8	80.6	79.6
Royalty overrides(1)	32.8	33.8	35.4
Selling, general and administrative expenses(1)	33.3	32.7	29.6

Operating income	12.7	14.1	14.6
Interest expense, net	0.2	0.6	0.5

Income before income taxes	12.5	13.5	14.1
Income taxes	3.8	4.1	5.2

Net income	8.7	9.4	8.9

(1)	Compensation to our China sales employees and licensed business providers is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Year ended December 31, 2009 compared to year ended December 31, 2008

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2009					2008
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
						(Dollars in millions)

North America	$844.8	$(403.1)	$441.7	$87.3	$529.0	$795.3	$(379.2)	$416.1	$80.8	$496.9	6.5%
Mexico	431.5	(210.3)	221.2	41.8	263.0	584.3	(284.8)	299.5	52.7	352.2	(25.3)%
South & Central America	605.3	(291.9)	313.4	53.5	366.9	665.9	(332.9)	333.0	50.6	383.6	(4.4)%
EMEA	816.0	(394.2)	421.8	82.4	504.2	927.7	(449.1)	478.6	92.1	570.7	(11.7)%
Asia Pacific	825.3	(382.1)	443.2	66.0	509.2	678.1	(318.0)	360.1	50.7	410.8	24.0%
China	167.2	(14.9)	152.3	—	152.3	159.9	(14.9)	145.0	—	145.0	5.0%

Worldwide	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	$3,811.2	$(1,778.9)	$2,032.3	$326.9	$2,359.2	(1.5)%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of our product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and leadership among the Chairman’s Club and President’s Team distributors and offer leading edge business tools to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped distributors increase their business, which in turn helps drive volume points in our business, and thus, net sales. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales reductions during the year ended December 31, 2009, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. This correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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

North America

The North America region reported net sales of $529.0 million for the year ended December 31, 2009. Net sales increased $32.1 million, or 6.5%, for the year ended December 31, 2009 as compared to the same period in 2008. In local currency, net sales increased 6.7% for the year ended December 31, 2009 as compared to the same period in 2008. The overall increase in the region was a result of net sales growth in the U.S. of $35.3 million, or 7.4%, as compared to the same period in 2008.

We continue to see the success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the continued development of the Weight Loss Challenge DMO. We also implemented a 5% price increase in the U.S. in February 2009. In terms of volume, the mix of business in the U.S. was 67% in the U.S. Latin market and 33% in the General market for the year ended December 31, 2009.

In October 2009, the region hosted a U.S. Latin market and General market Extravaganzas in Atlanta, GA. More than 14,000 distributors attended with 11,800 attending the U.S. Latin market event and 2,800 attending the General market event. Also, during 2009, the region hosted different events including a “Why Herbalife, Why Now?” tour, a series of Leadership Development Weekends, a Nutrition Club tour and a Recruiting tour. In total more than 30,000 distributors attended these events.

New sales leaders in the region decreased 12.1% for the year ended December 31, 2009, as compared to the same period in 2008. Total sales leaders in the region decreased 2.2% as of December 31, 2009 compared to December 31, 2008. New sales leaders in the U.S. decreased 11.7% for the year ended December 31, 2009, as compared to the same period in 2008.

We believe the fiscal year 2010 net sales in North America should increase year over year primarily as a result of the continuing transformation of our distributor business focus to a daily consumption model. We expect a majority of the growth to come from the U.S. Latin market.

Mexico

The Mexico region reported net sales of $263.0 million for the year ended December 31, 2009. Net sales for the year ended December 31, 2009, decreased $89.2 million, or 25.3%, as compared to the same period in 2008. In local currency, net sales for the year ended December 31, 2009 decreased 8.9% as compared to the same period in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $57.7 million on net sales for the year ended December 31, 2009.

Net sales comparisons for 2009 versus 2008 were negatively impacted by the collection of a VAT from our distributors that has been levied by the Mexican government on the import and resale of certain nutrition products. We began charging the VAT to distributors in the third quarter of 2008. Distributors previously paid 0% VAT on purchases of most of our nutrition products. Because Nutrition Clubs are the predominant DMO in Mexico, and are retail price-sensitive, the VAT increase has caused our volumes to decline. For the year ended December 31, 2008, this VAT increase affected approximately 58% of our sales volume in the region. For the first three quarters of 2009 this VAT increase affected approximately 58% of sales volume but for the fourth quarter of 2009, this VAT increase affected only approximately 20% of our sales volume. The reduced impact in the fourth quarter was due to the introduction in October 2009 of several re-formulated nutrition products which are not subject to the VAT charge that replaced our existing products that were subject to the VAT. Through the third quarter, net sales in local currency were 12.7% lower in 2009 on a year-to-date basis as compared to 2008. In the fourth quarter, local currency net sales increased 8.2% compared to the same period in 2008 and increased 1.2% sequentially compared to the third quarter of 2009. We believe that having these products available for sale without the VAT charge has been a positive boost for our Nutrition Club business and has contributed to the favorable sales results in the fourth quarter of 2009.

New sales leaders in Mexico decreased 16.2% for the year ended December 31, 2009, as compared to the same period in 2008. Total sales leaders in Mexico decreased 14.1% as of December 31, 2009, compared to December 31, 2008.

In September 2009, Mexico hosted an Extravaganza with over 14,600 attendees. In addition, during 2009, Mexico also hosted a motivational Global Expansion Team/Millionaire Team Retreat and Active Sales Leader schools. Total combined attendance at these two events was over 4,000 distributors.

We believe the fiscal year 2010 net sales in Mexico should increase year over year due to the reformulated products which are now being sold without the VAT charge as well as the assumption of a slightly favorable currency.

South and Central America

The South and Central America region reported net sales of $366.9 million for the year ended December 31, 2009. Net sales decreased $16.7 million or 4.4%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales were relatively flat for the year ended December 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had a $17.3 million unfavorable impact on net sales for the year ended December 31, 2009. The increase in local currency net sales in the region for the year ended December 31, 2009 was attributable to sales growth in Brazil and Venezuela as well as a full year of sales in Ecuador which was opened in the fourth quarter of 2008. Offsetting these increases were sales declines in Peru, Argentina, Bolivia, Chile, and Colombia.

In Brazil, the region’s largest market, net sales increased $18.5 million, or 12.2%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 20.4% for the year ended December 31, 2009, as compared to the same period in 2008. The increase in local currency net sales was primarily a result of distributors successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club and other daily consumption based DMOs. The fluctuation of foreign currency rates had a $12.5 million unfavorable impact on net sales for the year ended December 31, 2009.

Venezuela, the region’s second largest market, experienced a net sales increase of $5.5 million, or 6.9%, for the year ended December 31, 2009, as compared to the same period in 2008. The increase in sales for the year ended December 31, 2009, compared to 2008 primarily reflected lower sales in the prior year due to the cumulative effect from price increases of 20% and 25% in January and May 2008, respectively. In October 2008, we instituted changes in non-resident distributor compensation to address currency controls imposed by the Venezuelan government. Also, in June 2009 we instituted a 10% price increase along with further changes in non-resident distributor compensation to adjust for inflation and currency issues. Sales increased sequentially from the third to the fourth quarter of 2009 by 14.9%. We expect to make ongoing changes, as necessary, in pricing in Venezuela to mitigate the impact of inflation, currency devaluations, and currency restrictions.

New sales leaders in the region decreased 36.0% for the year ended December 31, 2009, as compared to the same period in 2008. The decrease was driven by a decline in new sales leaders in several markets including Argentina which decreased 72.8% for the year ended December 31, 2009, as compared to the same period in 2008; Peru, which decreased 61.0% for the year ended December 31, 2009, as compared to the same period in 2008; and Bolivia, which decreased 66.6% for the year ended December 31, 2009, as compared to the same period in 2008. Total sales leaders in the region decreased 14.4% as of December 31, 2009 compared to December 31, 2008. We believe these decreases reflect current economic conditions coupled with the transition, in several markets, to DMOs which focus on daily consumption.

We believe the fiscal year 2010 net sales in South and Central America should be relatively flat year over year. This assumes the negative impact of remeasuring Venezuela’s local sales at the parallel market exchange rate during fiscal year 2010, under high inflationary accounting rules, which is 63% less favorable than the official exchange rate that was used to translate Venezuela’s local sales in 2009. We expect the decrease in Venezuela net sales to be largely offset by slightly higher volume in other countries, price increases throughout the region, and a more favorable currency environment than in 2009.

EMEA

The EMEA region reported net sales of $504.2 million for the year ended December 31, 2009. Net sales decreased $66.5 million, or 11.7%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales decreased 3.7% for the year ended December 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $45.5 million for the year ended December 31, 2009.

Among the largest markets in the region, Italy, France and Spain, net sales increased 5.2%, and decreased 24.3% and 29.1%, respectively, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, Italy reported a net sales increase of 11.3% while France and Spain reported net sales decreases of 19.3% and 25.0%, respectively, for the year ended December 31, 2009, as compared to the same period in 2008.

In Spain, we are beginning to see an improvement resulting from the withdrawal of the Spanish Ministry of Health alert regarding Herbalife products. This alert was withdrawn in April 2009 requiring no action by the Company. Although Spain local currency net sales were down 25.0% for the full year 2009 compared to 2008, local currency net sales in the fourth quarter of 2009 were 1.9% higher as compared to the same period in 2008. In Russia, net sales decreased by 15.2% for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, however, net sales increased by 8.2% for the year ended December 31, 2009, as compared to the same period in 2008. The increase in local currency net sales was primarily driven by the adoption of the Office Club concept where all DMOs are carried out from a combined Office and Commercial Nutrition Club location. Net sales in the Netherlands decreased 7.5% for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, however, net sales decreased only 2.0% for the year ended December 31, 2009, as compared to the prior year period reflecting a re-activated distributor base that is utilizing the Wellness Evaluation and Healthy Breakfast DMOs. Net sales in Portugal decreased 43.7% for the year ended December 31, 2009, as compared to the same period in 2008. However, in local currency, Portugal net sales declined 40.6% for the year ended December 31, 2009, as it continues to transition towards a daily consumption model. We are beginning to see some improvement in Portugal as local currency net sales for the fourth quarter of 2009 were down only 6.9% compared to the same period in 2008.

For the year ended December 31, 2009, new sales leaders for the region decreased 19.9%. For the year ended December 31, 2009, the most significant decreases occurred in Spain, Portugal, France, and the Commonwealth of Independent States of Russia, or CIS countries, of 53.0%, 65.7%, 38.7% and 33.6%, respectively. These declines were partially offset by increases in Italy, Czech Republic, and Turkey where new sales leaders increased 5.1%, 57.1%, and 12.5%, respectively. Total sales leaders in the region decreased 12.5% as of December 31, 2009 compared to December 31, 2008.

In July 2009, EMEA held three regional Extravaganzas in Russia, Italy, and the Czech Republic with approximate attendance of 2,400, 7,600, and 7,800, respectively. In October 2009, South Africa held an Extravaganza with approximately 1,200 attendees.

We believe fiscal year 2010 net sales in EMEA should show an increase year over year due primarily to higher volume and selected price increases.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $509.2 million for the year ended December 31, 2009. Net sales increased $98.4 million, or 24.0%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 32.7% for the year ended December 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had an unfavorable impact of $36.0 million on net sales for the year ended December 31, 2009. The increase in net sales in Asia Pacific for the year ended December 31, 2009, was primarily attributable to net sales increases in three of our largest markets in the region, Taiwan, South Korea and Malaysia, partially offset by a decrease in Japan. The increase in net sales in India, one of our emerging markets, also contributed to the increase in net sales in the region.

Net sales in Taiwan, our largest market in the region, increased $36.1 million, or 28.0%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 34.3% for the year ended December 31, 2009, as compared to the same period in 2008. Adoption of the Nutrition Club DMO, in the form of Commercial Clubs, continues to be a positive catalyst for growth in this country. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $8.1 million for the year ended December 31, 2009, as compared to the same period in 2008.

Net sales in South Korea, our second largest market in the region, increased $41.7 million, or 56.9%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 77.2% for the year ended December 31, 2009, as compared to the same period in 2008. The increase in local currency net sales for the year ended December 31, 2009 was primarily driven by the adoption of the Nutrition Club DMO, in the form of Commercial Clubs along with the Premium Herbalife Opportunity Meeting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $14.8 million for the year ended December 31, 2009, as compared to the same period in 2008.

Net sales in Japan, our third largest market in the region, decreased $9.7 million, or 14.5%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales decreased 10.6% for the year ended December 31, 2009, as compared to the same period in 2008. The decrease in local currency net sales for the year ended December 31, 2009, was driven by a continuing decline in distributor recruiting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.6 million for the year ended December 31, 2009, as compared to the same period in 2008.

Net sales in Malaysia, our fourth largest market in the region, increased $12.0 million, or 30.8%, for the year ended December 31, 2009, as compared to the same period in 2008, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 39.2% for the year ended December 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $3.3 million for the year ended December 31, 2009, as compared to the same period in 2008.

Net sales in India increased $12.8 million, or 97.7%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 117.8% for the year ended December 31, 2009, as compared to the same period in 2008. The increase in local currency net sales for the year ended December 31, 2009, was driven by the adoption of the Nutrition Club DMO. The number of clubs at December 31, 2009 was 555 compared to 100 at December 31, 2008. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.6 million for the year ended December 31, 2009, as compared to the same period in 2008.

In June, Korea hosted a regional Extravaganza with approximately 13,800 attendees. In September, Taiwan hosted an Asia-Pacific regional University with attendance of approximately 11,000 distributors.

New sales leaders in the region increased 26.9% for the year ended December 31, 2009, as compared to the same period in 2008. New sales leaders for India, Korea and Taiwan increased 112.4%, 71.8% and 19.8%, respectively, for the year ended December 31, 2009 compared to the same period in 2008. These increases were offset by declines in Japan and Philippines of 57.0% and 10.5%, respectively, for the year ended December 31, 2009 compared to the same period in 2008. Total sales leaders in the region increased 15.0% as of December 31, 2009 compared to December 31, 2008.

We believe the fiscal year 2010 net sales in Asia Pacific should increase year over year due primarily to higher volume in existing markets as well as the full year impact of Vietnam (which was opened during the fourth quarter of 2009).

China

Net sales in China were $152.3 million for the year ended December 31, 2009. Net sales increased $7.3 million, or 5.0%, for the year ended December 31, 2009, as compared to the same period in 2008. In local currency, net sales increased 3.6% for the year ended December 31, 2009, as compared to the same period in 2008. The fluctuation of foreign currency rates had a favorable impact of $2.1 million on net sales for the year ended December 31, 2009.

The current focus in China is to expand the Nutrition Club DMO to enhance the retail focus and thereby increase the emphasis on daily consumption methods of operation. As experienced in other markets, such as Brazil, which have gone through a similar transition, China has been experiencing a slow-down in sales growth as service providers begin to build their nutrition club business. We believe that the nutrition club concept is starting to gain traction as witnessed by the growth in clubs over the past year. While we believe the nutrition club DMO has tremendous potential to expand throughout China and achieve success similar to Taiwan and South Korea, we also realize that the process is still in its early development stage and will most likely build gradually over the next few years.

In early July 2009, China’s Ministry of Commerce granted five additional licenses for us to conduct direct-selling business in the provinces of Fujian, Shan’Xi, Sichuan, Hubei, and Shanghai. All licenses became effective immediately, except Shanghai, which will be activated after we open our service outlets. Additionally, our license for Beijing, which was granted in July 2008 with the same condition as noted above for Shanghai, is now active. We received our first direct-selling license in China in March 2007 for the cities of Suzhou and Nanjing in the Jiangsu province. An additional license was granted in July of the same year to conduct business throughout the entire Jiangsu province. In July 2008, we received five additional licenses for the provinces of Beijing, Guangdong, Shandong, Zhejiang and Guizhou. The 11 provinces in which we now have direct-selling licenses represent an addressable population of approximately 599 million. As of December 31, 2009, we are operating 75 retail stores in 30 provinces in China.

New sales employees in China decreased 12.4% for the year ended December 31, 2009, as compared to the same period in 2008. Total sales employees in China increased 2.7% as of December 31, 2009 compared to December 31, 2008.

We believe the fiscal year 2010 net sales in China should increase year over year, primarily as a result of higher volume due to continued adoption and expansion of nutrition clubs.

Sales by Product Category

	Year Ended December 31,
	2009					2008
				Handling &					Handling &		% Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

Weight Management	$2,392.2	$(1,142.0)	$1,250.2	$214.6	$1,464.8	$2,469.9	$(1,196.8)	$1,273.1	$211.9	$1,485.0	(1.4)%
Targeted Nutrition	806.3	(384.9)	421.4	72.3	493.7	818.0	(396.4)	421.6	70.2	491.8	0.4%
Energy, Sports and Fitness	161.2	(77.0)	84.2	14.5	98.7	165.6	(80.2)	85.4	14.2	99.6	(0.9)%
Outer Nutrition	209.6	(100.1)	109.5	18.8	128.3	243.8	(118.1)	125.7	20.9	146.6	(12.5)%
Literature, Promotional and Other	120.8	7.5	128.3	10.8	139.1	113.9	12.6	126.5	9.7	136.2	2.1%

Total	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	$3,811.2	$(1,778.9)	$2,032.3	$326.9	$2,359.2	(1.5)%

Net sales for Weight Management, Energy, Sports and Fitness and Outer Nutrition products decreased for the year ended December 31, 2009, as compared to the same period in 2008, partially offset by an increase in Targeted Nutrition and Literature, Promotional and Other product category for the year ended December 31, 2009, as compared to the same period in 2008, mainly due to the factors described in the above discussions of the individual geographic regions. In addition, net sales for Outer Nutrition decreased in part due to the distributor focus on DMOs that are centered towards Weight Management products.

Gross Profit

Gross profit was $1,831.4 million for the year ended December 31, 2009, as compared to $1,900.8 million for the same period in 2008. As a percentage of net sales, gross profit for the year ended December 31, 2009 decreased to 78.8%, as compared to 80.6% for the same period in 2008. The decrease was primarily due to the unfavorable impact from currency fluctuations, changes in country mix, and the unfavorable impact during 2009 of recognizing $18.8 million incremental U.S. dollar cost of imports into Venezuela at the unfavorable parallel market exchange rate rather than the official currency exchange rate. Our gross profit is expected to continue to be negatively impacted in future periods as our Bolivar net sales will be remeasured to U.S. dollars at the less favorable parallel market exchange rate under highly inflationary accounting rules, based on the Company’s current specific facts and circumstances. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela. We believe that we have the ability to partially mitigate certain of these cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides as a percentage of net sales was 32.8% for the year ended December 31, 2009, as compared to 33.8% for the same period in 2008. The decrease for the year ended December 31, 2009, was primarily due to changes in country mix and the increase in net sales in China where compensation to our full-time sales employees and licensed business providers is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. We anticipate fluctuations in royalty overrides as a percent of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales was 33.3% for the year ended December 31, 2009, as compared to 32.7% for the same period in 2008.

For the year ended December 31, 2009, selling, general and administrative expenses increased $2.1 million to $773.9 million compared to the same period in 2008. The increase for the year ended December 31, 2009 included $7.6 million in higher salaries and benefits, primarily related to China sales employees and licensed business providers; and $13.8 million in higher depreciation and amortization expenses, related to the development of our technology infrastructure and the expansion and relocation of certain operations to new facilities. These increases were offset by $6.9 million in lower professional fees; $5.5 million in lower advertising, promotion costs and distributor sales events primarily reflecting currency fluctuations and location of events; $2.6 million in lower bad debt expense; $2.6 million in lower litigation costs; and $1.4 million in lower occupancy costs.

We expect 2010 selling, general and administrative expenses to increase in absolute dollars over 2009 levels reflecting higher China sales employee costs, increased depreciation, primarily related to our global Oracle implementation, and various sales growth initiatives, including distributor promotions. As a result of these factors, selling, general and administrative expenses as a percentage of net sales are expected to be above 2009 levels. Excluding China sales employee costs, we expect selling, general and administrative expenses as a percentage of net sales to be approximately equal to 2009 levels.

Net Interest Expense

Net interest expense is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Net Interest Expense	2009	2008
	(Dollars in millions)

Interest expense	9.6	20.1
Interest income	(4.5)	(6.9)

Total Net Interest Expense	$5.1	$13.2

The decrease in interest expense for the year ended December 31, 2009 as compared to the same period in 2008 was primarily due to lower interest rates and lower average debt balance in 2009 as compared to 2008. See “Liquidity and Capital Resources” in this section for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $87.6 million for the year ended December 31, 2009, as compared to $97.8 for the same period in 2008. As a percentage of pre-tax income, the effective income tax rate was 30.1% for the year ended December 31, 2009, as compared to 30.7% for the same period in 2008. The decrease in the effective tax rate for the year ended December 31, 2009, as compared to the same period in 2008, was primarily due to a change in the operating effective rate reflecting changes in the country mix, and a non-cash benefit of $4.9 million due to the expiration of certain statute of limitations, partially offset by a charge for an international income tax audit settlement of $1.1 million.

Restructuring Costs

As part of our restructurings, we recorded $1.3 million and $6.7 million of professional fees, severance and related costs for the year ended December 31, 2009 and 2008, respectively. All such amounts were included in selling, general and administrative expenses.

Year ended December 31, 2008 compared to year ended December 31, 2007

The discussion below for the years ended December 31, 2008 and 2007 have been revised from how it was previously disclosed to conform it to the December 31, 2009 presentation in connection with the restructuring of our geographic regions during the first quarter of 2009, in which we designated Mexico as a separate region and combined South America and Central America into one region.

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2008					2007
				Handling &					Handling &		Change
	Retail	Distributor	Product	Freight	Net	Retail	Distributor	Product	Freight	Net	in Net
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Sales
	(Dollars in millions)

North America	$795.3	$(379.2)	$416.1	$80.8	$496.9	$708.8	$(338.3)	$370.5	$68.2	$438.7	13.3%
Mexico	584.3	(284.8)	299.5	52.7	352.2	623.9	(303.8)	320.1	50.7	370.8	(5.0)%
South & Central America	665.9	(332.9)	333.0	50.6	383.6	546.6	(271.3)	275.3	38.6	313.9	22.2%
EMEA	927.7	(449.1)	478.6	92.1	570.7	924.0	(445.5)	478.5	89.2	567.7	0.5%
Asia Pacific	678.1	(318.0)	360.1	50.7	410.8	625.1	(293.1)	332.0	46.7	378.7	8.5%
China	159.9	(14.9)	145.0	—	145.0	82.6	(6.6)	76.0	—	76.0	90.8%

Worldwide	$3,811.2	$(1,778.9)	$2,032.3	$326.9	$2,359.2	$3,511.0	$(1,658.6)	$1,852.4	$293.4	$2,145.8	9.9%

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

The increase in net sales in North America was primarily due to the continued success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the recent development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 64% U.S. Latin market and 36% General market for the year ended December 31, 2008.

In October 2008, the region hosted an Extravaganza in Los Angeles that was attended by over 13,000 distributors.

New sales leaders in the region increased 2.5% for the year ended December 31, 2008, as compared to the same period in 2007. Total sales leaders in the region increased 10.1%. New sales leader growth in the United States was 2.9% for the year ended December 31, 2008, as compared to the same period in 2007.

Mexico

The Mexico region reported net sales of $352.2 million for the year ended December 31, 2008. Net sales for the year ended December 31, 2008 decreased $18.6 million, or 5.0%, as compared to 2007. In local currency, net sales for the year ended December 31, 2008 decreased by 4.7%, as compared to 2007. The fluctuation of foreign currency rates had an unfavorable impact of $1.1 million on net sales for the year ended December 31, 2008.

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

New sales leaders in Mexico decreased 20.7% for the year ended December 31, 2008, as compared to the same period in 2007. Total sales leader growth in the region decreased 10.7%.

In July 2008, the region hosted an Extravaganza in Mexico City that was attended by over 15,000 distributors.

South and Central America

The South and Central America region reported net sales of $383.6 million for the year ended December 31, 2008. Net sales increased $69.7 million or 22.2% for the year ended December 31, 2008, as compared to 2007. In local currency, net sales increased 18.1% for the year ended December 31, 2008, as compared to the same period in 2007. The fluctuation of foreign currency rates had a $12.9 million favorable impact on net sales for the year ended December 31, 2008. The increase in net sales in the region was attributable to net sales increases in Venezuela, Peru and Brazil, and partially offset by a decline in Argentina.

In Brazil, the region’s largest market, net sales increased $18.8 million, or 14.1%, for the year ended December 31, 2008, as compared to the same period in 2007. The increase in net sales was a result of successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club DMO. In addition, the timing of the 2008 Extravaganza, which was held in July 2008 versus December 2007, created positive distributor momentum. Favorable foreign currency fluctuations of $9.0 million also contributed to the increase in net sales for the year ended December 31, 2008.

Venezuela, the region’s second largest market, experienced net sales increase of $27.7 million or 53.2%, for the year ended December 31, 2008 as compared to the same period in 2007; however, volumes slowed in the second half of the year as a result of price increases of 20% and 25% in January and May 2008, respectively.

In addition to the Extravaganza held in Brazil, in February 2008, the South and Central America region also hosted Extravaganza events in Argentina and Venezuela with over 20,000 distributors in attendance.

New sales leaders in the region decreased 4.1% for the year ended December 31, 2008, as compared to the same period in 2007. For the year ended December 31, 2008, the decrease was driven by declines in Argentina, Colombia and Brazil of 46.8%, 25.2% and 7.4%, respectively, as compared to the same period in 2007. These declines were offset by increases in new sales leader growth in Bolivia and Peru which increased 52.1% and 23.3%, respectively, for the year ended December 31, 2008 as compared to the same period in 2007. Total sales leader growth in the region increased 15.2%.

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

For the year ended December 31, 2008, new sales leaders for the region decreased 14.8%, with declines in Portugal, Germany and Spain of 69.3%, 49.8% and 29.9%, respectively. These declines were offset by increases in Russia, France and Italy, where new sales leaders increased 43.9%, 14.7% and 13.4%, respectively, for the year ended December 31, 2008. Total sales leader growth in the region decreased 10.6%.

In June 2008, the EMEA region hosted an Extravaganza event in Barcelona that had over 16,000 distributors in attendance.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $410.8 million for the year ended December 31, 2008. Net sales increased $32.1 million, or 8.5%, for the year ended December 31, 2008, as compared to the same period in 2007. In local currency, net sales increased 9.1% for the year ended December 31, 2008, as compared to same period in 2007. The fluctuation of foreign currency rates had an unfavorable impact of $2.3 million on net sales for the year ended December 31, 2008. The increase in net sales in Asia Pacific was primarily attributable to increases in three of our largest markets in the region, Taiwan, South Korea and Malaysia, partially offset by a decrease in Japan.

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

New sales leaders in the region increased 1.8% for the year ended December 31, 2008, as compared to the same period in 2007. New sales leaders for Malaysia, Korea and Taiwan increased 55.6%, 28.5% and 8.0%, respectively, for the year ended December 31, 2008. These increases were offset by declines in Japan and Thailand of 42.7% and 30.9%, respectively, for the year ended December 31, 2008. Total sales leader growth in the region increased 1.5%.

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

Gross Profit

Gross profit was $1,900.8 million for the year ended December 31, 2008, as compared to $1,707.5 million in 2007. As a percentage of net sales, gross profit for the year ended December 31, 2008 increased slightly to 80.6% as compared to 79.6% for the same period in 2007. The increase in gross profit percentage was primarily due to country mix and foreign exchange fluctuations. Generally, gross profit percentages do not vary significantly as a percentage of net sales. We experienced ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting then current global economic trends.

Royalty Overrides

Royalty overrides as a percentage of net sales was 33.8% for the year ended December 31, 2008, as compared to 35.4% in the same period in 2007. The decrease for the year ended December 31, 2008 was primarily due to the increase in net sales in China where compensation to our full-time sales employees is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marking plan. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net sales was 32.7% for the year ended December 31, 2008, as compared to 29.6% for the same period in 2007.

For the year ended December 31, 2008, selling, general and administrative expenses increased $137.6 million to $771.8 million from $634.2 million in 2007. The increase for the year ended December 31, 2008 included $64.3 million in higher salaries and benefits due primarily to normal merit increases, higher stock based compensation expenses, unfavorable impact of foreign currency fluctuations, coupled with severance related to our restructuring (as discussed in Note 13, Restructuring Reserve, in the Notes to our consolidated financial statements), and higher compensation costs associated with full-time sales employees in China, $14.1 million in higher distributor sales events costs, $13.6 million in higher depreciation and amortization expenses, related mostly to the development of our technology infrastructure and the expansion and relocation to new facilities, $11.2 million in higher advertising and promotion expenses, $3.4 million in higher credit card fees due to the increase in sales, and $3.2 million in higher professional fees. These increases were partially offset by lower foreign currency exchange losses of $6.7 million as compared to 2007.

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

Net Income

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

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over the recent years, which together, since the inception of the original share repurchases and dividends program that was first initiated during 2007, amounted to approximately $716.9 million. Our use of the credit facility for only these purposes and not for general working capital and capital expenditure needs has limited the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $159.0 million of undrawn capacity as of December 31, 2009, and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.

For the year ended December 31, 2009, we generated $285.1 million of operating cash flow, as compared to $273.0 million for the same period in 2008. The increase in cash generated from operations was primarily due to the increase in non-cash items included in net income for the year ended December 31, 2009, as compared to the same period in 2008, lower interest payments due to lower average debt balance and lower interest rates and the favorable change in operating assets for the year ended December 31, 2009, compared to the same period in 2008. This was partially offset by lower operating income, higher income tax payments, and unfavorable change in operating liabilities for the year ended December 31, 2009, as compared to the same period in 2008.

Capital expenditures, including capital leases, for the year ended December 31, 2009, were $60.1 million as compared to $106.8 million for the same period in 2008. The majority of these expenditures represented investments in management information systems, primarily the global roll-out of Oracle, the development of our distributor internet initiatives, and the expansion of our domestic and international facilities. The decrease from 2008 primarily reflects lower spending in 2009 as the Oracle roll-out project was completed during the third quarter of 2009. We expect to incur total capital expenditures of approximately $75.0 million for the full year of 2010.

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

In March 2007, we made a prepayment of $29.5 million on our term loan borrowings. During 2007, we borrowed an aggregate amount of $293.7 million and paid $85.0 million of the revolving credit facility. During 2008, we borrowed an aggregate amount of $118.0 million and paid $149.0 million of the revolving credit facility. During 2009, we borrowed an aggregate amount of $212.0 million under the revolving credit facility and paid $298.7 million of the revolving credit facility. During the years ended December 31, 2009, 2008, and 2007, these borrowings were primarily related to our share repurchases and dividends program as discussed further below.

The following summarizes our contractual obligations including interest at December 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2015 &
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in millions)

Borrowings under the senior credit facility	$249.0	$5.5	$5.5	$95.8	$142.2	$—	$—
Capital leases	5.2	2.0	1.7	1.5	—	—	—
Operating leases	158.6	35.8	26.4	21.5	19.4	17.8	37.7
Other	21.3	15.6	5.7	—	—	—	—

Total	$434.1	$58.9	$39.3	$118.8	$161.6	$17.8	$37.7

Off-Balance Sheet Arrangements

At December 31, 2009 and December 31, 2008, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Share Repurchases

On April 18, 2007, our board of directors authorized the repurchase of up to $300 million of our common shares during the next two years, at such times and prices as determined by our management, as market conditions warrant. On August 23, 2007, our board of directors approved an increase of $150 million, raising the total value of our common shares authorized to be repurchased to $450 million. On May 20, 2008, our board of directors approved an additional increase of $150 million to our previously authorized share repurchase program raising the total value of common shares authorized to be repurchased to $600 million. On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, our board of directors authorized a new program for us to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management, as market conditions warrant. As of December 31, 2009, the approximate dollar value of shares that could be repurchased under the new share repurchase program was approximately $226.8 million.

During the year ended December 31, 2009, we repurchased approximately 2.0 million of our common shares through open market purchases at an aggregate cost of approximately $73.2 million or an average cost of $36.60 per share. During the year ended December 31, 2008, we repurchased approximately 4.6 million of our common shares through open market purchases at an aggregate cost of $137.0 million, or an average cost of $29.60 per share. During the year ended December 31, 2007, we repurchased approximately 9.1 million of our common shares through open market purchases at an aggregate cost of $365.8 million or an average cost of $40.42 per share.

The number of shares issued upon vesting or exercise for certain restricted stock units and stock appreciation rights granted, pursuant to the Company’s share-based compensation plans, is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Since, the adoption of the dividend program, our board of directors has authorized $0.20 per common share dividend in each quarter. The aggregate amount of dividends paid and declared during the year ended December 31, 2009, 2008 and 2007 was approximately $48.7 million, $50.7 million and $41.5 million, respectively.

On February 19, 2010, our Board of Directors approved a quarterly cash dividend of $0.20 per common share, for the fourth quarter, to shareholders of record effective March 2, 2010, payable on March 16, 2010.

Working Capital and Operating Activities

As of December 31, 2009 and 2008, we had positive working capital of $83.5 million and $82.9 million, respectively. Cash and cash equivalents were $150.8 million at December 31, 2009 and 2008.

We expect that cash and funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our term loan and amounts outstanding under our revolving credit facility, for the next twelve months.

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

Venezuela’s Currency Restrictions

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. The application and approval processes have been intermittently delayed in recent periods, and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. In certain instances, we have made appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate, which represents the exchange rate we expect to settle these CADIVI registered balances. Therefore, these CADIVI registered balances were recorded and remeasured at the official exchange rate at December 31, 2009. In other instances, in order to timely provide products to our distributors, we did not register certain shipments with CADIVI, or non-CADIVI registered, and instead used a legal parallel market mechanism for payment. If CADIVI does not approve further exchanges at the official exchange rate, Herbalife Venezuela could continue to use a legal parallel exchange process to exchange U.S. dollars in addition to going through CADIVI to obtain the official rate. The parallel exchange rate was approximately 63% less favorable than the official exchange rate as of December 31, 2009 and could further deteriorate in future periods which would have a negative impact to our earnings if we are unable to access the official rate.

During the fourth quarter of 2009, due to the currency restrictions in obtaining U.S. dollars at the official currency exchange rate and in order to mitigate our currency exchange risk in Venezuela, Herbalife Venezuela entered into a series of parallel market transactions and exchanged 105.0 million Bolivars for approximately $19.5 million U.S. dollars at an average rate of approximately 5.4 Bolivars per U.S. dollar. Also, during the fourth quarter of 2009, Herbalife Venezuela settled $13.6 million of its U.S. dollar denominated non-CADIVI registered intercompany shipment payables that were initially recorded and then subsequently remeasured at the parallel market exchange rate. Therefore, the settlement of these intercompany shipment payables did not result in any net foreign exchange gains or losses recorded in our consolidated statement of income. The incremental costs relating to these intercompany shipments are included in cost of sales in our consolidated statements of income as these inventories are sold in current and future periods. Incremental costs of $18.8 million were recorded in cost of sales in our consolidated statement of income during fiscal year 2009, and approximately $12.7 million incremental costs are expected to be recorded during 2010.

As of December 31, 2009, Herbalife Venezuela’s $5.9 million U.S. dollar cash and cash equivalents residing in its U.S. dollar bank account were remeasured to Bolivars at the parallel market exchange rate of approximately 5.9 Bolivars per U.S. dollar. These remeasured cash and cash equivalents were translated at the official rate of 2.15 Bolivars per U.S. dollar and reported as $15.8 million in our consolidated balance sheet at December 31, 2009. In our specific facts and circumstances, U.S. GAAP requires us to use the dividend remittance rate (the official exchange rate) for translation purposes, and the parallel market exchange rate (the applicable rate at which a particular transaction could be settled) for certain remeasurement purposes. Due to the difference between the remeasurement rate and translation rate, the cash and cash equivalents relating to Herbalife Venezuela reported on our consolidated balance sheet at December 31, 2009, is $9.9 million greater than the U.S. dollar amount residing in

Herbalife Venezuela’s U.S. dollar bank account and therefore does not necessarily reflect the true purchasing power of these reported U.S. dollar cash and cash equivalents.

At December 31, 2009, Herbalife Venezuela had reported cash and cash equivalents of approximately $34.2 million of which $15.8 million was denominated in U.S. dollars and $18.4 million was denominated in Bolivars. The cash and cash equivalents were translated at the official exchange rate, which is the rate applicable for dividend remittance.

At December 31, 2009, Herbalife Venezuela’s net sales represented approximately 4% of our consolidated worldwide net sales for the year ended December 31, 2009.

Highly Inflationary Economy in Venezuela

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded the three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela is considered a highly inflationary economy. Beginning January 1, 2010, pursuant to the highly inflationary basis of accounting, Herbalife Venezuela will change its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact our consolidated earnings. In addition, Bolivar denominated monetary assets and liabilities will be remeasured at the end of each reporting period using the currency exchange rate at that time and any foreign exchange gains and losses will be recognized in earnings until such time as the economy is no longer considered highly inflationary. Based on our current facts and circumstances, beginning January 1, 2010, we plan to use the parallel market exchange rate for remeasurement purposes under the highly inflationary accounting rules. Our ability to access the official exchange rate and the parallel market exchange rate could impact the determination of the appropriate exchange rates we use for remeasurement purposes in future periods.

At December 31, 2009, prior to the determination of Venezuela as a highly inflationary economy, certain of our U.S. dollar balances were remeasured to the functional Bolivar currency using the parallel market exchange rate and Bolivars were translated to U.S. dollars using the official rate. On January 1, 2010, upon Venezuela being designated as a highly inflationary economy, we anticipate to record foreign exchange losses in our fiscal year 2010 consolidated statement of income relating to the remeasurement of Herbalife Venezuela’s monetary assets and liabilities. We plan to use the parallel market exchange rate for remeasurement of Herbalife Venezuela’s monetary assets and liabilities on its opening January 1, 2010 consolidated balance sheet and expect to record a charge of approximately $15.1 million pre-tax foreign currency losses in our fiscal year 2010 consolidated statement of income, which includes the $9.9 million pre-tax foreign exchange loss relating to its U.S. dollar cash and cash equivalents reported at December 31, 2009, as discussed above. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported on our consolidated balance sheet at December 31, 2009, which includes U.S. dollar denominated cash, will be reduced to $12.5 million on January 1, 2010 assuming the parallel market exchange rate is used for remeasurement. However, nonmonetary assets, such as inventory, reported on our consolidated balance sheet at December 31, 2009, will remain at historical dollar cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, we anticipate that incremental inventory costs will negatively impact our 2010 fiscal year consolidated statement of income by approximately $12.7 million, pre-tax, as they will not be devalued based on the 2010 exchange rates but will be expensed at their historical dollar costs.

Also in early January 2010, Venezuela announced an official rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. Herbalife’s imports are expected to fall into both classifications. During Fiscal Year 2010, we plan to continue making applications with CADIVI in order to obtain U.S. dollars at the official foreign exchange rate from CADIVI. In future periods, if we use the unfavorable parallel market exchange rate for remeasurement purposes, U.S. dollars obtained from CADIVI at the official rate could have a positive impact to our consolidated net earnings. We continue to assess and monitor the current economic and political environment in Venezuela.

Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands except per share data)

Operations:
Net sales	$630,871	$600,218	$571,805	$521,683	$512,877	$602,199	$639,700	$604,437
Cost of sales	136,515	131,777	122,442	102,400	96,061	116,620	128,049	117,666

Gross profit	494,356	468,441	449,363	419,283	416,816	485,579	511,651	486,771
Royalty overrides	204,580	194,639	186,750	175,532	168,375	200,323	215,300	212,720
Selling, general and administrative expenses	205,691	195,968	190,794	181,458	187,573	196,761	203,113	184,400

Operating income	84,085	77,834	71,819	62,293	60,868	88,495	93,238	89,651
Interest expense, net	1,016	1,037	1,338	1,712	2,858	3,407	3,167	3,791

Income before income taxes	83,069	76,797	70,481	60,581	58,010	85,088	90,071	85,860
Income taxes	27,413	18,902	22,228	19,039	24,351	27,004	22,991	23,493

Net income	$55,656	$57,895	$48,253	$41,542	$33,659	$58,084	$67,080	$62,367

Earnings per share
Basic	$0.92	$0.95	$0.78	$0.68	$0.54	$0.91	$1.04	$0.97
Diluted	$0.88	$0.91	$0.77	$0.67	$0.53	$0.89	$1.01	$0.93
Weighted average shares outstanding
Basic	60,492	61,234	61,642	61,510	62,707	63,594	64,282	64,381
Diluted	63,004	63,397	62,929	61,614	63,187	65,439	66,110	67,200

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

On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On December 4, 2009 the Court ordered mediation to occur on February 8, 1010 and set a schedule for Herbalife’s motion for summary judgment to dismiss the sole remaining counterclaim by the defendants, with a hearing scheduled for March 9, 2010 if all matters were not resolved before that date. The mediation occurred but did not resolve any issues. No date has been set for trial. The Company believes that there is merit to its remaining claims for relief and that it has meritorious defenses to the remaining counterclaim.

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

Critical Accounting Policies

Our Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We regularly evaluate our estimates and assumptions related to revenue recognition, allowance for product returns, inventory reserves, stock-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our operating results, financial condition and cash flows.

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under FASB Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our recently acquired manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 72 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title and risk of loss passes to the independent distributor or importer or as products are sold in our retail stores in China. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as “distributor allowances”, and amounts billed for freight and handling costs. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.5%, 0.8% and 1% of retail sales for the years ended December 31, 2009, 2008 and 2007, respectively.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $9.3 million and $11.6 million as of December 31, 2009 and 2008, respectively.

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

Goodwill and other intangibles not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations, or ASC 805. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of December 31, 2009 and 2008, we had goodwill of approximately $102.5 million and $110.7 million, respectively, and marketing franchise of approximately $310.0 million at December 31, 2009, and December 31, 2008. No marketing related intangibles or goodwill impairment was recorded during the year ended December 31, 2009.

Contingencies are accounted for in accordance with the FASB ASC Topic 450, Contingencies, or ASC 450. ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and have been reduced by a valuation allowance to reflect them at amounts estimated to be ultimately realized. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, we believe it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

We account for uncertain tax positions in accordance with the FASB ASC Topic 740, Income Taxes, or ASC 740 which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

We account for share-based compensation in accordance with the FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is primarily based upon the historical volatility of our common shares and, due to the limited period of public trading data for our common shares, it is also validated against the volatility of a company peer group. The expected life of awards is based on the simple average of the average vesting period and the life of the award, or the simplified method. As share-based compensation expense recognized in the Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures differ from estimates, additional expense or reversal of previous expense are recorded. Forfeitures were estimated based on historical experience.

We account for foreign currency transactions in accordance with ASC Topic 830, Foreign Currency Matters. In substantially all of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

New Accounting Pronouncements

In January 2010, the FASB issued Final Accounting Standards Update, or ASU, 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 sets forth additional requirements and guidance regarding disclosures of fair value measurements. ASU 2010-06 requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, relating to the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009, except for the Level 3 roll forward, which is effective for fiscal years and interim periods beginning after December 15, 2010. The Company is assessing the potential effect of this guidance on the consolidated financial statements.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity, or VIE, should be consolidated. The new consolidation model for VIE’s considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIE’s to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2010 fiscal year. The Company is assessing the potential effect of this guidance on the consolidated financial statements.

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

We have adopted FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statements of income when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow fluctuations associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the recent significant volatility in the foreign exchange market, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange market and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees as discussed below in this section, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. Foreign exchange average rate option contracts are also used to mitigate the impact of foreign currency rate fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the operating results of our subsidiaries. The fair value of forward and option contracts is based on third-party bank quotes.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC Topic 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of December 31, 2009, the aggregate notional amounts of these contracts outstanding were approximately $66.8 million and were expected to mature over the next fourteen months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2009 and December 31, 2008, we recorded an asset and liability at fair value of $2.3 million and $0.1 million, respectively, relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the year ended December 31, 2009, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2009.

As of December 31, 2009 and 2008, substantially all of our foreign exchange forward contracts had a maturity of less than one year. The following table provides information about the details of all our foreign exchange forward contracts outstanding:

	Average	Original	Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)

At December 31, 2009
Buy EUR sell MXN	19.67	$32.6	$(1.6)
Buy JPN sell USD	90.60	16.9	(0.5)
Buy USD sell EUR	1.48	77.2	2.6
Buy CLP sell USD	523.79	5.3	0.2
Buy USD sell CLP	509.40	2.9	—
Buy HKD sell USD	7.75	6.5	—
Buy JPY sell EUR	131.55	3.3	—
Buy EUR sell JPY	131.59	3.3	—
Buy USD sell BRL	1.78	7.3	(0.1)
Buy USD sell ZAR	7.86	1.3	(0.1)
Buy ZAR sell USD	7.49	1.3	—
Buy USD sell PHP	47.49	6.3	(0.1)
Buy USD sell KRW	1,181.27	1.9	—
Buy USD sell INR	46.72	3.0	—
Buy USD sell COP	1,983.88	3.5	0.1
Buy EUR sell USD	1.43	45.2	—
Buy EUR sell HKD	11.26	2.6	—
Buy MXN sell USD	13.19	8.5	—
Buy GBP sell USD	1.63	5.7	—
Buy USD sell RUB	29.78	1.3	—
Buy COP sell USD	2,053.31	4.2	—
Buy KRW sell USD	1,167.38	1.9	—
Buy BRL sell USD	1.78	0.6	—
Buy EUR sell GBP	0.89	3.3	—
Buy MXN sell EUR	18.81	7.0	—
Buy PHP sell USD	46.47	3.2	—
Buy RUB sell USD	30.25	0.3	—
Buy USD sell MXN	13.15	1.7	—
Buy USD sell JPN	92.46	7.9	0.1

Total forward contracts		$266.0	$0.6

	Average	Original	Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)

At December 31, 2008
Buy EUR sell MXN	19.42	$50.0	$(0.1)
Buy SEK sell EUR	11.00	2.0	—
Buy MYR sell EUR	4.87	0.7	—
Buy DKK sell EUR	7.46	1.5	—
Buy TWD sell EUR	45.95	5.0	—
Buy GBP sell EUR	0.97	1.8	—
Buy CLP sell USD	633.00	3.0	—
Buy GBP sell USD	1.46	3.6	—
Buy USD sell YEN	98.42	3.4	(0.3)
Buy USD sell EUR	1.41	99.6	1.3
Buy USD sell BRL	2.29	6.9	0.2
Buy USD sell MXN	11.18	13.7	2.9
Buy EUR sell USD	1.52	10.0	(0.9)
Buy MXN sell USD	11.56	19.8	(3.6)

Total forward contracts		$221.0	$(0.5)

As of December 31, 2009 we did not have any outstanding foreign currency option contracts. The following table provides information about the details of our foreign currency option contracts outstanding as of December 31, 2008:

		Average	Fair
Foreign Currency	Coverage	Strike Price	Value
	(In millions)		(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$10.0	1.52	$0.9
Purchase Puts (Company may sell MXN/buy USD) Mexican Peso	14.2	10.76	3.4

Total option contracts	$24.2		$4.3

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2009 and 2008, the total amount of our foreign subsidiary cash reported in our consolidated balance sheet was $149.6 million and $142.0 million, respectively, of which $11.9 million and $9.7 million, respectively, was invested in U.S. dollars.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. The application and approval processes have been intermittently delayed in recent periods, and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. In certain instances, we have made appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate. In other instances, in order to timely provide products to our distributors, we did not register certain shipments with CADIVI, or non-CADIVI registered, and instead used a legal parallel market mechanism for payment. If CADIVI does not approve further exchanges at the official exchange rate, Herbalife Venezuela could continue to use a legal parallel exchange process to exchange U.S. dollars in addition to going through CADIVI to obtain the official rate. The parallel market exchange rate was approximately 63% less favorable than the official exchange rate as of December 31, 2009 and could further deteriorate in future periods which would have a negative impact to our earnings if we are unable to access the official rate.

In addition, beginning January 1, 2010, Venezuela is considered a highly inflationary economy. We plan to use the parallel market exchange rate for remeasurement purposes under highly inflationary accounting rules based on our specific facts and circumstances including our ability to access the official exchange rate and the parallel market exchange rate. Also in early January 2010, Venezuela announced an official rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. Therefore, any future changes to the parallel market exchange rate or the official rate may result in a significant impact to our consolidated earnings. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of December 31, 2009, the aggregate annual maturities of our senior secured credit facility were expected to be: 2010-$1.5 million; 2011-$1.5 million; 2012-$92.5 million and 2013-$140.9 million. The fair value of our senior secured credit facility approximates its carrying value of $236.4 million as of December 31, 2009 and $324.5 million as of December 31, 2008. Our senior secured credit facility bears a variable interest rate, and on December 31, 2009 and 2008, the weighted average interest rate was 1.66% and 3.04%, respectively.

Under our senior secured credit facility, we were obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, we entered into an interest rate swap agreement. This agreement provided for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount was scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007 throughout the term of the swap. The swap had been designated as a cash flow hedge against the variability in LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. As of December 31, 2008, the swap notional amount was $40.0 million. At December 31, 2008, we recorded the interest rate swap as a liability at fair value of $1.0 million with the offsetting amounts recorded in other comprehensive income. During September 2009, the swap expired and was consequently settled.

On June 26, 2009, we entered into an interest rate swap agreement, with an effective date of June 30, 2009, which expired on September 30, 2009. The swap notional amount was $20 million, where we paid three month LIBOR and received one month LIBOR plus 0.185%. During September 2009, the interest rate swap agreement expired and all outstanding amounts were settled. We had elected not to apply hedge accounting for this interest rate swap.

During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. The swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing our weighted average effective rate on the notional amounts at 4.28%. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2009 the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of December 31, 2009, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $2.6 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the reports of KPMG LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15 — Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Herbalife Ltd.

We have audited Herbalife Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Herbalife Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 23, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 23, 2010

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2009.

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

EXHIBIT INDEX

Exhibit
Number		Description	Reference

3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10	.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.4		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.6		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.7#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.8		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.9		Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)
10	.10#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

Exhibit
Number		Description	Reference

10	.11#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.12#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.13#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.14#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.15#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.16		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)
10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.18		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.19		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.20		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.21		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.22#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.23		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.24#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.25#	Form of Stock Bonus Award Agreement	(e)
10	.26#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(f)
10	.27#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(f)
10	.28#	Independent Directors Deferred Compensation and Stock Unit Plan	(g)
10	.29#	Independent Directors Stock Unit Award Agreement	(g)
10	.30#	Herbalife Ltd. 2005 Stock Incentive Plan	(h)
10	.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)
10	.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)
10	.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(j)
10	.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(j)
10	.35#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(k)
10	.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(l)

Exhibit
Number		Description	Reference

10	.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(l)
10.38		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(m)
10.39		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(m)
10	.40#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(m)
10	.41#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(n)
10	.42#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(n)
10	.43#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(n)
10	.44#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(n)
10	.45#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(n)
10	.46#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(o)
10	.47#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(o)
10	.48#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(o)
10	.49#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(o)
10	.50#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(o)
10	.51#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(o)
10	.52#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(p)
10	.53#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(p)
10	.54#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p)
10	.55#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p)
10	.56#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(p)
10	.57#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(p)

Exhibit
Number		Description	Reference

10.58		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(q)
10.59		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(q)
10.60		Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(r)
10	.61#	Herbalife Ltd. Employee Stock Purchase Plan	(r)
10.62		Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(r)
10	.63#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(s)
10	.64#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)
10	.65#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)
10	.66#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)
10	.67#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(t)
10.68		Fifth Amendment dated September 25, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)
10	.69#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(v)
10	.70#	Amendment to Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(v)
10	.71#	Form of Independent Directors Stock Appreciation Right Award Agreement	(v)
21.1		Subsidiaries of the Registrant	*

Exhibit
Number	Description	Reference

23.1	Consent of KPMG LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on November 22, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 129885).

(i)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(n)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(r)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(s)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(u)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

(v)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herbalife Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 23, 2010

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$150,801	$150,847
Receivables, net of allowance for doubtful accounts of $3,982 (2009) and $8,988 (2008)	76,958	70,002
Inventories	145,962	134,392
Prepaid expenses and other current assets	101,181	89,214
Deferred income taxes	38,600	40,313

Total current assets	513,502	484,768

Property — at cost:
Furniture and fixtures	5,254	3,878
Equipment	266,555	215,229
Leasehold improvements	53,592	45,796

	325,401	264,903
Less: accumulated depreciation and amortization	(147,392)	(89,411)

Net property	178,009	175,492

Deferred compensation plan assets	17,410	15,754
Other assets	21,306	22,578
Deferred financing costs, net of accumulated amortization of $1,778 (2009) and $1,287 (2008)	1,498	1,989
Marketing related intangibles and other intangible assets, net	311,782	310,060
Goodwill	102,543	110,677

Total assets	$1,146,050	$1,121,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,330	$41,084
Royalty overrides	144,689	130,369
Accrued compensation	65,043	60,629
Accrued expenses	107,943	104,795
Current portion of long-term debt	12,402	15,117
Advance sales deposits	22,261	12,603
Income taxes payable	40,298	37,302

Total current liabilities	429,966	401,899
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	237,931	336,514
Deferred compensation plan liability	16,629	13,979
Deferred income taxes	77,613	103,675
Other non-current liabilities	24,600	23,520

Total liabilities	786,739	879,587

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 60.2 million (2009) and 61.4 million (2008) shares issued and outstanding	120	123
Paid-in capital in excess of par value	222,882	197,715
Accumulated other comprehensive loss	(23,396)	(28,614)
Retained earnings	159,705	72,507

Total shareholders’ equity	359,311	241,731

Total liabilities and shareholders’ equity	$1,146,050	$1,121,318

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Product sales	$1,993,617	$2,032,293	$1,852,434
Handling & freight income	330,960	326,920	293,405

Net sales	2,324,577	2,359,213	2,145,839
Cost of sales	493,134	458,396	438,382

Gross profit	1,831,443	1,900,817	1,707,457
Royalty overrides	761,501	796,718	760,110
Selling, general and administrative expenses	773,911	771,847	634,190

Operating income	296,031	332,252	313,157
Interest expense, net	5,103	13,222	10,573

Income before income taxes	290,928	319,030	302,584
Income taxes	87,582	97,840	111,133

NET INCOME	$203,346	$221,190	$191,451

Earnings per share
Basic	$3.32	$3.47	$2.75
Diluted	$3.22	$3.36	$2.63
Weighted average shares outstanding
Basic	61,221	63,785	69,497
Diluted	63,097	65,769	72,714

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

		Paid-in	Accumulated
		Capital in	Other		Total
	Common	Excess of	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	par Value	Loss	Earnings	Equity	Income
			(In thousands)

Balance at December 31, 2006	$143	$132,755	$(782)	$221,774	$353,890
Issuance of 1.8 million common shares from exercise of stock options, SARs and restricted stock grants	4	13,743			13,747
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		20,735			20,735
Additional capital from share based compensation		12,904			12,904
Repurchases of common shares	(18)	(19,265)		(346,500)	(365,783)
Dividends ($0.60 per share)				(41,535)	(41,535)
Net income				191,451	191,451	$191,451
Foreign currency translation adjustment			(2,523)		(2,523)	(2,523)
Unrealized loss on derivatives			(642)		(642)	(642)

Total comprehensive income						$188,286

Balance at December 31, 2007	$129	$160,872	$(3,947)	$25,190	$182,244

Issuance of 1.7 million common shares from exercise of stock options, SARs, warrants, employee stock purchase plan, and restricted stock grants	3	19,505			19,508
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		15,289			15,289
Additional capital from share based compensation		17,788			17,788
Repurchases of common shares	(9)	(15,739)		(123,173)	(138,921)
Dividends ($0.80 per share)				(50,700)	(50,700)
Net income				221,190	221,190	$221,190
Foreign currency translation adjustment			(24,770)		(24,770)	(24,770)
Unrealized gain on derivatives			103		103	103

Total comprehensive income						$196,523

Balance at December 31, 2008	$123	$197,715	$(28,614)	$72,507	$241,731

Issuance of 0.9 million common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	2	7,882			7,884
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		3,587			3,587
Additional capital from share based compensation		20,907			20,907
Repurchases of common shares	(5)	(8,269)		(66,367)	(74,641)
Dividends and Dividend Equivalents ($0.80 per share)		1,060		(49,781)	(48,721)
Net income				203,346	203,346	$203,346
Foreign currency translation adjustment			5,248		5,248	5,248
Unrealized loss on derivatives			(30)		(30)	(30)

Total comprehensive income						$208,564

Balance at December 31, 2009	$120	$222,882	$(23,396)	$159,705	$359,311

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$203,346	$221,190	$191,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,437	48,732	35,115
Excess tax benefits from share-based payment arrangements	(3,266)	(14,602)	(19,447)
Share based compensation expenses	20,907	17,788	12,904
Amortization of discount and deferred financing costs	491	481	335
Deferred income taxes	(11,226)	(4,103)	3,344
Unrealized foreign exchange transaction loss (gain)	4,809	15,243	(13,009)
Write-off of deferred financing costs & unamortized discounts	—	—	204
Other	340	1,963	1,391
Changes in operating assets and liabilities:
Receivables	2,361	(18,529)	(2,381)
Inventories	(1,742)	(27,572)	26,765
Prepaid expenses and other current assets	(7,781)	(23,966)	(28,149)
Other assets	2,109	1,800	(3,967)
Accounts payable	(9,500)	8,922	(7,595)
Royalty overrides	9,102	13,375	5,751
Accrued expenses and accrued compensation	(3,461)	12,412	16,577
Advance sales deposits	8,779	1,917	(501)
Income taxes payable	4,700	24,191	49,956
Deferred compensation plan liability	2,651	(6,254)	2,067

NET CASH PROVIDED BY OPERATING ACTIVITIES	285,056	272,988	270,811

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(59,768)	(88,601)	(41,942)
Proceeds from sale of property	102	76	260
Deferred compensation plan assets	(1,656)	3,561	(1,708)
Acquisition of business	(10,000)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(71,322)	(84,964)	(43,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(48,721)	(50,700)	(41,535)
Borrowings from long-term debt	211,974	118,000	293,700
Principal payments on long-term debt	(313,089)	(167,481)	(122,216)
Increase in deferred financing costs	—	(75)	(871)
Share repurchases	(74,641)	(138,921)	(365,783)
Excess tax benefits from share-based payment arrangements	3,266	14,602	19,447
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	7,884	19,508	13,747

NET CASH USED IN FINANCING ACTIVITIES	(213,327)	(205,067)	(203,511)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(453)	(19,517)	9,174

NET CHANGE IN CASH AND CASH EQUIVALENTS	(46)	(36,560)	33,084
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,847	187,407	154,323

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150,801	$150,847	$187,407

CASH PAID DURING THE YEAR
Interest paid	$10,011	$17,735	$14,799

Income taxes paid	$95,139	$73,939	$62,431

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$388	$36,048	$7,085

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products through a network of approximately 2.0 million independent distributors, except in China, where the Company currently sells its products through retail stores, sales representatives, sales employees and licensed business providers. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.

2.	Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife and its subsidiaries.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Final Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 sets forth additional requirements and guidance regarding disclosures of fair value measurements. ASU 2010-06 requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements of Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, relating to the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009, except for the Level 3 roll forward, which is effective for fiscal years and interim periods beginning after December 15, 2010. The Company is assessing the potential effect of this guidance on the consolidated financial statements.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity, or VIE, should be consolidated. The new consolidation model for VIE’s considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIE’s to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2010 fiscal year. The Company is assessing the potential effect of this guidance on the consolidated financial statements.

Significant Accounting Policies

In June 2009, the FASB issued the FASB Accounting Standards Codification, or the Codification, which is the single source of authoritative nongovernmental U.S. generally accepted accounting principles, or GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC reporting companies. The Codification, which changes the referencing of financial standards, became effective for interim and annual periods ending on or after September 15, 2009. All existing non-SEC accounting standards are superseded as described in the Codification. All other non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of the Codification did not have a significant impact on the Company’s consolidated financial statements and references to standards issued prior to the Codification have been replaced with a description of the applicable FASB authoritative guidance or with the updated accounting standard codification number.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In December 2007, the FASB issued authoritative guidance relating to Business Combinations that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. The guidance requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted the guidance on January 1, 2009, which did not have a material impact on its consolidated financial statements.

During August 2009, the Company purchased certain assets of Micelle Laboratories, Inc., a Lake Forest, California contract manufacturer of food and nutritional supplements. The Company purchased the assets in order to strengthen its global manufacturing capabilities. The purchase price is not material to the Company’s consolidated financial statements and for accounting purposes the acquisition, or the Micelle Acquisition, was recorded as a business combination pursuant to FASB ASC 805, Business Combinations. As of December 31, 2009, the Company’s consolidated balance sheet at December 31, 2009 reflects preliminary amounts as the working capital adjustment relating to the Micelle Acquisition has not been finalized. These preliminary amounts may be adjusted in subsequent quarters during the measurement period.

Foreign Currency Translation

In substantially all of the countries that the Company operates, the functional currency is the local currency. Foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Transaction gains and losses, which include the cost of the majority of foreign currency forward and option contracts and the related settlement gains and losses, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded transaction losses of $7.7 million, $5.7 million, and $12.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

In accordance with FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an on-going basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the hedged item and underlying transaction impacts earnings. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

On January 1, 2009, the Company adopted FASB authoritative guidance that requires additional financial statement disclosures on derivative instruments as required by ASC 815. This adoption did not have any financial impact on the Company’s consolidated financial statements and only required additional financial statement disclosures on derivative instruments. The Company has applied the requirements of this standard on a prospective basis as disclosed in Note 11, Derivative Instruments and Hedging Activities. Accordingly, disclosures related to annual periods prior to the date of adoption have not been presented.

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

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate from the Venezuelan government and its Foreign Exchange Commission, CADIVI. The application and approval processes have been intermittently delayed in recent periods. In certain instances, the Company has made appropriate applications through CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate, which represents the exchange rate the Company expects to settle these CADIVI registered balances. Therefore, these CADIVI registered balances were recorded and remeasured at the official exchange rate at December 31, 2009. In other instances, in order to timely provide products to its distributors, the Company did not register certain products with CADIVI, or non-CADIVI registered, but instead has used a legal parallel market mechanism for payment.

During the fourth quarter of 2009, due to the currency restrictions in obtaining U.S. dollars at the official currency exchange rate and in order to mitigate the Company’s currency exchange risk in Venezuela, Herbalife Venezuela entered into a series of parallel market transactions and exchanged 105.0 million Bolivars for approximately $19.5 million U.S. dollars at an average rate of approximately 5.4 Bolivars per U.S. dollar. Also, during the fourth quarter of 2009, Herbalife Venezuela settled $13.6 million of its U.S. dollar denominated non-CADIVI registered intercompany shipment payables that were initially recorded and then subsequently remeasured at the parallel market exchange rate. Therefore, the settlement of these intercompany shipment payables did not result in any net foreign exchange gains or losses recorded in the accompanying consolidated statement of income for the year ended December 31, 2009. Incremental costs of $18.8 million, related to the importation of products into Venezuela at the unfavorable parallel market exchange rate, were recorded in costs of sales in the Company’s 2009 consolidated statement of income. See Note 15, Subsequent Event, for further information on Herbalife Venezuela.

As of December 31, 2009, Herbalife Venezuela’s $5.9 million U.S. dollar cash and cash equivalents residing in its U.S. dollar bank account were remeasured to Bolivars at the parallel market exchange rate of approximately 5.9 Bolivars per U.S. dollar. These remeasured cash and cash equivalents were translated at the official rate of 2.15 Bolivars per U.S. dollar and reported as $15.8 million in the Company’s consolidated balance sheet at December 31, 2009. In the Company’s specific facts and circumstances, U.S. GAAP requires the Company to use the dividend remittance rate (the official exchange rate) for translation purposes and the parallel market exchange rate (the applicable rate at which a particular transaction could be settled), for certain remeasurement purposes. Due to the difference between the remeasurement rate and translation rate, the cash and cash equivalents relating to Herbalife Venezuela reported on the Company’s consolidated balance sheet at December 31, 2009, is $9.9 million greater than the U.S. dollar amount residing in Herbalife Venezuela’s U.S. dollar bank account and therefore does not

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

necessarily reflect the true purchasing power of the reported U.S. dollar cash and cash equivalents. On January 1, 2010, the Company recorded this $9.9 million as a pre-tax foreign exchange loss in the Company’s 2010 consolidated statement of income upon Venezuela becoming a highly inflationary economy effective January 1, 2010. See Note 15, Subsequent Event for further information on Venezuela becoming highly inflationary.

At December 31, 2009, Herbalife Venezuela had reported cash and cash equivalents of approximately $34.2 million of which $15.8 million was denominated in U.S. dollars and $18.4 million was denominated in Bolivars. The cash and cash equivalents were translated at the official exchange rate, which is the rate applicable for dividend remittance.

For the year ended December 31, 2009, Herbalife Venezuela’s net sales represented approximately 4% of the Company’s consolidated worldwide net sales.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company believes that it provides adequate allowances for receivables from its distributors and importers.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB authoritative guidance as it applies to the nonfinancial assets and nonfinancial liabilities. The FASB authoritative guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. As disclosed in Note 14, Fair Value Measurements, the Company has properly measured and disclosed its financial instruments.

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	The fair value of option and forward contracts are based on dealer quotes; and

•	The carrying values of the Company’s variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company.

Inventories

Inventories are stated at lower of cost (on the first-in, first-out basis) or market. The Company had reserves for obsolete and slow moving inventory totaling $9.3 million and $11.6 million as of December 31, 2009 and 2008, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Depreciation of furniture, fixtures, equipment, and leasehold improvements totaled $62.2 million, $48.7 million and $33.3 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the years ended December 31, 2009, 2008 and 2007, there was no goodwill or marketing related intangible asset impairments. At December 31, 2009, 2008 and 2007, the marketing related intangible asset balance was $310.0 million. As of December 31, 2009, 2008 and 2007, the goodwill balance was $102.5 million, $110.7 million and $111.5 million, respectively. The $8.2 million net decrease in goodwill in 2009 from 2008 was primarily due to a $12.1 million decrease relating to a change in deferred tax liability partially offset by a $3.9 million increase related to the Micelle Acquisition. The $0.8 million decrease in goodwill in 2008 from 2007 was primarily due to the effect of the settlement of an international tax audit related to a pre-acquisition period.

Intangible assets with finite lives are amortized over their expected lives, which are two years for product certifications, three years for the distributor network and non-compete agreements, five years for product formulas and seven years for customer relationships. At December 31, 2008, intangible assets with finite lives had been fully amortized. During fiscal year 2009, the Company’s intangible assets with finite lives increased to $1.7 million, net of $0.2 million amortization, due to the Micelle Acquisition. The annual amortization expense for finite life intangibles was $0.2 million, zero and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the annual expected amortization expense is as follows: 2010 – $0.5 million; 2011 – $0.5 million; 2012 – $0.3 million; 2013 – $0.2 million; 2014 – $0.1 million; and thereafter – $0.1 million.

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

In July 2006, the FASB issued authoritative guidance that clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company adopted FASB authoritative guidance at the beginning of fiscal year 2007 and it did not have a material impact on the Company’s consolidated financial statements. See Note 12, Income Taxes, for further discussion on income taxes.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and the effective portion of the unrealized gains or losses on derivatives. Comprehensive income is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Components of accumulated other comprehensive loss consisted of the following (in thousands):

	December 31,
	2009	2008	2007

Foreign currency translation adjustment	$(22,435)	$(27,683)	$(2,913)
Unrealized loss on derivatives, net of tax	(961)	(931)	(1,034)

Total accumulated other comprehensive loss	$(23,396)	$(28,614)	$(3,947)

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2009	2008	2007

Weighted average shares used in basic computations	61,221	63,785	69,497
Dilutive effect of exercise of equity grants outstanding	1,734	1,803	2,941
Dilutive effect of warrants	142	181	276

Weighted average shares used in diluted computations	63,097	65,769	72,714

Equity grants, such as stock options, stock appreciation rights, or stock units, of 2.8 million, 2.3 million and 1.0 million at prices ranging from $19.82 to $48.64, $38.54 to $48.64, and $39.86 to $45.46 were outstanding during the years ended December 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue is recognized when products are shipped and title and risk of loss passes to the independent distributor or importer. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as “distributor allowances,” and amounts billed for freight and handling costs. Freight and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.

Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

Share-Based Payments

The Company accounts for share-based compensation in accordance with FASB authoritative guidance which requires the measurement of share-based compensation expense for all share-based payment awards made to employees for service. The Company measures share-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee’s requisite service period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which the Company believes to be reasonable under the circumstances. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, and foreign currency have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ from these estimates. Changes in estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

3.	Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2009	2008

Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$123.6	$102.5
Outer Nutrition	11.4	10.5
Literature, Promotional and Others	11.0	21.4

Total Inventories	$146.0	$134.4

Total inventories are presented net of the reserves for obsolete and slow moving inventory of $9.3 million and $11.6 million at December 31, 2009 and 2008, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2009	2008

Borrowings under senior credit facility	$236.4	$324.5
Capital leases	4.8	6.9
Other debt	9.1	20.2

	250.3	351.6
Less: current portion	12.4	15.1

Long-term portion	$237.9	$336.5

Interest expense was $9.7 million, $20.1 million and $16.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in its share repurchase program (See Note 8, Shareholders’ Equity, for further discussion of the share repurchase program). The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On December 31, 2009 and 2008, the weighted average interest rate for the senior secured credit facility was 1.66% and 3.04%, respectively. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the senior secured credit facility in July 2006, which are being amortized over the term of the senior secured credit facility.

The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2009 and 2008, the Company was compliant with its debt covenants.

As of December 31, 2009, the Company is obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of December 31, 2009 and 2008, the amounts outstanding under the term loan were $145.4 million and $146.8 million, respectively.

During 2008, the Company borrowed an aggregate amount of $118.0 million and paid a total amount of $149.0 million of the revolving credit facility. During 2009, the Company borrowed an aggregate amount of $212.0 million and paid a total amount of $298.7 million of the revolving credit facility. As of December 31, 2009 and 2008, the amounts outstanding under the revolving credit facility were $91.0 million and $177.7 million, respectively.

Annual scheduled principal payments of long-term debt are: $1.5 million, $1.5 million, $92.5 million, and $140.9 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively.

Through the course of conducting regular business operations, certain vendors and government agencies may require letters of credit to be issued. As of December 31, 2009 and 2008, the Company had an aggregate of $2.8 million of issued but undrawn letters of credit.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2020. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2009, were as follows (in millions):

	Operating	Capital

2010	$35.8	$2.0
2011	26.4	1.7
2012	21.5	1.5
2013	19.4	—
2014	17.8	—
Thereafter	37.7	—

Total	$158.6	5.2

Less: amounts included above representing interest		(0.4)

Present value of net minimum lease payments		$4.8

Rental expense for the years ended December 31, 2009, 2008 and 2007, was $39.7 million, $40.8 million and $36.5 million, respectively.

Property under capital leases is included in property on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2009	2008

Equipment	$15.8	$16.4
Less: accumulated depreciation	(12.2)	(10.7)

Total	$3.6	$5.7

6.	Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended (“the Code”). The plan is available to substantially all employees who meet the length of service requirements. Prior to January 1, 2009, employees could elect to contribute between 2% to 17% of their compensation, and the Company would make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants’ earnings. Participants partially vested in the Company contributions after one year and fully vested after five years. Effective January 1, 2009, the Company has amended its profit sharing plan. Starting January 1, 2009, employees may elect to contribute up to 75% of their compensation; however, contributions are limited to a maximum annual amount as set periodically by the Code. The Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings up to the first 1%, and then make matching contributions in an amount equal to 50% of one dollar for each dollar on the subsequent 5% of deferred earnings. The contributions become fully vested after two years. The Company contributed $2.2 million, $2.0 million and $1.7 million to its profit sharing plan during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred compensation plans allow eligible employees to elect annually to defer up to 50% of their base annual salary and up to 100% of their annual bonus for each calendar year (“Annual Deferral Amount”). The Company makes matching contributions on behalf of each participant in the Senior Executive Deferred Compensation Plan. The Senior Executive Deferred Compensation Plan provides that the amount of the matching contributions is to be determined by the Company at its discretion. For 2009, the matching contribution was 3% of a participant’s base salary.

Each participant in either of the non-qualified deferred compensation plans discussed above has, at all times, a fully vested and non-forfeitable interest in each year’s contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in two or more years from the first day of the year in which the Annual Deferral Amount is actually deferred.

The total deferred compensation of the two non-qualified deferred compensation plans, net of participant contributions, was an expense of $2.6 million and $1.7 million for the years ended December 31, 2009 and 2007, respectively, and a benefit of $4.5 million for the year ended December 31, 2008. The total long-term deferred compensation liability under the two deferred compensation plans was $16.6 million and $14.0 million at December 31, 2009 and 2008, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $17.4 million and $15.8 million as of December 31, 2009 and 2008, respectively.

7.	Contingencies

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

On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25,

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On December 4, 2009 the Court ordered mediation to occur on February 8, 2010 and set a schedule for Herbalife’s motion for summary judgment to dismiss the sole remaining counterclaim by the defendants, with a hearing scheduled for March 9, 2010 if all matters were not resolved before that date. The mediation occurred but did not resolve any issues. No date has been set for trial. The Company believes that there is merit to its remaining claims for relief and that it has meritorious defenses to the remaining counterclaim.

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

8.	Shareholders’ equity

The Company had 60.2 million, 61.4 million and 64.4 million common shares outstanding at December 31, 2009, 2008 and 2007, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remain unissued as of December 31, 2009. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by its credit agreement, cash requirements, future prospects and other factors deemed relevant by its board of directors. The senior credit facility, entered into on July 21, 2006, as amended, permits payments of dividends as long as no default or event of default exists and the sum of the amounts paid with respect to dividends and share repurchases does not exceed the sum of $450.0 million plus seventy five percent of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of the dividend.

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. Since the adoption of the program, the Company’s board of directors have authorized a $0.20 per common share cash dividend each quarter. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2009, 2008 and 2007 was approximately $48.7 million, $50.7 million and $41.5 million, respectively.

Share Repurchases

On April 18, 2007, the Company’s board of directors authorized the repurchase of up to $300 million of the Company’s common shares during the next two years, at such times and prices as determined by Company management, as market conditions warrant. On August 23, 2007, the Company’s board of directors approved an increase of $150 million to its previously authorized share repurchase program raising the total value of Company

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares authorized to be repurchased to $450 million. On May 20, 2008, the Company’s board of directors approved an additional increase of $150 million to the share repurchase program raising the total value of Company common shares authorized to be repurchased to $600 million. On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management as market conditions warrant. As of December 31, 2009, the approximate dollar value of shares that could be repurchased under the Company’s share repurchase program was approximately $226.8 million.

During the year ended December 31, 2009, the Company repurchased 2.0 million of its common shares through open market purchases at an aggregate cost of approximately $73.2 million or an average cost of $36.60 per share. During the year ended December 31, 2008, the Company repurchased approximately 4.6 million of common shares through open market purchases at an aggregate cost of $137.0 million, or an average cost of $29.60 per share. During the year ended December 31, 2007, the Company repurchased approximately 9.1 million of its common shares through open market purchases at an aggregate cost of $365.8 million or an average cost of $40.42 per share.

The aggregate purchase price of the common shares that the Company repurchased was reflected as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common stock and additional paid-in capital.

The number of shares issued upon vesting or exercise for certain restricted stock units and stock appreciation rights granted, pursuant to the Company’s share-based compensation plans, is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting.

9.	Share-Based Compensation

The Company has five share-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units. At December 31, 2009 approximately 0.9 million common shares remain available for future issuance.

The Company’s share-based compensation plans provide for grants of stock options, stock appreciation rights, or SARS, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In January 2009, the Company amended the Independent Directors Plan to comply with newly issued Internal Revenue Code Section 457A to eliminate the deferral election and to move to SARS from stock units. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10% during the fourth year. In February 2009, the Company granted stock units and stock appreciation rights subject to continued service, one-third of which vest on the third anniversary of the date of grant, one-third of which vest on the fourth anniversary of the date of grant, and the remaining one-third of which vest on the fifth anniversary of the date of grant. Awards can be subject to market conditions, or market condition awards, or to continued service with the Company, or service condition awards. All awards granted by the Company are either market condition awards or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2009 include stock options, SARS, and stock units.

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

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted on or after January 1, 2006, the compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2009, 2008 and 2007, share-based compensation expense, relating to service condition awards, amounted to $18.4 million, $15.9 million and $13.4 million, respectively. For the year ended December 31, 2009 and 2008, share-based compensation expense, relating to market condition awards, amounted to $2.7 million and $1.9 million, respectively. For the years ended December 31, 2009, 2008 and 2007, the related income tax benefits recognized in earnings for all awards amounted to $7.9 million, $6.7 million and $5.0 million, respectively.

As of December 31, 2009, the total unrecognized compensation cost related to non-vested service condition stock awards was $23.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years. As of December 31, 2009, the total unrecognized compensation cost related to non-vested market condition stock awards was $6.5 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

For the years ended December 31, 2009, 2008 and 2007, excess tax benefits of $3.6 million, $15.3 million and $20.7 million, respectively, were generated from exercises of awards.

The fair value of each service condition and market condition award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and Monte Carlo lattice model, respectively. The expected term of the award is based on the simple average of the average vesting period and the life of the award, or the simplified method, because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the award is primarily based upon the historical volatility of the Company’s common shares and it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the award. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock option awards granted during the years ended December 31, 2009, 2008 and 2007. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2009, 2008 and 2007:

	SARS			Incentive Plan Stock Units
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Expected volatility	48.52%	39.49%	40.98%	48.54%	39.51%	40.87%
Dividends yield	5.71%	2.01%	2.00%	zero	zero	zero
Expected term	6.5 years	6.2 years	6.2 years	4.4 years	2.8 years	2.5 years
Risk-free interest rate	2.28%	2.61%	4.63%	1.71%	2.00%	4.44%

	Independent Director’s Stock Units			Independent Director’s SARS
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Expected volatility	—	39.73%	41.82%	48.60%	—	—
Dividends yield	—	zero	zero	5.77%	—	—
Expected term	—	3.0 years	3.0 years	3.8 years	—	—
Risk-free interest rate	—	2.49%	5.00%	1.41%	—	—

There were no market condition awards granted during the years ended December 31, 2009 and 2007. For market condition awards granted during the year ended December 31, 2008, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

SARS
Year Ended
December 31,
2008

Expected volatility	38.5%
Dividends yield	1.64%
Expected term	5.5 years
Risk-free interest rate	2.61%

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2009:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options & SARS	Awards	Exercise Price	Contractual Term	Value(1)
	(In thousands)			(In millions)

Outstanding at December 31, 2008	6,967	$26.32	6.2 years	$27.6
Granted	1,545	$14.43
Exercised	(650)	$11.77
Forfeited	(490)	$30.40

Outstanding at December 31, 2009(2)	7,372	$24.84	5.9 years	$123.6

Exercisable at December 31, 2009	4,256	$20.15	4.7 years	$87.2

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Includes 0.8 million market condition awards that were outstanding as of December 31, 2009.

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2008	476.3	$43.41	$20.7
Granted	437.8	$14.68	6.5
Vested	(168.5)	$42.38	(7.0)
Cancelled	(56.1)	$35.98	(2.0)

Outstanding and nonvested at December 31, 2009	689.5	$26.35	18.2

The weighted-average grant date fair value of service condition awards granted during the years ended December 31, 2009, 2008 and 2007 was $6.42, $23.58 and $19.54, respectively. The weighted-average grant date fair value of market condition awards granted during the year ended December 31, 2008 was $14.59. The total intrinsic value of service condition awards exercised during the years ended December 31, 2009, 2008 and 2007 was $16.4 million, $45.8 million and $60.1 million, respectively. There were no market condition awards exercised during the years ended December 31, 2009, 2008 and 2007.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 1 million common shares. At December 31, 2009, approximately 960,807 common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10.	Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB ASC Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers, in the Company’s Suzhou China facility, and in its recently acquired manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products to distributors based on the distributors’ geographic location.

The Company sells products in 72 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation.

During the first quarter of 2009, the Company changed its geographic regions as part of the Company’s restructuring program by designating Mexico as its own region and combining South America and Central America into one region. These changes in geographic regions were implemented to create growth opportunities for distributors, support faster decision making across the organization by reducing the number of layers of

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management, improve the sharing of ideas and tools and accelerate growth in the Company’s high potential markets. Historical information presented related to the Company’s geographic regions has been reclassified to conform to the current geographic presentation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net Sales:
Primary Reporting Segment:
United States	$512.9	$477.6	$419.0
Mexico	263.0	352.2	370.8
Others	1,396.4	1,384.4	1,280.0

Total Primary Reporting Segment	2,172.3	2,214.2	2,069.8
China	152.3	145.0	76.0

Total Net Sales	$2,324.6	$2,359.2	$2,145.8

Operating Margin(1):
Primary Reporting Segment:
United States	$236.5	$197.6	$160.3
Mexico	103.2	154.5	152.4
Others	598.0	627.1	571.5

Total Primary Reporting Segment	937.7	979.2	884.2
China(2)	132.2	124.8	63.2

Total Operating Margin	$1,069.9	$1,104.0	$947.4
Selling, general and administrative expense	773.9	771.8	634.2
Interest expense net	5.1	13.2	10.6

Income before income taxes	290.9	319.0	302.6
Income taxes	87.6	97.8	111.1

Net Income	$203.3	$221.2	$191.5

Capital Expenditures:
United States	$45.4	$91.7	$37.9
Mexico	1.4	1.4	1.6
China	3.7	3.7	2.7
Others	9.6	10.0	6.8

Total Capital Expenditures	$60.1	$106.8	$49.0

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net sales by product line:
Weight Management	$1,464.8	$1,485.0	$1,359.4
Targeted Nutrition	493.7	491.8	433.4
Energy, Sports & Fitness	98.7	99.6	90.3
Outer Nutrition	128.3	146.6	144.2
Literature, Promotional and Other(3)	139.1	136.2	118.5

Total Net Sales	$2,324.6	$2,359.2	$2,145.8

Net sales by geographic region:
North America(4)	$529.0	$496.9	$438.7
Mexico	263.0	352.2	370.8
South & Central America	366.9	383.6	313.9
EMEA(5)	504.2	570.7	567.7
Asia Pacific(6)	509.2	410.8	378.7
China	152.3	145.0	76.0

Total Net Sales	$2,324.6	$2,359.2	$2,145.8

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	Compensation to China sales employees and licensed business providers is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(4)	Consists of the U.S., Canada and Jamaica.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of Asia (excluding China), New Zealand and Australia.

As of December 31, 2009 and 2008, total assets for the Company’s Primary Reporting Segment were $1,097.1 million and $1,074.3 million, respectively. Total assets for the China segment were $49.0 million and $47.0 million as of December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008, goodwill allocated to the Company’s Primary Reporting Segment was $99.0 million and $107.2 million, respectively. Goodwill allocated to the China segment was $3.5 million as of December 31, 2009 and 2008.

As of December 31, 2009, the net property located in the U.S. and in all foreign countries was $145.3 million and $32.7 million, respectively. As of December 31, 2008, the net property located in the U.S. and in all foreign countries was $146.6 million and $28.9 million, respectively.

As of December 31, 2009, the deferred tax assets related to the U.S. and all the foreign countries was $43.5 million and $33.8 million, respectively. As of December 31, 2008, the deferred tax assets related to the U.S. and all foreign countries was $40.6 million and $31.4 million, respectively.

Most of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2009 and 2008, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheet was $149.6 million and $142.0 million, respectively, of which $11.9 million and

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9.7 million, respectively, was maintained or invested in U.S. dollars. See Note 2 for further discussion of Herbalife Venezuela’s U.S. dollar cash and cash equivalents.

11.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2009, the maximum length of time over which the Company is hedging certain of these exposures is less than four years.

Under its senior secured credit facility, the Company was obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into an interest rate swap agreement. The agreement provided for the Company to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount was scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007 throughout the term of the swap. The swap had been designated as a cash flow hedge against the variability in the LIBOR interest rate on the new term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. In September 2009, the interest swap expired and was consequently settled. As of December 31, 2009, there were no amounts remaining in other comprehensive income relating to this expired interest swap and the swap had no value.

On June 26, 2009, the Company entered into an interest rate swap agreement, with an effective date of June 30, 2009, which expired on September 30, 2009. The swap notional amount was $20 million, where the Company paid three month LIBOR and received one month LIBOR plus 0.185%. As of December 31, 2009, the interest rate swap agreement expired and all outstanding amounts were settled. The Company had elected not to apply hedge accounting for this interest rate swap.

During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing the Company’s weighted average effective rate on the notional amounts at 4.28%. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2009, the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the interest rate swaps are based on third-party bank quotes. The table below describes the interest rate swaps and the fair value of the liabilities that were outstanding as of December 31, 2009 and 2008:

	Aggregate	Average	Aggregate
	Notional	Swap	Fair	Maturity
Interest Rate	Amounts	Rate	Value	Dates
	(In millions)		(In millions)

At December 31, 2009
Interest Rate Swaps	$140.0	2.78%	$(2.6)	July 2013
At December 31, 2008
Interest Rate Swap	$40.0	5.26%	$(1.0)	September 2009

Foreign Currency Instruments

The Company also designates certain derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. As of December 31, 2009, substantially all of the Company’s outstanding foreign currency forward contracts have maturity dates of less than one year with the majority of freestanding derivatives expiring within three months. There were no foreign currency option contracts outstanding as of December 31, 2009.

The Company also purchases foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. As of December 31, 2009, the aggregate notional amounts of these contracts outstanding were approximately $66.8 million and were expected to mature over the next fourteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2009 and December 31, 2008, the Company recorded an asset and liability at fair value of $2.3 million and $0.1 million, respectively, relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the year ended December 31, 2009, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2009.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2009 and 2008:

	Average	Original	Fair Value
Foreign Currency	Contract Rate	Notional Amount	Gain (Loss)
		(In millions)	(In millions)

At December 31, 2009
Buy EUR sell MXN	19.67	$32.6	$(1.6)
Buy JPN sell USD	90.60	16.9	(0.5)
Buy USD sell EUR	1.48	77.2	2.6
Buy CLP sell USD	523.79	5.3	0.2
Buy USD sell CLP	509.40	2.9	—
Buy HKD sell USD	7.75	6.5	—
Buy JPY sell EUR	131.55	3.3	—
Buy EUR sell JPY	131.59	3.3	—
Buy USD sell BRL	1.78	7.3	(0.1)
Buy USD sell ZAR	7.86	1.3	(0.1)
Buy ZAR sell USD	7.49	1.3	—
Buy USD sell PHP	47.49	6.3	(0.1)
Buy USD sell KRW	1,181.27	1.9	—
Buy USD sell INR	46.72	3.0	—
Buy USD sell COP	1,983.88	3.5	0.1
Buy EUR sell USD	1.43	45.2	—
Buy EUR sell HKD	11.26	2.6	—
Buy MXN sell USD	13.19	8.5	—
Buy GBP sell USD	1.63	5.7	—
Buy USD sell RUB	29.78	1.3	—
Buy COP sell USD	2,053.31	4.2	—
Buy KRW sell USD	1,167.38	1.9	—
Buy BRL sell USD	1.78	0.6	—
Buy EUR sell GBP	0.89	3.3	—
Buy MXN sell EUR	18.81	7.0	—
Buy PHP sell USD	46.47	3.2	—
Buy RUB sell USD	30.25	0.3	—
Buy USD sell MXN	13.15	1.7	—
Buy USD sell JPN	92.46	7.9	0.1

Total forward contracts		$266.0	$0.6

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Average	Original	Fair Value
Foreign Currency	Contract Rate	Notional Amount	Gain (loss)
		(In millions)	(In millions)

At December 31, 2008
Buy EUR sell MXN	19.42	$50.0	$(0.1)
Buy SEK sell EUR	11.00	2.0	—
Buy MYR sell EUR	4.87	0.7	—
Buy DKK sell EUR	7.46	1.5	—
Buy TWD sell EUR	45.95	5.0	—
Buy GBP sell EUR	0.97	1.8	—
Buy CLP sell USD	633.00	3.0	—
Buy GBP sell USD	1.46	3.6	—
Buy USD sell YEN	98.42	3.4	(0.3)
Buy USD sell EUR	1.41	99.6	1.3
Buy USD sell BRL	2.29	6.9	0.2
Buy USD sell MXN	11.18	13.7	2.9
Buy EUR sell USD	1.52	10.0	(0.9)
Buy MXN sell USD	11.56	19.8	(3.6)

Total forward contracts		$221.0	$(0.5)

The Company did not have any foreign currency option contracts outstanding as of December 31, 2009. The following table provides information about the details of the Company’s foreign currency option contracts outstanding as of December 31, 2008:

		Average
Foreign Currency	Coverage	Strike Price	Fair Value
	(In millions)		(In millions)

Purchase Puts (Company may sell EURO/buy USD) Euro	$10.0	1.52	$0.9
Purchase Puts (Company may sell MXN/buy USD) Mexican Peso	14.2	10.76	3.4

Total option contracts	$24.2		$4.3

The following tables summarize the derivative activity during the year ended December 31, 2009, relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the year ended December 31, 2009:

Amount of Gain
(Loss) Recognized
in Other
Comprehensive
Income (Loss)
(In millions)

Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$2.4
Interest rate swaps	$(2.6)

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months is $1.7 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the year ended December 31, 2009:

	Amount of Gain
	(Loss) Recognized	Location of Gain (Loss)
	in Income	Recognized in Income
	(In millions)

Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and management fee hedges(1)	$(0.3)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(15.8)	Selling, general and administrative expenses

(1)	For foreign exchange contracts designated as hedging instruments, the $0.3 million loss recognized in income represents the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the year ended December 31, 2009:

Amount of Gain
	(Loss) Reclassified	Location of Gain (Loss)
	from Accumulated	Reclassified from Accumulated
	Other Comprehensive	Other Comprehensive
	Income (Loss) into	Income (Loss) into Income
	Income	(Effective Portion)
(In millions)

Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$0.8	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$—	Selling, general & administrative expenses
Interest rate swaps	$(1.0)	Interest expense, net

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the gross fair value of derivatives and their balance sheet location at December 31, 2009:

	Derivative Balance Sheet Location	Fair Value
		(In millions)

ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.3
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.9

		$3.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued expenses	$2.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.6

		$5.2

12.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2009	2008	2007

Domestic	$94.9	$101.7	$154.3
Foreign	196.0	217.3	148.3

Total	$290.9	$319.0	$302.6

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes are as follows (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007

Current:
Foreign	$61.9	$48.4	$54.3
Federal	30.9	45.0	46.4
State	6.0	8.5	7.1
Deferred:
Foreign	2.5	9.4	0.7
Federal	(13.1)	(12.6)	1.9
State	(0.6)	(0.9)	0.7

	$87.6	$97.8	$111.1

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended
	December 31,
	2009	2008

Deferred income tax assets:
Accruals not currently deductible	$36.4	$31.3
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	6.1	5.7
Depreciation/amortization	3.0	2.3
Deferred compensation plan	23.5	18.5
Deferred interest expense	56.8	9.0
Accrued state income taxes	0.5	1.1
Accrued vacation	3.5	2.9
Other	7.1	13.4

Gross deferred income tax assets	136.9	84.2
Less: valuation allowance	(59.6)	(12.2)

Net deferred income tax assets	$77.3	$72.0

Deferred income tax liabilities:
Intangible assets	$110.7	$122.8
Inventory deductibles	0.3	0.8
Unrealized foreign exchange	1.8	4.6
Other	3.5	7.2

Net deferred income tax liabilities	$116.3	$135.4

Net deferred tax accounts	$(39.0)	$(63.4)

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, the Company’s deferred tax assets consisted primarily of foreign tax loss carryforwards and deferred expenses and were reduced by valuation allowances of $59.6 million. The foreign tax loss carryforwards of $6.1 million expire in varying amounts between 2010 and indefinitely.

At December 31, 2009 the Company had approximately $75.1 million of unremitted earnings that were permanently re-invested in foreign subsidiaries of the US. In addition, the Company has permanently reinvested unremitted earnings in all operating subsidiaries of approximately $1.2 billion. Because they have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is impractical to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings.

During the year ended December 31, 2009, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will terminate on December 31, 2012. Under the terms of the holiday, the Company is subject to a zero tax rate in China during the 2008 and 2009 years and a concessionary tax rate in China for the remaining years included in the holiday period.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions of dollars):

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Tax expense at United States statutory rate	$101.8	$111.7	$105.9
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(31.1)	(9.7)	(0.1)
U.S. tax (benefit) on foreign income net of foreign tax credits	(24.6)	(26.3)	(8.7)
Increase (decrease) in valuation allowances	47.4	8.7	(2.9)
State taxes, net of federal benefit	4.7	5.4	4.8
Unrecognized tax benefits	(5.1)	5.7	7.1
Other	(5.5)	2.3	5.0

Total	$87.6	$97.8	$111.1

As of December 31, 2009, the total amount of the unrecognized tax benefits, including related interest and penalties was $49.1 million. The unrecognized tax benefits primarily relate to uncertainties from international transfer pricing issues, the deductibility of certain operating expenses in various jurisdictions, anticipated settlements in foreign tax audits and the expiration of the statute of limitations in several jurisdictions. If the total amount of unrecognized tax benefits was recognized, $39.3 million of unrecognized tax benefits, $7.4 million of interest and $2.4 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2009, the Company recorded a reversal of interest and penalties expense related to uncertain tax positions of $1.0 million and $0.9 million, respectively. As of December 31, 2009, total accrued interest and penalties were $7.4 million and $2.4 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes occurred in the amount of unrecognized tax benefits (including related interest and penalties) during the year ended December 31, 2009 (in millions):

Balance as of January 1, 2009	$52.8
Additions for current year tax positions	4.6
Additions for prior year tax positions	2.1
Reductions for prior year tax positions	(1.3)
Reductions for audit settlements	(2.8)
Reductions for the expiration of Statutes of Limitation	(7.7)
Changes due to foreign currency translation adjustments	1.4

Balance as of December 31, 2009	$49.1

Unrecognized tax benefits (including related interest and penalties) decreased $5.1 million during the year which was partially offset by an increase of $1.4 million due to foreign currency fluctuations. The $1.4 million benefit attributable to foreign currency fluctuations was accounted for as a decrease to other comprehensive income.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $14.9 million within the next twelve months. Of this possible decrease, $11.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.5 million would be due to the expiration of statute of limitations in various jurisdictions.

As of December 31, 2009, the Company’s tax filings are subject to examination in the U.S. federal jurisdiction and various state jurisdictions for the years ending on or after December 31, 2005. The Company’s tax filings are also subject to examination in significant foreign jurisdictions for the years ending on or after December 31, 2005.

13.	Restructuring Reserve

In July 2006, the Company initiated its realignment of its employee base as part of the first phase of its Realignment for Growth plan. The Company recorded $1.8 million of professional fees, severance and related costs for the year ended December 31, 2007, relating to the first phase of its Realignment for Growth plan. As of December 31, 2009, there were no amounts outstanding related to these charges.

During the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan. The Company recorded $1.9 million and $4.0 million of professional fees, severance and related costs for the years ended December 31, 2008 and 2007, respectively, relating to the second phase of its Realignment for Growth plan. As of December 31, 2009, there were no amounts outstanding related to these charges.

During the fourth quarter of 2008, the Company initiated a Restructuring Program and incurred approximately $4.8 million of professional fees, severance and related costs. For the year ended December 31, 2009, the Company recorded $1.3 million of professional fees, severance and related costs relating to the restructuring program.

All amounts related to the Realignment for Growth plan and the Restructuring Program are included in selling, general and administrative expenses. The following table summarizes the components of this reserve as of

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2009, 2008, and 2007 and expenses incurred during the years ended December 31, 2009, 2008 and 2007 (in millions):

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2006	$4.6	$0.2	0.4	5.2
Charges	4.2	0.3	1.3	5.8
Cash Payments	(5.9)	(0.5)	(1.1)	(7.5)

Balance as of December 31, 2007	$2.9	$—	$0.6	$3.5
Charges	6.2	—	0.5	6.7
Cash Payments	(5.8)	—	(1.1)	(6.9)

Balance as of December 31, 2008	$3.3	$—	$—	$3.3

Charges	0.6	—	0.7	1.3
Cash Payments	(3.8)	—	(0.7)	(4.5)

Balance as of December 31, 2009	$0.1	$—	$—	$0.1

14.	Fair Value Measurements

The Company applies the provisions of the ASC 820 for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Assets or liabilities that have recurring measurements and are measured at fair value are shown below:

Fair Value Measurements at Reporting Date Using

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Assets:
Foreign exchange currency contracts	$1.4	$—	$1.4	$—

Liabilities:
Foreign exchange currency contracts	$0.8	$—	$0.8	$—
Interest rate swap	2.6	—	2.6	—

Total liabilities	$3.4	$—	$3.4	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets/Liabilities	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
	(In millions)

Assets:
Foreign exchange currency contracts	$4.9	$—	$4.9	$—

Liabilities:
Foreign exchange currency contracts	$1.1	$—	$1.1	$—
Interest rate swap	1.0	—	1.0	—

Total liabilities	$2.1	$—	$2.1	$—

15.	Subsequent Event

Inflation in Venezuela has continued to increase, and beginning January 1, 2010, Venezuela is considered to be a highly inflationary economy. For accounting purposes, an economy is deemed to be a highly inflationary economy when the three-year cumulative rate of inflation exceeds 100%. Beginning January 1, 2010, pursuant to the highly inflationary basis of accounting, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar as required by FASB authoritative guidance. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact the Company’s consolidated earnings. In addition, Bolivar denominated monetary assets and liabilities will be remeasured at the end of each reporting period using the currency exchange rate at that time and any foreign exchange gains and losses will be recognized in earnings until such time as the economy is no longer considered highly inflationary. Based on the Company’s current facts and circumstances, beginning January 1, 2010, the Company plans to use the parallel market exchange rate for remeasurement purposes under the highly inflationary accounting rules. The Company’s ability to access the official rate and the parallel market exchange rate will impact what exchange rates the Company will use for remeasurement purposes in future periods.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2009, prior to the determination of Venezuela as a highly inflationary economy, certain U.S. dollar balances were remeasured to the functional Bolivar currency using the parallel market exchange rate and Bolivars were translated to U.S. dollars using the official rate. On January 1, 2010, upon Venezuela being designated as a highly inflationary economy, the Company will record foreign exchange losses to its fiscal year 2010 consolidated statement of income relating to the remeasurement of Herbalife Venezuela’s monetary assets and liabilities. The Company plans to use the parallel market exchange rate for remeasurement of Herbalife Venezuela’s monetary assets and liabilities on its opening balance sheet, and expects to record a charge of $15.1 million pre-tax foreign currency losses in its fiscal year 2010 consolidated statement of income which includes the $9.9 million pre-tax foreign currency exchange loss relating to its U.S. dollar cash and cash equivalents reported at December 31, 2009, as discussed in Note 2. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported on the consolidated balance sheet at December 31, 2009, which includes U.S. dollar denominated cash, will be reduced to approximately $12.5 million on January 1, 2010, assuming the parallel market exchange rate is used for remeasurement. However, nonmonetary assets, such as inventory, reported on the Company’s consolidated balance sheet at December 31, 2009, will remain at historical dollar cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the imported products in 2009 at the unfavorable parallel market exchange rate will negatively impact the Company’s 2010 fiscal year consolidated statement of income by approximately $12.7 million, pre-tax, as they will not be devalued based on the 2010 exchange rates but will be expensed at their historical dollar costs as these products are sold to third parties.

Also in early January 2010, Venezuela announced an official rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. The Company’s imports are expected to fall into both classifications. During fiscal year 2010, the Company plans to continue making applications with CADIVI in order to obtain U.S. dollars at the official foreign exchange rate from CADIVI. If the Company uses the unfavorable parallel market exchange rate for remeasurement purposes, U.S. dollars obtained from CADIVI at the official rate could have a positive impact to the Company’s consolidated net earnings. The Company continues to assess and monitor the current economic and political environment in Venezuela.

On February 19, 2010, the Company’s Board of Directors approved a quarterly cash dividend of $0.20 per common share, for the fourth quarter of 2009, to shareholders of record effective March 2, 2010, payable on March 16, 2010.

The Company has performed an evaluation of subsequent events through February 23, 2010, which is the date the financial statements were issued.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Information (Unaudited)

	2009	2008
	(In millions, except per share data)

First Quarter Ended March 31
Net sales	$521.7	$604.4
Gross profit	419.3	486.8
Net income	41.5	62.4
Earnings per share
Basic	$0.68	$0.97
Diluted	$0.67	$0.93
Second Quarter Ended June 30
Net sales	$571.8	$639.7
Gross profit	449.4	511.7
Net income	48.3	67.1
Earnings per share
Basic	$0.78	$1.04
Diluted	$0.77	$1.01
Third Quarter Ended September 30
Net sales	$600.2	$602.2
Gross profit	468.4	485.6
Net income	57.9	58.1
Earnings per share
Basic	$0.95	$0.91
Diluted	$0.91	$0.89
Fourth Quarter Ended December 31
Net sales	$630.9	$512.9
Gross profit	494.4	416.8
Net income	55.7	33.7
Earnings per share
Basic	$0.92	$0.54
Diluted	$0.88	$0.53

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE Ltd.

By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer

Dated: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 23, 2010

/s/ JOHN DESIMONE John DeSimone	Chief Financial Officer (Principal Financial Officer)	February 23, 2010

/s/ DAVID PEZZULLO David Pezzullo	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2010

/s/ LEROY BARNES Leroy Barnes	Director	February 23, 2010

/s/ RICHARD BERMINGHAM Richard Bermingham	Director	February 23, 2010

/s/ PEDRO CARDOSO Pedro Cardoso	Director	February 23, 2010

/s/ MURRAY H. DASHE Murray H. Dashe	Director	February 23, 2010

/s/ JEFFREY T. DUNN Jeffrey T. Dunn	Director	February 23, 2010

/s/ LAWRENCE M. HIGBY Lawrence M. Higby	Director	February 23, 2010

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 23, 2010

/s/ JOHN TARTOL John Tartol	Director	February 23, 2010