Form 10-Q
period 2010-03-31
HERBALIFE LTD.
filed 2010-05-03
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Number of shares of registrant’s common shares outstanding as of April 29, 2010 was 59,951,384

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
HERBALIFE LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009
	(In thousands, except share amounts)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$165,271	$150,801
Receivables, net of allowance for doubtful accounts of $4,493 (2010) and $3,982 (2009)	87,484	76,958
Inventories	146,440	145,962
Prepaid expenses and other current assets	107,810	101,181
Deferred income taxes	52,715	38,600

Total current assets	559,720	513,502

Property, at cost, net of accumulated depreciation and amortization of $160,082 (2010) and $147,392 (2009)	172,702	178,009
Deferred compensation plan assets	17,489	17,410
Deferred financing costs, net of accumulated amortization of $1,902 (2010) and $1,778 (2009)	1,375	1,498
Marketing related intangibles and other intangible assets, net	311,189	311,782
Goodwill	102,549	102,543
Other Assets	21,725	21,306

Total assets	$1,186,749	$1,146,050

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$55,717	$37,330
Royalty overrides	136,902	144,689
Accrued compensation	51,031	65,043
Accrued expenses	106,805	107,943
Current portion of long-term debt	3,372	12,402
Advance sales deposits	48,429	22,261
Income taxes payable	42,407	40,298

Total current liabilities	444,663	429,966

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	244,008	237,931
Deferred compensation plan liability	17,673	16,629
Deferred income taxes	78,376	77,613
Other non-current liabilities	24,216	24,600

Total liabilities	808,936	786,739

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 59.9 million (2010) and 60.2 million (2009) shares outstanding	120	120
Paid-in-capital in excess of par value	227,604	222,882
Accumulated other comprehensive loss	(26,508)	(23,396)
Retained earnings	176,597	159,705

Total shareholders’ equity	377,813	359,311

Total liabilities and shareholders’ equity	$1,186,749	$1,146,050

See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In thousands, except per share amounts)
Product sales	$527,222	$446,948
Handling & freight income	91,411	74,735

Net sales	618,633	521,683
Cost of sales	140,472	102,400

Gross profit	478,161	419,283
Royalty overrides	207,319	175,532
Selling, general & administrative expenses	206,883	181,458

Operating income	63,959	62,293
Interest expense, net	1,953	1,712

Income before income taxes	62,006	60,581
Income taxes	10,135	19,039

NET INCOME	$51,871	$41,542

Earnings per share:
Basic	$0.86	$0.68
Diluted	$0.83	$0.67
Weighted average shares outstanding:
Basic	60,160	61,510
Diluted	62,672	61,614
Dividends declared per share	$0.20	$0.20
See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,871	$41,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,262	14,821
(Excess) Deficiency in tax benefits from share-based payment arrangements	(2,606)	963
Share-based compensation expenses	5,295	4,880
Amortization of discount and deferred financing costs	124	121
Deferred income taxes	(13,671)	586
Unrealized foreign exchange transaction (gain) loss	(2,608)	6,537
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	15,131	—
Other	1,078	919
Changes in operating assets and liabilities:
Receivables	(12,048)	(4,047)
Inventories	474	12,235
Prepaid expenses and other current assets	(4,357)	979
Other assets	(71)	750
Accounts payable	19,311	(9,566)
Royalty overrides	(7,081)	(1,035)
Accrued expenses and accrued compensation	(14,022)	(6,703)
Advance sales deposits	26,741	16,666
Income taxes payable	5,566	6,574
Deferred compensation plan liability	1,044	(206)

NET CASH PROVIDED BY OPERATING ACTIVITIES	87,433	86,016

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(11,623)	(14,073)
Proceeds from sale of property	3	—
Deferred compensation plan assets	(79)	612

NET CASH USED IN INVESTING ACTIVITIES	(11,699)	(13,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(12,065)	(12,300)
Borrowings from long-term debt	102,000	19,000
Principal payments on long-term debt	(104,951)	(25,487)
Share repurchases	(28,010)	—
Excess (Deficiency in) tax benefits from share-based payment arrangements	2,606	(963)
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	1,888	365

NET CASH USED IN FINANCING ACTIVITIES	(38,532)	(19,385)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22,732)	(9,284)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,470	43,886
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,801	150,847

CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,271	$194,733

CASH PAID DURING THE PERIOD
Interest paid	$2,691	$3,429

Income taxes paid, net	$13,430	$13,374

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$—	$280

See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products through a network of approximately 2.1 million independent distributors, except in China, where the Company currently sells its products through retail stores, sales representatives, sales employees and licensed business providers. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.
2. Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or GAAP, for complete financial statements. The Company’s unaudited consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of March 31, 2010, and for the three months ended March 31, 2010 and 2009. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009 10-K. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Recently Adopted Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board, or FASB, issued Final Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 sets forth additional requirements and guidance regarding disclosures of fair value measurements. ASU 2010-06 requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements of Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, relating to the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009, except for the Level 3 roll forward, which is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity, or VIE, should be consolidated. The new consolidation model for VIE’s considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIE’s to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2010 fiscal year. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
3. Venezuela’s Currency Restrictions and Highly Inflationary Economy
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government and its Foreign Exchange Commission, CADIVI. The application and approval processes have been intermittently delayed in recent periods. In certain instances, the Company has made appropriate applications through CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate. In other instances, in order to timely provide products to its distributors, the Company did not submit applications but instead has used a legal parallel market mechanism for payment. In this legal parallel market Bolivars can be exchanged for U.S. dollars, but at a less favorable exchange rate than the official rate.

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded the three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela is considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact the Company’s consolidated earnings. Beginning January 1, 2010, based on the Company’s current facts and circumstances, the Company uses the parallel market exchange rate for remeasurement purposes and the Company is no longer required to translate Herbalife Venezuela’s financial statements since their functional currency is now the U.S. dollar. The Company’s ability to access the official exchange rate and the parallel market exchange rate could impact what exchange rates the Company will use for remeasurement purposes in future periods.
On January 1, 2010, upon Venezuela being designated as a highly inflationary economy, the Company recorded foreign exchange losses in its consolidated statement of income relating to the remeasurement of Herbalife Venezuela’s monetary assets and liabilities. The Company used the parallel market exchange rate for remeasurement of Herbalife Venezuela’s monetary assets and liabilities on its opening balance sheet and recorded non-tax deductible foreign exchange losses of $15.1 million primarily relating to Herbalife Venezuela’s cash and cash equivalents. This charge included a $9.9 million foreign exchange loss relating to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the less favorable parallel market rate and then translated at the official rate at December 31, 2009, as discussed in the 2009 10-K. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported on the Company’s consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on the Company’s consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the Company’s 2009 imported products recorded at the unfavorable parallel market exchange rate negatively impacted the Company’s first quarter 2010 consolidated statement of income by approximately $12.7 million, non-tax deductible, as these products were sold during the first quarter of 2010. See Note 9, Income Taxes, for additional discussion on income tax impact related to Venezuela becoming highly inflationary.
In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. The Company’s imports fall into both classifications. Since the Company is using the unfavorable parallel market exchange rate for remeasurement purposes, U.S. dollars obtained from CADIVI at the official rate could have a positive impact to the Company’s consolidated net earnings. During the three months ended March 31, 2010, $3.7 million foreign exchange gains were recorded in the Company’s consolidated statement of income as result of receiving U.S. dollars approved by CADIVI at the official exchange rate in the first quarter of 2010 primarily relating to certain product importations in 2009 which were previously registered with CADIVI. The Company continues to assess and monitor the current economic and political environment in Venezuela. As of March 31, 2010, the parallel market rate was approximately 38% and 62% less favorable than the official exchange rates for non-essential and essential items, respectively.
4. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	(In millions)
Borrowings under senior secured credit facility	$243.0	$236.4
Capital leases	4.4	4.8
Other debt	—	9.1

Total	247.4	250.3
Less: current portion	3.4	12.4

Long-term portion	$244.0	$237.9

Interest expense was $2.4 million and $3.3 million for the three months ended March 31, 2010 and 2009, respectively.
On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in its share repurchase program. See Note 11, Shareholders’ Equity, for further discussion of the share repurchase program. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On March 31, 2010, and December 31, 2009, the weighted average interest rate for the senior secured credit facility was 1.64% and 1.66%, respectively. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the senior secured credit facility in July 2006, which are being amortized over the term of the senior secured credit facility. The fair value of the Company’s senior secured credit facility approximates its carrying value.

The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2010, the Company was compliant with its debt covenants.
As of March 31, 2010, the Company is obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of March 31, 2010 and December 31, 2009, the amounts outstanding under the term loan were $145.0 million and $145.4 million, respectively.
During the first quarter of 2010, the Company borrowed an additional $102.0 million under the revolving credit facility and paid $95.0 million of the revolving credit facility. As of March 31, 2010 and December 31, 2009, the amounts outstanding under the revolving credit facility were $98.0 million and $91.0 million, respectively.
Through the course of conducting regular business operations, certain vendors and government agencies may require letters of credit to be issued. As of March 31, 2010 and December 31, 2009, the Company had an aggregate of $2.6 million and $2.8 million, respectively, of issued but undrawn letters of credit.
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
On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On March 9, 2010 the Court heard oral argument by the parties on Herbalife’s motion for summary judgment to dismiss the defendant’s sole remaining counterclaim, and a decision is pending. No date has been set for trial. The Company believes that there is merit to its remaining claims for relief and that it has meritorious defenses to the remaining counterclaim if the counterclaim is not dismissed by summary judgment.
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
6. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In millions)
Net income	$51.9	$41.5
Unrealized gain on derivative instruments, net of tax	2.1	2.0
Foreign currency translation adjustment	(5.2)	(10.7)

Comprehensive income	$48.8	$32.8

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
The Company sells products in 73 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In millions)

Net Sales:
Primary Reporting Segment
United States	$146.7	$119.1
Mexico	71.8	59.2
Others	367.7	316.6

Total Primary Reporting Segment	586.2	494.9
China	32.4	26.8

Total Net Sales	$618.6	$521.7

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In millions)
Operating Margin(1):
Primary Reporting Segment
United States	$67.2	$57.0
Mexico	24.2	26.3
Others	150.1	137.8

Total Primary Reporting Segment	241.5	221.1
China(2)	29.3	22.6

Total Operating Margin	$270.8	$243.7

Selling, general and administrative expenses(2)	206.9	181.5
Interest expense, net	1.9	1.7

Income before income taxes	62.0	60.5
Income taxes	10.1	19.0

Net Income	$51.9	$41.5

	Three Months Ended
	March 31,	March 31,
	2010	2009
	(In millions)

Net sales by product line:
Weight Management	$387.2	$329.2
Targeted Nutrition	138.6	110.0
Energy, Sports and Fitness	25.8	21.6
Outer Nutrition	31.0	31.5
Literature, promotional and other(3)	36.0	29.4

Total Net Sales	$618.6	$521.7

Net sales by geographic region:
North America(4)	$151.3	$123.1
Mexico	71.8	59.2
South and Central America	91.3	75.3
EMEA(5)	130.8	123.3
Asia Pacific(6)	141.0	114.0
China	32.4	26.8

Total Net Sales	$618.6	$521.7

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)
Compensation to China sales employees and service fees to China licensed business providers totaling $16.2 million and $14.0 million, for the three months ended March 31, 2010 and 2009, respectively, is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(4)	Consists of the U.S., Canada and Jamaica.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of Asia (excluding China), New Zealand and Australia.
As of March 31, 2010 and December 31, 2009, total assets for the Company’s Primary Reporting Segment were $1,136.7 million and $1,097.1 million, respectively. Total assets for the China segment were $50.0 million and $49.0 million as of March 31, 2010 and December 31, 2009, respectively.
8. Share-Based Compensation
The Company has share-based compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in the 2009 10-K. During the three months ended March 31, 2010, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2009 10-K. Also, during the three months ended March 31, 2010, the Company granted other stock units to certain key employees subject to continued service, one half of which vest on the first anniversary of the date of the grant, and the remaining half of which vest on the second anniversary of the date of the grant.

For the three months ended March 31, 2010 and 2009, share-based compensation expense amounted to $5.3 million and $4.9 million, respectively. As of March 31, 2010, the total unrecognized compensation cost related to all non-vested stock awards was $28.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.
The following tables summarize the activity under all stock-based compensation plans for the three months ended March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & Stock Appreciation Rights	Awards	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2009	7,372	$24.84	5.9 years	$123.6
Granted	174	$41.15
Exercised	(204)	$12.42
Forfeited	(17)	$31.29

Outstanding at March 31, 2010	7,325	$25.56	5.8 years	$152.5

Exercisable at March 31, 2010	4,402	$20.85	4.7 years	$111.2

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)
Outstanding and nonvested at December 31, 2009	689.5	$26.35	$18.2
Granted	18.3	$39.82	0.7
Vested	(167.5)	$32.40	(5.4)
Cancelled	(4.8)	$22.86	(0.1)

Outstanding and nonvested at March 31, 2010	535.5	$24.95	$13.4

The weighted-average grant date fair value of stock awards granted during the three months ended March 31, 2010 and 2009 was $20.23 and $5.85, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2010 and 2009, was $6.0 million and $1.2 million, respectively.
9. Income Taxes
As of March 31, 2010, the total amount of unrecognized tax benefits, related interest, and penalties was $38.8 million, $8.7 million and $2.5 million, respectively. During the three months ended March 31, 2010, the Company recorded tax, interest, and penalties related to uncertain tax positions of $0.6 million, $1.6 million and $0.1 million, respectively. During the three months ended March 31, 2010, the unrecognized tax benefits were reduced by the expiration of the statutes of limitations for tax of $1.1 million and interest of $0.3 million, which resulted in a year to date net decrease for tax of $0.5 million and a net increase for interest of $1.3 million. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $38.8 million of unrecognized tax benefits, $8.7 million of interest and $2.5 million of penalties, would impact the effective tax rate.
During the three months ended March 31, 2010, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009 and is subject to a graduated rate of 11% in 2010. The tax rate will gradually increase during the years 2010-2012 to a maximum of 25%.
Venezuela’s cumulative inflation rate exceeded 100% during the three-year period ended December 31, 2009. Therefore, beginning January 1, 2010, Venezuela is considered a highly inflationary economy for U.S. federal income tax purposes. As a result, for U.S. federal income tax purposes, Herbalife Venezuela is required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting, or DASTM, and use the U.S. dollar as its functional currency. The transitional impact of DASTM resulted in a one-time deferred income tax benefit of approximately $14.5 million recorded during the three months ended March 31, 2010.

10. Derivative Instruments and Hedging Activities
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at March 31, 2010, the maximum length of time over which the Company is hedging certain of these exposures is less than four years.
During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing the Company’s weighted average effective rate on the notional amounts at 4.28%. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of March 31, 2010, the hedge relationships qualified as effective hedges under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. As of March 31, 2010 and December 31, 2009, the Company recorded the interest rate swaps as liabilities at their fair value of $4.3 million and $2.6 million, respectively.
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
The Company also purchases foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. As of March 31, 2010, the aggregate notional amounts of these contracts outstanding were approximately $91.1 million and were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. Changes in the fair value of these U.S. dollar forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2010, and December 31, 2009, the Company recorded assets at fair values of $5.3 million and $2.3 million, respectively, relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the quarter ended March 31, 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2010.
As of March 31, 2010, substantially all of the Company’s outstanding foreign currency forward contracts have maturity dates of less than fifteen months with the majority of freestanding derivatives expiring within six months. There were no foreign currency option contracts outstanding as of March 31, 2010. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of March 31, 2010.

Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the three months ended March 31, 2010 and 2009:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Loss
	For the Three Months Ended
	March 31, 2010	March 31, 2009
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$5.1	$2.4
Interest rate swaps	$(2.5)	$—
The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2010 and 2009:

	Amount of Gain (Loss)
	Recognized in Income
	For the Three Months Ended		Location of Gain (Loss)
	March 31, 2010	March 31, 2009	Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	$(0.1)	$(0.2)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(7.5)	$(0.3)	Selling, general and administrative expenses

(1)
For foreign exchange contracts designated as hedging instruments, the $0.1 million and $0.2 million loss recognized in income represents the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2010 and 2009:

			Location of Gain (Loss)
	Amount of Gain (Loss) Reclassified		Reclassified
	from Accumulated Other Comprehensive		from Accumulated Other
	Loss into Income		Comprehensive
	For the Three Months Ended		Loss into Income
	March 31, 2010	March 31, 2009	(Effective Portion)
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$(0.6)	$—	Cost of sales

Foreign exchange currency contracts relating to intercompany management fee hedges	$1.6	$—	Selling, general and administrative expenses
Interest rate contracts	$(0.9)	$(0.4)	Interest expense, net
The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of March 31, 2010, and December 31, 2009.

11. Shareholders’ Equity
Dividends
On February 19, 2010, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million, for the fourth quarter of 2009 that was paid to shareholders on March 16, 2010. The aggregate amount of dividends declared and paid during the three months ended March 31, 2010 and 2009 were $12.1 million and $12.3 million, respectively.
Share Repurchases
On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. During the three months ended March 31, 2010, the Company repurchased approximately 0.6 million of its common shares through open market purchases at an aggregate cost of approximately $25.0 million or an average cost of $41.42 per share. As of March 31, 2010, the remaining authorized capacity under the Company’s share repurchase program was approximately $201.8 million.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)
Weighted average shares used in basic computations	60,160	61,510
Dilutive effect of exercise of equity grants outstanding	2,319	61
Dilutive effect of warrants	193	43

Weighted average shares used in diluted computations	62,672	61,614

Equity grants, consisting of stock options, stock appreciation rights, and stock units, of an aggregate of 1.8 million and 3.7 million were outstanding during the three months ended March 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.
13. Fair Value Measurements
The Company applies the provisions of ASC 820 for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are based on observable forward and spot rates. Interest rate swaps are estimated based on LIBOR/swap yield curves at the reporting date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at March 31, 2010, and December 31, 2009:
Fair Value Measurements at Reporting Date Using

		Significant	Significant
		Other	Other
		Observable	Observable
		Inputs	Inputs
		(Level 2)	(Level 2)
		Fair Value at	Fair Value at
	Derivative Balance Sheet	March 31,	December 31,
	Location	2010	2009
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$5.3	$2.3
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.1	$0.9

		$5.4	$3.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued expenses	$4.3	$2.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$5.2	$2.6

		$9.5	$5.2

14. Subsequent Event
On April 29, 2010, the Company announced that its board of directors has authorized a $0.20 per common share cash dividend for the first quarter of 2010, payable on May 24, 2010 to shareholders of record as of May 10, 2010.
On May 3, 2010, the Company’s board of directors approved an increase to the current share repurchase authorization from $300 million to $1 billion, of which approximately $100 million has already been utilized. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.3 billion for the year ended December 31, 2009. As of March 31, 2010, we sold our products in 73 countries through a network of approximately 2.1 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 30-year operating history.
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
We report revenue from our six regions:
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

	Three Months Ended March 31,
	2010	2009	% Change
	(Volume points in millions)
North America	220.1	186.5	18.0%
Mexico	124.2	120.4	3.2%
South & Central America	101.1	102.6	(1.5)%
EMEA	119.5	124.1	(3.7)%
Asia Pacific (excluding China)	152.2	145.0	5.0%
China	25.6	20.8	23.1%

Worldwide	742.7	699.4	6.2%

Average Active Sales Leaders by Geographic Region
With the continued expansion of daily consumption business models in our different markets, we believe the Average Active Sales Leader metric which represents the monthly average number of sales leaders that place an order from the company in a given quarter is a useful metric. We rely on this metric as an indication of the engagement level of sales leaders in a given region. Changes in the Average Active Sales Leader metric may be indicative of the current momentum in a region as well as the potential for higher annual retention levels and future sales growth through utilization of consumption based DMOs.

	Three Months Ended March 31,
	2010	2009	% Change
	(Average Active Sales Leaders)
North America	45,831	40,285	13.8%
Mexico	34,481	33,173	3.9%
South & Central America	27,217	26,685	2.0%
EMEA	32,044	32,118	(0.2)%
Asia Pacific (excluding China)	31,903	26,832	18.9%
China	5,318	5,031	5.7%
Worldwide Average Active Sales Leaders (1)	169,715	157,999	7.4%

(1)
Worldwide Average Active Sales Leaders may not equal the sum of the Average active sales leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation.

Number of New Sales Leaders by Geographic Region during the Reporting Period
We also focus on the number of distributors qualified as new sales leaders under our compensation system. Excluding China, distributors qualify for sales leader status based on their Volume Points. The changes in the total number of sales leaders or changes in the productivity of sales leaders may cause Volume Points to increase or decrease. The fluctuation in the number of new sales leaders is a general indicator of the level of distributor recruitment.

	Three Months Ended March 31,
	2010	2009	% Change
	(New Sales Leaders)
North America	8,127	7,893	3.0%
Mexico	4,140	4,351	(4.8)%
South & Central America	5,827	7,715	(24.5)%
EMEA	3,877	5,236	(26.0)%
Asia Pacific (excluding China)	11,562	10,737	7.7%

Total New Sales Leaders	33,533	35,932	(6.7)%
New China Sales Employees and Licensed Business Providers	4,245	4,327	(1.9)%

Worldwide Total New Sales Leaders	37,778	40,259	(6.2)%

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

Sales Leaders Statistics (Excluding China)	2010	2009
	(In thousands)
January 1 total sales leaders	431.3	456.9
January & February new sales leaders	21.2	20.6
Demoted sales leaders (did not re-qualify)	(165.9)	(181.4)
Other sales leaders (resigned, etc)	(1.1)	(1.4)

End of February total sales leaders	285.5	294.7

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2010	2009
	(In thousands)
Sales leaders needing to re-qualify	290.9	304.0
Demoted sales leaders (did not re-qualify)	(165.9)	(181.4)

Total re-qualified	125.0	122.6

Retention rate	43.0%	40.3%

The table below reflects the number of sales leaders as of February (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales leaders Retention Rate
	2010	2009	2010	2009
North America	64,668	63,726	43.3%	42.2%
Mexico	47,068	50,099	50.4%	45.2%
South and Central America	51,060	67,876	34.1%	32.2%
EMEA	47,080	53,371	51.9%	48.7%
Asia Pacific (excluding China)	75,635	59,631	38.6%	35.1%

Total Sales leaders	285,511	294,703	43.0%	40.3%
China Sales Employees and Licensed Business Providers	27,415	29,684

Worldwide Total Sales Leaders	312,926	324,387

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
Presentation
“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “net sales,” which reflect distributor allowances and handling and freight income, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. You should not consider retail sales in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by changes in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in the net sales from one period to another period using “net sales in local currency” disclosure. Such net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous period. We believe presenting net sales in local currency basis is useful to investors because it allows a more meaningful comparison of the net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollars measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with GAAP.
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

Summary Financial Results
Net sales for the three months ended March 31, 2010 increased 18.6% to $618.6 million as compared to $521.7 million in 2009. In local currency, net sales for the three months ended March 31, 2010 increased 13.3%, as compared to the same period in 2009. For the three months ended March 31, 2010, net sales in U.S. dollars in our top ten countries for the period, namely the U.S., Mexico, Brazil, South Korea, China, Italy, Malaysia and India increased 23.2%, 21.3%, 42.1%, 109.5%, 20.5%, 5.0%, 16.7% and 102.0%, respectively, as compared to the same period in 2009, while Taiwan and Japan, decreased 12.0% and 6.6%, respectively, as compared to the same period in 2009. The increase in net sales in most of our top markets was primarily due to the continued successful adoption and operation of daily consumption business models, an increase in average active sales leaders, branding activities and increased distributor recruiting. The decline in Taiwan was mainly due to a government coupon promotion in the first quarter of 2009 that increased net sales in that period and was not available in 2010. In Japan, lower net sales were mainly due to decline in distributor recruiting and average active sales leaders.
Net income for the three months ended March 31, 2010 increased 24.9% to $51.9 million, or $0.83 per diluted share, compared to $41.5 million, or $0.67 per diluted share, for the same period in 2009. The increase was primarily driven by higher net sales and lower effective tax rate, and was partially offset by certain charges related to Venezuela discussed below, higher cost of goods sold including the Venezuela related charges, and higher royalties, depreciation expense, salaries and benefits, and advertising and promotion expense.
Net income for the three months ended March 31, 2010 included a $15.1 million unfavorable impact related to remeasurement of monetary assets and liabilities resulting from Venezuela being designated as a highly inflationary economy beginning January 1, 2010; a $12.7 million unfavorable impact related to incremental U.S. dollar costs of 2009 imports into Venezuela which were recorded at the unfavorable parallel market exchange rate and were not devalued based on 2010 exchange rates but rather recorded to cost of sales at their historical dollar costs as products were sold in the first quarter of 2010; a $3.7 million favorable impact resulting from receipt of U.S. dollars approved by the Venezuelan government’s Foreign Exchange Commission, or CADIVI, at the official exchange rate relating to 2009 product importations which were previously registered with CADIVI and a $14.5 million one-time favorable impact to income taxes related to Venezuela becoming a highly inflationary economy. Net income for the three months ended March 31, 2009 included a $0.4 million unfavorable after tax impact in connection with our restructuring activities.
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
The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2010	2009
Operations:
Net sales	100.0%	100.0%
Cost of sales	22.7	19.6

Gross profit	77.3	80.4
Royalty overrides(1)	33.5	33.7
Selling, general and administrative expenses(1)	33.4	34.8

Operating income	10.4	11.9
Interest expense, net	0.3	0.3

Income before income taxes	10.1	11.6
Income taxes	1.6	3.6

Net income	8.5%	8.0%

(1)
Compensation to our China sales employees and service fees to our licensed business providers are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended March 31,
	2010					2009
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)
North America	$240.6	$(114.7)	$125.9	$25.4	$151.3	$196.6	$(93.7)	$102.9	$20.2	$123.1	22.9%
Mexico	116.1	(56.7)	59.4	12.4	71.8	97.8	(47.7)	50.1	9.1	59.2	21.3%
South & Central America	151.9	(73.0)	78.9	12.4	91.3	124.3	(59.9)	64.4	10.9	75.3	21.2%
EMEA	209.3	(100.4)	108.9	21.9	130.8	199.9	(96.8)	103.1	20.2	123.3	6.1%
Asia Pacific	227.1	(105.4)	121.7	19.3	141.0	189.3	(89.7)	99.6	14.4	114.0	23.7%
China	35.5	(3.1)	32.4	—	32.4	29.0	(2.2)	26.8	—	26.8	20.9%

Worldwide	$980.5	$(453.3)	$527.2	$91.4	$618.6	$836.9	$(390.0)	$446.9	$74.8	$521.7	18.6%

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
The factors described above have helped distributors increase their business, which in turn helps drive volume points in our business, and thus, net sales. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales increases during the three months ended March 31, 2010, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. This correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
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

North America
The North America region reported net sales of $151.3 million for the three months ended March 31, 2010. Net sales increased $28.2 million, or 22.9%, for the three months ended March 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 22.4% for the three months ended March 31, 2010 as compared to the same period in 2009. The overall increase in the region was a result of net sales growth in the U.S. of $27.6 million, or 23.2%, as compared to the same period in 2009.
We continue to see the success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the continued development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 65% in the U.S. Latin market and 35% in the General market for the three months ended March 31, 2010.
In January 2010, the region hosted a U.S. Latin market Future President’s Team Retreat with almost 500 attendees. The region also hosted January Spectaculars for the General market and Mega Escuelas for the Latin market. There were more than 8,100 attendees in 15 cities.
Average active sales leaders in the region increased 13.8% for the three months ended March 31, 2010, as compared to the same period in 2009. Average active sales leaders in the U.S. increased 14.5% for the three months ended March 31, 2010, as compared to the same period in 2009. Total sales leaders in the region increased 2.2% as of March 31, 2010 compared to March 31, 2009.
In March 2010, Herbalife hosted its annual global Herbalife Leadership Summit event in Orlando, Florida where President Team members and other qualifying distributors from around the world met and shared best practices, conducted leadership training and Herbalife management awarded distributors an aggregate of $36.5 million in Mark Hughes bonus payments related to 2009 performance. The summit was followed by qualified distributors attending Worldwide Vacations at Atlantis, Bahamas and Don Cesar in Florida. The combined attendance for the Worldwide Vacations was 3,100 distributors.
We believe the fiscal year 2010 net sales in North America should increase year over year primarily as a result of the continuing transformation of our distributor business focus to a daily consumption model.
Mexico
The Mexico region reported net sales of $71.8 million for the three months ended March 31, 2010. Net sales for the three months ended March 31, 2010, increased $12.6 million, or 21.3%, as compared to the same period in 2009. In local currency, net sales for the three months ended March 31, 2010 increased 7.8% as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact of $8.0 million on net sales for the three months ended March 31, 2010.
We believe that local currency sales in the first quarter benefited from our distribution agreement with a large Mexico retailer. This agreement allows distributors to pick up their product orders at 307 locations in 26 Mexican states. We believe that by leveraging their distribution system, we are providing distributors with better product accessibility.
Average active sales leaders in Mexico increased 3.9% for the three months ended March 31, 2010, as compared to the same period in 2009. Total sales leaders in Mexico decreased 6.6% as of March 31, 2010, compared to March 31, 2009.
In February 2010, Mexico hosted a Future President’s Team retreat with over 500 attendees. They also hosted a distributor leadership retreat with approximately 950 attendees.
We believe the fiscal year 2010 net sales in Mexico should increase year over year due to increase in volume as well as the assumption of a slightly favorable currency exchange rate.
South and Central America
The South and Central America region reported net sales of $91.3 million for the three months ended March 31, 2010. Net sales increased $16.0 million or 21.2%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales increased 29.6% for the three months ended March 31, 2010, as compared to the same period in 2009. The fluctuation of foreign currency rates had a $6.2 million unfavorable impact on net sales for the three months ended March 31, 2010. The increase in local currency net sales in the region for the three months ended March 31, 2010 was attributable to sales growth in several markets including Brazil, Venezuela, Ecuador, Bolivia and Colombia which increased 10.9%, 50.8%, 79.7%, 96.2% and 95.8%, respectively, partially offset by sales decline in Chile of 21.1%.

In Brazil, the region’s largest market, net sales increased $13.9 million, or 42.1%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales increased 10.9% for the three months ended March 31, 2010, as compared to the same period in 2009. The increase in local currency net sales was primarily a result of distributors successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club and other daily consumption based DMOs. The fluctuation of foreign currency rates had a $10.3 million favorable impact on net sales in Brazil for the three months ended March 31, 2010.
Venezuela, the region’s second largest market, experienced a net sales decrease of $8.7 million, or 50.4%, for the three months ended March 31, 2010, as compared to the same period in 2009. The decrease in sales reflects the impact of remeasuring Venezuela’s local sales at the parallel market exchange rate during fiscal year 2010, under highly inflationary accounting rules, which is 67% less favorable than the official exchange rate that was used to translate Venezuela’s local sales in 2009. In local currency, net sales increased 50.8% for the three months ended March 31, 2010, as compared to the same period in 2009. The sales growth in local currency was partially driven by a price increase of 10%, 9%, and 12% in June 2009, October 2009, and March 2010, respectively. We expect to make ongoing changes, as necessary, in pricing in Venezuela to mitigate the impact of inflation, currency devaluations, and currency restrictions.
Average active sales leaders in the region increased 2.0% for the three months ended March 31, 2010, as compared to the same period in 2009. The increase was driven by increases in average active sales leaders in several markets including Brazil which increased 3.8% for the three months ended March 31, 2010, as compared to the same period in 2009; and Ecuador, which increased 50.3% for the three months ended March 31, 2010, as compared to the same period in 2009. Total sales leaders in the region decreased 25.1% as of March 31, 2010 compared to March 31, 2009. We believe this decrease reflects current economic conditions coupled with the transition, in several markets, to DMOs which focus on daily consumption.
In February 2010, the region hosted an Extravaganza in Quito, Ecuador with over 12,500 attendees.
We believe the fiscal year 2010 net sales in South and Central America will show a slight decrease year over year. This assumes the negative impact of re-measuring Venezuela’s local sales under highly inflationary accounting rules at the parallel market exchange rate during fiscal year 2010 compared to the official exchange rate that was used to translate Venezuela’s local sales in 2009. We expect the decrease in Venezuela net sales to be largely offset by slightly higher volume in other countries, price increases throughout the region, and, other than in Venezuela, a more favorable currency exchange rate than in 2009.
EMEA
The EMEA region reported net sales of $130.8 million for the three months ended March 31, 2010. Net sales increased $7.5 million, or 6.1%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales decreased 2.0% for the three months ended March 31, 2010, as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $9.9 million for the three months ended March 31, 2010.
Among the largest markets in the region, Italy, Spain and Russia, net sales increased 5.0%, 12.4% and 21.2%, respectively, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, Italy reported a net sales decrease of 0.9% while both Spain and Russia reported net sales increases of 6.1% for the three months ended March 31, 2010, in each case as compared to the same period in 2009. In Spain, we are beginning to see an improvement resulting from the withdrawal of the Spanish Ministry of Health alert regarding Herbalife products. This alert was withdrawn in April 2009 requiring no action by the Company.
In other markets in the region, net sales in France decreased 16.5% and net sales in the Netherlands increased 0.9% for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, France and Netherlands net sales decreased 21.0% and 4.9%, respectively, for the three months ended March 31, 2010, as compared to the same period in 2009.
Average active sales leaders in the region remained relatively flat for the three months ended March 31, 2010, as compared to the same period in 2009. Total sales leaders in the region decreased 11.3% as of March 31, 2010 compared to March 31, 2009.
There were no major events for the region in the first quarter.

We believe fiscal year 2010 net sales in EMEA will show an increase year over year due primarily to favorable currency exchange rate.
Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $141.0 million for the three months ended March 31, 2010. Net sales increased $27.0 million, or 23.7%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales increased 10.6% for the three months ended March 31, 2010, as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact of $15.0 million on net sales for the three months ended March 31, 2010. The increase in U.S. dollar net sales in Asia Pacific for the three months ended March 31, 2010, was primarily attributable to net sales increases in South Korea, India, Indonesia and Malaysia, of 109.5%, 102.0%, 98.8% and 16.7%, respectively, partially offset by decreases in Taiwan and Japan of 12.0% and 6.6%, respectively.
Net sales in Taiwan, our largest market in the region, decreased $5.2 million, or 12.0%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales decreased 17.3% for the three months ended March 31, 2010, as compared to the same period in 2009. The decrease in first quarter sales compared to the prior year reflects the favorable impact of a government coupon promotion run in February and March of 2009 which increased net sales in those months and was not repeated this year. The fluctuation of foreign currency rates had a favorable impact on net sales of $2.3 million for the three months ended March 31, 2010, as compared to the same period in 2009.
Net sales in South Korea, our second largest market in the region, increased $18.7 million, or 109.5%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales increased 69.1% for the three months ended March 31, 2010, as compared to the same period in 2009. The increase in local currency net sales for the three months ended March 31, 2010 was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Premium Herbalife Opportunity Meeting. The fluctuation of foreign currency rates had a favorable impact on net sales of $6.9 million for the three months ended March 31, 2010, as compared to the same period in 2009.
Net sales in Japan, our third largest market in the region, decreased $1.0 million, or 6.6%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales decreased 12.0% for the three months ended March 31, 2010, as compared to the same period in 2009. The decrease in local currency net sales for the three months ended March 31, 2010, was driven by a continuing decline in distributor recruiting. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.8 million for the three months ended March 31, 2010, as compared to the same period in 2009.
Net sales in Malaysia, our fourth largest market in the region, increased $1.9 million, or 16.7%, for the three months ended March 31, 2010, as compared to the same period in 2009, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 8.7% for the three months ended March 31, 2010, as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.9 million for the three months ended March 31, 2010, as compared to the same period in 2009.
Net sales in India, our fifth largest market in the region, increased $5.1 million, or 102.0%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales increased 85.9% for the three months ended March 31, 2010, as compared to the same period in 2009. The increase in local currency net sales for the three months ended March 31, 2010, was driven by the adoption of the Nutrition Club DMO. The number of clubs at March 31, 2010 was 725 compared to 142 at March 31, 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.8 million for the three months ended March 31, 2010, as compared to the same period in 2009.
There were no major events in the region for first quarter 2010.
Average active sales leaders in the region increased 18.9% for the three months ended March 31, 2010, as compared to the same period in 2009. Average active sales leaders for South Korea, India and Malaysia increased 72.2%, 89.3% and 18.9%, respectively, for the three months ended March 31, 2010 compared to the same period in 2009. These increases were offset by declines in Japan and Australia of 22.2% and 10.4%, respectively, for the three months ended March 31, 2010 compared to the same period in 2009. Total sales leaders in the region increased 22.5% as of March 31, 2010 compared to March 31, 2009.
We believe the fiscal year 2010 net sales in Asia Pacific should increase year over year due primarily to higher volume in existing markets as well as the full year impact of Vietnam (which was opened during the fourth quarter of 2009).

China
Net sales in China were $32.4 million for the three months ended March 31, 2010. Net sales increased $5.6 million, or 20.9%, for the three months ended March 31, 2010, as compared to the same period in 2009. In local currency, net sales increased 20.4% for the three months ended March 31, 2010, as compared to the same period in 2009. The fluctuation of foreign currency rates did not have a significant impact on net sales for the three months ended March 31, 2010.
The current focus in China is to expand the Nutrition Club DMO to enhance the retail focus and thereby increase the emphasis on daily consumption methods of operation. As experienced in other markets, such as Brazil, which have gone through a similar transition, China has experienced a slow-down in sales growth as the licensed business providers begin to build their nutrition club business. We believe that the nutrition club concept is slowly starting to gain traction as witnessed by the growth in clubs over the past year. While we believe the nutrition club DMO has tremendous potential to expand throughout China and achieve success similar to Taiwan and South Korea, we also realize that the process is still in its early development stage and will most likely build gradually over the next few years.
As of March 31, 2010, we have direct-selling licenses in 11 provinces which represent an addressable population of approximately 599 million people and we are operating 75 retail stores in 30 provinces in China.
Active sales employees in China increased 5.7% for the three months ended March 31, 2010, as compared to the same period in 2009. Total sales employees in China decreased 8.0% as of March 31, 2010 compared to March 31, 2009.
We believe the fiscal year 2010 net sales in China should slightly increase year over year, primarily as a result of higher volume due to continued adoption and expansion of nutrition clubs.
Sales by Product Category

	Three Months Ended March 31,
	2010					2009
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)
Weight Management	$630.6	$(302.2)	$328.4	$58.8	$387.2	$542.8	$(262.1)	$280.7	$48.5	$329.2	17.6%
Targeted Nutrition	225.7	(108.2)	117.5	21.1	138.6	181.4	(87.6)	93.8	16.2	110.0	26.0%
Energy, Sports and Fitness	42.1	(20.2)	21.9	3.9	25.8	35.5	(17.1)	18.4	3.2	21.6	19.4%
Outer Nutrition	50.6	(24.3)	26.3	4.7	31.0	52.0	(25.1)	26.9	4.6	31.5	(1.6)%
Literature, Promotional and Other	31.5	1.6	33.1	2.9	36.0	25.2	1.9	27.1	2.3	29.4	22.4%

Total	$980.5	$(453.3)	$527.2	$91.4	$618.6	$836.9	$(390.0)	$446.9	$74.8	$521.7	18.6%

Net sales for Weight Management, Targeted Nutrition, Energy, Sports and Fitness and Literature, Promotional and Other product categories increased for the three months ended March 31, 2010, as compared to the same period in 2009, partially offset by a slight decrease in Outer Nutrition product category for the three months ended March 31, 2010, as compared to the same period in 2009, mainly due to the factors described in the above discussions of the individual geographic regions. In addition, net sales for Outer Nutrition decreased in part due to the distributor focus on DMOs that are centered towards Weight Management products.
Gross Profit
Gross profit was $478.2 million for the three months ended March 31, 2010, as compared to $419.3 million for the same period in 2009. As a percentage of net sales, gross profit for the three months ended March 31, 2010 decreased to 77.3%, as compared to 80.4% for the same period in 2009. The decrease was primarily due to $12.7 million of incremental costs related to imports during 2009 into Venezuela at the unfavorable parallel market exchange rate, which were recognized in cost of sales during the first quarter of 2010 as these products were sold, the unfavorable impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the unfavorable parallel market exchange rate during 2010, as opposed to being translated at the official rate during 2009, the unfavorable impact of other currency fluctuations, and changes in country mix. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela. We believe that we have the ability to partially mitigate certain of these cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides
Royalty overrides as a percentage of net sales was 33.5% for the three months ended March 31, 2010, as compared to 33.7% for the same period in 2009. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our full-time sales employees and licensed business providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percent of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales was 33.4% for the three months ended March 31, 2010, as compared to 34.8% for the same period in 2009.
For the three months ended March 31, 2010, selling, general and administrative expenses increased $25.4 million to $206.9 million compared to the same period in 2009. The increase for the three months ended March 31, 2010, included $11.4 million net foreign exchange loss related to Venezuela, $6.1 million in higher salaries and benefits, excluding China sales employees; $2.6 million in higher expenses related to China sales employees and licensed business providers, $2.5 million in higher depreciation expense, $2.3 million in higher credit card fees and $1.6 million in higher advertising and promotion costs. These increases were partially offset by a decrease of approximately $2.3 million in professional fees.
We expect 2010 selling, general and administrative expenses to increase in absolute dollars over 2009 levels reflecting higher China sales employee costs and licensed business provider service fees, increased depreciation, primarily related to our global Oracle implementation, and various sales growth initiatives, including distributor promotions.
Net Interest Expense
Net interest expense is as follows:

	Three Months Ended
	March 31,	March 31,
Net Interest Expense	2010	2009
	(Dollars in millions)
Interest expense	2.4	3.3
Interest income	(0.5)	(1.6)

Net interest expense	$1.9	$1.7

Net interest expense for the three months ended March 31, 2010 was relatively flat compared to the same period in 2009. The decrease in interest expense and interest income for the three months ended March 31, 2010 was primarily due to lower interest rates in 2010 as compared to 2009.
Income Taxes
Income taxes were $10.1 million for the three months ended March 31, 2010, as compared to $19.0 million for the same period in 2009. As a percentage of pre-tax income, the effective income tax rate was 16.3% for the three months ended March 31, 2010, as compared to 31.4% for the same period in 2009. The decrease in the effective tax rate for the three months ended March 31, 2010, as compared to the same period in 2009, was primarily due to the conversion of Venezuela to a highly inflationary economy, as well as the change in the operating effective rate reflecting changes in the country mix and a non-cash benefit of $1.6 million due to the expiration of certain statute of limitations.
Venezuela’s cumulative inflation rate exceeded 100% during the three-year period ended December 31, 2009. Therefore, beginning January 1, 2010, Venezuela is considered a highly inflationary economy for U.S. federal income tax purposes. As a result, for U.S. federal income tax purposes, Herbalife Venezuela is required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting, or DASTM, and use the U.S. dollar as its functional currency. The transitional impact of DASTM resulted in a one-time deferred income tax benefit of approximately $14.5 million recorded during the three months ended March 31, 2010.

Subsequent Event
On April 29, 2010, we announced that our board of directors has authorized a $0.20 per common share cash dividend for the first quarter of 2010, payable on May 24, 2010 to shareholders of record as of May 10, 2010.
On May 3, 2010, our board of directors approved an increase to the current share repurchase authorization from $300 million to $1 billion, of which approximately $100 million has already been utilized. In addition, our board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over the recent years, which together, since the inception of these programs in 2007, amounted to approximately $754.0 million. Our use of the credit facility for these purposes and not for general working capital and capital expenditure needs has limited the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $152.0 million of undrawn capacity as of March 31, 2010, and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.
For the three months ended March 31, 2010, we generated $87.4 million of operating cash flow, as compared to $86.0 million for the same period in 2009. The slight increase in cash generated from operations was primarily due to higher cash-related net income for the three months ended March 31, 2010, as compared to the same period in 2009.
Capital expenditures, including capital leases, for the three months ended March 31, 2010, were $11.6 million as compared to $14.4 million for the same period in 2009. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our domestic and international facilities. We expect to incur total capital expenditures of approximately $75.0 million for the full year of 2010.
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
During 2009, we borrowed an aggregate amount of $212.0 million under the revolving credit facility and paid $298.7 million of the revolving credit facility. During the first quarter of 2010 we borrowed an aggregate amount of $102.0 million and paid $95.0 million of the revolving credit facility. These borrowings were primarily related to our share repurchases and dividends program as discussed further below.

The following summarizes our contractual obligations including interest at March 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2015 &
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility	$254.7	$4.2	$5.5	$102.8	$142.2	$—	$—
Capital leases	4.6	1.4	1.7	1.5	—	—	—
Operating leases	150.7	27.4	28.3	23.1	19.0	17.2	35.7
Other	10.7	5.4	5.3	—	—	—	—

Total	$420.7	$38.4	$40.8	$127.4	$161.2	$17.2	$35.7

Off Balance Sheet Arrangements
At March 31, 2010 and December 31, 2009, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Share Repurchases
On April 30, 2009, our board of directors authorized a new program for us to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management.
During the quarter ended March 31, 2010, we repurchased approximately 0.6 million of our common shares through open market purchases at an aggregate cost of approximately $25.0 million or an average cost of $41.42 per share. As of March 31, 2010, the approximate dollar value of remaining capacity under our share repurchase program was approximately $201.8 million.
Dividends
On February 19, 2010, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million, for the fourth quarter of 2009 that was paid to shareholders on March 16, 2010.
Working Capital and Operating Activities
As of March 31, 2010 and December 31, 2009, we had positive working capital of $115.1 million and $83.5 million, respectively. Cash and cash equivalents were $165.3 million and $150.8 million at March 31, 2010, and December 31, 2009, respectively.
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
Venezuela’s Currency Restrictions and Highly Inflationary Economy
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government and its Foreign Exchange Commission, CADIVI. The application and approval processes have been intermittently delayed in recent periods. In certain instances, we have made appropriate applications through CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate. In other instances, in order to timely provide products to our distributors, we did not submit applications but instead have used a legal parallel market mechanism for payment. In this legal parallel market Bolivars can be exchanged for U.S. dollars, but at a less favorable exchange rate than the official rate. If CADIVI does not approve further exchanges at the official exchange rate, Herbalife Venezuela could continue to use a legal parallel exchange process to exchange U.S. dollars in addition to going through CADIVI to obtain the official rate.

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded the three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela is considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact our consolidated earnings. Beginning January 1, 2010, based on our current facts and circumstances, we use the parallel market exchange rate for remeasurement purposes and we are no longer required to translate Herbalife Venezuela’s financial statements since their functional currency is now the U.S. dollar. Our ability to access the official exchange rate and the parallel market exchange rate could impact what exchange rates we will use for remeasurement purposes in future periods.
On January 1, 2010, upon Venezuela being designated as a highly inflationary economy, we recorded foreign exchange losses in our consolidated statement of income relating to the remeasurement of Herbalife Venezuela’s monetary assets and liabilities. We used the parallel market exchange rate for remeasurement of Herbalife Venezuela’s monetary assets and liabilities on its opening balance sheet and recorded non-tax deductible foreign exchange losses of $15.1 million primarily relating to Herbalife Venezuela’s cash and cash equivalents. This charge included a $9.9 million foreign exchange loss relating to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the less favorable parallel market rate and then translated at the official rate at December 31, 2009, as discussed in the 2009 10-K. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported on our consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on our consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to our 2009 imported products recorded at the unfavorable parallel market exchange rate negatively impacted our first quarter 2010 consolidated statement of income by approximately $12.7 million, non-tax deductible, as these products were sold during the first quarter of 2010.
In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. Herbalife Venezuela’s imports fall into both classifications. Since we are using the unfavorable parallel market exchange rate for remeasurement purposes, U.S. dollars obtained from CADIVI at the official rate could have a positive impact to our consolidated net earnings. During the three months ended March 31, 2010, $3.7 million foreign exchange gains were recorded in our consolidated statement of income as result of receiving U.S. dollars approved by CADIVI at the official exchange rate in the first quarter of 2010 primarily relating to certain product importations in 2009 which were previously registered with CADIVI. We continue to assess and monitor the current economic and political environment in Venezuela. As of March 31, 2010, the parallel market rate was approximately 38% and 62% less favorable than the official exchange rates for non-essential and essential items, respectively. During 2010, we plan to continue making applications with CADIVI in order to obtain U.S. dollars at the official foreign exchange rate from CADIVI.
Herbalife Venezuela’s net sales represented less than 2% of our consolidated worldwide net sales for the three months ended March 31, 2010. At March 31, 2010, Herbalife Venezuela had reported cash and cash equivalents of approximately $8.3 million, the majority of which were denominated in Bolivars and remeasured at the less favorable parallel market rate.
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
On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On March 9, 2010 the Court heard oral argument by the parties on Herbalife’s motion for summary judgment to dismiss the defendant’s sole remaining counterclaim, and a decision is pending. No date has been set for trial. The Company believes that there is merit to its remaining claims for relief and that it has meritorious defenses to the remaining counterclaim if the counterclaim is not dismissed by summary judgment.
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
We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our recently acquired manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 73 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.
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
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.4% and 0.6% of retail sales for the three months ended March 31, 2010 and 2009, respectively.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $11.2 million and $9.3 million as of March 31, 2010, and December 31, 2009, respectively.
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
Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations, or ASC 805. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of March 31, 2010 and December 31, 2009, we had goodwill of approximately $102.5 million and marketing franchise of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the quarter ended March 31, 2010.
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
Recently Adopted Accounting Pronouncements
In January 2010, the FASB, issued Final Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements, or ASU 2010-06. ASU 2010-06 sets forth additional requirements and guidance regarding disclosures of fair value measurements. ASU 2010-06 requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and 2 fair value measurements. It also clarifies two existing disclosure requirements of ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, relating to the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. ASU 2010-06 is effective for fiscal years and interim periods beginning after December 15, 2009, except for the Level 3 roll forward, which is effective for fiscal years and interim periods beginning after December 15, 2010. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity, or VIE, should be consolidated. The new consolidation model for VIE’s considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIE’s requires companies to continually reassess VIE’s to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company’s 2010 fiscal year. The adoption of this guidance did not have a material impact to the Company’s consolidated financial statements.
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
We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC Topic 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of March 31, 2010, the aggregate notional amounts of these contracts outstanding were approximately $91.1million and were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2010 and December 31, 2009, we recorded assets at fair value of $5.3 million and $2.3 million, respectively, relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three months ended March 31, 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2010.
As of March 31, 2010, all of our foreign exchange forward contracts had a maturity of less than fifteen months, with substantially all expiring within one year. As of March 31, 2010, there were no outstanding foreign exchange option contracts.

The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At March 31, 2010
Buy JPY sell USD	92.18	$15.3	$(0.2)
Buy EUR sell USD	1.38	$46.1	$(1.0)
Buy EUR sell GBP	0.87	$3.3	$0.1
Buy EUR sell MXN	18.04	$30.1	$(2.3)
Buy GBP sell EUR	0.89	$1.7	$—
Buy MXN sell USD	12.60	$11.5	$0.2
Buy PHP sell USD	45.37	$3.3	$—
Buy TWD sell USD	31.93	$4.5	$—
Buy USD sell BRL	1.90	$6.8	$(0.4)
Buy USD sell COP	2,034.86	$4.9	$(0.3)
Buy USD sell MXN	13.13	$11.0	$(0.7)
Buy USD sell PHP	46.38	$5.8	$(0.1)
Buy USD sell RUB	30.39	$1.3	$—
Buy USD sell EUR	1.43	$101.9	$5.2
Buy CLP sell USD	504.55	$2.6	$(0.1)
Buy INR sell USD	45.13	$0.4	$—
Buy MYR sell USD	3.27	$4.5	$—
Buy PEN sell USD	2.84	$2.4	$—
Buy RUB sell USD	29.50	$0.3	$—
Buy USD sell CLP	527.50	$2.5	$—
Buy USD sell INR	46.79	$4.3	$(0.2)
Buy USD sell JPY	92.83	$6.8	$—
Buy USD sell KRW	1,136.15	$2.5	$—
Buy USD sell TWD	31.83	$2.7	$—

Total forward contracts		$276.5	$0.2

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2010 and December 31, 2009, the total amount of our foreign subsidiary cash was $163.4 million and $149.6 million, respectively, of which $11.8 million and $11.9 million, respectively, was invested in U.S. dollars.
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. The application and approval processes have been intermittently delayed in recent periods, and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. In certain instances, we have made appropriate applications through CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate. In other instances, in order to timely provide products to our distributors, we did not register certain shipments with CADIVI, or non-CADIVI registered, and instead used a legal parallel market mechanism for payment. If CADIVI does not approve further exchanges at the official exchange rate, Herbalife Venezuela could continue to use a legal parallel exchange process to exchange U.S. dollars in addition to going through CADIVI to obtain the official rate.
In addition, beginning January 1, 2010, Venezuela is considered a highly inflationary economy. We use the parallel market exchange rate for remeasurement purposes under highly inflationary accounting rules based on our specific facts and circumstances including our ability to access the official exchange rate and the parallel market exchange rate. Also in early January 2010, Venezuela announced an official rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. Therefore, any future changes to the parallel market exchange rate or the official rate may result in a significant impact to our consolidated earnings.
As of March 31, 2010, the parallel market rate was approximately 38% and 62% less favorable than the official exchange rates for non-essential and essential items, respectively, and could further deteriorate in future periods which would have a negative impact to our earnings if we are unable to access the official rate. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk
As of March 31, 2010, the aggregate annual maturities of our senior secured credit facility were expected to be: 2010-$1.1 million; 2011-$1.5 million; 2012-$99.5 million and 2013-$140.9 million. The fair value of our senior secured credit facility approximates its carrying value of $243.0 million as of March 31, 2010 and $236.4 million as of December 31, 2009. Our senior secured credit facility bears a variable interest rate, and on March 31, 2010, and December 31, 2009, the weighted average interest rate was 1.64% and 1.66%, respectively.
During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. The swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing our weighted average effective rate on the notional amounts at 4.28%. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of March 31, 2010 the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of March 31, 2010, and December 31, 2009, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $4.3 million and $2.6 million, respectively.
Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See discussion under Note 5, Contingencies, to the Notes to the Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We distribute our products exclusively through approximately 2.1 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. There is a high rate of turnover among our distributors, which is a characteristic of the network marketing business. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.
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
We estimate that, of our approximately 2.1 million independent distributors, we had approximately 327,000 sales leaders as of March 31, 2010. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

The plaintiff is seeking a payment of €25,000 (equal to approximately $34,000 as of March 31, 2010) per purported violation as well as costs of the trial. For the year ended December 31, 2009, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.
On April 16, 2007 Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009 the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On March 9, 2010 the Court heard oral argument by the parties on Herbalife’s motion for summary judgment to dismiss the defendant’s sole remaining counterclaim, and a decision is pending. No date has been set for trial. The Company believes that there is merit to its remaining claims for relief and that it has meritorious defenses to the remaining counterclaim if the counterclaim is not dismissed by summary judgment.
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
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars at the official foreign exchange rate. The application and approval processes have been intermittently delayed in recent periods and the timing and ability to obtain U.S. dollars at the official exchange rate remains uncertain. In certain instances, we have made appropriate applications through the Venezuelan government and its Foreign Exchange Commission, CADIVI, for approval to obtain U.S. dollars to pay for imported products and an annual dividend at the official exchange rate. In other instances, in order to timely provide products to our distributors, we did not register certain shipments with CADIVI and instead used a legal parallel market mechanism for payment. Unless our ability to obtain U.S. dollars at the official foreign exchange rate is made more readily available, the results of Herbalife Venezuela’s operations will be negatively impacted as it may need to obtain more U.S. dollars from alternative sources where the exchange rate is weaker than the official rate. Additionally, if we are unable to import products at the official foreign exchange rate in Venezuela, we may implement price increases and surcharges to the selling price of our products to compensate for the incremental cost of importation. This could adversely affect sales volume in Venezuela.
Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded the three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela is considered a highly inflationary economy, which requires Herbalife Venezuela to use the U.S. dollar as their functional currency with foreign currency gains and losses recorded to the consolidated statement of income. In early January 2010, Venezuela announced an official rate devaluation of the Venezuelan Bolivar Fuerte, or Bolivar, to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. These events will have a negative impact to our earnings as further discussed in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and a small portion of our top selling products which are manufactured in a recently acquired manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of this recently acquired manufacturing facility to produce additional products for our North America and international markets. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, especially under the FDA’s recently adopted cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.
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
The following is a summary of our repurchases of common shares during the three months ended March 31, 2010:

			Total Number	Approximate
			of Shares	Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
January 1 — January 31	—	—	—	$226,801,761
February 1 — February 28	114,800	$39.52	114,800	$222,264,670
March 1 — March 31	489,120	41.86	489,120	$201,789,510

Total	603,920	$41.42	603,920	$201,789,510

Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
None.
Item 5. Other Information
(a) None.
(b) None.
Item 6. Exhibits
(a) Exhibit Index:
EXHIBIT INDEX

Exhibit
Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1	Form of Share Certificate	(d)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

Exhibit
Number	Description	Reference

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.6	Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.7#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.8	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.9	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

10.10#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10.11#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.12#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.13#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.14#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.15#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.16	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)

10.17	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.18	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10.19	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.20	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.21	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.22#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.23	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)

10.24#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.25#	Form of Stock Bonus Award Agreement	(e)

10.26#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(f)

10.27#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(f)

Exhibit
Number	Description	Reference

10.28#	Independent Directors Deferred Compensation and Stock Unit Plan	(g)

10.29#	Independent Directors Stock Unit Award Agreement	(g)

10.30#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(h)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(i)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(j)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(j)

10.35#	Amendment to Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan	(k)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(l)

10.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(l)

10.38	Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(m)

10.39	Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(m)

10.40#	Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(m)

10.41#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(n)

10.42#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(n)

10.43#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(n)

10.44#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(n)

10.45#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(n)

10.46#	Employment Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(o)

10.47#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(o)

10.48#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(o)

10.49#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(o)

10.50#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(o)

10.51#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(o)

10.52#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(p)

Exhibit
Number	Description	Reference

10.53#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(p)

10.54#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p)

10.55#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p)

10.56#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(p)

10.57#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(p)

10.58	First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(q)

10.59	Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(q)

10.60	Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(r)

10.61#	Herbalife Ltd. Employee Stock Purchase Plan	(r)

10.62	Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(r)

10.63#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(s)

10.64#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.65#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.66#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.67#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(t)

10.68	Fifth Amendment dated September 25, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(u)

10.69#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(v)

Exhibit
Number	Description	Reference

10.70#	Amendment to Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(v)

10.71#	Form of Independent Directors Stock Appreciation Right Award Agreement	(v)

10.72#	Second Amendment to Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	*

10.73#	Amendment to Form of Independent Directors Stock Appreciation Right Award Agreement	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on June 14, 2005 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(h)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on March 30, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(n)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(r)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(s)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(u)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

(v)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer

Dated: May 3, 2010