Form 10-Q
period 2010-06-30
HERBALIFE LTD.
filed 2010-08-02
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Number of shares of registrant’s common shares outstanding as of July 28, 2010 was 59,190,966

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Unaudited Consolidated Balance Sheets	3

Unaudited Consolidated Statements of Income	4

Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	38

Forward Looking Statements	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	55

Item 4. (Removed and Reserved)	55

Item 5. Other Information	55

Item 6. Exhibits	56

Signatures and Certifications	61

Exhibit 10.26
Exhibit 10.27
Exhibit 10.67
Exhibit 10.68
Exhibit 10.71
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HERBALIFE LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2010	2009
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,218	$150,801
Receivables, net of allowance for doubtful accounts of $3,568 (2010) and $3,982 (2009)	85,411	76,958
Inventories	152,035	145,962
Prepaid expenses and other current assets	114,097	101,181
Deferred income taxes	53,546	38,600

Total current assets	575,307	513,502

Property, at cost, net of accumulated depreciation and amortization of $175,245 (2010) and $147,392 (2009)	167,320	178,009
Deferred compensation plan assets	16,724	17,410
Deferred financing costs, net of accumulated amortization of $2,026 (2010) and $1,778 (2009)	1,250	1,498
Other assets	22,587	21,306
Marketing related intangibles and other intangible assets, net	311,091	311,782
Goodwill	102,899	102,543

Total assets	$1,197,178	$1,146,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,318	$37,330
Royalty overrides	141,017	144,689
Accrued compensation	52,100	65,043
Accrued expenses	117,090	107,943
Current portion of long-term debt	3,071	12,402
Advance sales deposits	51,770	22,261
Income taxes payable	29,126	40,298

Total current liabilities	442,492	429,966

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	240,280	237,931
Deferred compensation plan liability	17,358	16,629
Deferred income taxes	79,273	77,613
Other non-current liabilities	23,659	24,600

Total liabilities	803,062	786,739

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 59.1 million (2010) and 60.2 million (2009) shares outstanding	118	120
Paid-in-capital in excess of par value	232,735	222,882
Accumulated other comprehensive loss	(39,126)	(23,396)
Retained earnings	200,389	159,705

Total shareholders’ equity	394,116	359,311

Total liabilities and shareholders’ equity	$1,197,178	$1,146,050

See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Product sales	$589,373	$490,899	$1,116,595	$937,847
Handling & freight income	99,433	80,906	190,844	155,641

Net sales	688,806	571,805	1,307,439	1,093,488
Cost of sales	136,561	122,442	277,033	224,842

Gross profit	552,245	449,363	1,030,406	868,646
Royalty overrides	224,780	186,750	432,099	362,282
Selling, general & administrative expenses	211,110	190,794	417,993	372,252

Operating income	116,355	71,819	180,314	134,112
Interest expense, net	2,146	1,338	4,099	3,050

Income before income taxes	114,209	70,481	176,215	131,062
Income taxes	32,276	22,228	42,411	41,267

NET INCOME	$81,933	$48,253	$133,804	$89,795

Earnings per share:
Basic	$1.38	$0.78	$2.24	$1.46
Diluted	$1.32	$0.77	$2.14	$1.44
Weighted average shares outstanding:
Basic	59,527	61,642	59,843	61,583
Diluted	62,103	62,929	62,389	62,413
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,804	$89,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,403	29,686
(Excess) Deficiency in tax benefits from share-based payment arrangements	(4,705)	982
Share-based compensation expenses	10,820	10,024
Amortization of discount and deferred financing costs	248	244
Deferred income taxes	(15,053)	(1,657)
Unrealized foreign exchange transaction (gain) loss	(12,345)	2,545
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	15,131	—
Other	1,619	154
Changes in operating assets and liabilities:
Receivables	(11,616)	(4,938)
Inventories	(12,172)	12,022
Prepaid expenses and other current assets	(15,099)	971
Other assets	(2,229)	(679)
Accounts payable	13,781	1,202
Royalty overrides	1,072	(3,622)
Accrued expenses and accrued compensation	5,670	(19,587)
Advance sales deposits	30,937	17,164
Income taxes payable	(4,604)	(12,599)
Deferred compensation plan liability	729	557

NET CASH PROVIDED BY OPERATING ACTIVITIES	170,391	122,264

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(23,917)	(26,801)
Proceeds from sale of property	6	60
Deferred compensation plan assets	686	(252)

NET CASH USED IN INVESTING ACTIVITIES	(23,225)	(26,993)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(24,061)	(24,617)
Borrowings from long-term debt	229,000	59,000
Principal payments on long-term debt	(235,715)	(97,009)
Share repurchases	(79,220)	(972)
Excess (Deficiency in) tax benefits from share-based payment arrangements	4,705	(982)
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	4,400	791

NET CASH USED IN FINANCING ACTIVITIES	(100,891)	(63,789)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(26,858)	(893)

NET CHANGE IN CASH AND CASH EQUIVALENTS	19,417	30,589
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,801	150,847

CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,218	$181,436

CASH PAID DURING THE PERIOD
Interest paid	$4,988	$6,560

Income taxes paid, net	$58,718	$54,473

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$—	$327

See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
Herbalife Ltd., a Cayman Islands exempted limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products through a network of approximately 2.1 million independent distributors, except in China, where the Company currently sells its products through retail stores, sales representatives, sales employees and licensed business providers. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.
2. Significant Accounting Policies
Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or GAAP, for complete financial statements. The Company’s unaudited consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of June 30, 2010, and for the three and six months ended June 30, 2010 and 2009. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009 10-K. Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
New Accounting Pronouncements
In May 2010, the Financial Accounting Standards Board, or FASB, issued Final Accounting Standards Update 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, or ASU 2010-19, which codifies the SEC staff announcement made at the March 18, 2010, Emerging Issues Task Force meeting. ASU 2010-19 provides the SEC staff’s view on certain foreign currency issues relating to investments in Venezuela. ASU 2010-19 became effective on March 18, 2010. The Company has adopted this guidance and the financial statement impact relating to this adoption is discussed further below.
Venezuela
Currency Restrictions
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remain uncertain. In certain instances, the Company has made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. In other instances, the Company used a lawful but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.
In June 2010, the Venezuelan government introduced additional regulations under a new regulated system, SITME, which is controlled by the Central Bank of Venezuela. SITME provides a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME is only available in certain limited circumstances. Specifically, SITME can only be used for product purchases and it is not available for other matters such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day and $350,000 per month and is generally only available to the extent the applicant has not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. While the Company currently plans to continue to import products into Venezuela and exchange Bolivars for U.S. dollars based on the exchange mechanisms prescribed by the Venezuelan government, if the current SITME restrictions are not lifted or substantially eased, the Company may make significant changes to Herbalife Venezuela’s operations which could negatively impact the Company’s business.

Highly Inflationary Economy and Accounting
Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela was considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting under U.S. GAAP, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact the Company’s consolidated earnings. Prior to January 1, 2010 when the Bolivar was the functional currency, movements in the Bolivar to U.S. dollar were recorded as a component of equity through other comprehensive income. Pursuant to highly inflationary accounting rules, the Company is no longer required to translate Herbalife Venezuela’s financial statements since their functional currency is now the U.S. dollar.
Based on relevant facts and circumstances at the applicable times, the Company used the parallel market exchange rate for remeasurement purposes effective January 1, 2010 until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, the Company remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate, which resulted in the Company recording a non-tax deductible foreign exchange loss of $15.1 million. This charge included a $9.9 million foreign exchange loss relating to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009, as discussed in the Company’s 2009 10-K. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported in the Company’s consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on the Company’s consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the Company’s 2009 imported products recorded at the parallel market exchange rate negatively impacted the Company’s first quarter 2010 consolidated statement of income by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is non tax deductible. See Note 8, Income Taxes, for additional discussion on income tax impact related to Venezuela becoming highly inflationary.
Official Exchange Rate Devaluation
In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. The Company’s imports fall into both classifications. During 2010, because the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to the Company’s consolidated net earnings. Specifically, the Company recorded $0.1 million and $3.8 million of foreign exchange gains, in the three and six months ended June 30, 2010, respectively, to selling, general and administrative expenses within the Company’s consolidated statements of income as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate, primarily related to products imported in 2009 and early 2010. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates are not available to pay for these U.S. imports. Herbalife Venezuela also has an outstanding dividend payable to the Company of $4.2 million, which was declared in December 2008 and registered with CADIVI. The request to obtain U.S. dollars at the official rate to settle the outstanding dividend payable is pending CADIVI’s approval. Also, Herbalife Venezuela has an outstanding intercompany payable balance of $0.1 million, which was registered with CADIVI in 2009 and is pending CADIVI’s approval.
Remeasurement of Monetary Assets and Liabilities
During the second quarter of 2010, the Company recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within the Company’s consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate. As of June 30, 2010, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $11.1 million U.S. dollars which included Bolivar denominated cash and cash equivalents approximating $14.3 million U.S. dollars, and were all remeasured at the new regulated rate under the SITME. However, the amounts remeasured using the new regulated rate may not represent the true economics because of the restrictions that currently exist in the SITME. While the Company continues to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the new regulated rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize.

Consolidation of Herbalife Venezuela
The Company currently plans to continue its operation in Venezuela and to import products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements for U.S. GAAP purposes. Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate for remeasurement purposes. However, this may not represent the true economics since there are currency volume and exchange restrictions that exist in this market.
Although there are delays in the CADIVI approval process, when applicable, the Company plans to continue applying to CADIVI to obtain the official rate relating to the importation of the Company’s products. In addition, the Company plans to utilize the SITME market to the extent allowable under current restrictions in order to exchange Bolivars to U.S. dollars. The Company’s ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. The Company continues to assess and monitor the current economic and political environment in Venezuela.
Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of the Company’s consolidated net sales for the six months ended June 30, 2010, and its total assets represented less than 3% of the Company’s consolidated total assets as of June 30, 2010.
3. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
	(In millions)
Borrowings under senior secured credit facility	$239.6	$236.4
Capital leases	3.7	4.8
Other debt	0.1	9.1

Total	243.4	250.3
Less: current portion	3.1	12.4

Long-term portion	$240.3	$237.9

Interest expense was $2.5 million and $2.9 million for the three months ended June 30, 2010 and 2009, respectively, and $5.0 million and $6.2 million for the six months ended June 30, 2010 and 2009, respectively.
On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in its share repurchase program. See Note 10, Shareholders’ Equity, for further discussion of the share repurchase program. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On June 30, 2010, and December 31, 2009, the weighted average interest rate for the senior secured credit facility was 1.77% and 1.66%, respectively. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the senior secured credit facility in July 2006, which are being amortized over the term of the senior secured credit facility. The fair value of the Company’s senior secured credit facility approximates its carrying value.
The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of June 30, 2010, the Company was compliant with its debt covenants.

As of June 30, 2010, the Company was obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of June 30, 2010 and December 31, 2009, the amounts outstanding under the term loan were $144.6 million and $145.4 million, respectively.
During the first quarter of 2010, the Company borrowed an additional $102.0 million under the revolving credit facility and paid $95.0 million of the revolving credit facility. During the second quarter of 2010, the Company borrowed an additional $127.0 million under the revolving credit facility and paid $130.0 million of the revolving credit facility. As of June 30, 2010 and December 31, 2009, the amounts outstanding under the revolving credit facility were $95.0 million and $91.0 million, respectively.
Through the course of conducting regular business operations, certain vendors and government agencies may require letters of credit to be issued. As of June 30, 2010 and December 31, 2009, the Company had an aggregate of $2.4 million and $2.8 million, respectively, of issued but undrawn letters of credit.
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
On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief. (Herbalife International of America, Inc. v. Robert E. Ford, et al) The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010, the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010, Herbalife cross-appealed. The Company believes that there is merit to, and it will prevail upon, its appeal.
Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to $89 million, translated at the quarterly period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico. On July 8, 2010, the Company initiated a formal administrative appeal process. In accordance with U.S. GAAP, the Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome. The Company believes that it has meritorious defenses and is vigorously pursuing the appeal, but final resolution of this matter could take several years.

These matters may take several years to resolve. While the Company believes it has meritorious defenses, it cannot be sure of their ultimate resolution. Although the Company has reserved amounts for certain matters that the Company believes represent the most likely outcome of the resolution of these related disputes, if the Company is incorrect in the assessment, the Company may have to record additional expenses, when it becomes probable that an increased potential liability is warranted.
5. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In millions)
Net income	$81.9	$48.3	$133.8	$89.8
Unrealized gain/(loss) on derivative instruments	2.5	(1.3)	4.6	0.7
Foreign currency translation adjustment	(15.1)	10.2	(20.3)	(0.5)

Comprehensive income	$69.3	$57.2	$118.1	$90.0

6. Segment Information
The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers, in the Company’s Suzhou China facility, and in its recently acquired manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products to distributors based on the distributors’ geographic location.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$161.7	$134.2	$308.3	$253.2
Mexico	80.9	66.4	152.7	125.6
Others	395.0	330.6	762.8	647.3

Total Primary Reporting Segment	637.6	531.2	1,223.8	1,026.1
China	51.2	40.6	83.6	67.4

Total Net Sales	$688.8	$571.8	$1,307.4	$1,093.5

Operating Margin(1):
Primary Reporting Segment
United States	$62.9	$57.7	$130.1	$114.6
Mexico	31.5	25.1	55.7	51.4
Others	186.4	143.8	336.6	281.8

Total Primary Reporting Segment	280.8	226.6	522.4	447.8
China (2)	46.6	36.0	75.9	58.6

Total Operating Margin	$327.4	$262.6	$598.3	$506.4

Selling, general and administrative expenses	211.1	190.8	418.0	372.3
Interest expense, net	2.1	1.3	4.1	3.0

Income before income taxes	114.2	70.5	176.2	131.1
Income taxes	32.3	22.2	42.4	41.3

Net Income	$81.9	$48.3	$133.8	$89.8

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(In millions)
Net sales by product line:
Weight Management	$430.5	$363.8	$817.7	$693.0
Targeted Nutrition	159.8	120.9	298.4	230.9
Energy, Sports and Fitness	30.1	24.0	55.9	45.6
Outer Nutrition	31.0	32.3	62.0	63.8
Literature, promotional and other(3)	37.4	30.8	73.4	60.2

Total Net Sales	$688.8	$571.8	$1,307.4	$1,093.5

Net sales by geographic region:
North America(4)	$166.4	$138.3	$317.7	$261.4
Mexico	80.9	66.4	152.7	125.6
South and Central America	82.8	85.4	174.1	160.7
EMEA(5)	135.6	126.6	266.4	249.9
Asia Pacific(6)	171.9	114.5	312.9	228.5
China	51.2	40.6	83.6	67.4

Total Net Sales	$688.8	$571.8	$1,307.4	$1,093.5

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)
Compensation to China sales employees and service fees to China licensed business providers totaling $30.4 million and $20.9 million for the three months ended June 30, 2010 and 2009, respectively, and $40.8 million and $34.9 million for the six months ended June 30, 2010 and 2009, respectively, is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(4)	Consists of the U.S., Canada and Jamaica.

(5)	Consists of Europe, Middle East and Africa.

(6)	Consists of Asia (excluding China), New Zealand and Australia.
As of June 30, 2010 and December 31, 2009, total assets for the Company’s Primary Reporting Segment were $1,135.4 million and $1,097.1 million, respectively. Total assets for the China segment were $61.8 million and $49.0 million as of June 30, 2010 and December 31, 2009, respectively.
7. Share-Based Compensation
The Company has share-based compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in the 2009 10-K. During the six months ended June 30, 2010, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2009 10-K. Also, during the six months ended June 30, 2010, the Company granted other stock units to certain key employees subject to continued service, one half of which vest on the first anniversary of the date of the grant, and the remaining half of which vest on the second anniversary of the date of the grant.
For the three months ended June 30, 2010 and 2009, share-based compensation expense amounted to $5.5 million and $5.3 million, respectively. For the six months ended June 30, 2010 and 2009, share-based compensation expense amounted to $10.8 million and $10.2 million, respectively. As of June 30, 2010, the total unrecognized compensation cost related to all non-vested stock awards was $39.6 million and the related weighted-average period over which it is expected to be recognized is approximately 3.3 years.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & Stock Appreciation Rights	Awards	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2009	7,372	$24.84	5.9 years	$123.6
Granted	872	$44.94
Exercised	(480)	$16.52
Forfeited	(44)	$31.52

Outstanding at June 30, 2010	7,720	$25.56	5.8 years	$152.5

Exercisable at June 30, 2010	4,477	$20.85	4.7 years	$111.2

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2009	689.5	$26.35	$18.2
Granted	96.8	$44.91	4.3
Vested	(203.2)	$33.74	(6.8)
Forfeited	(7.0)	$22.53	(0.2)

Outstanding and nonvested at June 30, 2010	576.1	$26.91	$15.5

The weighted-average grant date fair value of stock awards granted during the three months ended June 30, 2010 and 2009 was $21.43 and $10.76, respectively. The weighted-average grant date fair value of stock awards granted during the six months ended June 30, 2010 and 2009 was $21.19 and $5.95, respectively. The total intrinsic value of stock awards exercised during the three months ended June 30, 2010 and 2009, was $7.5 million and $0.6 million, respectively, and during the six months ended June 30, 2010 and 2009, it was $13.4 million and $1.8 million, respectively.
8. Income Taxes
As of June 30, 2010, the total amount of unrecognized tax benefits, related interest, and penalties was $39.6 million, $7.7 million and $2.4 million, respectively. During the six months ended June 30, 2010, the Company recorded tax, interest, and penalties related to uncertain tax positions of $0.3 million, $0.3 million and $0.1 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $39.6 million of unrecognized tax benefits, $7.7 million of interest and $2.4 million of penalties, would impact the effective tax rate.
During the six months ended June 30, 2010, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009 and is subject to a graduated rate of 11% in 2010. The tax rate will gradually increase during the years 2010-2012 to a maximum of 25%.
Venezuela’s cumulative inflation rate exceeded 100% during the three-year period ended December 31, 2009. Therefore, beginning January 1, 2010, Venezuela was considered a highly inflationary economy for U.S. federal income tax purposes. As a result, for U.S. federal income tax purposes, Herbalife Venezuela is required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting, or DASTM, and use the U.S. dollar as its functional currency. The transitional impact of DASTM resulted in a one-time deferred income tax benefit of approximately $14.5 million. This benefit was recorded in the three months ended March 31, 2010.
9. Derivative Instruments and Hedging Activities
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at June 30, 2010, the maximum length of time over which the Company is hedging certain of these exposures is less than four years.

During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing the Company’s weighted average effective rate on the notional amounts at 4.28%. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of June 30, 2010, the hedge relationships qualified as effective hedges under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. As of June 30, 2010 and December 31, 2009, the Company recorded the interest rate swaps as liabilities at their fair value of $6.7 million and $2.6 million, respectively.
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
The Company also purchases foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. As of June 30, 2010, the aggregate notional amounts of these contracts outstanding were approximately $80.5 million and were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of June 30, 2010, and December 31, 2009, the Company recorded assets at fair values of $9.3 million and $2.3 million, respectively, relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the quarter ended June 30, 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2010.
As of June 30, 2010, substantially all of the Company’s outstanding foreign currency forward contracts have maturity dates of less than fifteen months with the majority of derivatives expiring within one year. There were no foreign currency option contracts outstanding as of June 30, 2010. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of June 30, 2010.

Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$8.3	$(1.8)	$13.3	$0.6
Interest rate swaps	$(3.3)	$—	$(5.9)	$—
The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2010 and 2009:

	Amount of Gain (Loss)
	Recognized in Income
	For the Three Months Ended		For the Six Months Ended		Location of Gain (Loss)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	$—	$(0.2)	$(0.1)	$—	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:

Foreign exchange currency contracts	$(1.7)	$(9.5)	$(9.2)	$(9.8)	Selling, general and administrative expenses

(1)
For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2010 and 2009:

	Amount of Gain (Loss) Reclassified				Location of Gain (Loss)
	from Accumulated				Reclassified
	Other Comprehensive				from Accumulated
	Loss into Income				Other Comprehensive
	For the Three Months Ended		For the Six Months Ended		Loss into Income
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009	(Effective Portion)
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$(0.1)	$0.4	$(0.7)	$0.4	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$2.9	$—	$4.6	$—	Selling, general and administrative expenses
Interest rate contracts	$(0.9)	$(0.4)	$(1.8)	$(0.8)	Interest expense, net
The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of June 30, 2010, and December 31, 2009.
10. Shareholders’ Equity
Dividends
On February 19, 2010, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million that was paid to shareholders on March 16, 2010. On April 29, 2010, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.0 million that was paid to shareholders on May 24, 2010.

The aggregate amount of dividends declared and paid during the three months ended June 30, 2010 and 2009 were $12.0 million and $12.3 million, respectively. The aggregate amount of dividends declared and paid during the six months ended June 30, 2010 and 2009 were $24.1 million and $24.6 million, respectively.
Share Repurchases
On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. During the three months ended March 31, 2010, the Company repurchased approximately 0.6 million of its common shares through open market purchases at an aggregate cost of approximately $25.0 million or an average cost of $41.42 per share. During the three months ended June 30, 2010, the Company repurchased approximately 1.1 million of its common shares through open market purchases at an aggregate cost of approximately $50.2 million or an average cost of $46.21 per share. As of June 30, 2010, the remaining authorized capacity under the Company’s share repurchase program was approximately $851.6 million.
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
11. Earnings Per Share
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Weighted average shares used in basic computations	59,527	61,642	59,843	61,583
Dilutive effect of exercise of equity grants outstanding	2,371	1,175	2,347	748
Dilutive effect of warrants	205	112	199	82

Weighted average shares used in diluted computations	62,103	62,929	62,389	62,413

There were an aggregate of 2.0 million and 2.9 million of equity grants, consisting of stock options, stock appreciation rights, and stock units, that were outstanding during the three months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. There were an aggregate of 2.2 million and 3.5 million of equity grants, consisting of stock options, stock appreciation rights, and stock units, that were outstanding during the six months ended June 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

12. Fair Value Measurements
The Company applies the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are based on observable forward and spot rates. Interest rate swaps are estimated based on LIBOR and swap yield curves at the reporting date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at June 30, 2010, and December 31, 2009:
Fair Value Measurements at Reporting Date Using

		Significant	Significant
		Other	Other
		Observable	Observable
		Inputs	Inputs
		(Level 2)	(Level 2)
	Derivative Balance	Fair Value at	Fair Value at
	Sheet	June 30,	December 31,
	Location	2010	2009
	(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$9.3	$2.3
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.9	$0.9

		$10.2	$3.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Interest rate swaps	Accrued expenses	$6.7	$2.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$1.6	$2.6

		$8.3	$5.2

13. Subsequent Event
In connection with the appeal of the assessment from the Mexican Tax Administration Service discussed in Note 4, Contingencies, the Company may be required to post bonds for some or all of the assessed amount. Accordingly, in July 2010, the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s existing credit facility.
On August 2, 2010, the Company announced that its board of directors has authorized an increase in the quarterly cash dividend from $0.20 to $0.25 per common share, payable on August 26, 2010 to shareholders of record as of August 12, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.3 billion for the year ended December 31, 2009. As of June 30, 2010, we sold our products in 73 countries through a network of approximately 2.1 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 30-year operating history.
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
Industry-wide factors that affect us and our competitors include the global obesity epidemic and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products along with the global increase in under and unemployment which can affect the recruitment and retention of distributors seeking part time or full time income opportunities.
While we are closely monitoring the current global economic crisis, the Company remains focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets including China, the U.S., Brazil, Mexico and Russia, globalizing successful distributor methods of operation such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management remains intently focused on the Venezuela market and especially the limited ability to repatriate cash.
We report revenue from our six regions:
•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico;

•	South and Central America;

•	EMEA, which consists of Europe, the Middle East and Africa;

•	Asia Pacific (excluding China), which consists of Asia, New Zealand and Australia; and

•	China.
Volume Points by Geographic Region
A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted unit measure of product sales volume. It is a useful measure that we rely on as it excludes the impact of foreign currency fluctuations, changes in retail pricing, and ignores the differences generated by varying retail pricing across geographic markets. The Volume Point measure, in the aggregate and in each region, can be a measure of our sales volume as well as of sales volume trends. In general, an increase in Volume Points in a particular geographic region or country indicates an increase in our sales volume which results in an increase in our local currency net sales; a decrease in Volume Points in a particular geographic region or country indicates a decrease in our sales volume, which results in decreasing local currency net sales.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
	(Volume points in millions)
North America	242.8	200.5	21.1%	463.0	387.0	19.6%
Mexico	137.8	124.3	10.9%	262.0	244.7	7.1%
South & Central America	96.2	98.0	(1.8)%	197.2	200.5	(1.6)%
EMEA	127.5	117.3	8.7%	247.0	241.4	2.3%
Asia Pacific (excluding China)	191.6	125.4	52.8%	343.8	270.4	27.1%
China	41.2	32.8	25.6%	66.8	53.6	24.6%

Worldwide	837.1	698.3	19.9%	1,579.8	1,397.6	13.0%

Average Active Sales Leaders by Geographic Region
With the continued expansion of daily consumption business models in our different markets, we believe the Average Active Sales Leader metric which represents the monthly average number of sales leaders that place an order from us in a given quarter is a useful metric. We rely on this metric as an indication of the engagement level of sales leaders in a given region. Changes in the Average Active Sales Leader metric may be indicative of the current momentum in a region as well as the potential for higher annual retention levels and future sales growth through utilization of consumption based Daily Methods of Operations, or DMOs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
North America	49,120	42,710	15.0%	47,475	41,498	14.4%
Mexico	36,848	33,655	9.5%	35,664	33,414	6.7%
South & Central America	27,173	26,981	0.7%	27,195	26,833	1.3%
EMEA	32,904	31,862	3.3%	32,474	31,990	1.5%
Asia Pacific (excluding China)	34,871	25,631	36.1%	33,387	26,232	27.3%
China	6,676	6,363	4.9%	5,997	5,697	5.3%
Worldwide(1)	180,132	160,912	11.9%	174,923	159,456	9.7%

(1)
Worldwide Average Active Sales Leaders may not equal the sum of the Average Active Sales Leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation.

Number of New Sales Leaders by Geographic Region during the Reporting Period
We also focus on the number of distributors qualified as new sales leaders under our compensation system. Excluding China, distributors qualify for sales leader status based on their Volume Points. The changes in the total number of sales leaders or changes in the productivity of sales leaders may cause Volume Points to increase or decrease. The fluctuation in the number of new sales leaders has historically been a general indicator of the level of distributor recruitment. Given our ongoing transition to daily consumption DMOs coupled with the recent changes in our marketing plan, we are evaluating the usefulness of this measure to our ongoing business.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	% Change	2010	2009	% Change
North America	12,558	10,633	18.1%	20,685	18,526	11.7%
Mexico	6,806	6,316	7.8%	10,946	10,667	2.6%
South & Central America	5,639	8,121	(30.6)%	11,466	15,836	(27.6)%
EMEA	5,637	6,704	(15.9)%	9,514	11,940	(20.3)%
Asia Pacific (excluding China)	15,240	13,183	15.6%	26,802	23,920	12.0%

Total New Sales Leaders	45,880	44,957	2.1%	79,413	80,889	(1.8)%
New China Sales Employees and Licensed Business Providers	7,288	6,771	7.6%	11,533	11,098	3.9%

Worldwide Total New Sales Leaders	53,168	51,728	2.8%	90,946	91,987	(1.1)%

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

Presentation
“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “net sales,” which reflect distributor allowances and handling and freight income, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.
Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in the net sales from one period to another period using “net sales in local currency” disclosure. Such net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency basis is useful to investors because it allows a more meaningful comparison of the net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollars measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.
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

•
the Mark Hughes bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of weight management, targeted nutrition, energy, sports & fitness, Outer Nutrition products and promotional products; and

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
Summary Financial Results
Net sales for the three and six months ended June 30, 2010 were $688.8 million and $1,307.4 million, respectively. Net sales increased $117.0 million, or 20.5%, and $214.0 million, or 19.6%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales for the three and six months ended June 30, 2010 increased 20.0% and 16.8%, respectively, as compared to the same periods in 2009. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption business models, an increase in average active sales leaders, branding activities and increased distributor recruiting.
Net income for the three and six months ended June 30, 2010 was $81.9 million, or $1.32 per diluted share, and $133.8 million, or $2.14 per diluted share, respectively. Net income increased $33.7 million, or 69.8%, and $44.0 million, or 49.0%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increase was primarily driven by higher net sales, lower effective tax rate, lower professional fees and lower foreign exchange losses, and was partially offset by higher cost of goods sold including the Venezuela related charges, higher royalties, higher salaries and benefits, higher China sales employee and licensed business provider costs, higher distributor promotion and event costs and higher depreciation expense.
Net income for the three months ended June 30, 2010 included a $4.0 million pre-tax ($2.6 million post-tax) foreign exchange gain in Herbalife Venezuela as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate of 8.3 Bolivars per U.S. dollar. Net income for the six months ended June 30, 2010 also included a $15.1 million unfavorable impact related to remeasurement of monetary assets and liabilities resulting from Venezuela being designated as a highly inflationary economy beginning January 1, 2010; a $12.7 million unfavorable impact related to incremental U.S. dollar costs of 2009 imports into Venezuela which were recorded at the unfavorable parallel market exchange rate and were not devalued based on 2010 exchange rates but rather recorded to cost of sales at their historical dollar costs as products were sold in the first quarter of 2010; a $3.7 million favorable impact resulting from receipt of U.S. dollars approved by the Venezuelan government’s Foreign Exchange Commission, or CADIVI, at the official exchange rate relating to 2009 product importations which were previously registered with CADIVI and a $14.5 million one-time favorable impact to income taxes related to Venezuela becoming a highly inflationary economy.
Net income for the three months ended June 30, 2009 included $1.1 million tax expense resulting from an international income tax audit settlement. Net income for the six months ended June 30, 2009 also included a $0.4 million unfavorable after tax impact in connection with our restructuring activities.
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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.8	21.4	21.2	20.6

Gross profit	80.2	78.6	78.8	79.4
Royalty overrides(1)	32.7	32.6	33.0	33.1
Selling, general and administrative expenses(1)	30.6	33.4	32.0	34.0

Operating income	16.9	12.6	13.8	12.3
Interest expense, net	0.3	0.3	0.3	0.3

Income before income taxes	16.6	12.3	13.5	12.0
Income taxes	4.7	3.9	3.3	3.8

Net income	11.9%	8.4%	10.2%	8.2%

(1)
Compensation to our China sales employees and service fees to our licensed business providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended June 30,
	2010					2009
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)
North America	$265.0	$(126.2)	$138.8	$27.6	$166.4	$220.7	$(105.3)	$115.4	$22.9	$138.3	20.3%
Mexico	130.7	(63.8)	66.9	14.0	80.9	109.3	(53.3)	56.0	10.4	66.4	21.8%
South & Central America	136.4	(65.9)	70.5	12.3	82.8	143.1	(69.8)	73.3	12.1	85.4	(3.0)%
EMEA	218.7	(105.4)	113.3	22.3	135.6	204.2	(98.1)	106.1	20.5	126.6	7.1%
Asia Pacific	274.6	(125.9)	148.7	23.2	171.9	186.4	(86.9)	99.5	15.0	114.5	50.1%
China	58.1	(6.9)	51.2	—	51.2	44.6	(4.0)	40.6	—	40.6	26.1%

Worldwide	$1,083.5	$(494.1)	$589.4	$99.4	$688.8	$908.3	$(417.4)	$490.9	$80.9	$571.8	20.5%

	Six Months Ended June 30,
	2010					2009
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(Dollars in millions)
North America	$505.6	$(240.9)	$264.7	$53.0	$317.7	$417.3	$(199.0)	$218.3	$43.1	$261.4	21.5%
Mexico	246.8	(120.5)	126.3	26.4	152.7	207.1	(101.0)	106.1	19.5	125.6	21.6%
South & Central America	288.3	(138.9)	149.4	24.7	174.1	267.4	(129.7)	137.7	23.0	160.7	8.3%
EMEA	428.0	(205.8)	222.2	44.2	266.4	404.1	(194.9)	209.2	40.7	249.9	6.6%
Asia Pacific	501.7	(231.3)	270.4	42.5	312.9	375.7	(176.6)	199.1	29.4	228.5	36.9%
China	93.6	(10.0)	83.6	—	83.6	73.6	(6.2)	67.4	—	67.4	24.0%

Worldwide	$2,064.0	$(947.4)	$1,116.6	$190.8	$1,307.4	$1,745.2	$(807.4)	$937.8	$155.7	$1,093.5	19.6%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of our product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level is to provide distributors with a competitive and broad product line, encourage strong teamwork and distributor leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped distributors increase their business, which in turn helps drive volume point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales increases during the three and six months ended June 30, 2010, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. This correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
We anticipate that our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. In addition, new ideas and DMOs, are being generated in many of our regional markets and are globalized where applicable, through the combined efforts of distributors, country management or regional and corporate management. Examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.
North America
The North America region reported net sales of $166.4 million and $317.7 million for the three and six months ended June 30, 2010, respectively. Net sales increased $28.1 million, or 20.3%, and $56.3 million, or 21.5%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 19.9% and 21.1% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The overall increase in the region was a result of net sales growth in the U.S. of $27.5 million, or 20.5%, and $55.1 million, or 21.8%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.
In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the continued development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 65.4% in the U.S. Latin market and 34.6% in the General market for the three months ended June 30, 2010 and 65.0% in the U.S. Latin market and 35.0% in the General market for the six months ended June 30, 2010. Sales growth in the U.S. Latin market was 16.4% and 18.7% for the three and six months ended June 30, 2010, respectively. Sales growth in the General market was 33.2% and 23.4% for the three and six months ended June 30, 2010, respectively.
The region hosted April Leadership Development Weekends in 15 cities with approximately 12,000 attendees. In May and June 2010, the region also hosted a U.S. Latin market Nutrition Club Tour in 30 cities with almost 14,000 attendees.
Average active sales leaders in the region increased 15.0% and 14.4% for the three and six months ended June 30, 2010, respectively as compared to the same periods in 2009. Average active sales leaders in the U.S. increased 15.8% and 15.2% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in the region increased 4.7% as of June 30, 2010 compared to June 30, 2009.
We believe the fiscal year 2010 net sales in North America should increase year over year primarily as a result of the continuing growth of the U.S. Latin market and the rejuvenated General market.

Mexico
The Mexico region reported net sales of $80.9 million and $152.7 million for the three and six months ended June 30, 2010, respectively. Net sales for the three and six months ended June 30, 2010, increased $14.5 million, or 21.8%, and $27.1 million, or 21.6%, respectively, as compared to the same periods in 2009. In local currency, net sales for the three and six months ended June 30, 2010 increased 15.0% and 11.6%, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a favorable impact of $4.6 million and $12.6 million on net sales for the three and six months ended June 30, 2010, respectively.
We believe that local currency sales in the second quarter benefited from our distribution agreement with a large Mexico retailer. This agreement allows distributors to pick up their product orders at the service counters of 302 locations in 26 Mexican states. We believe that by leveraging their distribution system, we are providing distributors with significantly better product access.
Average active sales leaders in Mexico increased 9.5% and 6.7% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in Mexico decreased 5.0% as of June 30, 2010, compared to June 30, 2009.
In April 2010, Mexico hosted a Nutrition Club Tour in 33 cities with total attendance of 28,000.
We believe the fiscal year 2010 net sales in Mexico should increase year over year due to increases in volume as well as the assumption of a slightly favorable currency exchange rate.
South and Central America
The South and Central America region reported net sales of $82.8 million and $174.1 million for the three and six months ended June 30, 2010, respectively. Net sales decreased $2.6 million, or 3.0%, and increased $13.4 million, or 8.3%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 6.4% and 17.3% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had an $8.1 million and $14.3 million unfavorable impact on net sales for the three and six months ended June 30, 2010, respectively. The decrease in net sales for the three months ended June 30, 2010 was driven by lower sales in Venezuela under highly inflationary accounting rules, partially offset by higher sales in Brazil. The increase in net sales for the six months ended June 30, 2010 was driven by increases in Brazil and Ecuador, partially offset by the decline in Venezuela.
In Brazil, the region’s largest market, net sales increased $11.0 million, or 30.2%, and $24.9 million, or 35.9%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 12.8% and 11.9% for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009. The increase in local currency net sales was primarily the result of distributors successfully transforming this market into a more balanced mix of recruiting, retailing and retention via the Nutrition Club and other daily consumption based DMOs. The fluctuation of foreign currency rates had a $6.3 million and $16.6 million favorable impact on net sales in Brazil for the three and six months ended June 30, 2010, respectively.
Venezuela, the region’s second largest market, experienced a net sales decrease of $13.2 million, or 62.8%, and $21.9 million, or 57.2%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The decrease in net sales reflects the impact of re-measuring Venezuela’s local sales at the parallel market exchange rate and the new regulated market rate during fiscal year 2010, under highly inflationary accounting rules. During the three and six months ended June 30, 2010 the average applicable exchange rate was 66% and 67% less favorable, respectively, compared to the official exchange rate that was used to translate Venezuela’s local sales during the same periods in 2009. In local currency, net sales increased 8.5% and 27.7%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The sales growth in local currency was partially driven by price increases of 10%, 9%, and 12% in June 2009, October 2009, and March 2010, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela.
Average active sales leaders in the region increased 0.7% and 1.3% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in the region decreased 25.7% as of June 30, 2010 compared to June 30, 2009.
In April 2010, the region hosted an Extravaganza in Rio de Janiero, Brazil with over 13,000 attendees.

We believe the fiscal year 2010 net sales in South and Central America will show a decrease year over year. This assumes the negative impact of re-measuring Venezuela’s local sales under highly inflationary accounting rules at the parallel market exchange rate and the new regulated market rate during fiscal year 2010 compared to the official exchange rate that was used to translate Venezuela’s local sales in 2009. In addition, we expect a slight decrease in volume for the region partially offset by price increases in select markets.
EMEA
The EMEA region reported net sales of $135.6 million and $266.4 million for the three and six months ended June 30, 2010, respectively. Net sales increased $9.0 million, or 7.1%, and $16.5 million, or 6.6%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 11.4% and 4.8% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $5.5 million and a favorable impact of $4.5 million for the three and six months ended June 30, 2010, respectively. The increase in net sales for the three and six months ended June 30, 2010 was driven by increases in Russia, Commonwealth of Independent States, or CIS countries, Norway and Spain, partially offset by a decrease in France.
In Italy, the region’s largest market, net sales decreased $0.9 million, or 2.8%, for the three months ended June 30, 2010 and increased $0.5 million, or 0.9%, for the six months ended June 30, 2010, as compared to the same periods in 2009. In local currency, net sales increased 4.6% and 2.0% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.
In Spain and Russia, the next largest markets in the region, net sales increased $1.7 million, or 19.1%, and $3.2 million, or 45.0%, respectively, for the three months ended June 30, 2010, as compared to the same period in 2009. For the six months ended June 30, 2010, Spain and Russia net sales increased $2.8 million, or 15.8%, and $4.9 million, or 32.6%, respectively, as compared to the same period in 2009. In local currency, net sales for Spain and Russia increased 28.2% and 36.1%, respectively, for the three months ended June 30, 2010, as compared to the same period in 2009 and 17.2% and 20.5%, respectively, for the six months ended June 30, 2010, as compared to the same period in 2009. The increase in Spain was mainly due to the positive effect of increased distributor engagement. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club.
In other markets in the region, net sales in France decreased $2.5 million, or 22.5% and $4.3 million, or 19.5%, and net sales in the Netherlands increased $0.6 million, or 7.7% and $0.6 million, or 4.3%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales in France decreased 16.7% and 18.9%, and net sales in the Netherlands increased 15.8% and 5.4%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The decrease in net sales in France was mainly due to lower recruiting. The increase in net sales in the Netherlands was driven by the adoption of Nutrition Clubs.
Average active sales leaders in the region increased 3.3% and 1.5% for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Total sales leaders in the region decreased 11.5% as of June 30, 2010 compared to June 30, 2009.
There were no major distributor or other marketing events for the region in the second quarter.
We believe fiscal year 2010 net sales in EMEA will show a slight increase year over year due primarily to higher volume.
Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $171.9 million and $312.9 million for the three and six months ended June 30, 2010, respectively. Net sales increased $57.4 million, or 50.1%, and $84.4 million, or 36.9%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 40.4% and 25.5% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a favorable impact of $11.0 million and $26.0 million on net sales for the three and six months ended June 30 2010, respectively. The increase in net sales for the three and six months ended June 30, 2010 was primarily driven by an increase in South Korea.
Net sales in South Korea, our largest market in the region, increased $31.6 million, or 127.3%, and $50.3 million, or 120.1%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 105.3% and 90.6% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Premium Herbalife Opportunity Meeting. The fluctuation of foreign currency rates had a favorable impact on net sales of $5.5 million and $12.4 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.

Net sales in Taiwan, our second largest market in the region, increased $5.6 million, or 15.7%, and $0.4 million, or 0.5%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 11.4% and decreased 4.3% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increase in sales for the three and six months ended June 30, 2010 as compared to the prior year reflects the impact of a government coupon promotion run in February and March of 2009 which increased net sales in those months and caused lower sales in the following months. The promotion was not repeated this year. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.5 million and $3.8 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.
Net sales in Malaysia, our third largest market in the region, increased $3.8 million, or 25.9%, and $5.7 million, or 21.9%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 14.8% and 12.1% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.6 million and $2.5 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.
Net sales in Japan, our fourth largest market in the region, increased $0.4 million, or 3.2%, and decreased $0.7 million, or 2.5%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 9.6% and decreased 2.9% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Despite the increase in local currency sales for the three months ended June 30, 2010, the market continues to be unfavorably impacted by a decline in distributor recruiting. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.7 million and a favorable impact of $0.1 million for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009.
Net sales in India, our fifth largest market in the region, increased $6.2 million, or 112.5%, and $11.3 million, or 107.5%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 98.7% and 92.6% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The increase in net sales for the three and six months ended June 30, 2010, respectively, was driven primarily by the adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.8 million and $ 1.6 million for the three and six months ended June 30, 2010, as compared to the same periods in 2009.
In May, the region hosted an Extravaganza in Singapore with almost 18,000 attendees.
Average active sales leaders in the region increased 36.1% and 27.3% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in the region increased 21.6% as of June 30, 2010 compared to June 30, 2009.
We believe the fiscal year 2010 net sales in Asia Pacific should increase year over year due primarily to higher volume in existing markets as well as the full year impact of Vietnam which was opened during the fourth quarter of 2009.
China
Net sales in China were $51.2 million and $83.6 million for the three and six months ended June 30, 2010, respectively. Net sales increased $10.6 million, or 26.1%, and $16.2 million, or 24.0%, for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 26.3% and 23.9% for the three and six months ended June 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates did not have a material impact on net sales for the three and six months ended June 30 2010.
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

As of June 30, 2010, we had direct-selling licenses in 11 provinces and we were operating 75 retail stores in 30 provinces in China. In late July, China’s Ministry of Commerce granted the company five additional licenses to conduct direct-selling business in the provinces of Jiangxi, Liaoning, Henan, Jilin, Chongqing. Additionally, our license for Shanghai, which was granted in July 2009, is now active. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million.
Average active sales leaders in China increased 4.9% and 5.3% for the three and six months ended June 30, 2010, as compared to the same periods in 2009. Total sales leaders in China decreased 5.3% as of June 30, 2010 compared to June 30, 2009.
We believe the fiscal year 2010 net sales in China should increase year over year, primarily as a result of higher volume due to continued adoption and expansion of nutrition clubs.
Sales by Product Category

	Three Months Ended June 30,
	2010					2009
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)
Weight Management	$694.9	$(328.1)	$366.8	$63.7	$430.5	$592.9	$(281.9)	$311.0	$52.8	$363.8	18.3%
Targeted Nutrition	258.0	(121.8)	136.2	23.6	159.8	196.9	(93.6)	103.3	17.6	120.9	32.2%
Energy, Sports and Fitness	48.4	(22.8)	25.6	4.5	30.1	39.2	(18.7)	20.5	3.5	24.0	25.4%
Outer Nutrition	49.9	(23.5)	26.4	4.6	31.0	52.6	(25.0)	27.6	4.7	32.3	(4.0)%
Literature, Promotional and Other	32.3	2.1	34.4	3.0	37.4	26.7	1.8	28.5	2.3	30.8	21.4%

Total	$1,083.5	$(494.1)	$589.4	$99.4	$688.8	$908.3	$(417.4)	$490.9	$80.9	$571.8	20.5%

	Six Months Ended June 30,
	2010					2009
				Handling					Handling
	Retail	Distributor	Product	& Freight	Net	Retail	Distributor	Product	& Freight	Net	% Change in
	Sales	Allowance	Sales	Income	Sales	Sales	Allowance	Sales	Income	Sales	Net Sales
	(In millions)
Weight Management	$1,325.5	$(630.3)	$695.2	$122.5	$817.7	$1,135.7	$(544.0)	$591.7	$101.3	$693.0	18.0%
Targeted Nutrition	483.7	(230.0)	253.7	44.7	298.4	378.3	(181.2)	197.1	33.8	230.9	29.2%
Energy, Sports and Fitness	90.5	(43.0)	47.5	8.4	55.9	74.7	(35.8)	38.9	6.7	45.6	22.6%
Outer Nutrition	100.5	(47.8)	52.7	9.3	62.0	104.6	(50.1)	54.5	9.3	63.8	(2.8)%
Literature, Promotional and Other	63.8	3.7	67.5	5.9	73.4	51.9	3.7	55.6	4.6	60.2	21.9%

Total	$2,064.0	$(947.4)	$1,116.6	$190.8	$1,307.4	$1,745.2	$(807.4)	$937.8	$155.7	$1,093.5	19.6%

Net sales for Weight Management, Targeted Nutrition, Energy, Sports and Fitness and Literature, Promotional and Other product categories increased for the three and six months ended June 30, 2010, as compared to the same periods in 2009, partially offset by a slight decrease in Outer Nutrition product category for the three and six months ended June 30, 2010, as compared to the same period in 2009, mainly due to the factors described in the above discussions of the individual geographic regions. In addition, net sales for Outer Nutrition decreased in part due to the distributor focus on DMOs that are centered towards Weight Management products.
Gross Profit
Gross profit was $552.2 million and $1,030.4 million for the three and six months ended June 30, 2010, respectively, as compared to $449.4 million and $868.6 million for the same periods in 2009. As a percentage of net sales, gross profit for the three and six months ended June 30, 2010 increased to 80.2% and decreased to 78.8%, respectively, as compared to 78.6% and 79.4% for the same periods in 2009. The increase for the three months ended June 30, 2010, as compared to the same period in 2009, was primarily due to favorable impact from currency fluctuations and cost savings on inventory purchases offset by the unfavorable impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the less favorable parallel market rate and the new regulated exchange rate during 2010, as opposed to the official rate during 2009. The decrease for the six months ended June 30, 2010, as compared to the same period in 2009, was primarily due to $12.7 million of incremental costs related to imports during 2009 into Venezuela at the unfavorable parallel market exchange rate, which were recognized in cost of sales during the first quarter of 2010 as these products were sold and the unfavorable impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the less favorable old parallel market rate and the new regulated exchange rate during 2010, as opposed to being translated at the official rate during 2009, partially offset by the favorable impact from currency fluctuations and cost savings on inventory purchases relating to our global operations. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela. We believe that we have the ability to partially mitigate certain cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides
Royalty overrides as a percentage of net sales was 32.7% and 33.0% for the three and six months ended June 30, 2010, respectively, as compared to 32.6% and 33.1% for the same periods in 2009. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our full-time sales employees and licensed business providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of net sales was 30.6% and 32.0% for the three and six months ended June 30, 2010, respectively, as compared to 33.4% and 34.0% for the same periods in 2009.
For the three and six months ended June 30, 2010, selling, general and administrative expenses increased $20.3 million and $45.7 million to $211.1 million and $418.0 million, respectively, compared to the same periods in 2009. The increase for the three months ended June 30, 2010, included $11.8 million in higher salaries and benefits, excluding China sales employees; $2.5 million in higher depreciation expense; and higher variable expenses including $9.5 million in higher expenses related to China sales employees and licensed business providers, $7.6 million in higher distributor promotion and event costs and $2.7 million in higher credit card fees. These increases were partially offset by a decrease of $7.4 million in professional fees and $15.4 million in lower foreign exchange losses which included the effect of the $4.0 million pre-tax net foreign exchange gain in Herbalife Venezuela as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate of 8.3 Bolivars per U.S. dollar. The increase for the six months ended June 30, 2010 included $17.9 million in higher salaries and benefits, excluding China sales employees; $5.0 million in higher depreciation expense; and higher variable expenses including $10.0 million in higher distributor promotion and event costs, $5.9 million in higher expenses related to China sales employees and licensed business providers and $4.9 million in higher credit card fees. These increases were partially offset by $3.4 million in lower professional fees and $10.4 million in lower foreign exchange loss which included the effect of Herbalife Venezuela’s $4.0 million foreign exchange gain in the second quarter of 2010 and $11.4 million foreign exchange loss in the first quarter of 2010.
We expect 2010 selling, general and administrative expenses to increase in absolute dollars over 2009 levels reflecting higher salaries and benefits excluding China sales employees, China sales employee costs, and China licensed business provider service fees, increased depreciation, primarily related to our global Oracle implementation, and various sales growth initiatives, including distributor promotions.
Net Interest Expense
Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Net Interest Expense	2010	2009	2010	2009
	(Dollars in millions)
Interest expense	2.5	2.9	5.0	6.2
Interest income	(0.4)	(1.6)	(0.9)	(3.2)

Net interest expense	$2.1	$1.3	$4.1	$3.0

The increase in net interest expense for the three and six months ended June 30, 2010 as compared to the same periods in 2009, was primarily due to the decrease in interest income generated from Herbalife Venezuela’s cash and cash equivalents, which was partially offset by a decrease in interest expense. The decrease in interest expense was primarily due to lower interest rates related to our senior secured credit facility during 2010 as compared to 2009, which was partially offset by an increase in interest expense relating to our interest rate swap agreements.
Income Taxes
Income taxes were $32.3 million and $42.4 million for the three and six months ended June 30, 2010, respectively, as compared to $22.2 million and $41.3 million for the same periods in 2009. As a percentage of pre-tax income, the effective income tax rate was 28.3% and 24.1% for the three and six months ended June 30, 2010, as compared to 31.5% for both of the same periods in 2009. The decrease in the effective tax rate for the three and six months ended June 30, 2010, as compared to the same periods in 2009, was primarily due to the conversion of Venezuela to a highly inflationary economy, as well as the change in the operating effective rate reflecting changes in the country mix and a non-cash benefit of $2.4 million due to the expiration of certain statute of limitations.

Venezuela’s cumulative inflation rate exceeded 100% during the three-year period ended December 31, 2009. Therefore, beginning January 1, 2010, Venezuela is considered a highly inflationary economy for U.S. federal income tax purposes. As a result, for U.S. federal income tax purposes, Herbalife Venezuela is required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting, or DASTM, and use the U.S. dollar as its functional currency. The transitional impact of DASTM resulted in a one-time deferred income tax benefit of approximately $14.5 million. This benefit was reflected in the first quarter of 2010.
Subsequent Event
In connection with the appeal of the administrative assessment from the Mexican Tax Administration Service discussed in Note 4, Contingencies, in the notes to consolidated financial statements, we may be required to post bonds for some or all of the assessed amount. Accordingly, in July 2010, we entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of our appeal of the assessment. Such surety bonds, if issued, would not affect the availability of our existing credit facility.
On August 2, 2010, the Company announced that its board of directors has authorized an increase in the quarterly cash dividend from $0.20 to $0.25 per common share, payable on August 26, 2010 to shareholders of record as of August 12, 2010.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over the recent years, which together, since the inception of these programs in 2007, amounted to approximately $816.1 million. Our use of the credit facility for these purposes and not for general working capital and capital expenditure needs has limited the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $155.0 million of undrawn capacity as of June 30, 2010, and is comprised of banks who are continuing to support the facility through the recent worldwide financial crisis.
For the six months ended June 30, 2010, we generated $170.4 million of operating cash flow, as compared to $122.3 million for the same period in 2009. The increase in cash generated from operations was primarily due to an increase in operating income of $46.2 million driven by a 19.6% growth in net sales for the six months ended June 30, 2010 as compared to the same period in 2009.
Capital expenditures, including capital leases, for the six months ended June 30, 2010, were $23.9 million as compared to $27.1 million for the same period in 2009. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our domestic and international facilities. We expect to incur total capital expenditures of approximately $80.0 million for the full year of 2010.
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

During 2009, we borrowed an aggregate amount of $212.0 million under the revolving credit facility and paid $298.7 million of the revolving credit facility. During the first quarter of 2010 we borrowed an aggregate amount of $102.0 million and paid $95.0 million of the revolving credit facility. During the second quarter of 2010, we borrowed an additional $127.0 million under the revolving credit facility and paid $130.0 million of the revolving credit facility. These borrowings were primarily related to our share repurchases and dividends program as discussed further below.
The following summarizes our contractual obligations including interest at June 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2015 &
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility	$251.4	$3.3	$5.8	$100.0	$142.3	$—	$—
Capital leases	3.9	0.7	1.7	1.5	—	—	—
Operating leases	148.7	19.0	30.6	25.2	20.6	18.7	34.6
Other	15.5	4.2	7.7	2.4	1.2	—	—

Total	$419.5	$27.2	$45.8	$129.1	$164.1	$18.7	$34.6

Off Balance Sheet Arrangements
At June 30, 2010 and December 31, 2009, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Share Repurchases
On April 30, 2009, we announced that our board of directors authorized a new program for us to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by management. On May 3, 2010, our board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014.
During the three months ended March 31, 2010, the Company repurchased approximately 0.6 million of its common shares through open market purchases at an aggregate cost of approximately $25.0 million or an average cost of $41.42 per share. During the three months ended June 30, 2010, we repurchased 1.1 million of our common shares through open market purchases at an aggregate cost of approximately $50.2 million or an average cost of $46.21 per share. As of June 30, 2010, the remaining authorized capacity under the share repurchase program was $851.6 million.
Dividends
On February 19, 2010, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million that was paid to shareholders on March 16, 2010. On April 29, 2010, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.0 million that was paid to shareholders on May 24, 2010.
The aggregate amount of dividends declared and paid during the three months ended June 30, 2010 and 2009 were $12.0 million and $12.3 million, respectively. The aggregate amount of dividends declared and paid during the six months ended June 30, 2010 and 2009 were $24.1 million and $24.6 million, respectively.
Working Capital and Operating Activities
As of June 30, 2010 and December 31, 2009, we had positive working capital of $132.8 million and $83.5 million, respectively. Cash and cash equivalents were $170.2 million and $150.8 million at June 30, 2010, and December 31, 2009, respectively.
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
Venezuela
Currency Restrictions
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remain uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. In other instances, we used a lawful but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.
In June 2010, the Venezuelan government introduced additional regulations under a new regulated system, SITME, which is controlled by the Central Bank of Venezuela. SITME provides a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME is only available in certain limited circumstances. Specifically, SITME can only be used for product purchases and it is not available for other matters such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day and $350,000 per month and is generally only available to the extent the applicant has not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. While we currently plan to continue to import products into Venezuela and exchange Bolivars for U.S. dollars based on the exchange mechanisms prescribed by the Venezuelan government, if the current SITME restrictions are not lifted or substantially eased, we may make significant changes to Herbalife Venezuela’s operations which could negatively impact our business.
Highly Inflationary Economy and Accounting
Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela was considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting under U.S. GAAP, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact our consolidated earnings. Prior to January 1, 2010 when the Bolivar was the functional currency, movements in the Bolivar to U.S. dollar were recorded as a component of equity through other comprehensive income. Pursuant to highly inflationary accounting rules, we are no longer required to translate Herbalife Venezuela’s financial statements since their functional currency is now the U.S. dollar.
Based on relevant facts and circumstances at the applicable times, we used the parallel market exchange rate for remeasurement purposes effective January 1, 2010 until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, we remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate, which resulted in us recording a non-tax deductible foreign exchange loss of $15.1 million. This charge included a $9.9 million foreign exchange loss relating to Herbalife Venezuela's U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009, as discussed in our 2009 10-K. Also, Herbalife Venezuela's $34.2 million cash and cash equivalents reported on our consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on our consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to our 2009 imported products recorded at the parallel market exchange rate negatively impacted our first quarter 2010 consolidated statement of income by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is non tax deductible. See Note 8, Income Taxes, in the notes to consolidated financial statements for additional discussion on income tax impact related to Venezuela becoming highly inflationary.

Official Exchange Rate Devaluation
In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. Our imports fall into both classifications. During 2010, because we used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to our consolidated net earnings. Specifically, we recorded $0.1 million and $3.8 million of foreign exchange gains, in the three and six months ended June 30, 2010, respectively, to selling, general and administrative expenses within our consolidated statements of income as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate, primarily related to products imported in 2009 and early 2010. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates are not available to pay for these U.S. imports. Herbalife Venezuela also has an outstanding dividend payable to us of $4.2 million, which was declared in December 2008 and registered with CADIVI. The request to obtain U.S. dollars at the official rate to settle the outstanding dividend payable is pending CADIVI’s approval. Also, Herbalife Venezuela has an outstanding intercompany payable balance of $0.1 million, which was registered with CADIVI in 2009 and is pending CADIVI’s approval.
Remeasurement of Monetary Assets and Liabilities
During the second quarter of 2010, we recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within our consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate. As of June 30, 2010, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $11.1 million U.S. dollars which included Bolivar denominated cash and cash equivalents approximating $14.3 million U.S. dollars, and were all remeasured at the new regulated rate under the SITME. However, the amounts remeasured using the new regulated rate may not represent the true economics because of the restrictions that currently exist in the SITME. While we continue to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on our consolidated balance sheet using the new regulated rate may not accurately represent the amount of U.S. dollars that we could ultimately realize.
Consolidation of Herbalife Venezuela
We currently plan to continue our operation in Venezuela and to import products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements for U.S. GAAP purposes. Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate for remeasurement purposes. However, this may not represent the true economics since there are currency volume and exchange restrictions that exist in this market.
Although there are delays in the CADIVI approval process, when applicable, we plan to continue applying to CADIVI to obtain the official rate relating to the importation of our products. In addition, we plan to utilize the SITME market to the extent allowable under current restrictions in order to exchange Bolivars to U.S. dollars. Our ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela. If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. If any of these events were to occur it could result in a negative impact to our consolidated earnings.
Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of our consolidated net sales for the six months ended June 30, 2010, and its total assets represented less than 3% of our consolidated total assets as of June 30, 2010.
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

On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010, the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010, Herbalife cross-appealed. The Company believes that there is merit to, and will prevail upon, its appeal.
Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to $89 million, translated at the quarterly period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico. On July 8, 2010, the Company initiated a formal administrative appeal process. In accordance with U.S. GAAP, the Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome. The Company believes that it has meritorious defenses and is vigorously pursuing the appeal, but final resolution of this matter could take several years.
These matters may take several years to resolve. While the Company believes it has meritorious defenses, it cannot be sure of their ultimate resolution. Although the Company has reserved amounts for certain matters that the Company believes represents the most likely outcome of the resolution of these related disputes, if the Company is incorrect in the assessment the Company may have to record additional expenses, when it becomes probable that an increased potential liability is warranted.
Critical Accounting Policies
Our Consolidated Financial Statements are prepared in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We regularly evaluate our estimates and assumptions related to revenue recognition, allowance for product returns, inventory reserves, share-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our operating results, financial condition and cash flows.

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
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.4% of retail sales for the three and six months ended June 30, 2010, and 0.6% of retail sales for the three and six months ended June 30, 2009.
We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $9.8 million and $9.3 million as of June 30, 2010, and December 31, 2009, respectively.
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
Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations, or ASC 805. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of June 30, 2010 and December 31, 2009, we had goodwill of approximately $102.9 million and $102.5 million, respectively, and marketing franchise of approximately $310.0 million for both periods. No marketing related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2010 and 2009.
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
We account for uncertain tax positions in accordance with the FASB ASC Topic 740, Income Taxes, or ASC 740, which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.
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
New Accounting Pronouncements
In May 2010, the Financial Accounting Standards Board, or FASB, issued Final Accounting Standards Update 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, or ASU 2010-19, which codifies the SEC staff announcement made at the March 18, 2010, Emerging Issues Task Force meeting. ASU 2010-19 provides the SEC staff’s view on certain foreign currency issues relating to investments in Venezuela. ASU 2010-19 became effective on March 18, 2010. We have adopted this guidance and the financial statement impact relating to this adoption is discussed further in Note 2, Significant Accounting Policies, in the notes to consolidated financial statements.

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
We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC Topic 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of June 30, 2010, the aggregate notional amounts of these contracts outstanding were approximately $80.5 million and were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of June 30, 2010 and December 31, 2009, we recorded assets at fair value of $9.3 million and $2.3 million, respectively, relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2010.

As of June 30, 2010, all of our foreign exchange forward contracts had a maturity of less than fifteen months, with the majority expiring within one year. As of June 30, 2010, there were no outstanding foreign exchange option contracts.
The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At June 30, 2010
Buy EUR sell GBP	0.86	$3.7	$(0.2)
Buy EUR sell JPY	113.44	$3.6	$(0.2)
Buy EUR sell MXN	16.16	$45.2	$(0.9)
Buy EUR sell USD	1.25	$12.3	$(0.2)
Buy GBP sell EUR	0.84	$2.9	$0.1
Buy JPY sell USD	90.53	$15.4	$0.4
Buy KRW sell USD	1,186.09	$7.1	$(0.2)
Buy MXN sell USD	12.63	$1.9	$—
Buy MYR sell USD	3.27	$25.0	$0.2
Buy PEN sell USD	2.83	$8.8	$—
Buy TWD sell USD	32.05	$2.7	$—
Buy USD sell COP	1,971.96	$6.1	$(0.2)
Buy USD sell EUR	1.39	$81.7	$9.4
Buy USD sell MXN	12.42	$2.7	$0.1
Buy USD sell MYR	3.26	$9.0	$(0.1)
Buy USD sell PHP	46.31	$5.0	$—
Buy USD sell RUB	30.83	$1.3	$—
Buy EUR sell HKD	10.28	$0.6	$—
Buy JPN sell EUR	109.87	$0.4	$—
Buy MXN sell EUR	15.75	$3.9	$—
Buy PHP sell USD	46.41	$2.6	$—
Buy RUB sell USD	31.35	$0.3	$—
Buy USD sell BRL	1.77	$7.4	$0.2
Buy USD sell INR	47.23	$3.8	$—
Buy USD sell JPY	88.54	$7.1	$—
Buy USD sell KRW	1,136.15	$2.5	$0.2
Buy USD sell PEN	2.82	$4.4	$—
Buy USD sell TWD	31.06	$1.8	$—

Total forward contracts		$269.2	$8.6

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2010 and December 31, 2009, the total amount of our foreign subsidiary cash was $168.3 million and $149.6 million, respectively, of which $6.7 million and $11.9 million, respectively, was invested in U.S. dollars.
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. In other instances, we used a lawful but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.

In June 2010, the Venezuelan government introduced additional regulations under a newly regulated system, SITME, which is controlled by the Central Bank of Venezuela. SITME provides a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME is only available in certain limited circumstances. Specifically, SITME can only be used for product purchases and it is not available for other matters such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day and $350,000 per month and is generally only available to the extent that the applicant has not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. While we currently plan to continue to import products into Venezuela and exchange Bolivars for U.S. dollars based on the exchange mechanisms prescribed by the Venezuelan government, if the current SITME restrictions are not lifted or substantially eased, we may be required to make changes to Herbalife Venezuela's operations which could negatively impact our business.
Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. Our imports fall into both classifications. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.
Interest Rate Risk
As of June 30, 2010, the aggregate annual maturities of our senior secured credit facility were expected to be: 2010-$0.7 million; 2011-$1.5 million; 2012-$96.5 million and 2013-$140.9 million. The fair value of our senior secured credit facility approximates its carrying value of $239.6 million as of June 30, 2010 and $236.4 million as of December 31, 2009. Our senior secured credit facility bears a variable interest rate, and on June 30, 2010, and December 31, 2009, the weighted average interest rate was 1.77% and 1.66%, respectively.
During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. The swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing our weighted average effective rate on the notional amounts at 4.28%. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of June 30, 2010 the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of June 30, 2010, and December 31, 2009, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $6.7 million and $2.6 million, respectively.
Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and any other similar words.
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

•	our relationship with, and our ability to influence the actions of, our distributors;
•	improper action by our employees or distributors in violation of applicable law;
•	adverse publicity associated with our products or network marketing organization;
•	changing consumer preferences and demands;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our distributor relations and operating results;
•	the competitive nature of our business;
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
We estimate that, of our approximately 2.1 million independent distributors, we had approximately 379,000 sales leaders as of June 30, 2010. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.
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
On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Herbalife was subject to the cGMPs as of June 25, 2008. The dietary supplement cGMPs apply only to manufacturers, packagers, labelers, or holders of finished dietary supplements and not to ingredient suppliers, unless the ingredient supplier also manufactures, holds, labels, or packages a dietary supplement. However, under dietary supplement cGMPs, manufacturers must qualify ingredient suppliers in order to use their products in dietary supplements. One of the many requirements of the cGMP final rule is that the manufacturer conduct 100 percent identity testing on all dietary ingredients used in the manufacture of dietary supplements or petition the FDA for an exemption from this requirement. We are unaware of any company having submitted such a petition. Herbalife has implemented a comprehensive quality assurance program that is designed to ensure compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. Further, in complying with the dietary supplement cGMPs. we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.
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
The plaintiff is seeking a payment of €25,000 (equal to approximately $30,000 as of June 30, 2010) per purported violation as well as costs of the trial. For the year ended December 31, 2009, our net sales in Belgium were approximately $16.0 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. There is no date yet for the oral hearings. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.
On April 16, 2007 Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009 the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010 the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010 Herbalife cross-appealed. The Company believes that there is merit to, and it will prevail upon, its appeal.
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
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. In other instances, we used a lawful but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.

In June 2010, the Venezuelan government introduced additional regulations under a newly regulated system, SITME, which is controlled by the Central Bank of Venezuela. SITME provides a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME is only available in certain limited circumstances. Specifically, SITME can only be used for product purchases and it is not available for other matters such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day and $350,000 per month and is generally only available to the extent that the applicant has not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. While we currently plan to continue to import products into Venezuela and exchange Bolivars for U.S. dollars based on the exchange mechanisms prescribed by the Venezuelan government, if the current SITME restrictions are not lifted or substantially eased, we may make changes to Herbalife Venezuela’s operations which could negatively impact our business.
If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. If any of these events were to occur it could result in a negative impact to our consolidated earnings.
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
Since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, including the dietary supplement cGMPs, then our financial condition and operating results would be harmed.
The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and a small portion of our top selling products which are manufactured in a recently acquired manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of this recently acquired manufacturing facility to produce additional products for our North America and international markets. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

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
If we do not comply with transfer pricing, customs duties, VAT, and similar regulations, then we may be subjected to additional taxes, duties, interest and penalties in material amounts, which could harm our financial condition and operating results.
As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing tax assessments in Spain and Brazil. On May 7, 2010, we received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to $89 million, translated at the quarterly period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico. On July 8, 2010, we initiated a formal administrative appeal process. In accordance with U.S. GAAP, the Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome. We believe that we have meritorious defenses and are vigorously pursuing the appeal, but final resolution of this matter could take several years. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected.
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
Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2010 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.
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
The Cayman Islands have provisions under the Companies Law (2010 Revision) to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies. These provisions, contained within Part XVA of the Companies Law (2010 Revision), are broadly similar to the merger provisions as provided for under Delaware Law.
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
The merger provisions contained within Part XVA of the Companies Law (2010 Revision) do contain shareholder appraisal rights similar to those provided for under Delaware law. Such rights are limited to a merger under Part XVA and do apply to schemes of arrangement as discussed below.
The Companies Law (2009 Revision) also contains separate statutory provisions that provide for the merger, reconstruction and amalgamation of companies. Those are commonly referred to in the Cayman Islands as “schemes of arrangement.”
The procedural and legal requirements necessary to consummate these transactions are more rigorous and take longer to complete than the procedures typically required to consummate a merger in the United States. Under Cayman Islands law and practice, a scheme of arrangement in relation to a solvent Cayman Islands company must be approved at a shareholders’ meeting by a majority of each class of the company’s shareholders who are present and voting (either in person or by proxy) at such meeting. The shares voted in favor of the scheme of arrangement must also represent at least 75% of the value of each relevant class of the company’s shareholders present and voting at the meeting. The convening of these meetings and the terms of the amalgamation must also be sanctioned by the Grand Court of the Cayman Islands. Although there is no requirement to seek the consent of the creditors of the parties involved in the scheme of arrangement, the Grand Court typically seeks to ensure that the creditors have consented to the transfer of their liabilities to the surviving entity or that the scheme of arrangement does not otherwise materially adversely affect creditors’ interests. Furthermore, the court will only approve a scheme of arrangement if it is satisfied that:
•	the statutory provisions as to majority vote have been complied with;

•	the shareholders who voted at the meeting in question fairly represent the relevant class of shareholders to which they belong;

•	the scheme of arrangement is such as a businessman would reasonably approve; and

•	the scheme of arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.
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
(b) None.
(c) Our original share repurchase program announced on April 18, 2007, expired on April 17, 2009 pursuant to its terms. On April 30, 2009, our board of directors authorized a new program to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014.
The following is a summary of our repurchases of common shares during the three months ended June 30, 2010:

			Total Number	Approximate
			of Shares	Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
April 1 — April 30	11,911	$43.96	11,911	$201,265,869
May 1 — May 31	897,876	45.94	897,876	$860,020,755
June 1 — June 30	175,594	47.75	175,594	$851,636,241

	1,085,381	$46.21	1,085,381	$851,636,241

Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
None.
Item 5. Other Information
(a) None.
(b) None.

Item 6. Exhibits
(a) Exhibit Index:
EXHIBIT INDEX

Exhibit
Number		Description	Reference

3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1		Form of Share Certificate	(d)

10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)

10.2	#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3	#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.5	#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.6		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.7	#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)

10.8		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

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
(a)

10.10	#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10.11	#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.12	#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.13	#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.14	#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.15	#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.16		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Gregory Probert	(a)

10.17		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.18		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

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
(b)

10.21		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.22	#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.23
Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.
(d)

10.24	#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.25	#	Form of Stock Bonus Award Agreement	(e)

10.26	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	*

10.27	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	*

10.28	#	Independent Directors Stock Unit Award Agreement	(f)

10.29	#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)

10.30	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)

10.31	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)

10.32	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(i)

10.33	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(i)

10.34	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(j)

10.35	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(j)

10.36
Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent
(k)

10.37
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
(k)

10.38	#	Employment Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(l)

10.39	#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(l)

10.40	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(l)

Exhibit
Number		Description	Reference

10.41	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(l)

10.42	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(l)

10.43	#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(m)

10.44	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(m)

10.45	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(m)

10.46	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(m)

10.47	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(m)

10.48	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(n)

10.49	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n)

10.50	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.51	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.52	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)

10.53	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n)

10.54
First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent
(o)

10.55
Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent
(o)

10.56
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
(p)

10.57	#	Herbalife Ltd. Employee Stock Purchase Plan	(p)

Exhibit
Number		Description	Reference

10.58
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
(p)

10.59	#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(q)

10.60	#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)

10.61	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)

10.62	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)

10.63	#	Amendment No. 1 to Employment Agreement dated as of April 4, 2008 between Gregory L. Probert and Herbalife International of America, Inc.	(r)

10.64
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
(s)

10.65	#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(t)

10.66	#	Form of Independent Directors Stock Appreciation Right Award Agreement	(t)

10.67	#	Amended and Restated Directors Compensation Plan	*

10.68	#	Amendment to Form of Independent Directors Stock Appreciation Right Award Agreement	*

10.69	#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc.	u

10.70	#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc.	(u)

10.71	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	*

31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(g)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(l)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(p)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(q)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on April 9, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

(t)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(u)	Previously filed on June 17, 2010 as an Exhibit to the company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer

Dated: August 2, 2010