Form 10-Q
period 2010-09-30
HERBALIFE LTD.
filed 2010-11-01
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common shares outstanding as of October 27, 2010 was 59,239,522

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HERBALIFE LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2010	2009
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$193,490	$150,801
Receivables, net of allowance for doubtful accounts of $3,233 (2010) and $3,982 (2009)	91,394	76,958
Inventories	183,144	145,962
Prepaid expenses and other current assets	97,716	101,181
Deferred income taxes	56,237	38,600

Total current assets	621,981	513,502

Property, at cost, net of accumulated depreciation and amortization of $180,975 (2010) and $147,392 (2009)	169,308	178,009
Deferred compensation plan assets	17,781	17,410
Deferred financing costs, net of accumulated amortization of $2,153 (2010) and $1,778 (2009)	1,124	1,498
Other assets	24,271	21,306
Marketing related intangibles and other intangible assets, net	310,992	311,782
Goodwill	102,899	102,543

Total assets	$1,248,356	$1,146,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,068	$37,330
Royalty overrides	149,215	144,689
Accrued compensation	67,318	65,043
Accrued expenses	122,453	107,943
Current portion of long-term debt	3,232	12,402
Advance sales deposits	54,637	22,261
Income taxes payable	16,602	40,298

Total current liabilities	463,525	429,966

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	205,894	237,931
Deferred compensation plan liability	18,827	16,629
Deferred income taxes	76,045	77,613
Other non-current liabilities	23,476	24,600

Total liabilities	787,767	786,739

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 59.2 million (2010) and 60.2 million (2009) shares outstanding	118	120
Paid-in-capital in excess of par value	247,189	222,882
Accumulated other comprehensive loss	(24,636)	(23,396)
Retained earnings	237,918	159,705

Total shareholders’ equity	460,589	359,311

Total liabilities and shareholders’ equity	$1,248,356	$1,146,050

See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands, except per share amounts)
Product sales	$588,635	$515,000	$1,705,230	$1,452,847
Shipping & handling revenues	99,796	85,218	290,640	240,859

Net sales	688,431	600,218	1,995,870	1,693,706
Cost of sales	133,265	131,777	410,298	356,619

Gross profit	555,166	468,441	1,585,572	1,337,087
Royalty overrides	224,061	194,639	656,160	556,921
Selling, general & administrative expenses	230,150	195,968	648,143	568,220

Operating income	100,955	77,834	281,269	211,946
Interest expense, net	2,192	1,037	6,291	4,087

Income before income taxes	98,763	76,797	274,978	207,859
Income taxes	23,024	18,902	65,435	60,169

NET INCOME	$75,739	$57,895	$209,543	$147,690

Earnings per share:
Basic	$1.28	$0.95	$3.51	$2.40
Diluted	$1.22	$0.91	$3.37	$2.34
Weighted average shares outstanding:
Basic	59,221	61,234	59,643	61,467
Diluted	61,946	63,397	62,250	63,049
Dividends declared per share	$0.25	$0.20	$0.65	$0.60
See the accompanying notes to unaudited consolidated financial statements.

HERBALIFE LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$209,543	$147,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,755	45,646
(Excess) Deficiency in tax benefits from share-based payment arrangements	(9,959)	759
Share-based compensation expenses	16,870	15,100
Amortization of discount and deferred financing costs	374	367
Deferred income taxes	(16,989)	(3,098)
Unrealized foreign exchange transaction (gain) loss	(7,536)	6,763
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	15,131	—
Other	2,911	233
Changes in operating assets and liabilities:
Receivables	(13,965)	(9,265)
Inventories	(32,921)	10,451
Prepaid expenses and other current assets	5,744	(5,724)
Other assets	(2,328)	354
Accounts payable	12,852	(4,851)
Royalty overrides	3,601	9,525
Accrued expenses and accrued compensation	11,622	5,870
Advance sales deposits	32,399	21,011
Income taxes payable	(13,568)	(15,529)
Deferred compensation plan liability	2,198	1,992

NET CASH PROVIDED BY OPERATING ACTIVITIES	267,734	227,294

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(42,199)	(41,776)
Proceeds from sale of property	64	93
Acquisition of business	—	(10,000)
Deferred compensation plan assets	(371)	(1,321)

NET CASH USED IN INVESTING ACTIVITIES	(42,506)	(53,004)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(38,934)	(36,727)
Borrowings from long-term debt	338,000	138,974
Principal payments on long-term debt	(379,465)	(180,540)
Share repurchases	(106,163)	(33,630)
Excess (Deficiency in) tax benefits from share-based payment arrangements	9,959	(759)
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	11,521	2,209

NET CASH USED IN FINANCING ACTIVITIES	(165,082)	(110,473)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,457)	737

NET CHANGE IN CASH AND CASH EQUIVALENTS	42,689	64,554
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	150,801	150,847

CASH AND CASH EQUIVALENTS, END OF PERIOD	$193,490	$215,401

CASH PAID DURING THE PERIOD
Interest paid	$7,195	$8,443

Income taxes paid, net	$84,120	$77,397

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$524	$339

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
2. Significant Accounting Policies
Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The Company’s unaudited consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited consolidated financial statements as of September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009. These unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009 10-K. Operating results for the three and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
Recently Adopted Accounting Pronouncements
In May 2010, the Financial Accounting Standards Board, or FASB, issued Final Accounting Standards Update 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, or ASU 2010-19, which codifies the SEC staff announcement made at the March 18, 2010, Emerging Issues Task Force meeting. ASU 2010-19 provides the SEC staff’s view on certain foreign currency issues relating to investments in Venezuela. ASU 2010-19 became effective on March 18, 2010. The Company adopted this guidance and the financial statement impact relating to this adoption is discussed further below.
Venezuela
Currency Restrictions
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remain uncertain. In certain instances, the Company has made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. In other instances, the Company used a legal but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.
In June 2010, the Venezuelan government introduced additional regulations under a new regulated system, SITME, which is controlled by the Central Bank of Venezuela. SITME provides a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME is only available in certain limited circumstances. Specifically, SITME can only be used for product purchases and is not available for other matters such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day and $350,000 per month and is generally only available to the extent the applicant has not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days.

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
Based on relevant facts and circumstances at the applicable times, under the highly inflationary basis of accounting, the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, the Company remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate, which resulted in the Company recording a non-tax deductible foreign exchange loss of $15.1 million. This charge included a $9.9 million foreign exchange loss relating to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009, as discussed in the Company’s 2009 10-K. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported in the Company’s consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on the Company’s consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the Company’s 2009 imported products recorded at the parallel market exchange rate negatively impacted the Company’s first quarter 2010 consolidated statement of income by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is non tax deductible. See Note 8, Income Taxes, for additional discussion on income tax impact related to Venezuela becoming highly inflationary.
Official Exchange Rate Devaluation
In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. The Company’s imports fall into both classifications. During 2010, because the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to the Company’s consolidated net earnings. Specifically, the Company recorded $3.8 million of foreign exchange gains to selling, general and administrative expenses within the Company’s consolidated statement of income for the nine months ended September 30, 2010, as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate, primarily related to products imported in 2009 and early 2010. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates are not available to pay for these U.S. imports. As of September 30, 2010, Herbalife Venezuela also has an outstanding intercompany dividend payable to the Company of $4.2 million, which was declared in December 2008 and registered with CADIVI. The request to obtain U.S. dollars at the official rate to settle the outstanding intercompany dividend payable is pending CADIVI’s approval. Also, at September 30, 2010, Herbalife Venezuela had outstanding intercompany shipment payable balances of $1.6 million, primarily relating to 2010, which are registered with CADIVI and are pending CADIVI’s approval.
Remeasurement of Monetary Assets and Liabilities
During the second quarter of 2010, the Company recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within the Company’s consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate during the second quarter of 2010. During the third quarter of 2010, the Company used the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. As of September 30, 2010, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $13.6 million which included Bolivar denominated cash and cash equivalents approximating $21.5 million, and were all remeasured at the new regulated rate under the SITME, except for the $4.2 million intercompany dividend which was remeasured at the CADIVI official rate. While the Company continues to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize.

Consolidation of Herbalife Venezuela
The Company plans to continue its operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements for U.S. GAAP purposes. Substantially all of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate.
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
Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of the Company’s consolidated net sales for the nine months ended September 30, 2010, and its total assets represented less than 3% of the Company’s consolidated total assets as of September 30, 2010.
3. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009
	(In millions)
Borrowings under senior secured credit facility	$205.2	$236.4
Capital leases	3.3	4.8
Other debt	0.6	9.1

Total	209.1	250.3
Less: current portion	3.2	12.4

Long-term portion	$205.9	$237.9

Interest expense was $2.7 million and $1.6 million for the three months ended September 30, 2010 and 2009, respectively, and $7.7 million and $7.8 million for the nine months ended September 30, 2010 and 2009, respectively.

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in its share repurchase program. See Note 10, Shareholders’ Equity, for further discussion of the share repurchase program. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On September 30, 2010, and December 31, 2009, the weighted average interest rate for the senior secured credit facility was 1.76% and 1.66%, respectively. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the senior secured credit facility in July 2006, which are being amortized over the term of the senior secured credit facility. The fair value of the Company’s senior secured credit facility approximates its carrying value.
The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2010, the Company was compliant with its debt covenants.
As of September 30, 2010, the Company was obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of September 30, 2010 and December 31, 2009, the amounts outstanding under the term loan were $144.2 million and $145.4 million, respectively.
During the first quarter of 2010, the Company borrowed an additional $102.0 million under the revolving credit facility and paid $95.0 million of the revolving credit facility. During the second quarter of 2010, the Company borrowed an additional $127.0 million under the revolving credit facility and paid $130.0 million of the revolving credit facility. During the third quarter of 2010, the Company borrowed an additional $109.0 million under the revolving credit facility and paid $143.0 million of the revolving credit facility. As of September 30, 2010 and December 31, 2009, the amounts outstanding under the revolving credit facility were $61.0 million and $91.0 million, respectively.
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
On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010, the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010, Herbalife cross-appealed. The Company believes that there is merit to its appeal, and it will prevail upon both its appeal as well as the defendant’s appeal.

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $92 million, translated at the quarterly period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico. On July 8, 2010, the Company initiated a formal administrative appeal process. In connection with the appeal of the assessment, the Company may be required to post bonds for some or all of the assessed amount. Therefore, in July 2010, the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s existing credit facility. In accordance with U.S. GAAP, the Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome. The Company believes that it has meritorious defenses and is vigorously pursuing the appeal, but final resolution of this matter could take several years.
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
5. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In millions)
Net income	$75.7	$57.9	$209.5	$147.7
Unrealized gain/(loss) on derivative instruments	(9.3)	(2.4)	(4.7)	(1.7)
Foreign currency translation adjustment	23.8	3.8	3.5	3.3

Comprehensive income	$90.2	$59.3	$208.3	$149.3

6. Segment Information
The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou China facility and in its manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products to distributors based on the distributors’ geographic location.

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$150.6	$136.8	$458.9	$390.0
Mexico	83.6	68.3	236.3	193.9
Others	402.6	349.6	1,165.5	996.9

Total Primary Reporting Segment	636.8	554.7	1,860.7	1,580.8
China	51.6	45.5	135.2	112.9

Total Net Sales	$688.4	$600.2	$1,995.9	$1,693.7

Operating Margin(1)(2):
Primary Reporting Segment
United States	$64.9	$56.6	$196.0	$163.1
Mexico	36.4	25.3	93.5	77.2
Others	183.9	152.6	517.4	441.8

Total Primary Reporting Segment	285.2	234.5	806.9	682.1
China (3)	46.0	39.3	122.5	98.1

Total Operating Margin	$331.2	$273.8	$929.4	$780.2

Selling, general and administrative expenses	230.2	196.0	648.1	568.2
Interest expense, net	2.2	1.0	6.3	4.1

Income before income taxes	98.8	76.8	275.0	207.9
Income taxes	23.1	18.9	65.5	60.2

Net Income	$75.7	$57.9	$209.5	$147.7

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(In millions)
Net sales by product line:
Weight Management	$428.1	$382.2	$1,245.8	$1,075.2
Targeted Nutrition	160.4	126.2	458.9	357.1
Energy, Sports and Fitness	31.9	26.2	87.8	71.8
Outer Nutrition	30.2	30.0	92.2	93.8
Literature, promotional and other(4)	37.8	35.6	111.2	95.8

Total Net Sales	$688.4	$600.2	$1,995.9	$1,693.7

Net sales by geographic region:
North America(5)	$155.5	$140.9	$473.2	$402.3
Mexico	83.5	68.3	236.3	193.9
South and Central America	95.0	93.0	269.2	253.7
EMEA(6)	121.2	123.3	387.6	373.2
Asia Pacific(7)	181.6	129.2	494.4	357.7
China	51.6	45.5	135.2	112.9

Total Net Sales	$688.4	$600.2	$1,995.9	$1,693.7

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)
In the third quarter of 2010, the Company changed its method of allocation for certain costs to its business segments. Historical information presented has been reclassified to conform to the current presentation. This change had no effect on the Company’s consolidated statements of income.

(3)
Compensation to China sales employees and service fees to China licensed business providers totaling $24.0 million and $23.6 million for the three months ended September 30, 2010 and 2009, respectively, and $64.4 million and $58.5 million for the nine months ended September 30, 2010 and 2009, respectively, is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(4)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(5)	Consists of the U.S., Canada and Jamaica.

(6)	Consists of Europe, Middle East and Africa.

(7)	Consists of Asia (excluding China), New Zealand and Australia.
As of September 30, 2010 and December 31, 2009, total assets for the Company’s Primary Reporting Segment were $1,184.0 million and $1,097.1 million, respectively. Total assets for the China segment were $64.4 million and $49.0 million as of September 30, 2010 and December 31, 2009, respectively.
7. Share-Based Compensation
The Company has share-based compensation plans, which are more fully described in Note 9 to the Consolidated Financial Statements in the 2009 10-K. During the nine months ended September 30, 2010, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2009 10-K. Also, during the nine months ended September 30, 2010, the Company granted other stock units to certain key employees subject to continued service, one half of which vest on the first anniversary of the date of the grant, and the remaining half of which vest on the second anniversary of the date of the grant.
For the three months ended September 30, 2010 and 2009, share-based compensation expense amounted to $6.1 million and $5.1 million, respectively. For the nine months ended September 30, 2010 and 2009, share-based compensation expense amounted to $16.9 million and $15.3 million, respectively. As of September 30, 2010, the total unrecognized compensation cost related to all non-vested stock awards was $34.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.
The following tables summarize the activity under all share-based compensation plans for the nine months ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & Stock Appreciation Rights	Awards	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2009	7,372	$24.84	5.9 years	$123.6
Granted	889	$45.16
Exercised	(1,249)	$19.11
Forfeited	(56)	$31.76

Outstanding at September 30, 2010	6,956	$28.41	5.9 years	$222.2

Exercisable at September 30, 2010	3,787	$23.05	4.4 years	$141.2

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)
Outstanding and nonvested at December 31, 2009	689.5	$26.35	$18.2
Granted	120.9	$45.66	5.5
Vested	(214.8)	$33.91	(7.3)
Forfeited	(9.0)	$22.74	(0.2)

Outstanding and nonvested at September 30, 2010	586.6	$	$16.2

The weighted-average grant date fair value of stock awards granted during the three months ended September 30, 2010 and 2009 was $31.38 and $17.60, respectively. The weighted-average grant date fair value of stock awards granted during the nine months ended September 30, 2010 and 2009 was $21.86 and $6.37, respectively. The total intrinsic value of stock awards exercised during the three months ended September 30, 2010 and 2009, was $25.8 million and $1.4 million, respectively, and during the nine months ended September 30, 2010 and 2009, it was $39.3 million and $3.2 million, respectively.

8. Income Taxes
As of September 30, 2010, the total amount of unrecognized tax benefits, related interest and penalties was $33.0 million, $5.4 million and $2.2 million, respectively. During the nine months ended September 30, 2010, the Company recorded tax, interest and penalties related to uncertain tax positions of $3.1 million, $1.4 million and $0.3 million respectively. During the nine months ended September 30, 2010 the unrecognized tax benefits were reduced by the expiration of the statutes of limitation and an international tax settlement for tax of $9.4 million, interest of $3.5 million and penalties of $0.5 million which resulted in a year to date net decrease for tax of $6.3 million, a net decrease for interest of $2.1 million and a net decrease for penalties of $0.2 million. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $33.0 million of unrecognized tax benefits, $5.4 million of interest and $2.2 million of penalties, would impact the effective tax rate.
During the nine months ended September 30, 2010, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009 and is subject to a graduated rate of 11% in 2010. The tax rate will gradually increase, during the years 2010-2012 to a maximum of 25%.
Venezuela has experienced cumulative inflation of at least 100% during the three year period ending December 31, 2009. Therefore, as of January 1, 2010 the Venezuelan Bolivar Fuerte (VEF) is hyperinflationary for U.S. federal income tax purposes. As a result, Herbalife Venezuela is now required to account for their operations using the Dollar Approximate Separate Transactions Method of accounting (DASTM). The transitional impact of DASTM resulted in a one-time deferred income tax benefit of approximately $14.5 million recorded during the first quarter of 2010 which is included within the Company’s consolidated statement of income for the nine months ended September 30, 2010.
9. Derivative Instruments and Hedging Activities
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at September 30, 2010, the maximum length of time over which the Company is hedging certain of these exposures is less than three years.
During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing the Company’s weighted average effective rate on the notional amounts at 4.28%. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of September 30, 2010, the hedge relationships qualified as effective hedges under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. As of September 30, 2010 and December 31, 2009, the Company recorded the interest rate swaps as liabilities at their fair value of $8.2 million and $2.6 million, respectively.
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

The Company also purchases foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. As of September 30, 2010, the aggregate notional amounts of these contracts outstanding were approximately $74.0 million and were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of September 30, 2010, the Company recorded assets at fair value of $0.3 million and liabilities at fair value of $1.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2009, the Company recorded assets at fair value of $2.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the quarter ended September 30, 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2010.
As of September 30, 2010, substantially all of the Company’s outstanding foreign currency forward contracts have maturity dates of fifteen months or less with the majority of derivatives expiring within six months. There were no foreign currency option contracts outstanding as of September 30, 2010. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of September 30, 2010.
Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(8.1)	$(0.6)	$5.3	$0.1
Interest rate swaps	$(2.4)	$(2.5)	$(8.2)	$(2.5)
The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2010 and 2009:

	Amount of Gain (Loss)
	Recognized in Income				Location of Gain
	For the Three Months Ended		For the Nine Months Ended		(Loss)
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	Recognized in Income
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	$0.1	$(0.1)	$—	$(0.1)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$2.0	$(1.9)	$(7.3)	$(11.7)	Selling, general and administrative expenses

(1)
For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2010 and 2009:

					Location of Gain
	Amount of Gain (Loss) Reclassified				(Loss)
	from Accumulated				Reclassified
	Other Comprehensive				from Accumulated
	Loss into Income				Other Comprehensive
	For the Three Months Ended		For the Nine Months Ended		Loss into Income
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009	(Effective Portion)
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$1.1	$0.5	$0.4	$0.9	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$1.9	$—	$6.5	$—	Selling, general and administrative expenses

Interest rate contracts	$(0.9)	$(0.2)	$(2.7)	$(1.0)	Interest expense, net
The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of September 30, 2010, and December 31, 2009.
10. Shareholders’ Equity
Dividends
On February 19, 2010, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million, for the fourth quarter of 2009, that was paid to shareholders on March 16, 2010. On April 29, 2010, the Company’s board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.0 million, for the first quarter of 2010, that was paid to shareholders on May 24, 2010. On August 2, 2010, the Company’s board of directors approved a quarterly cash dividend of $0.25 per common share, an increase of $0.05 per common share from prior quarters, in an aggregate amount of $14.9 million, for the second quarter of 2010, that was paid to shareholders on August 26, 2010.
The aggregate amount of dividends declared and paid during the three months ended September 30, 2010 and 2009 were $14.9 million and $12.1 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2010 and 2009, were $39.0 million and $36.7 million, respectively.
Share Repurchases
On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. During the three months ended March 31, 2010, the Company repurchased approximately 0.6 million of its common shares through open market purchases at an aggregate cost of approximately $25.0 million or an average cost of $41.42 per share. During the three months ended June 30, 2010, the Company repurchased approximately 1.1 million of its common shares through open market purchases at an aggregate cost of approximately $50.2 million or an average cost of $46.21 per share. During the three months ended September 30, 2010, the Company repurchased approximately 0.5 million of its common shares through open market purchases at an aggregate cost of approximately $24.9 million or an average cost of $55.39 per share. As of September 30, 2010, the remaining authorized capacity under the Company’s share repurchase program was approximately $826.7 million.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Weighted average shares used in basic computations	59,221	61,234	59,643	61,467
Dilutive effect of exercise of equity grants outstanding	2,505	2,005	2,400	1,465
Dilutive effect of warrants	220	158	207	117

Weighted average shares used in diluted computations	61,946	63,397	62,250	63,049

There were an aggregate of 0.8 million and 2.8 million of equity grants, consisting of stock options, stock appreciation rights, and stock units, that were outstanding during the three months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. There were an aggregate of 1.7 million and 3.0 million of equity grants, consisting of stock options, stock appreciation rights, and stock units, that were outstanding during the nine months ended September 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.
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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are based on observable forward and spot rates. Interest rate swaps are estimated based on LIBOR and swap yield curves at the reporting date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at September 30, 2010, and December 31, 2009:
Fair Value Measurements at Reporting Date Using

		Significant	Significant
		Other	Other
		Observable	Observable
		Inputs	Inputs
		(Level 2)	(Level 2)
	Derivative Balance	Fair Value at	Fair Value at
	Sheet	September 30,	December 31,
	Location	2010	2009
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to intercompany management fee hedges	Prepaid expenses and other current assets	$0.3	$2.3
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$3.1	$0.9

		$3.4	$3.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$1.5	$—
Interest rate swaps	Accrued expenses	$8.2	$2.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$0.5	$2.6

		$10.2	$5.2

13. Subsequent Event
On November 1, 2010, the Company announced that its board of directors has approved a $0.25 per common share cash dividend for the third quarter of 2010, payable on November 29, 2010 to shareholders of record as of November 15, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.3 billion for the year ended December 31, 2009. As of September 30, 2010, we sold our products in 73 countries through a network of approximately 2.0 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 30-year operating history.
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
While we are closely monitoring the current global economic crisis, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets including China, the U.S., Brazil, Mexico and Russia, globalizing successful distributor methods of operation such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management remains intently focused on the Venezuela market and especially the limited ability to repatriate cash.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change
	(Volume points in millions)
North America	225.4	207.6	8.6%	688.3	594.6	15.8%
Mexico	146.2	126.4	15.7%	408.2	371.0	10.0%
South & Central America	107.3	102.1	5.1%	304.5	302.7	0.6%
EMEA	114.3	109.4	4.5%	361.3	350.9	3.0%
Asia Pacific (excluding China)	191.8	148.2	29.4%	535.7	418.6	28.0%
China	39.4	32.3	22.0%	106.2	85.9	23.6%

Worldwide	824.4	726.0	13.6%	2,404.2	2,123.7	13.2%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

North America	51,095	44,925	13.7%	48,682	42,640	14.2%
Mexico	39,521	35,486	11.4%	36,950	34,105	8.3%
South & Central America	29,548	28,432	3.9%	27,979	27,366	2.2%
EMEA	33,625	32,649	3.0%	32,858	32,210	2.0%
Asia Pacific (excluding China)	37,291	29,444	26.7%	34,688	27,302	27.1%
China	7,548	6,306	19.7%	6,514	5,900	10.4%
Worldwide(1)	191,072	170,875	11.8%	180,306	163,262	10.4%

(1)
Worldwide Average Active Sales Leaders may not equal the sum of the Average Active Sales Leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation.

Number of New Sales Leaders by Geographic Region during the Reporting Period
We also focus on the number of distributors qualified as new sales leaders under our compensation system. Excluding China, distributors qualify for sales leader status based on their Volume Points. The changes in the total number of sales leaders or changes in the productivity of sales leaders may cause Volume Points to increase or decrease. The fluctuation in the number of new sales leaders has historically been a general indicator of the level of distributor recruitment. Given our ongoing transition to daily consumption DMOs coupled with the changes in our marketing plan implemented in late 2009, we are evaluating the usefulness of this measure to our ongoing business. The additional optional qualification introduced globally from the changes in our marketing plan has contributed to the increase in the number of new sales leaders.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	% Change	2010	2009	% Change

North America	11,035	10,569	4.4%	31,720	29,095	9.0%
Mexico	7,352	6,132	19.9%	18,298	16,799	8.9%
South & Central America	5,705	6,376	(10.5)%	17,171	22,212	(22.7)%
EMEA	5,428	5,222	3.9%	14,942	17,162	(12.9)%
Asia Pacific (excluding China)	17,841	13,262	34.5%	44,643	37,182	20.1%

Total New Sales Leaders	47,361	41,561	14.0%	126,774	122,450	3.5%
New China Sales Employees and Licensed Business Providers	7,433	6,479	14.7%	18,966	17,577	7.9%

Worldwide Total New Sales Leaders	54,794	48,040	14.1%	145,740	140,027	4.1%

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

Presentation
“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “net sales,” which reflect distributor allowances and shipping and handling revenues, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances.
Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period using “net sales in local currency” disclosure. Such net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency is useful to investors because it allows a more meaningful comparison of net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollars measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.
Our “gross profit” consists of net sales less “cost of sales,” which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products as well as costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.
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
Royalty overrides are generally earned based on retail sales and provide potential earnings to distributors of up to 23% of retail sales or approximately 33% of our net sales. Royalty overrides together with distributor allowances of up to 50% represent the potential earnings to distributors of up to approximately 73% of retail sales. The compensation to distributors is generally for the development, retention and improved productivity of their distributor sales organizations and is paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our full-time employed sales representatives in China are compensated with wages, bonuses and benefits and our licensed business providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our traditional marketing program. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. Consequently, the total distributor discount percentage may vary over time. We also offer reduced distributor allowances and pay reduced royalty overrides with respect to certain products worldwide.

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
Summary Financial Results
Net sales for the three and nine months ended September 30, 2010 were $688.4 million and $1,995.9 million, respectively. Net sales increased $88.2 million, or 14.7%, and $302.2 million, or 17.8%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales for the three and nine months ended September 30, 2010 increased 16.7% and 16.8%, respectively, as compared to the same periods in 2009. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption business models, an increase in average active sales leaders, branding activities and increased distributor recruiting.
Net income for the three and nine months ended September 30, 2010 was $75.7 million, or $1.22 per diluted share, and $209.5 million, or $3.37 per diluted share, respectively. Net income increased $17.8 million, or 30.8%, and $61.9 million, or 41.9%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase for the three months ended September 30, 2010 was primarily driven by higher operating margin and lower effective tax rate, partially offset by higher salaries, bonuses and benefits, unfavorable impact of foreign exchange and higher distributor promotion and event costs. The increase for the nine months ended September 30, 2010 was primarily driven by higher operating margin, lower effective tax rate and lower professional fees, and was partially offset by higher salaries, bonuses and benefits, higher China sales employee and licensed business provider costs, higher distributor promotion and event costs and higher depreciation expense.
Net income for the three and nine months ended September 30, 2010 included a $3.2 million tax benefit from an international income tax audit settlement. Net income for the nine months ended September 30, 2010 also included a $15.1 million unfavorable impact related to remeasurement of monetary assets and liabilities resulting from Venezuela being designated as a highly inflationary economy beginning January 1, 2010; a $12.7 million unfavorable impact related to incremental U.S. dollar costs of 2009 imports into Venezuela which were recorded at the unfavorable parallel market exchange rate and were not devalued based on 2010 exchange rates but rather recorded to cost of sales at their historical dollar costs as products were sold in the first quarter of 2010; a $3.7 million favorable impact resulting from receipt of U.S. dollars approved by the Venezuelan government’s foreign exchange commission, CADIVI, at the official exchange rate relating to 2009 product importations which were previously registered with CADIVI, a $14.5 million one-time favorable impact to income taxes related to Venezuela becoming a highly inflationary economy and a $4.0 million pre-tax ($2.6 million post-tax) foreign exchange gain in Herbalife Venezuela as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate of 8.3 Bolivars per U.S. dollar.
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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.4	22.0	20.6	21.1

Gross profit	80.6	78.0	79.4	78.9
Royalty overrides(1)	32.5	32.4	32.9	32.9
Selling, general and administrative expenses(1)	33.4	32.6	32.4	33.5

Operating income	14.7	13.0	14.1	12.5
Interest expense, net	0.3	0.2	0.3	0.2

Income before income taxes	14.4	12.8	13.8	12.3
Income taxes	3.4	3.1	3.3	3.6

Net income	11.0%	9.7%	10.5%	8.7%

(1)
Compensation to our China sales employees and service fees to our licensed business providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended September 30,
	2010					2009
	Retail	Distributor	Product	Shipping & Handling	Net	Retail	Distributor	Product	Shipping & Handling	Net	Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(Dollars in millions)
North America	$248.3	$(118.7)	$129.6	$25.9	$155.5	$225.7	$(108.3)	$117.4	$23.5	$140.9	10.4%
Mexico	134.8	(65.7)	69.1	14.4	83.5	112.6	(54.8)	57.8	10.5	68.3	22.3%
South & Central America	148.5	(67.6)	80.9	14.1	95.0	151.0	(71.9)	79.1	13.9	93.0	2.2%
EMEA	196.5	(95.6)	100.9	20.3	121.2	198.9	(95.8)	103.1	20.2	123.3	(1.7)%
Asia Pacific	290.5	(134.0)	156.5	25.1	181.6	208.8	(96.7)	112.1	17.1	129.2	40.6%
China	59.0	(7.4)	51.6	—	51.6	50.3	(4.8)	45.5	—	45.5	13.4%

Worldwide	$1,077.6	$(489.0)	$588.6	$99.8	$688.4	$947.3	$(432.3)	$515.0	$85.2	$600.2	14.7%

	Nine Months Ended September 30,
	2010					2009
	Retail	Distributor	Product	Shipping & Handling	Net	Retail	Distributor	Product	Shipping & Handling	Net	Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(Dollars in millions)
North America	$753.8	$(359.6)	$394.2	$79.0	$473.2	$643.0	$(307.3)	$335.7	$66.6	$402.3	17.6%
Mexico	381.7	(186.2)	195.5	40.8	236.3	319.7	(155.8)	163.9	30.0	193.9	21.9%
South & Central America	436.9	(206.5)	230.4	38.8	269.2	418.4	(201.6)	216.8	36.9	253.7	6.1%
EMEA	624.5	(301.4)	323.1	64.5	387.6	603.0	(290.7)	312.3	60.9	373.2	3.9%
Asia Pacific	792.2	(365.3)	426.9	67.5	494.4	584.5	(273.3)	311.2	46.5	357.7	38.2%
China	152.6	(17.4)	135.2	—	135.2	123.9	(11.0)	112.9	—	112.9	19.8%

Worldwide	$3,141.7	$(1,436.4)	$1,705.3	$290.6	$1,995.9	$2,692.5	$(1,239.7)	$1,452.8	$240.9	$1,693.7	17.8%

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
The factors described above have helped distributors increase their business, which in turn helps drive volume point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales increases during the three and nine months ended September 30, 2010, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. This correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
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
North America
The North America region reported net sales of $155.5 million and $473.2 million for the three and nine months ended September 30, 2010, respectively. Net sales increased $14.6 million, or 10.4%, and $70.9 million, or 17.6%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 10.3% and 17.3% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The overall increase in the region was a result of net sales growth in the U.S. of $13.8 million, or 10.1%, and $68.9 million, or 17.7%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.
In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the continued development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 64% in the U.S. Latin market and 36% in the General market for the three months ended September 30, 2010 and 65% in the U.S. Latin market and 35% in the General market for the nine months ended September 30, 2010. Sales growth in the U.S. Latin market was 1% and 12% for the three and nine months ended September 30, 2010, respectively. Sales growth in the General market was 26% and 24% for the three and nine months ended September 30, 2010, respectively. Given the ongoing transition of the overall region to a higher level of utilization of daily consumption DMO’s, we are evaluating the usefulness of the ongoing bifurcation of the U.S. market to our ongoing business.

In July 2010, the region hosted Leadership Development Weekends in 15 cities with approximately 14,400 attendees. In August and September 2010, the region also hosted a U.S. General market Nutrition Club Tour in nine cities with almost 1,400 attendees.
Average active sales leaders in the region increased 13.7% and 14.2% for the three and nine months ended September 30, 2010, respectively as compared to the same periods in 2009. Average active sales leaders in the U.S. increased 14.4% and 14.9% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in the region increased 4.8% as of September 30, 2010 compared to September 30, 2009.
Mexico
The Mexico region reported net sales of $83.5 million and $236.3 million for the three and nine months ended September 30, 2010, respectively. Net sales for the three and nine months ended September 30, 2010, increased $15.2 million, or 22.3%, and $42.4 million, or 21.9%, respectively, as compared to the same periods in 2009. In local currency, net sales for the three and nine months ended September 30, 2010 increased 18.2% and 13.9%, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a favorable impact of $2.8 million and $15.4 million on net sales for the three and nine months ended September 30, 2010, respectively.
We believe that local currency sales in the third quarter continued to benefit from our distribution agreement with a large Mexico retailer. This agreement allows distributors to pick up their product orders at the service counters of 302 locations in 26 Mexican states. We believe that by leveraging their distribution system, we are providing distributors with significantly better product access.
Average active sales leaders in Mexico increased 11.4% and 8.3% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in Mexico decreased 2.6% as of September 30, 2010, compared to September 30, 2009.
In September 2010, Mexico hosted a regional extravaganza with total attendance of 18,200.
South and Central America
The South and Central America region reported net sales of $95.0 million and $269.2 million for the three and nine months ended September 30, 2010, respectively. Net sales increased $2.0 million, or 2.2%, and $15.5 million, or 6.1%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 16.9% and 17.1% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a $13.8 million and $28.0 million unfavorable impact on net sales for the three and nine months ended September 30, 2010, respectively. The increase in net sales for the three months ended September 30, 2010 was driven by increases in the majority of the countries in the region including Brazil, Ecuador and Peru, partially offset by a decline in Venezuela and Colombia. The increase in net sales for the nine months ended September 30, 2010 was driven by increases in Brazil, Ecuador and Bolivia, partially offset by a decline in Venezuela.
In Brazil, the region’s largest market, net sales increased $7.8 million, or 17.4%, and $32.7 million, or 28.6%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 10.2% and 11.2% for the three and nine months ended September 30, 2010, respectively, as compared to the same period in 2009. The increase in local currency net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption based DMOs. The fluctuation of foreign currency rates had a $3.2 million and $19.9 million favorable impact on net sales in Brazil for the three and nine months ended September 30, 2010, respectively.
Venezuela, the region’s second largest market, experienced a net sales decrease of $9.8 million, or 44.9%, and $31.7 million, or 52.7%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The decrease in net sales reflects the impact of re-measuring Venezuela’s local sales at the parallel market exchange rate and the new regulated market rate during fiscal year 2010. During the three and nine months ended September 30, 2010 the average applicable exchange rate was 60% and 65% less favorable, respectively, compared to the official exchange rate that was used to translate Venezuela’s local sales during the same periods in 2009. In local currency, net sales increased 36.0% and 30.7%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The sales growth in local currency was partially driven by price increases of 10%, 9%, 12%, and 8% in June 2009, October 2009, March 2010, and July 2010, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 3.9% and 2.2% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in the region decreased 24.6% as of September 30, 2010 compared to September 30, 2009.
In July 2010, the region hosted a tour in Peru featuring our Chief Executive Officer, or CEO, Michael O. Johnson with 10,000 attendees and a Leadership Development Weekend in Brazil with approximately 5,500 attendees.
EMEA
The EMEA region reported net sales of $121.2 million and $387.6 million for the three and nine months ended September 30, 2010, respectively. Net sales decreased $2.1 million, or 1.7%, and increased $14.4 million, or 3.9%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 5.1% and 4.9% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $8.4 million and $3.9 million for the three and nine months ended September 30, 2010, respectively. The decrease in net sales for the three months ended September 30, 2010 was driven by decreases in Italy and France partially offset by increases in Russia and Norway. The increase in net sales for the nine months ended September 30, 2010 was driven by increases in Russia, Norway, Commonwealth of Independent States, or CIS countries and Spain, partially offset by decreases in France and Italy.
Net sales in Italy, our largest market in the region, decreased $3.6 million, or 12.4%, and $3.1 million, or 3.5%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales decreased 2.9% and increased 0.4% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The decrease in net sales is primarily driven by a shift in focus to daily consumption DMOs and away from recruiting. This decline is similar to what we have seen in other markets like Taiwan and Brazil when they were transitioning from a recruiting model to a daily consumption model.
Net sales in Russia, our second largest market in the region, increased $3.6 million, or 50.8%, and $8.5 million, or 38.5%, for the three and nine months ended September 30, 2010, respectively, as compared to the same period in 2009. In local currency, net sales increased 47.4% and 29.2% for the three and nine months ended September 30, 2010, respectively, as compared to the same period in 2009. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club.
Net sales in Spain, our third largest market in the region, increased $0.2 million, or 1.9% and $3.0 million, or 11.1%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales in Spain increased 12.9% and 15.8%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase in Spain was mainly due to the positive effect of increased distributor engagement.
Net sales in France, our fourth largest market in the region, decreased $2.8 million, or 28.7% and $7.2 million, or 22.3%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales in France decreased 21.1% and 19.5%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The decrease in net sales in France was mainly due to lower recruiting.
Average active sales leaders in the region increased 3.0% and 2.0% for the three and nine months ended September 30, 2010, as compared to the same periods in 2009. Total sales leaders in the region decreased 10.1% as of September 30, 2010 compared to September 30, 2009.
In July 2010, the region hosted Extravaganzas in Stockholm, Sweden with 5,800 attendees, in Turin, Italy with 8,300 attendees, and in Kiev, Ukraine with 3,300 attendees.
Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $181.6 million and $494.4 million for the three and nine months ended September 30, 2010, respectively. Net sales increased $52.4 million, or 40.6%, and $136.7 million, or 38.2%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 35.4% and 29.1% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a favorable impact of $6.5 million and $32.6 million on net sales for the three and nine months ended September 30 2010, respectively. The increase in net sales for the three and nine months ended September 30, 2010 was broad based with virtually every country in the region showing year-over-year growth led by Korea, Taiwan, India, Malaysia, and Vietnam.

Net sales in South Korea, our largest market in the region, increased $21.9 million, or 65.6%, and $72.2 million, or 95.9%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 58.1% and 76.2% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Premium Herbalife Opportunity Meeting. The fluctuation of foreign currency rates had a favorable impact on net sales of $2.5 million and $14.9 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.
Net sales in Taiwan, our second largest market in the region, increased $8.5 million, or 20.5%, and $8.9 million, or 7.4%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 17.4% and 3.2% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase in net sales was mainly due to the Nutrition Club DMO, in the form of Commercial Clubs, continuing to be a positive catalyst for growth in this country. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.3 million and $5.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.
Net sales in Malaysia, our third largest market in the region, increased $3.8 million, or 30.6%, and $9.4 million, or 24.7%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 17.1% and 13.7% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.7 million and $4.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.
Net sales in Japan, our fourth largest market in the region, increased $0.2 million, or 1.4%, and decreased $0.5 million, or 1.3%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 12.4% and 1.8% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.3 million and $1.2 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.
Net sales in India, our fifth largest market in the region, increased $7.7 million, or 109.8%, and $19.0 million, or 108.4%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 101.6% and 96.2% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase in net sales for the three and nine months ended September 30, 2010, respectively, was driven primarily by the successful adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.6 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009.
In September 2010, the region hosted a Herbalife University in Macau, China with approximately 8,000 attendees.
Average active sales leaders in the region increased 26.7% and 27.1% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in the region increased 23.4% as of September 30, 2010 compared to September 30, 2009.
China
Net sales in China were $51.6 million and $135.2 million for the three and nine months ended September 30, 2010, respectively. Net sales increased $6.1 million, or 13.4%, and $22.3 million, or 19.8%, for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. In local currency, net sales increased 12.4% and 19.3% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. The fluctuation of foreign currency rates had a favorable impact of $0.5 million on net sales for both the three and nine months ended September 30 2010.
The current focus in China is to expand the Nutrition Club DMO to enhance the retail focus and thereby increase the emphasis on daily consumption methods of operation. As experienced in other markets, such as Brazil, which have gone through a similar transition, China has experienced a slow-down in sales growth as the licensed business providers begin to build their nutrition club business. We believe that the nutrition club concept is slowly starting to gain traction as evidenced by the growth in clubs over the past year. While we believe the nutrition club DMO has tremendous potential to expand throughout China and achieve success similar to Taiwan and South Korea, we also realize that the process is still in its early development stage and will most likely build gradually over the next few years.

As of September 30, 2010, we had direct-selling licenses in 16 provinces and we were operating 75 retail stores in 30 provinces in China. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million.
Average active sales leaders in China increased 19.7% and 10.4% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods in 2009. Total sales leaders in China decreased 2.4% as of September 30, 2010 compared to September 30, 2009.
Sales by Product Category

	Three Months Ended September 30,
	2010					2009
	Retail	Distributor	Product	Shipping & Handling	Net	Retail	Distributor	Product	Shipping & Handling	Net	% Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(In millions)
Weight Management	$687.4	$(323.0)	$364.4	$63.7	$428.1	$620.2	$(293.9)	$326.3	$55.9	$382.2	12.0%
Targeted Nutrition	257.6	(121.1)	136.5	23.9	160.4	205.1	(97.2)	107.9	18.3	126.2	27.1%
Energy, Sports and Fitness	51.5	(24.3)	27.2	4.7	31.9	42.6	(20.2)	22.4	3.8	26.2	21.8%
Outer Nutrition	48.4	(22.7)	25.7	4.5	30.2	48.6	(23.0)	25.6	4.4	30.0	0.7%
Literature, Promotional and Other	32.7	2.1	34.8	3.0	37.8	30.8	2.0	32.8	2.8	35.6	6.2%

Total	$1,077.6	$(489.0)	$588.6	$99.8	$688.4	$947.3	$(432.3)	$515.0	$85.2	$600.2	14.7%

	Nine Months Ended September 30,
	2010					2009
	Retail	Distributor	Product	Shipping & Handling	Net	Retail	Distributor	Product	Shipping & Handling	Net	% Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(In millions)
Weight Management	$2,012.9	$(953.3)	$1,059.6	$186.2	$1,245.8	$1,755.9	$(837.9)	$918.0	$157.2	$1,075.2	15.9%
Targeted Nutrition	741.4	(351.1)	390.3	68.6	458.9	583.4	(278.4)	305.0	52.1	357.1	28.5%
Energy, Sports and Fitness	142.0	(67.3)	74.7	13.1	87.8	117.3	(56.0)	61.3	10.5	71.8	22.3%
Outer Nutrition	148.9	(70.5)	78.4	13.8	92.2	153.2	(73.1)	80.1	13.7	93.8	(1.7)%
Literature, Promotional and Other	96.5	5.8	102.3	8.9	111.2	82.7	5.7	88.4	7.4	95.8	16.1%

Total	$3,141.7	$(1,436.4)	$1,705.3	$290.6	$1,995.9	$2,692.5	$(1,239.7)	$1,452.8	$240.9	$1,693.7	17.8%

Net sales for all product categories increased for the three and nine months ended September 30, 2010, except for a slight decrease in Outer Nutrition for the nine months ended September 30, 2010, as compared to the same periods in 2009, mainly due to the factors described in the above discussions of the individual geographic regions. In addition, net sales for Outer Nutrition decreased in part due to the distributor focus on DMOs that are centered towards Weight Management products.
Gross Profit
Gross profit was $555.2 million and $1,585.6 million for the three and nine months ended September 30, 2010, respectively, as compared to $468.4 million and $1,337.1 million for the same periods in 2009. As a percentage of net sales, gross profit for the three and nine months ended September 30, 2010 increased to 80.6% and 79.4%, respectively, as compared to 78.0% and 78.9% for the same periods in 2009.
The increase in gross profit for the three months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the favorable impact from currency fluctuations, cost savings on inventory purchases, and a $6.2 million unfavorable impact recognized during the third quarter of 2009 relating to the incremental U.S. dollar cost of importing finished goods into Venezuela at the unfavorable parallel market rate rather than the official currency exchange. The increase was partially offset by the unfavorable impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the less favorable SITME exchange rate during the three months ended September 30, 2010, as opposed to the official rate during the same period in 2009.
The increase in gross profit for the nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to a favorable impact from currency fluctuations, cost savings on inventory purchases, and a $6.2 million unfavorable impact recognized during the third quarter of 2009 relating to the incremental U.S. dollar cost of importing finished goods into Venezuela at the unfavorable parallel market rate rather than the official currency exchange. The increase was partially offset by $12.7 million of incremental costs which were recognized in cost of sales during the first quarter of 2010 as these products were sold, related to imports during 2009 into Venezuela at the unfavorable parallel market exchange rate, and the unfavorable impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the less favorable old parallel market rate and the new regulated exchange rate during 2010, as opposed to being translated at the official rate during 2009. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela. We believe that we have the ability to partially mitigate certain cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides
Royalty overrides was $224.1 million and $656.2 million for the three and nine months ended September 30, 2010, respectively, as compared to $194.6 million and $556.9 million for the same periods in 2009. Royalty overrides as a percentage of net sales was 32.5% and 32.9% for the three and nine months ended September 30, 2010, respectively, as compared to 32.4% and 32.9% for the same periods in 2009. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our full-time sales employees and licensed business providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses was $230.2 million and $648.1 million for the three and nine months ended September 30, 2010, respectively, as compared to $196.0 million and $568.2 million for the same periods in 2009. Selling, general and administrative expenses as a percentage of net sales was 33.4% and 32.4% for the three and nine months ended September 30, 2010, respectively, as compared to 32.6% and 33.5% for the same periods in 2009.
The increase in selling, general and administrative expenses for the three months ended September 30, 2010, included $9.3 million in unfavorable impact of foreign exchange; $7.3 million in higher salaries, bonuses and benefits, excluding China sales employees; $1.4 million in higher depreciation and amortization expense; and higher variable expenses including $5.8 million in higher distributor promotion and event costs and $1.6 million in higher credit card fees.
The increase in selling, general and administrative expenses for the nine months ended September 30, 2010 included $25.2 million in higher salaries, bonuses and benefits, excluding China sales employees; $6.1 million in higher depreciation and amortization expense; and higher variable expenses including $13.4 million in higher distributor promotion and event costs, $6.5 million in higher credit card fees and $5.9 million in higher expenses related to China sales employees and licensed business providers.
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
Net Interest Expense
Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Net Interest Expense	2010	2009	2010	2009
	(Dollars in millions)
Interest expense	2.7	1.6	7.7	7.8
Interest income	(0.5)	(0.6)	(1.4)	(3.7)

Net interest expense	$2.2	$1.0	$6.3	$4.1

The increase in net interest expense for the three and nine months ended September 30, 2010 as compared to the same periods in 2009, was primarily due to the decrease in interest income generated from Herbalife Venezuela’s cash and cash equivalents and an increase in interest expense relating to our interest rate swap agreements.
Income Taxes
Income taxes were $23.0 million and $65.4 million for the three and nine months ended September 30, 2010, respectively, as compared to $18.9 million and $60.2 million for the same period in 2009. As a percentage of pre-tax income, the effective income tax rate was 23.3% and 23.8% for the three and nine months ended September 30, 2010, respectively, as compared to 24.6% and 28.9% for the three and nine months ended September 30, 2009, respectively. The decrease in the effective tax rate for the three and nine months ended September 30, 2010, as compared to the same period in 2009, was primarily due to the conversion of Venezuela to a hyperinflationary economy, as well as the change in the operating effective rate reflecting changes in the country mix and a non-cash benefit of $2.4 million due to the expiration of certain statute of limitations. Also, the company settled an international tax audit in the third quarter which resulted in a $3.2 million tax benefit.

Venezuela has experienced cumulative inflation of at least 100% during the three year period ending December 31, 2009. Therefore, as of January 1, 2010 the Venezuelan Bolivar Fuerte (VEF) is hyperinflationary for U.S. federal income tax purposes. As a result, the Venezuelan entity is now required to account for their operations using the Dollar Approximate Separate Transactions Method of accounting (DASTM). The transitional impact of DASTM resulted in a one-time deferred income tax benefit of approximately $14.5 million recorded during the first quarter of 2010.
Subsequent Event
On November 1, 2010, we announced that our board of directors has approved a $0.25 per common share cash dividend for the third quarter of 2010, payable on November 29, 2010 to shareholders of record as of November 15, 2010.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over the recent years, which together, since the inception of these programs in 2007, amounted to approximately $849.9 million. Our use of the credit facility for these purposes and not for general working capital and capital expenditure needs has limited the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $189.0 million of undrawn capacity as of September 30, 2010, and is comprised of banks who are continuing to support the facility through the current worldwide financial crisis.
For the nine months ended September 30, 2010, we generated $267.7 million of operating cash flow, as compared to $227.3 million for the same period in 2009. The increase in cash generated from operations was primarily due to an increase in operating income of $69.3 million driven by a 17.8% growth in net sales for the nine months ended September 30, 2010 as compared to the same period in 2009.
Capital expenditures, including capital leases, for the nine months ended September 30, 2010, were $42.2 million as compared to $42.1 million for the same period in 2009. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our domestic and international facilities. We expect to incur total capital expenditures of up to approximately $75 million for the full year of 2010.
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

During 2009, we borrowed an aggregate amount of $212.0 million under the revolving credit facility and paid $298.7 million of the revolving credit facility. During the first quarter of 2010 we borrowed an aggregate amount of $102.0 million and paid $95.0 million of the revolving credit facility. During the second quarter of 2010, we borrowed an additional $127.0 million under the revolving credit facility and paid $130.0 million of the revolving credit facility. During the third quarter of 2010, we borrowed an additional $109.0 million under the revolving credit facility and paid $143.0 million of the revolving credit facility. These borrowings were primarily related to our share repurchases and dividends program as discussed further below.
The following summarizes our contractual obligations including interest at September 30, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
							2015 &
	Total	2010	2011	2012	2013	2014	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility	$214.4	$1.3	$5.1	$65.7	$142.3	$—	$—
Capital leases	3.5	0.3	1.7	1.5	—	—	—
Operating leases	160.3	10.5	36.2	30.0	24.8	21.4	37.4
Other	13.9	0.6	8.5	3.2	1.6	—	—

Total	$392.1	$12.7	$51.5	$100.4	$168.7	$21.4	$37.4

Off Balance Sheet Arrangements
At September 30, 2010 and December 31, 2009, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
During the three months ended March 31, 2010, we repurchased approximately 0.6 million of our common shares through open market purchases at an aggregate cost of approximately $25.0 million or an average cost of $41.42 per share. During the three months ended June 30, 2010, we repurchased 1.1 million of our common shares through open market purchases at an aggregate cost of approximately $50.2 million or an average cost of $46.21 per share. During the three months ended September 30, 2010, we repurchased 0.5 million of our common shares through open market purchases at an aggregate cost of approximately $24.9 million or an average cost of $55.39 per share. As of September 30, 2010, the remaining authorized capacity under the share repurchase program was $826.7 million.
Dividends
On February 19, 2010, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.1 million, for the fourth quarter of 2009, that was paid to shareholders on March 16, 2010. On April 29, 2010, our board of directors approved a quarterly cash dividend of $0.20 per common share in an aggregate amount of $12.0 million, for the first quarter of 2010, that was paid to shareholders on May 24, 2010. On August 2, 2010, our board of directors approved a quarterly cash dividend of $0.25 per common share, an increase of $0.05 per common share from prior quarters, in an aggregate amount of $14.9 million, for the second quarter of 2010, that was paid to shareholders on August 26, 2010.
The aggregate amount of dividends declared and paid during the three months ended September 30, 2010 and 2009 were $14.9 million and $12.1 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2010 and 2009 were $39.0 million and $36.7 million, respectively.

Working Capital and Operating Activities
As of September 30, 2010 and December 31, 2009, we had positive working capital of $158.5 million and $83.5 million, respectively. Cash and cash equivalents were $193.5 million and $150.8 million at September 30, 2010, and December 31, 2009, respectively.
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
Venezuela
Currency Restrictions
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remain uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. In other instances, we have used a legal but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.
In June 2010, the Venezuelan government introduced additional regulations under a new regulated system, SITME, which is controlled by the Central Bank of Venezuela. SITME provides a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME is only available in certain limited circumstances. Specifically, SITME can only be used for product purchases and is not available for other matters such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day and $350,000 per month and is generally only available to the extent the applicant has not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days.
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
Based on relevant facts and circumstances at the applicable times, under the highly inflationary basis of accounting, we used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, we remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate, which resulted in us recording a non-tax deductible foreign exchange loss of $15.1 million. This charge included a $9.9 million foreign exchange loss relating to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009, as discussed in our 2009 10-K. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported in our consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on our consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the our 2009 imported products recorded at the parallel market exchange rate negatively impacted our first quarter 2010 consolidated statement of income by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is non tax deductible. See Note 8, Income Taxes, for additional discussion on income tax impact related to Venezuela becoming highly inflationary.

Official Exchange Rate Devaluation
In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.30 Bolivars per U.S. dollar for non-essential items and 2.60 Bolivars per U.S. dollar for essential items. Our imports fall into both classifications. During 2010, because we used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to our consolidated net earnings. Specifically, we recorded $3.8 million of foreign exchange gains to selling, general and administrative expenses within the our consolidated statement of income for the nine months ended September 30, 2010, as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate, primarily related to products imported in 2009 and early 2010. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates are not available to pay for these U.S. imports. As of September 30, 2010, Herbalife Venezuela also has an outstanding intercompany dividend payable to our Company of $4.2 million, which was declared in December 2008 and registered with CADIVI. The request to obtain U.S. dollars at the official rate to settle the outstanding intercompany dividend payable is pending CADIVI’s approval. Also, at September 30, 2010, Herbalife Venezuela had outstanding intercompany shipment payable balances of $1.6 million, primarily relating to 2010, which are registered with CADIVI and are pending CADIVI’s approval.
Remeasurement of Monetary Assets and Liabilities
During the second quarter of 2010, we recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within our consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate during the second quarter of 2010. During the third quarter of 2010, we used the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure Herbalife Venezuela’s Bolivar denominated transactions. As of September 30, 2010, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $13.6 million which included Bolivar denominated cash and cash equivalents approximating $21.5 million, and were all remeasured at the new regulated rate under the SITME, except for the $4.2 million intercompany dividend which was remeasured at the CADIVI official rate. While we continue to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on our consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that we could ultimately realize.
Consolidation of Herbalife Venezuela
We plan to continue our operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements for U.S. GAAP purposes. Substantially all of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate.
Although there are delays in the CADIVI approval process, when applicable, we plan to continue applying to CADIVI to obtain the official rate relating to the importation of our Company’s products. In addition, we plan to utilize the SITME market to the extent allowable under current restrictions in order to exchange Bolivars to U.S. dollars. Our ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of our consolidated net sales for the nine months ended September 30, 2010, and its total assets represented less than 3% of our consolidated total assets as of September 30, 2010.
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
On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left us to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of our trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that we had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that we were an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that we are an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010, the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010, Herbalife cross-appealed. We believe that there is merit to our appeal, and will prevail upon both our appeal as well as the defendants appeal.
Certain of the our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and we are vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, we received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $92 million, translated at the quarterly period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of our products imported into Mexico. On July 8, 2010, we initiated a formal administrative appeal process. In connection with the appeal of the assessment, we may be required to post bonds for some or all of the assessed amount. Therefore, in July 2010, we entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of our appeal of the assessment. Such surety bonds, if issued, would not affect the availability of our existing credit facility. In accordance with U.S. GAAP, we did not record a provision as we, based on analysis and guidance from our advisors, do not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome. We believe that we have meritorious defenses and are vigorously pursuing the appeal, but final resolution of this matter could take several years.
These matters may take several years to resolve. While we believe we have meritorious defenses, we cannot be sure of their ultimate resolution. Although we have reserved amounts for certain matters that we believe represents the most likely outcome of the resolution of these related disputes, if we are incorrect in the assessment we may have to record additional expenses, when it becomes probable that an increased potential liability is warranted.

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
We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. We sell products in 73 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.
Revenue is recognized when products are shipped and title and risk of loss passes to the independent distributor or importer or as products are sold in our retail stores in China. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as “distributor allowances”, and amounts billed for shipping and handling costs. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when the merchandise is shipped.
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historic return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.4% of retail sales for the three and nine months ended September 30, 2010, and 0.5% of retail sales for the three and nine months ended September 30, 2009.
We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $11.0 million and $9.3 million as of September 30, 2010, and December 31, 2009, respectively.
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

Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations, or ASC 805. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of September 30, 2010 and December 31, 2009, we had goodwill of approximately $102.9 million and $102.5 million, respectively, and marketing related intangible assets of approximately $310.0 million for both periods. No marketing related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2010 and 2009.
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

We account for foreign currency transactions in accordance with ASC Topic 830, Foreign Currency Matters. In majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are included in selling, general and administrative expenses in the accompanying consolidated statements of income.
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
We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC Topic 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of September 30, 2010, the aggregate notional amounts of these contracts outstanding were approximately $74.0 million and were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of September 30, 2010, we recorded assets at fair value of $0.3 million and liabilities at fair value of $1.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2009, we recorded assets at fair value of $2.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2010.

As of September 30, 2010, all of our foreign exchange forward contracts had a maturity of fifteen months or less, with the majority expiring within six months. As of September 30, 2010, there were no outstanding foreign exchange option contracts.
The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At September 30, 2010
Buy COP sell USD	1,082.50	$0.3	$—
Buy EUR sell ARS	5.09	$1.3	$0.1
Buy EUR sell BRL	2.36	$0.5	$—
Buy EUR sell GBP	0.81	$1.0	$0.1
Buy GBP sell HKD	10.15	$0.6	$—
Buy EUR sell JPY	110.84	$2.4	$0.1
Buy EUR sell MXN	16.85	$19.7	$0.5
Buy EUR sell USD	1.34	$49.6	$0.9
Buy GBP sell EUR	0.84	$0.9	$—
Buy JPY sell EUR	114.03	$1.1	$—
Buy JPY sell USD	85.79	$17.7	$0.5
Buy KRW sell USD	1,193.54	$18.9	$0.9
Buy MXN sell USD	12.57	$7.1	$—
Buy MYR sell USD	3.18	$23.7	$0.7
Buy PEN sell USD	2.81	$8.9	$0.1
Buy PHP sell USD	44.19	$2.5	$—
Buy RUB sell USD	30.40	$0.3	$—
Buy TWD sell USD	31.91	$3.8	$0.1
Buy USD sell BRL	1.80	$6.1	$(0.4)
Buy USD sell COP	1,837.27	$4.1	$(0.1)
Buy USD sell EUR	1.34	$83.1	$(1.4)
Buy USD sell INR	47.67	$4.6	$(0.3)
Buy USD sell JPY	83.75	$8.6	$—
Buy USD sell KRW	1,144.50	$4.9	$—
Buy USD sell MXN	12.87	$7.1	$(0.2)
Buy USD sell MYR	3.09	$12.2	$—
Buy USD sell PEN	2.79	$4.5	$—
Buy USD sell PHP	45.73	$4.6	$(0.2)
Buy USD sell RUB	30.77	$1.8	$—
Buy USD sell TWD	31.61	$2.5	$—

Total forward contracts		$304.4	$1.4

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2010 and December 31, 2009, the total amount of our foreign subsidiary cash was $185.8 million and $149.6 million, respectively, of which $5.9 million and $11.9 million, respectively, was invested in U.S. dollars.
Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. In other instances, we used a legal but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.

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
Interest Rate Risk
As of September 30, 2010, the aggregate annual maturities of our senior secured credit facility were expected to be: 2010-$0.4 million; 2011-$1.5 million; 2012-$62.4 million and 2013-$140.9 million. The fair value of our senior secured credit facility approximates its carrying value of $205.2 million as of September 30, 2010 and $236.4 million as of December 31, 2009. Our senior secured credit facility bears a variable interest rate, and on September 30, 2010, and December 31, 2009, the weighted average interest rate was 1.76% and 1.66%, respectively.
During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. The swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the term loan at LIBOR plus 1.50%, thereby fixing our weighted average effective rate on the notional amounts at 4.28%. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of September 30, 2010 the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of September 30, 2010, and December 31, 2009, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $8.2 million and $2.6 million, respectively.
Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We estimate that, of our approximately 2.0 million independent distributors, we had approximately 432,000 sales leaders as of September 30, 2010. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.
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

The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service will be required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife has revised its marketing materials to be compliant with the revised Guides. However, it is possible that our use, and that of our independent distributors, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.
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
On June 25, 2007, the FDA published its final rule for cGMPs affecting the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Herbalife was subject to the cGMPs as of June 25, 2008. The dietary supplement cGMPs apply only to manufacturers, packagers, labelers, or holders of finished dietary supplements and not to ingredient suppliers, unless the ingredient supplier also manufactures, holds, labels, or packages a dietary supplement. However, under dietary supplement cGMPs, manufacturers must qualify ingredient suppliers in order to use their products in dietary supplements. One of the many requirements of the cGMP final rule is that the manufacturer conduct 100 percent identity testing on all dietary ingredients used in the manufacture of dietary supplements or petition the FDA for an exemption from this requirement. We are unaware of any company having submitted such a petition. Herbalife has implemented a comprehensive quality assurance program that is designed to ensure compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. For example, in September 2009 one of Herbalife’s contract manufacturers, Coats International, received a FDA cGMP 483 inspection report noting a number of compliance deficiencies involving its manufacturing of two aloe-based products. Subsequently, in April 2010 Coats International received a FDA issued warning letter. Both of these letters generated publicity within the trade media. Coats International has taken remedial action to comply with the cGMP requirements. Further, in complying with the dietary supplement cGMPs, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.
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
The plaintiff is seeking a payment of €25,000 (equal to approximately $34,000 as of September 30, 2010) per purported violation as well as costs of the trial. For the year ended December 31, 2009, our net sales in Belgium were approximately $16.0 million. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. Oral hearings have been scheduled for November 3, 2010. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.
On April 16, 2007 Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009 the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010 the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010 Herbalife cross-appealed. The Company believes that there is merit to its appeal, and it will prevail upon both its appeal as well as the defendant’s appeal.
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

In June 2010, the Venezuelan government introduced additional regulations under a newly regulated system, SITME, which is controlled by the Central Bank of Venezuela. SITME provides a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME is only available in certain limited circumstances. Specifically, SITME can only be used for product purchases and it is not available for other matters such as the payment of dividends. Also, SITME can only be used for amounts of up to $50,000 per day and $350,000 per month and is generally only available to the extent that the applicant has not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. While we currently plan to continue to import products into Venezuela and exchange Bolivars for U.S. dollars based on the exchange mechanisms prescribed by the Venezuelan government, if the current currency restrictions are not lifted or eased, our product supplies in the Venezuelan market may be limited and we may make changes to Herbalife Venezuela’s operations each of which could negatively impact our business.
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
In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. Our sales representatives are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, and Chongqing. We have also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide services to Herbalife customers. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China would negatively impact our business.

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
Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. We cannot guarantee that any of our distributors living outside of China or any of our sales representatives, employed sales personnel or independent service providers in China have not engaged or will not engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.
China enacted a labor contract law which took effect January 1, 2008 and on September 18, 2008 an implementing regulation took effect. We have reviewed our employment contracts and contractual relations with employees in China, which include certain of our employed sales personnel, and have made such changes as we believed to be necessary or appropriate to bring these contracts and contractual relations into compliance with this new law and its implementing regulation. In addition, we continue to monitor the situation to determine how this new law and regulation will be implemented in practice. There is no guarantee that the new law will not adversely impact us, force us to change our treatment of our employed sales personnel, or cause us to change our operating plan for China.
If our operations in China are successful, we may experience rapid growth in China, and there can be no assurances that we will be able to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force. There also can be no assurances that we will not experience difficulties in dealing with or taking employment related actions (such as hiring, terminations and salary administration, including social benefit payments) with respect to our employed sales personnel, particularly given the highly regulated nature of the employment relationship in China. If we are unable to effectively manage such growth and expansion of our retail stores, manufacturing operations or our employed sales personnel, our government relations may be compromised and our operations in China may be harmed.
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
The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and a small portion of our top selling products which are manufactured in our manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of this recently acquired manufacturing facility to produce additional products for our North America and international markets. We cannot assure you that our outside manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

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
Additionally, third parties may claim that products we have independently developed infringe upon their intellectual property rights and there can be no assurance that one of more of our products will not be found to infringe upon third party intellectual property rights in the future. For example, in a pending action in the U.S. federal courts, the Adidas companies have alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their “Trefoil” mark associated with such goods. They have also alleged that such uses of Herbalife’s Tri-Leaf device and certain Herbalife trademark applications constitute a breach of a 1998 agreement between the parties. We are contesting these claims and do not believe that we are infringing on any third party intellectual property rights, nor do we believe that the 1998 agreement should be interpreted as alleged by Adidas.
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
As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing tax assessments in Spain, Brazil, and Mexico. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our earnings would be adversely affected. On May 7, 2010, we received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $92 million, translated at the quarterly period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico. In accordance with U.S. GAAP, the Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome. We believe that we have meritorious defenses and are vigorously pursuing the appeal, but final resolution of this matter could take several years.
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
The following is a summary of our repurchases of common shares during the three months ended September 30, 2010:

			Total Number	Approximate
			of Shares	Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
July 1 — July 31	—	$—	—	$851,636,241
August 1 — August 31	450,435	55.39	450,435	$826,688,278
September 1 — September 30	—	—	—	$826,688,278

	450,435	$55.39	450,435	$826,688,278

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
(a)

10.10	#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)

10.11	#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.12	#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.13	#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.14	#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.15	#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.16		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.17		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10.18
Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.
(b)

10.19
Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.
(b)

10.20		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

Exhibit
Number		Description	Reference

10.21	#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.22
Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.
(d)

10.23	#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.24	#	Form of Stock Bonus Award Agreement	(e)

10.25	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(w)

10.26	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(w)

10.27	#	Independent Directors Stock Unit Award Agreement	(f)

10.28	#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)

10.29	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)

10.30	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)

10.31	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(i)

10.32	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(i)

10.33	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(j)

10.34	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(j)

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

10.36
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
(k)

10.37	#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(l)

10.38	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(l)

10.39	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(l)

10.40	#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(l)

10.41	#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(m)

10.42	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(m)

Exhibit
Number		Description	Reference

10.43	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(m)

10.44	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(m)

10.45	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(m)

10.46	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(n)

10.47	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n)

10.48	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.49	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.50	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)

10.51	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n)

10.52
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

10.53
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

10.54
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
(p)

10.55	#	Herbalife Ltd. Employee Stock Purchase Plan	(p)

10.56
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
(p)

10.57	#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(q)

10.58	#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)

Exhibit
Number		Description	Reference

10.59	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)

10.60	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)

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
(r)

10.62	#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(s)

10.63	#	Form of Independent Directors Stock Appreciation Right Award Agreement	(s)

10.64	#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc.	(t)

10.65	#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc.	(t)

10.66	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(u)

10.67	#	Amended and Restated Directors Compensation Plan	(u)

10.68	#	Amendment to Form of Independent Directors Stock Appreciation Right Award Agreement	(u)

10.69	#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc.	(v)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(g)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(l)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(p)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(q)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

(s)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(t)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(u)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(v)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(w)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer
Dated: November 1, 2010