Form 10-K
period 2010-12-31
HERBALIFE LTD.
filed 2011-02-22
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 59,051,900 common shares outstanding as of February 17, 2011. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $2,101 million as of June 30, 2010, based upon the last reported sales price on the New York Stock Exchange on that date of $46.05.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2010, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•	any collateral impact resulting from the ongoing worldwide financial “crisis,” including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a recessionary economic environment;

•	our relationship with, and our ability to influence the actions of, our distributors;

•	improper action by our employees or distributors in violation of applicable law;

•	adverse publicity associated with our products or network marketing organization;

•	changing consumer preferences and demands;

•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

•	regulatory matters governing our products, including potential governmental or regulatory actions concerning the safety or efficacy of our products and network marketing program, including the direct selling market in which we operate;

•	third party legal challenges to our network marketing program;

•	risks associated with operating internationally and the effect of economic factors, including foreign exchange, inflation, disruptions or conflicts with our third party importers, pricing and currency devaluation risks, especially in countries such as Venezuela;

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	uncertainties relating to interpretation and enforcement of recently enacted legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our distributors;

•	product liability claims; and

•	whether we will purchase any of our shares in the open markets or otherwise.

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

GENERAL

We are a global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products. We were founded in 1980 by Mark Hughes. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.7 billion for the fiscal year ended December 31, 2010. As of December 31, 2010, we sold our products in 74 countries through a network of approximately 2.1 million independent distributors. In China, in order to comply with local laws and regulations, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. Licensed business providers are independent service providers that operate their own business under Chinese law as well as the conditions set forth by us to sell products and provide services to our customers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, and actively engaged distributors, have been the primary reasons for our success throughout our 31-year operating history.

We offer science-based products in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. Weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition accounted for 62.1%, 23.0%, 4.4% and 4.7% of our net sales in fiscal year 2010, respectively. The weight management product portfolio includes meal replacement shakes, weight-loss enhancers, appetite suppressors and a variety of healthy snacks. Our collection of targeted nutrition products includes dietary supplements which contain vitamins, minerals and natural ingredients that support total well-being and long-term good health. The energy, sports & fitness category includes energy and isotonic drinks to support a healthy active lifestyle. Our Outer Nutrition products include skin cleansers, moisturizers and lotions with antioxidants, as well as anti-aging products.

We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact and education between retail consumers and their distributors. This personal contact may enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, many of our distributors use our products themselves, and can therefore provide first-hand testimonials of the effectiveness of our products to consumers, which often serve as a powerful sales tool.

We are focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative and efficacious products to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue entrepreneurial, full or part-time, employment opportunities. Our distributors, who are independent contractors, can profit from selling our products and can also earn royalties and bonuses on sales made by the other distributors whom they recruit to join their sales organizations.

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

Distributor Base

As of December 31, 2010, we had approximately 2.1 million distributors, which includes approximately 161,000 China sales representatives and employees. Collectively, we refer to this group as “distributors.” Approximately 483,000 of our 2.1 million distributors have become sales leaders, which are comprised of approximately 434,000 sales leaders in the 73 countries where we use our traditional marketing plan and approximately 49,000 China sales employees and licensed business providers operating under our China marketing plan. Collectively, we refer to this group as “sales leaders.” We believe that the distributors who have not attained the sales leader level can be segmented into three general categories based on their product order patterns: discount buyers, small retailers and potential sales leaders. We define discount buyers as customers who have signed up as distributors to enjoy a discount on their purchases; small retailers as product users and sales people who generate modest sales to friends and family; and potential sales leaders as distributors who are proactively developing a business with the intention of qualifying to become a sales leader. In 2010, excluding China, distributor orders for these three general categories were approximately 29%, 57% and 14%, respectively. For the approximately 483,000 sales leaders in our organization, the marketing plan encourages active participation in the business including building down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Sales leaders contribute significantly to our sales.

Product Portfolio

We are committed to building distributor, customer and brand loyalty by providing a diverse portfolio of health-oriented and wellness products. The breadth of our product offerings enables our distributors to sell a comprehensive package of products designed to simplify weight management and daily nutrition. We continue to introduce new products annually and rigorously review, and if necessary, improve our product formulations, based upon developments in nutrition science or changes in regulation. We believe that the longevity and variety in our product portfolio significantly enhance our distributors’ abilities to build their businesses.

Nutrition Science-Based Product Development

We continue to emphasize and make investments in science-based product development in the fields of weight management, nutrition supplement and personal care. We have a growing internal team of scientists dedicated to continually evaluating opportunities to enhance our existing products and to develop new science-based products. These product development efforts are reviewed by prominent doctors and world-renowned scientists who constitute our Nutrition Advisory Board. In addition, we have provided donations to assist in the establishment of the Mark Hughes Cellular and Molecular Lab at UCLA, or the UCLA Lab, and we continue to rely on their expertise. We believe that the UCLA Lab provides opportunities for Herbalife to access cutting-edge science in botanical, herbal and nutrition research. In 2007, Herbalife awarded a research grant to the National Center for Natural Products Research at the University of Mississippi School of Pharmacy, or NCNPR. The grant will allow NCNPR scientists to identify and study the biologically active chemicals found in botanicals, which may be used in the development of future dietary supplements and skin care products for Herbalife.

Scalable Business Model

Our business model enables us to grow our business with only moderate investment in our infrastructure and other fixed costs. With the exception of our China business, we require no Company-employed sales force to market and sell our products. We incur no direct incremental cost to add a new distributor in our existing markets, and our distributor compensation varies directly with sales. In addition, our distributors bear the majority of our consumer marketing expenses, and sales leaders sponsor and coordinate a large share of distributor recruiting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of having our own manufacturing facilities and our numerous third party manufacturing relationships as well as our global footprint of in-house distribution centers.

Geographic Diversification

We have a proven ability to establish our network marketing organization in new markets. Since our founding 31 years ago, we have expanded our presence into 74 countries. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market. We opened two new markets during 2010 and our strategic plan includes a goal of opening new markets during 2011.

Our Business Strategy

We believe that our network marketing model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our distributor base by pursuing the following strategic initiatives:

Product Strategy

We are committed to providing our distributors with unique, innovative products to help them increase retail sales and recruit new distributors. Our product development is focused on four principal categories: weight management; targeted nutrition, including everyday wellness and healthy aging; energy, sports & fitness and Outer Nutrition that capitalize on the mega trends of obesity and anti-aging. We will augment our product portfolio on an on-going basis with additional science-based products and, as appropriate, will bundle products addressing similar health concerns into packages and programs. We are establishing a core set of products that will be available in key markets around the world. We are in the process of introducing new upgraded formulations of existing products to continue to improve the efficacy and product differentiation of our product as compared to products that can be found on the retail shelf. To better support distributors by providing alternative price points, we will expand our product packaging to provide both individual serving sizes and larger sizes of our top selling products. Additionally, each year we plan to have “mega launches” of products and/or programs, coupled with our major events, to generate continued excitement among our distributors, to add to our core set of products and to support our distributor daily methods of operation, or DMOs. These “mega launches” will generally target specific market segments deemed strategic to us, such as the recent introduction of our COQ10/Omega 3 lines that support our focus on heart health. To augment the personal testimonials of our distributors and to provide them with independent validation of our product efficacy we successfully completed two sponsored clinical studies in 2008, one sponsored clinical study in 2009, and two sponsored clinical studies in 2010. In addition, we have up to four clinical studies that are planned for 2011.

Distributor Strategy

We continue to increase our investment in events and promotions, both in absolute dollars and as a percent of net sales as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We work with our distributor leaders to globalize best-practice business methods to enable our distributors to improve their penetration in existing markets. We refer to these business methods as DMOs and they include such methods as Nutrition Clubs, Lifestyle Centers/Offices, Weight Loss Challenges, The Total Plan, Super and Mega HOM’s, Roadshows and product sampling. We are investing in creative product delivery and infrastructure improvements to increase distributor access to product, particularly in daily consumption markets with limited credit card use and poor local delivery services. We have significantly improved BizWorks, a business system which assists our distributors in building their businesses more efficiently while better servicing their existing customers. And finally, to increase brand awareness we and our distributors have entered into numerous marketing alliances around the world with top athletes and sports teams and rolled-out a style guide and brand asset library so that our distributors have access to the Herbalife brand logo for use in their marketing efforts.

We also plan to continue creating more access points in markets with large geographies such as the U.S., Russia, India, Mexico and Brazil in order to help support our growth and our daily consumption business models. In 2010, for example, we benefited from our distribution agreement with a large Mexico retailer that was initiated at the beginning of the year. This agreement allows distributors to pick up their product orders at the customer service counters of approximately 302 locations in approximately 26 Mexican states. We believe that by leveraging their distribution system, we are providing distributors with significantly better product access. In India, the successful adoption of the Nutrition Club DMO has caused the country to experience significant growth and an increase to our net sales. We will continue to evaluate if we need to increase our sales centers in certain countries in order to support our Company’s growth.

Infrastructure Strategy

In 2003, we embarked upon a strategic initiative to significantly upgrade our technology infrastructure throughout the world. In 2009, we completed the roll-out of an Oracle enterprise-wide technology solution, which has a scalable and stable open architecture platform, to support our business growth and enhance our efficiency and productivity as well as that of our distributors. We continue to leverage the Oracle platform adding new modules to help support our business growth, improve productivity and support our strategic initiatives. In 2010 we implemented Oracle’s manufacturing module in our Souzhou, China plant, and in 2011, we plan to implement the same Oracle module in our Lake Forest facility and, once completed, our Changsha facility. In addition, we are continually upgrading our Internet-based marketing and distributor services platform with tools such as BizWorks, BizWorks 2.0 and MyHerbalife.com and we have invested in business intelligence tools to enable better analysis of our business. In 2010 we introduced Mobile Apps to support our distributors using mobile devices to help run their businesses. Our “Seed To Feed” strategy which encompasses the entire supply chain started in August 2009, when we purchased certain assets of Micelle Laboratories, Inc., a Lake Forest, California contract manufacturer of food and nutritional supplements. We purchased these assets in order to strengthen our global manufacturing capabilities.

This strategy expanded in 2010 with the announcement of a joint venture in Changsha China to build a Botanical Extraction Facility which will provide improved traceability and processing of our botanical raw materials. We continue to invest in our employees through comprehensive and global organizational development programs including our new employee orientation training, General Manager Training and our Advanced Leadership Program. We also invest in our Employee Wellness program which includes providing access to our products, subsidy for cafeterias and kitchens, providing access to fitness centers and encouraging annual participation in our Health Assessment program. Through this program we attempt to increase the awareness of living a healthy active lifestyle, which also creates a great philosophical connection to our independent distributors.

Product Overview

For 31 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health and experience life-changing results. We have built our heritage on developing unique formulas that blend the best of nature with innovative techniques from nutritional science, appealing to the growing base of consumers seeking differentiated products to support a healthier lifestyle.

As of December 31, 2010, we marketed and sold 126 products encompassing over 4,000 SKUs through our distributors and currently have approximately 2,000 trademarks worldwide. We group our products into four primary categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men, as well as weight-management customers and individuals looking to enhance their overall well-being and support an active, healthy lifestyle.

The following table summarizes our products by product category.

Product Category	Description	Representative Products

Weight Management
(62.1%, 63.0%, and 62.9% of net sales for 2010, 2009 and 2008, respectively)	Meal replacement, protein shakes and supplementation, weight-loss enhancers and a variety of healthy snacks	Formula 1 Healthy Meal, Protein Drink Mix, Personalized Protein Powder, Total Control®, Protein Bars and Snacks
Targeted Nutrition
(23.0%, 21.2%, and 20.9% of net sales for 2010, 2009 and 2008, respectively)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, Kids Line, COQ10 Plus
Energy, Sports & Fitness
(4.4%, 4.3%, and 4.2% of net sales for 2010, 2009 and 2008, respectively)	Products that support a healthy active lifestyle	Liftoff® energy drink, H(3)Otm hydration drink, Bulk & Muscle
Outer Nutrition
(4.7%, 5.5%, and 6.2% of net sales for 2010, 2009 and 2008, respectively)	Skin cleansers, moisturizers, lotions, shampoos and conditioners	Skin Activator® Anti-Aging line, Herbal Aloe every day line, NouriFusion® antioxidant skin care line
Literature, Promotional and Other Products
(5.8%, 6.0%, and 5.8% of net sales for 2010, 2009 and 2008, respectively)	Sales aids, informational audiotapes, CDs, DVDs and start-up kits	International Business Packs, BizWorks

Weight Management

Weight Management is our largest product category representing 62.1% of our net sales for the year 2010. Formula 1, our best-selling product, is a healthy meal with soy protein, essential vitamins, minerals, herbs and nutrients that is available in seven delicious flavors and can help support weight management. It has been part of our basic weight management program for 31 years and generated approximately 28% of our net sales for the year 2010. We continue to be amongst the worldwide leaders of meal replacements. Personalized Protein Powder is a soy and whey protein product designed as a boost to Formula 1 to personalize a person’s daily protein intake to help achieve their desired weight and shape. Weight-loss enhancers, including Total Control®, address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss. Healthy snacks are formulated to provide between-meal nutrition and appetite satisfaction. We expanded the Formula 1 Express Healthy Meal Bar franchise in 2010 by introducing a Super Berry Flavor in EMEA. We provided further segmentation of leading product with a Formula 1 Allergen Free product in the U.S. and we initiated the concept of seasonal flavors with a limited edition Formula 1 Holiday Pumpkin Spice flavor in the U.S. We also launched Afresh Cardamom Tea in India.

Targeted Nutrition

We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. Each of these supplements contains quality botanicals, vitamins, minerals and other natural ingredients and focuses on specific life stages of our customers, including women, men, children and those with health concerns, including heart health, healthy aging, digestive health, or immune solutions. Niteworks® is a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro, that supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Garden 7® designed by Dr. David Heber, head of our Nutrition Advisory Board, is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables and has anti-oxidant and health-boosting properties. Best Defense® is an effervescent drink that helps boost immunity. In 2010, we further expanded distribution of our successful Aloe line by introducing our popular Mango flavored Aloe Concentrate into Mexico. In 2010, as part of our heart health line, we introduced CoQ10 Plus in the U.S. and as part of our regional product strategy, we launched Quickspark in Austria. We continued to upgrade several targeted nutrition products with more modern formulations and better efficacy.

Energy, Sports & Fitness

We entered into the high growth energy drink category in 2005 with the introduction of Liftoff®, an innovative, effervescent energy drink containing a proprietary blend of B-vitamins, guarana, ginseng, ginkgo and caffeine to increase energy and improve mental clarity for better performance throughout the day. In 2007, we launched H3Otm Fitness Drink to provide rapid hydration, sustained muscle energy plus antioxidant protection for people living a healthy, active lifestyle. In 2008, we introduced H30 Pro in EMEA to provide an isotonic drink to individuals participating in high activity sports.

Outer Nutrition

Our Outer Nutrition products complement our weight management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers and facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women. Our Herbal Aloe line is our introductory line providing distributors with cleansers, lotions and soaps that help sooth the skin. NouriFusion® Multivitamin skin care products are formulated with antioxidant Vitamins A, C and E for a healthy, glowing complexion. In 2006, we launched a full line of anti-aging products as an extension of our successful Skin Activator® product, an advanced face cream that contains a collagen-building Glucosamine Complex to reduce the appearance of fine lines and wrinkles. In the past few years, we launched a number of regional products to address local market needs including a Soft Green Body Care line in Brazil in 2008, the Whitening Serum under the NouriFusion brand in the Asia Pacific region, and the Lively Fragrances perfume line in Brazil in 2009.

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

Product Development

We are committed to providing our distributors with unique, innovative science-based products to help them increase recruitment, retention and retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with our Nutrition Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to effect a successful development and launch of the product. Our research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

A progressive product development process was deployed in 2010 to accelerate the introduction of new products and to improve the launch of products. Cross-functional teams from Product Marketing, Product Development, Sciences, Licensing, Manufacturing and Finance were formed and assigned to major product initiatives.

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

New product ideas are generated and narrowed down to high potential ideas that fill our business needs and conform to our overall strategy. We test the most promising ideas with distributors and customers using a variety of qualitative and quantitative tools. This testing is followed by a feasibility assessment which includes a review of product and package prototypes, product positioning and messaging, process design, analysis of manufacturing issues and providing preliminary financial projections of product sales. The next stage is the development phase in which we finalize the formula, process, manufacturing strategy, product positioning, pricing, labeling and other related matters. The fourth stage is the launch phase in which we prepare promotional and sales materials, complete the supply chain plan, create product and financial forecasts, and complete other final preparations for launch. After the product is launched, we closely track sales performance and the lessons learned so we can update and improve the product development process. In addition, we have significantly increased our investment in clinical studies and in our science program to substantiate claims and the efficacy of our products.

We reorganized our technical team in 2010 for greater efficiency in product development as well as to carry out related product development strategies both globally and regionally. During 2010, we added new talents to our technical and scientific teams and additional resources to the Company’s Nutrition Advisory Board.

In 2010, we launched the Herbalife Nutrition Institute. The Institute is an informational resource dedicated to promoting excellence in the field of nutrition. The Institute’s website is our primary communication vehicle, an educational resource for the general public, government agencies, the scientific community, and Herbalife Independent distributors, about good nutrition and basic health. Its mission is to encourage and support research and education on the relationship between good health, balanced nutrition and a healthy active lifestyle. In addition to providing research and education on the website and through sponsored conferences and symposia, the Institute will have associations with major nutrition science organizations.

Part of the Herbalife Nutrition Institute is the Company’s Nutrition Advisory Board. The Nutrition Advisory Board is comprised of leading experts around the world in the fields of nutrition and health who educate Herbalife independent distributors and in China, sales employees, on the principles of nutrition, physical activity and healthy lifestyle. The Institute and the Nutrition Advisory Board are chaired by David Heber, M.D., Ph.D., director of the Center for Human Nutrition at the University of California, Los Angeles (UCLA).

We believe that it is important to maintaining our relationships with members of our Nutrition Advisory Board and the editorial board of the Herbalife Nutrition Institute that we recognize the time and effort that they expend on our behalf. Each member of our Nutrition Advisory Board other than Dr. Heber receives a monthly retainer of up to $5,000, plus up to $3,000 for every day that they appear at a non-southern California distributor event and up to $2,000 for every day that they need to travel to such events. Members of the editorial board of the Herbalife Nutrition Institute are compensated for their time and efforts by receiving a $5,000 annual stipend, except Dr. Lou Ignarro. We do pay a consulting firm, with which Dr. Ignarro is affiliated, a royalty on sales of Niteworks®, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s consulting, promotional or endorsement services, with such amounts totaling $2.3 million, $1.9 million, and $2.1 million, in 2010, 2009, and 2008 respectively. Generally, other than the equity awards granted in 2010 and 2005, Dr. Heber receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a firm, with which Dr. Heber is affiliated, a quarterly fixed royalty of $75,000.

We have also made contributions to the UCLA Lab. We have invested in this lab since 2002 with total donations of approximately $1.4 million which includes donations of lab equipment and software. UCLA agreed that the donations would be used for further research and education in the fields of weight management and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA involves clinical studies and research regarding botanical ingredients, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals. Additionally in 2010, we initiated a botanical identification program with UCLA which is intended to help with the operational activities in our Botanical Extraction facility in Changsha, China once it is completed and our quality labs in both China and the U.S.

We believe our focus on nutrition and botanical science and our efforts at combining our internal research and development efforts with the scientific expertise of our Nutrition Advisory Board and the educational skills of the Nutrition Advisory Board and the resources of the UCLA Lab should result in meaningful product differentiation and give our distributors and consumers increased confidence in our products.

Network Marketing Program

General

Our products are distributed through a global network marketing organization comprised of approximately 2.1 million independent distributors in 74 countries, including in China where, due to regulations, our sales are conducted through Company operated retail stores, sales representatives, sales employees and licensed business providers. In China, in the areas where we have a direct selling license, our representatives, licensed business providers and employees can sell Herbalife product outside the retail establishments. In addition to helping our distributors achieve their goals of health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact and coaching between retail consumers and distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage to our distributors in developing and growing their businesses. China has its own unique marketing program.

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

Structure of the Network Marketing Program

To become a distributor in most markets, a person must be sponsored by an existing distributor and must purchase an International Business Pack, or IBP. The IBP is a distributor kit available in local languages. The product and literature contents in the kits vary slightly to meet individual market needs. An example is the large size U.S. IBP, which costs $90.95 and includes a canister of Formula 1 shake mix, two bottles of nutritional supplements, Herbal Concentrate (Tea), Liftoff® (an energy drink), and Hand Sanitizer, along with a handy tote, booklets describing us, our compensation plan and rules of conduct, various training and promotional materials, distributor applications and a product catalog. The smaller U.S. version costs $54.95 and includes sample products, a handy tote, and essentially the same print and promotional materials as included in the larger kit version. To become a sales leader, or qualify for a higher level, including the Qualified Producer level introduced in October 2009, distributors must achieve specified volumes of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain sales leader status, a distributor generally must be responsible for sales of products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. An additional optional qualification, introduced globally in October 2009, allows for a distributor to achieve sales leader level by personally placing orders with Herbalife that accumulate to 5,000 Volume Points within 12 months. China has its own unique marketing program.

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

The following table sets forth the number of our sales leaders and sales leader retention rates as of each of the following re-qualification periods:

	At the End of February
	Number of Sales Leaders			Sales Leader Retention Rate
	2010	2009	2008	2010	2009	2008

North America	64,668	63,726	64,383	43.3%	42.2%	43.5%
Mexico	47,068	50,099	60,685	50.4%	45.2%	44.4%
South & Central America	51,060	67,876	67,808	34.1%	32.2%	34.7%
EMEA	47,080	53,371	59,446	51.9%	48.7%	46.6%
Asia Pacific (excluding China)	75,635	59,631	57,355	38.6%	35.1%	34.3%

Total Sales Leaders	285,511	294,703	309,677	43.0%	40.3%	41.0%
China Sales Employees	27,415	29,684	25,294

Worldwide Total Sales Leaders	312,926	324,387	334,971

In February of each year, we remove from the rank of sales leader those individuals who did not satisfy the sales leader qualification requirements during the preceding twelve months. Distributors who meet the sales leader requirements at any time during the year are promoted to sales leader status at that time, including any sales leaders who were removed, but who subsequently re-qualified. For the latest twelve month re-qualification period ending January 2011, approximately 49% of our sales leaders re-qualified. Typically, distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year while sales leaders who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. For sales leaders to re-qualify and retain their distributor organization and associated earnings, they need to earn 4,000 volume points in one month or 2,500 volume points in each of two consecutive months. In order to increase retailing of our products, we have modified our re-qualification criteria to provide that any distributor that earns at least 5,000 volume points in any 12-month period can re-qualify as a sales leader and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings.

Distributor Earnings

Distributor earnings are derived from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices depending on the distributors’ level within our distributor network, and selling our products to retail customers or to other distributors. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (1) royalty overrides, up to 15% of product retail sales in the aggregate, (2) production bonuses, up to 7% of product retail sales in the aggregate and (3) the Mark Hughes bonus, up to 1% of product retail sales in the aggregate. Royalty overrides and bonuses together with the distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. Each distributor’s success is dependent on two primary factors: (1) the time, effort and commitment a distributor puts into his or her Herbalife business and (2) the product sales made by a distributor and his or her sales organization.

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

Many of our non-sales leader distributors join Herbalife to obtain a 25% discount on our products and become a discount consumer or have a part-time retail income goal in mind. We do not track the retail income of these distributors.

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

Distributor Motivation and Training

We believe that motivation and training are key elements in distributor success and that we and our distributor sales leaders have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Annually, in each major territory or region, there is a three-day World Team School that focuses on product and business development and is typically attended by 2,000 to 10,000 distributors. Additionally, we host an Extravaganza at which our distributors from the region can come to learn about new products, expand their skills and celebrate their success. In 2010, we held Extravaganzas in key markets such as Brazil, Ecuador, Singapore, Ukraine, Italy, Sweden, Macau, South Africa, Mexico, China and the United States. In addition to these training sessions, we have our own “Herbalife Broadcast Network” on the Internet that we use to provide distributors continual training and the most current product and marketing information.

Distributor reward and recognition is a significant factor in motivating our distributors. In 2010, 2009, and 2008 we invested approximately $101.6 million, $84.1 million, and $89.6 million, respectively, in regional and worldwide events and promotions to motivate our distributors to achieve and exceed both sales and recruiting goals. An example of our worldwide promotions are the Active World Team Promotion. The Active World Team Promotion provides cash and recognition incentives to distributors who achieve all three requirements for becoming a World Team Member and thus have proven themselves adept at building a well-balanced business. Regional

Vacation Promotions were in place in China, Brazil, Asia-Pacific, North America, Mexico, South America/Central America, Russia and Europe. These promotions provided trips for over 4,000 qualifying distributors to go on vacations or cruises in various locations worldwide.

Geographic Presence

As of December 31, 2010, we conducted business in 74 countries throughout the world. The following chart sets forth the countries we currently operate in as of December 31, 2010, organized in the Company’s six geographic regions, and the year in which we commenced operations.

Year
Country	Entered

North America
USA	1980
Canada	1982
Jamaica	1999
Aruba	2010
Mexico	1989
South and Central America
Dominican Republic	1994
Venezuela	1994
Argentina	1994
Brazil	1995
Chile	1997
Panama	2000
Colombia	2001
Bolivia	2004
Costa Rica	2006
Peru	2006
El Salvador	2007
Ecuador	2008
Honduras	2008
Nicaragua	2008
Guatemala	2008
Paraguay	2009
Asia Pacific
Australia	1983
New Zealand	1988
Japan	1989
Hong Kong	1992
Philippines	1994
Taiwan	1995
South Korea	1996
Thailand	1997
Indonesia	1998
India	1999
Macau	2002
Singapore	2003
Malaysia	2006
Vietnam	2009
China	2001

Year
Country	Entered

EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005
Zambia	2007
Romania	2008
Bulgaria	2010

The following table shows net sales by geographic region.

					Number of
	Net Sales			Percent of	Countries
	Year Ended December 31,			Total Net Sales	December 31,
Geographic Region	2010	2009	2008	2010	2010
	(In millions)

North America	$614.1	$529.0	$496.9	22.5%	4
Mexico	334.0	263.0	352.2	12.2%	1
South & Central America	390.4	366.9	383.6	14.3%	16
EMEA	527.8	504.2	570.7	19.3%	38
Asia Pacific	683.5	509.2	410.8	25.0%	14
China	184.4	152.3	145.0	6.7%	1

Worldwide	$2,734.2	$2,324.6	$2,359.2	100.0%	74

The top six countries worldwide represented approximately 62.3%, 59.4%, and 58.0% of net sales in 2010, 2009, and 2008, respectively. For financial data by segment see Note 10, Segment Information to the notes to our consolidated financial statements.

In many instances, after entering a new country, we experience an initial period of rapid growth in sales as new distributors are recruited, that is then followed by a decline in sales. We believe that a significant factor affecting these markets is the opening of other new markets within the same geographic region or within the same or similar language or cultural bases. Some distributors tend to focus their attention on the business opportunities provided by these newer markets instead of developing their established sales organizations in existing markets to focus on driving deeper penetration. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. To the extent we decide to open new markets in the future, we will continue to seek to minimize the impact on distributor focus in existing markets while ensuring that adequate distributor support services and introduction of daily consumption-based DMO’s, along with other Herbalife systems are in place to support growth while maintaining prior sales levels within the region.

Manufacturing and Distribution

The majority of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies. We own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 42% of our product purchases in 2010. In addition, many of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We also self-manufacture weight management, nutritional and personal care products for the China market in our Suzhou China manufacturing facility to which we recently made modifications. In addition, we are currently making modifications to our recently acquired manufacturing facility in Lake Forest, California in order to increase capability and capacity. Following completion of these modifications, we expect to increase our self manufacturing in the future to approximately 40% of our worldwide demand. In the current era of increasing regulatory scrutiny we are transforming our supply chain to become more vertically integrated, including building relationships all the way back to the source farms and entering a joint venture to build a botanical extraction facility in Changsha, Hunan, China by the end of 2011. We call this initiative “Seed to Feed.”

We also have made significant investments in our own state of the art quality control labs in the U.S. and China at which we routinely test products from our owned facilities and from our contract manufacturers and raw material vendors. We have established excellent relationships with our contract manufacturers and continue to obtain improvements in product quality and product delivery. Some of our key input materials such as soy and whey proteins, fructose and packaging materials are subject to pricing fluctuations driven by commodities pricing. We are confident that we can mitigate potential cost increases of these materials with our cost reduction program and, when necessary, by raising the prices of our products.

In order to coordinate and manage the manufacturing of our products, we utilize a significant demand planning and forecasting process that is directly tied to our production planning and purchasing systems. Using this sophisticated Oracle-based planning software and process allows us to maintain our inventory at levels that are adequate to support the growth in our business and provide exceptional service to distributors while minimizing working capital and inventory obsolescence.

Our global distribution system features centralized and decentralized distribution and telephone ordering systems coupled with storefront distributor service centers. Our major distribution warehouses have automated “pick-to-light” systems which consistently deliver high order accuracy and inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day. We are currently upgrading the software and hardware in our largest distribution centers to support future business growth as well as support the ongoing shift to daily consumption business models which leads to more frequent and smaller orders.

Our products are distributed to foreign markets either from the facilities of our contract manufacturers or from our Los Angeles, Memphis or Venray, Netherlands distribution centers. Products are distributed in the United States market from our Los Angeles distribution center, our Memphis distribution center or from our sales centers in Dallas, New York, Chicago, Phoenix, Houston and Tracy, California. Products distributed globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After the products arrive in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Generally, the products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

Product Return and Buy-Back Policies

In most markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days of purchase to their distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, the distributor may obtain replacement product from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor provided that the distributor resigns as an Herbalife distributor, returns the product in marketable condition generally within twelve months of original purchase and meets certain documentation and other requirements. We believe this buy-back policy addresses a number of the regulatory and compliance issues pertaining to network marketing, in that it offers monetary protection to distributors who want to exit their Herbalife business. Product returns and buy-back expenses were approximately 0.4%, 0.5%, and 0.8% of retail sales for the years ended December 31, 2010, 2009 and 2008, respectively. The decline in the product return and buy-back percentage was primarily due to the global emphasis on daily consumption DMOs, which provide a more sustainable business foundation for our distributors.

Management Information, Internet and Telecommunication Systems

In order to facilitate our continued growth and support distributor activities, we continually upgrade our applications, infrastructure and telecommunication systems. These systems include: (1) three data centers located in Colorado Springs, Hong Kong, and Venray, Netherlands, which connect our international markets through a dedicated wide area network that provides on-line, real-time computer connectivity and access to our global Oracle Enterprise Resource Planning (ERP) platform as well as legacy operating systems and other key transactional and analytical systems; (2) local area networks of personal computers within our markets, serving our regional administrative staffs; (3) an international e-mail system through which our employees communicate; (4) a standardized Avaya Northern Telecom Meridian telecommunication system in most of our markets; and (5) Internet websites to provide a variety of online services for distributors such as status of qualifications, meeting announcements, product information, application forms, educational materials and, in select markets including the

United States, sales ordering capabilities. These systems are designed to provide, among other things, financial and operating data for management, timely and accurate product ordering, royalty override payment processing, inventory management and detailed distributor records. We intend to continue to invest in these systems in order to strengthen our operating platform and support the future growth of our business.

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

Products

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Patrol, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods and OTC drugs. Herbalife has implemented enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes we are compliant with the FDA’s cGMP final rule with respect to dietary supplements sold by Herbalife in the United States. The final cGMP rule has resulted in additional costs. See item 1A — Risk Factors for further discussion regarding the promulgated cGMP regulations. If we were to be found not in compliance with cGMP regulations, it could have a material adverse effect on our results of operations and financial statements.

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

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, the revisions are generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure/function claims, must have substantiation in their possession that the statements are truthful and not misleading. Should the FDA promulgate guidance on the use of New Dietary Ingredients, the Company may be

required to substantiate that so-called “grandfathered” ingredients used in our products were actually used in commerce in food prior to the passage of DSHEA on October 15, 1994. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods or food supplements.

In January 2000, the FDA issued a regulation that defines the types of statements that can be made concerning the effect of a dietary supplement on the structure or function of the body pursuant to DSHEA. Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). The regulation describes how the FDA distinguishes disease claims from structure/function claims. During 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer’s obligations to substantiate structure/function claims. The FDA also issued a Structure/Function Claims Small Entity Compliance Guide. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

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

The FDA’s decision to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed “weaknesses” within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance new legislation during the 112th Congress to amend or repeal DSHEA or to regulate specific product types or the use of specific ingredients. If this should occur we believe that the DSHEA opponents may propose the following: (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants; (3) reversal of the burden of proof standard which now rests on the FDA; and (4) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

On December 22, 2007, a law went into effect in the United States mandating the reporting of all serious adverse events occurring within the United States which involve dietary supplements or OTC drugs. We believe that we are in full compliance with this law having promulgated and implemented a worldwide procedure governing adverse event identification, investigation and reporting which is managed by our Global Product Science, Safety and Compliance department in collaboration with our Regulatory Affairs department, our Medical Affairs department and our Distributor Relations Call Centers. As a result of our receipt of adverse event reports, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practices, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007. The final rule requires that companies establish written procedures governing: (1) personnel, (2) plant and equipment cleanliness, (3) lab and testing, (4) packaging and labeling, and (5) distribution. The FDA also required 100 percent identity testing of all incoming raw materials, although an interim final rule enables companies to petition for an exemption from the 100 percent testing requirement if they can demonstrate the existence of an appropriate statistical sampling program. The cGMPs help ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have evaluated the final cGMP rule with respect to its potential impact upon the various contract manufacturers that we use to manufacture our products, some of which might not have met the new standards. It is important to note that the final cGMP rule, in an effort to limit disruption, included a three-year phase-in for small businesses. The final cGMP rule has resulted in additional costs. See Item 1A — Risk Factors for further discussion regarding the promulgated cGMP regulations.

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

In 2005 Herbalife voluntarily elected to withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, was sold only in Israel. Herbalife’s voluntary decision to withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors have closely cooperated with the Ministry of Health to facilitate this review. No regulatory action has been taken by the Israeli Ministry of Health or by any of the 24 other regulatory agencies around the world which have looked into related matters.

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

The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the

1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife has adapted its practices and rules regarding the practices of its independent distributors to comply with the revised Guides. However, it is possible that our use, and that of our independent distributors, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.

We also are subject to the risk of private party challenges to the legality of our network marketing program. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc., or Omnitrition, was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing program satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal network marketing system, in part based upon significant differences between our marketing system and that described in the Omnitrition case.

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past, and in a current lawsuit, allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $33,000 as of December 31, 2010) per purported violation as well as costs of the trial. For the year ended December 31, 2010, our net sales in Belgium were approximately $16.8 million. Currently, the lawsuit is in the pleading stage. The plaintiffs filed their initial brief on September 27, 2005. We filed a reply brief on May 9, 2006 and on December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. An oral hearing was held on November 3, 2010. The court issued an interim judgment on November 24, 2010 ordering the parties to address a change in the underlying Belgian statute. A hearing is scheduled for March 2, 2011. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

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

Executive Officers of the Registrant

The table sets forth certain information regarding each person who serves as an executive officer of the Company.

Name	Age	Position with the Company

Michael O. Johnson	56	Chief Executive Officer, Director,
		Chairman of the Board
Desmond Walsh	53	President
Richard Goudis	49	Chief Operating Officer
Brett R. Chapman	55	General Counsel and Corporate Secretary
John DeSimone	44	Chief Financial Officer

Michael O. Johnson is Chairman and Chief Executive Officer of the Company. Mr. Johnson joined the Company in April 2003 as Chief Executive Officer and became Chairman of the Board in May 2007. Before joining the Company Mr. Johnson spent 17 years with The Walt Disney Company, where he most recently served as President of Walt Disney International, and also served as President of Asia Pacific for The Walt Disney Company and President of Buena Vista Home Entertainment. Mr. Johnson has also previously served as a publisher of Audio Times magazine, and has directed the regional sales efforts of Warner Amex Satellite Entertainment Company for three of its television channels, including MTV, Nickelodeon and The Movie Channel. Mr. Johnson formerly served as a director of Univision Communications, Inc., a television company serving Spanish-speaking Americans, and served on the Board of Regents for Loyola High School of Los Angeles. Mr. Johnson received his Bachelor of Arts in Political Science from Western State College.

Desmond Walsh is the President of the Company and has held this position since January 2010. Mr. Walsh joined the Company in January 2004 as Senior Vice President, Worldwide Distributor Sales and was promoted to Executive Vice President for Worldwide Operations and Sales in April 2008. From 2001 to 2004, Mr. Walsh served as the Senior Vice President of the commercial division of DMX Music. Prior to DMX Music, Mr. Walsh spent five years as Vice President and General Manager of Supercomm, Inc., a subsidiary of the Walt Disney Company. Mr. Walsh also previously served in management positions at MovieQuik Systems, a division of The Southland Corporation (now 7-Eleven) and at Commtron Corporation, a leading consumer electronics and video distribution company. Mr. Walsh received his Bachelor of Laws degree from the University of London.

Richard Goudis is Chief Operating Officer of the Company and has held this position since January 2010. Mr. Goudis joined the Company in June 2004 as Chief Financial Officer after serving as the Chief Operating Officer of Rexall Sundown, a Nasdaq 100 company that was sold to Royal Numico in 2000, from 1998 to 2001. After the sale to Royal Numico, Mr. Goudis had operations responsibility for all of Royal Numico’s U.S. investments, including General Nutrition Centers, or GNC, Unicity International and Rexall Sundown. From 2002 to May 2004, Mr. Goudis was a partner at Flamingo Capital Partners, a firm he founded in 2002. Mr. Goudis also previously worked at Sunbeam Corporation and Pratt & Whitney. Mr. Goudis graduated from the University of Massachusetts with a degree in Accounting and he received his MBA from Nova Southeastern University.

Brett R. Chapman is General Counsel and Corporate Secretary of the Company and has held these positions since October 2003. Before joining the Company in October 2003, Mr. Chapman spent thirteen years at The Walt Disney Company, most recently as its Senior Vice President and Deputy General Counsel, with responsibility for all legal matters relating to Disney’s Media Networks Group, including the ABC Television Network, the company’s cable properties including The Disney Channel and ESPN, and Disney’s radio and internet businesses. Prior to working at The Walt Disney Company, Mr. Chapman was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Chapman received his Bachelor of Science and Master of Science in Business Administration from California State University, Northridge and his Juris Doctorate from Southwestern University School of Law.

John DeSimone is Chief Financial Officer of the Company and has held this position since January 2010. Mr. DeSimone joined the Company in November 2007 as Senior Vice President — Finance and was promoted to the position of Senior Vice President — Finance & Distributor Operations in December 2008. From June 2004 through October 2007, Mr. DeSimone served as the Chief Executive Officer of Mobile Ventures, LLC (formerly known as Autoware, Inc.), an automotive aftermarket accessory distributor and retailer. Prior to working at Mobile Ventures, LLC, Mr. DeSimone previously served as the Controller, Vice President of Finance and Chief Financial Officer of Rexall Sundown, Inc., a multinational manufacturer and distributor of nutritional supplements and sports nutrition products that was publicly traded while Mr. DeSimone served as its Controller and Vice President of Finance. Mr. DeSimone received his Bachelor of Science in Business Administration from Bryant College (now known as Bryant University).

Employees

As of December 31, 2010, we had approximately 4,500 employees. In China, as of December 31, 2010, we also had labor contracts with approximately 49,000 employed sales representatives. These numbers do not include our distributors, who are independent contractors rather than employees. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

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

Our distributor organization has a high turnover rate, which is a common characteristic found in the direct selling industry. In light of this fact, we have our sales leaders re-qualify annually in order to maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2011, approximately 49% of our sales leaders re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Sales leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our approximately 2.1 million independent distributors, we had approximately 483,000 sales leaders as of December 31, 2010. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

In addition, our distributors’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. For example, in May 2008 public allegations were made that certain of our products contain excessive amounts of lead thereby triggering disclosure and labeling requirements under California Proposition 65. Following an investigation, these allegations were publicly withdrawn by the allegations initiator. While we have confidence in our products because they fall within FDA suggested guidelines as well as applicable state regulations for the amount of lead that consumers can safely ingest and do not believe they trigger disclosure or labeling requirements under California Proposition 65, negative publicity such as this can disrupt our business. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

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

We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, Tupperware and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

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

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could disrupt our distributors’ sale of our products, or lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

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

The FDA has published its final rule for cGMPs affecting the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Under dietary supplement cGMPs, manufacturers must qualify ingredient suppliers in order to use their products in dietary supplements. One of the many requirements of the cGMP final rule is that the manufacturer conduct 100 percent identity testing on all dietary ingredients used in the manufacture of dietary supplements or petition the FDA for an exemption from this requirement. We are unaware of any company having submitted such a petition. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. For example, in September 2009 one of Herbalife’s contract manufacturers, Coats International, received a FDA cGMP 483 inspection report noting a number of compliance deficiencies involving its manufacturing of two aloe-based products. Subsequently, in April 2010 Coats International received a FDA issued warning letter. Both of these letters generated publicity within the trade media. Coats International has taken remedial action to comply with the cGMP requirements. Further, in complying with the dietary supplement cGMPs, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $33,000 as of December 31, 2010) per purported violation as well as costs of the trial. For the year ended December 31, 2010, our net sales in Belgium were approximately $16.8 million. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. An oral hearing was held on November 3, 2010. The Court issued an interim judgment on November 24, 2010 ordering the parties to address a change in the underlying Belgian statute. A hearing is scheduled for March 2, 2011. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

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

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.

Approximately 78% of our net sales for the year ended December 31, 2010, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. As an alternative exchange mechanism, we have also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we used a lawful but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.

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

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. If any of these events were to occur it could result in a negative impact to our consolidated earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Annual Report for a further discussion on Venezuela.

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

In August 2005, China published regulations governing direct selling (effective December 1, 2005) and prohibiting pyramid promotional schemes (effective November 1, 2005), and a number of administrative methods and proclamations were issued in September 2005 and in September 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. Our sales representatives are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, and Chongqing. We have also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide services to Herbalife customers. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.

Additionally, although certain regulations have been published with respect to obtaining such approvals, operating under such approvals and otherwise conducting business in China, other regulations are pending, and there is uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese distributors.

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

China enacted a labor contract law which took effect January 1, 2008 and on September 18, 2008 an implementing regulation took effect. On October 28, 2010 China enacted a social insurance law that will come into effect on July 1, 2011. We have reviewed and will continue to review our employment contracts and contractual relations with employees in China, which include certain of our employed sales personnel, and have made and will make such changes as we believe to be necessary or appropriate to bring these contracts and contractual relations into compliance with these laws and their implementing regulations. In addition, we continue to monitor the situation to determine how these laws and regulations will be implemented in practice. There is no guarantee that these laws will not adversely impact us, require us to change our treatment of our employed sales personnel, or cause us to change our operating plan for China.

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

We are a party to an agreement with our distributors that provides assurances that we will not sell Herbalife products through any distribution channel other than our network of independent Herbalife distributors. Thus, we are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the internet, through wholesale sales, by establishing retail stores or through mail order systems. Since this is an open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

In addition, this agreement with our distributors provides that we will not change certain aspects of our marketing plan without the consent of a specified percentage of our distributors. For example, our agreement with our distributors provides that we may increase, but not decrease, the discount percentages available to our distributors for the purchase of products or the applicable royalty override percentages, including roll-ups, and production and other bonus percentages available to our distributors at various qualification levels within our distributor hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our distributors further provides that we may not vary the criteria for qualification for each distributor tier within our distributor hierarchy, unless we do so in such a way so as to make qualification easier.

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

The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and certain of our top selling products which are starting to be manufactured in our manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of this recently acquired manufacturing facility to produce additional products for our North America and international markets. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Nature’s Bounty (U.S.) and Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders and PharmaChem Labs for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

Monitoring infringement and/or misappropriation of intellectual property can be difficult and expensive, and we may not be able to detect every infringement or misappropriation of our proprietary rights. Even if we do detect infringement or misappropriation of our proprietary rights, litigation to enforce these rights could cause us to divert financial and other resources away from our business operations. Further, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

Additionally, third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one of more of our products or marks will not be found to infringe upon third party intellectual property rights in the future. For example, in a pending action in the U.S. federal courts, the adidas companies have alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their “Trefoil” mark associated with such goods. They have also alleged that such uses of Herbalife’s Tri-Leaf device and certain Herbalife trademark applications constitute a breach of a 1998 agreement between the parties. We are contesting these claims and do not believe that we are infringing on any third party intellectual property rights, nor do we believe that the 1998 agreement should be interpreted as alleged by adidas. Nevertheless it is possible that an adverse judgment on one or more claims might issue, awarding damages and/or injunctive relief to adidas that could limit Herbalife’s ability to display its Tri-Leaf mark in connection with certain sports apparel, sports equipment, or sports-related marketing and services.

Since one of our products constitutes a significant portion of our retail sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 28% of net sales for the fiscal year ended December 31, 2010, and approximately 29% of net sales for the fiscal years ended December 31, 2009 and 2008. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

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

As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing tax assessments in Spain, Brazil, and Mexico. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our revenue and earnings could be adversely affected. On May 7, 2010, we received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $93 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome in respect to this assessment or any additional assessments that may be issued for these or other periods. We believe that we have meritorious defenses and are vigorously pursuing the appeal, but final resolution of this matter could take several years. Any adverse outcomes in these matters could have a material impact on our financial condition and operating results.

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

Our products consist of vitamins, minerals and botanicals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely upon published raw material, single ingredient, clinical studies and conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $10 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

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

The Companies Law (2010 Revision) also contains separate statutory provisions that provide for the merger, reconstruction and amalgamation of companies. Those are commonly referred to in the Cayman Islands as “schemes of arrangement.”

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

As of December 31, 2010, we leased all of our physical properties. During 2008, we relocated many of our corporate executive offices to the LA Live complex in downtown Los Angeles, California, where we currently occupy approximately 65,000 square feet under a lease expiring in 2018. We also lease approximately 316,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 82,000 square feet and 130,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through June 2011 and December 2016, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 150,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico we lease approximately 82,000 square feet of warehouse space with the term of the lease expiring in January 2015. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $93 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. In connection with the appeal of the assessment, the Company may be required to post bonds for some or all of the assessed amount. Therefore, in July 2010, the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s existing credit facility. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome in respect to this assessment or any additional assessments that may be issued for these or other periods. The Company believes that it has meritorious defenses and is vigorously pursuing the appeal, but final resolution of this matter could take several years.

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

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Shares

Our common shares are listed on the New York Stock Exchange, or NYSE, and trade under the symbol “HLF.” The following table sets forth the range of the high and low sales prices for our common shares in each of the relevant fiscal quarters presented, based upon quotations on the NYSE consolidated transaction reporting system.

Quarter Ended	High	Low

March 31, 2010	$46.70	$37.06
June 30, 2010	$53.00	$42.33
September 30, 2010	$60.65	$44.95
December 31, 2010	$71.29	$59.50

Quarter Ended	High	Low

March 31, 2009	$23.46	$12.12
June 30, 2009	$31.98	$14.71
September 30, 2009	$35.87	$28.92
December 31, 2009	$44.43	$31.47

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

The closing price of our common shares on February 17, 2011, was $68.34. The approximate number of holders of record of our common shares as of February 17, 2011 was 801. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Our common shares began trading on the NYSE on December 16, 2004. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2010. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2005 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Five Year Total Return

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Herbalife Ltd.	$100.00	$123.49	$125.66	$69.37	$134.14	$230.05
S&P 500 Index	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
Peer Index	$100.00	$114.20	$126.98	$81.69	$115.80	$119.06

Information with Respect to Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.20 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company’s board of directors approved an increase in the quarterly cash dividend to $0.25 per common share, an increase of $0.05 per common share from prior quarters. The aggregate amount of dividends paid and declared during fiscal year 2010, 2009, and 2008 was approximately $53.7 million, $48.7 million, and $50.7 million, respectively.

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s net earnings, financial condition, restrictions imposed by the Company’s credit agreement, cash requirements, future prospects and other factors deemed relevant by the board of directors. For example, the senior credit facility entered into on July 21, 2006, as amended, permits payments of dividends as long as no default or event of default exists and the sum of the amounts paid with respect to dividends and share repurchases does not exceed the sum of $450.0 million plus 75% of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of dividend. There is no guarantee that the board of directors will not terminate the quarterly dividend program.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2010, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued	Weighted Average	Future Issuance Under
	Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	in Column (a))(2)
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	6,970,212	$28.75	1,833,174
Equity compensation plans not approved by security holders	—	—	—
Total	6,970,212	$28.75	1,833,174

(1)	Consists of five plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the notes to our consolidated financial statements.

(2)	Includes 941,733 common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

Information with Respect to Purchases of Equity Securities by the Issuer

On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. As of December 31, 2010, the approximate dollar value of shares that could be repurchased under the Company’s share repurchase program was approximately $776.7 million.

The following is a summary of our repurchases of common shares during the three months ended December 31, 2010:

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares
	Total Number	Average Price	Part of Publicly	that May Yet be
	of Shares	Paid per	Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs

October 1 — October 31	—	—	—	$826,688,278
November 1 — November 30	507,742	$67.71	507,742	$792,309,246
December 1 — December 31	225,271	$69.34	225,271	$776,688,953

Total	733,013	$68.21	733,013	$776,688,953

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(In thousands except per share data)

Income Statement Data:
Net sales	$2,734,226	$2,324,577	$2,359,213	$2,145,839	$1,885,534
Cost of sales	558,811	493,134	458,396	438,382	380,338

Gross profit	2,175,415	1,831,443	1,900,817	1,707,457	1,505,196
Royalty overrides	900,248	761,501	796,718	760,110	675,245
Selling, general and administrative expenses(1)	887,655	773,911	771,847	634,190	573,005

Operating income(1)	387,512	296,031	332,252	313,157	256,946
Interest expense, net	7,417	5,103	13,222	10,573	39,541

Income before income taxes	380,095	290,928	319,030	302,584	217,405
Income taxes	89,562	87,582	97,840	111,133	74,266

Net income	$290,533	$203,346	$221,190	$191,451	$143,139

Earnings per share
Basic	$4.88	$3.32	$3.47	$2.75	$2.02
Diluted	$4.67	$3.22	$3.36	$2.63	$1.92
Weighted average shares outstanding
Basic	59,502	61,221	63,785	69,497	70,814
Diluted	62,256	63,097	65,769	72,714	74,509
Other Financial Data:
Retail sales(2)	$4,306,262	$3,690,061	$3,811,159	$3,511,003	$3,100,205
Net cash provided by (used in):
Operating activities	380,402	285,056	272,988	270,811	184,447
Investing activities	(69,136)	(71,322)	(84,964)	(43,390)	(66,808)
Financing activities	(254,480)	(213,327)	(205,067)	(203,511)	(55,044)
Depreciation and amortization	68,621	62,437	48,732	35,115	29,995
Capital expenditures(3)	68,125	60,128	106,813	49,027	66,870

	As of December 31,
	2010	2009	2008	2007	2006
		(In thousands except per share data)

Balance Sheet Data:
Cash and cash equivalents	$190,550	$150,801	$150,847	$187,407	$154,323
Receivables, net	85,612	76,958	70,002	58,729	51,758
Inventories	182,467	145,962	134,392	128,648	146,036
Total working capital	124,770	83,536	82,869	111,478	132,215
Total assets	1,232,220	1,146,050	1,121,318	1,067,243	1,016,933
Total debt	178,166	250,333	351,631	365,152	185,438
Shareholders’ equity(4)	487,212	359,311	241,731	182,244	353,890
Cash dividends per common share	0.90	0.80	0.80	0.60	—

(1)	The years ended December 31, 2009, 2008, 2007, and 2006 include approximately $1.3 million, $6.7 million, $5.8 million and $7.5 million of severance and related expenses, respectively, associated with restructuring.

(2)	Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and shipping & handling revenues.

Retail sales data is discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our use of retail sales reflects the fundamental role of “retail sales” in our accounting systems, internal controls and operations, including the basis upon which the distributors are being paid. In addition, information in daily and monthly reports reviewed by our management includes retail sales data.

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2010	2009	2008	2007	2006
			(In thousands)

Retail sales	$4,306,262	$3,690,061	$3,811,159	$3,511,003	$3,100,205
Distributor allowance	(1,968,769)	(1,696,444)	(1,778,866)	(1,658,569)	(1,472,527)

Product sales	2,337,493	1,993,617	2,032,293	1,852,434	1,627,678
Shipping & handling revenues	396,733	330,960	326,920	293,405	257,856

Net sales	$2,734,226	$2,324,577	$2,359,213	$2,145,839	$1,885,534

(3)	Includes acquisition of property, plant and equipment from capitalized leases and other long-term debt of $0.4 million, $18.2 million, $7.1 million, and $2.6 million for the years ended December 31, 2009, 2008, 2007, and 2006, respectively.

(4)	During the years ended December 31, 2010, 2009, 2008 and 2007, we paid an aggregate $53.7 million, $48.7 million, $50.7 million and $41.5 million in dividends, respectively, and repurchased $150.1 million, $73.2 million, $137.0 million and $365.8 million of our common shares through open market purchases, respectively. During the year ended December 31, 2006 we did not declare any dividends or repurchase any of our common shares.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

Overview

We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.7 billion for the year ended December 31, 2010. As of December 31, 2010, we sold our products in 74 countries through a network of approximately 2.1 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 31-year operating history.

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

While we are closely monitoring the current global economic crisis, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets, globalizing successful distributor methods of operation such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management remains intently focused on the Venezuela market and especially the limited ability to repatriate cash.

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

	For the Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change
		(Volume points in millions)

North America	888.5	779.9	13.9%	779.9	750.4	3.9%
Mexico	563.0	493.4	14.1%	493.4	545.9	(9.6)%
South & Central America	427.4	412.0	3.7%	412.0	430.6	(4.3)%
EMEA	486.6	466.4	4.3%	466.4	497.1	(6.2)%
Asia Pacific (excluding China)	723.6	570.7	26.8%	570.7	438.7	30.1%
China	144.2	115.3	25.1%	115.3	115.9	(0.5)%

Worldwide	3,233.3	2,837.7	13.9%	2,837.7	2,778.6	2.1%

Average Active Sales Leaders by Geographic Region

With the continued expansion of daily consumption business models in our different markets, we believe the Average Active Sales Leader metric, which represents the monthly average number of sales leaders that place an order from us in a given quarter, is a useful metric. We rely on this metric as an indication of the engagement level of sales leaders in a given region. Changes in the Average Active Sales Leader metric may be indicative of the current momentum in a region as well as the potential for higher annual retention levels and future sales growth through utilization of consumption based Daily Methods of Operations, or DMOs.

	For the Year Ended December 31,			For the Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change

North America	49,305	43,299	13.9%	43,299	40,811	6.1%
Mexico	38,084	34,545	10.2%	34,545	36,969	(6.6)%
South & Central America	28,821	27,935	3.2%	27,935	27,163	2.8%
EMEA	33,531	32,594	2.9%	32,594	33,349	(2.3)%
Asia Pacific (excluding China)	35,899	28,529	25.8%	28,529	25,563	11.6%
China	6,848	5,920	15.7%	5,920	5,762	2.7%
Worldwide(1)	185,774	166,625	11.5%	166,625	163,326	2.0%

(1)	Worldwide Average Active Sales Leaders may not equal the sum of the Average Active Sales Leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation.

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

	For the Year Ended December 31,
	2010	2009	% Change	2009	2008	% Change

North America	41,171	38,248	7.6%	38,248	43,517	(12.1)%
Mexico	25,473	21,826	16.7%	21,826	26,046	(16.2)%
South & Central America	24,977	29,052	(14.0)%	29,052	45,416	(36.0)%
EMEA	20,979	21,722	(3.4)%	21,722	27,132	(19.9)%
Asia Pacific (excluding China)	61,190	51,912	17.9%	51,912	40,905	26.9%

Total New Sales Leaders	173,790	162,760	6.8%	162,760	183,016	(11.1)%
New China Sales Employees	24,875	23,003	8.1%	23,003	26,262	(12.4)%

Worldwide Total New Sales Leaders	198,665	185,763	6.9%	185,763	209,278	(11.2)%

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

Sales Leaders Statistics (Excluding China)	2010	2009	2008
	(In thousands)

January 1 total sales leaders	431.3	456.9	451.6
January & February new sales leaders	21.2	20.6	28.6
Demoted sales leaders (did not re-qualify)	(165.9)	(181.4)	(167.7)
Other sales leaders (resigned, etc)	(1.1)	(1.4)	(2.8)

End of February total sales leaders	285.5	294.7	309.7

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2010	2009	2008
	(In thousands)

Sales leaders needed to re-qualify	290.9	304.0	284.0
Demoted sales leaders (did not re-qualify)	(165.9)	(181.4)	(167.7)

Total re-qualified	125.0	122.6	116.3

Retention rate	43.0%	40.3%	41.0%

The table below reflects the number of sales leaders as of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders			Sales Leaders Retention Rate
	2010	2009	2008	2010	2009	2008

North America	64,668	63,726	64,383	43.3%	42.2%	43.5%
Mexico	47,068	50,099	60,685	50.4%	45.2%	44.4%
South & Central America	51,060	67,876	67,808	34.1%	32.2%	34.7%
EMEA	47,080	53,371	59,446	51.9%	48.7%	46.6%
Asia Pacific (excluding China)	75,635	59,631	57,355	38.6%	35.1%	34.3%

Total Sales leaders	285,511	294,703	309,677	43.0%	40.3%	41.0%
China Sales Employees	27,415	29,684	25,294

Worldwide Total Sales Leaders	312,926	324,387	334,971

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.4	21.2	19.4

Gross profit	79.6	78.8	80.6
Royalty overrides(1)	32.9	32.8	33.8
Selling, general and administrative expenses(1)	32.5	33.3	32.7

Operating income	14.2	12.7	14.1
Interest expense, net	0.3	0.2	0.6

Income before income taxes	13.9	12.5	13.5
Income taxes	3.3	3.8	4.1

Net income	10.6	8.7	9.4

(1)	Compensation to our China sales employees and licensed business providers is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

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

The factors described above have helped distributors increase their business, which in turn helps drive volume point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales increases and decreases during the years ended December 31, 2010, 2009 and 2008, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. This correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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

Summary Financial Results for the year ended December 31, 2010 compared to the year ended December 31, 2009

Net sales for the year ended December 31, 2010 increased 17.6% to $2,734.2 million as compared to $2,324.6 million in 2009. In local currency, net sales for the year ended December 31, 2010 increased 17.4% as compared to the same periods in 2009. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption business models, an increase in average active sales leaders, branding activities and increased distributor recruiting.

Net income for the year ended December 31, 2010 increased 42.9% to $290.5 million, or $4.67 per diluted share, compared to $203.3 million, or $3.22 per diluted share, for the same period in 2009. The increase was primarily driven by higher operating margin and lower effective tax rate and was partially offset by higher salaries, bonuses and benefits, higher distributor promotion and event costs, higher China sales employee and licensed business provider costs, higher credit card fees, higher non-income tax expenses and higher depreciation expense.

Net income for the year ended December 31, 2010 included a $15.1 million unfavorable impact related to the remeasurement of monetary assets and liabilities resulting from Venezuela being designated as a highly inflationary economy beginning January 1, 2010; a $12.7 million unfavorable impact related to incremental U.S. dollar costs of 2009 imports into Venezuela which were recorded at the unfavorable parallel market exchange rate and were not devalued based on 2010 exchange rates but rather recorded to cost of sales at their historical dollar costs as products were sold in the first quarter of 2010; a $5.8 million favorable impact resulting from receipt of U.S. dollars approved by the Venezuelan government’s foreign exchange commission, CADIVI, at the official exchange rate relating to 2009 product importations which were previously registered with CADIVI; a $14.5 million one-time favorable impact to income taxes related to Venezuela becoming a highly inflationary economy; a $4.0 million pre-tax ($2.6 million post-tax) foreign exchange gain in Herbalife Venezuela as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate of 8.3 Bolivars per U.S. dollar. Net income for the year ended December 31, 2010 also included a $3.2 million tax benefit from an international income tax audit settlement.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2010					2009
				Shipping &					Shipping &		Change
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	in Net
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Sales
						(Dollars in millions)

North America	$977.3	$(465.9)	$511.4	$102.7	$614.1	$844.8	$(403.1)	$441.7	$87.3	$529.0	16.1%
Mexico	539.8	(263.4)	276.4	57.6	334.0	431.5	(210.3)	221.2	41.8	263.0	27.0%
South & Central America	637.8	(303.4)	334.4	56.0	390.4	605.3	(291.9)	313.4	53.5	366.9	6.4%
EMEA	854.5	(413.6)	440.9	86.9	527.8	816.0	(394.2)	421.8	82.4	504.2	4.7%
Asia Pacific	1,088.5	(498.5)	590.0	93.5	683.5	825.3	(382.1)	443.2	66.0	509.2	34.2%
China	208.4	(24.0)	184.4	—	184.4	167.2	(14.9)	152.3	—	152.3	21.1%

Worldwide	$4,306.3	$(1,968.8)	$2,337.5	$396.7	$2,734.2	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	17.6%

North America

The North America region reported net sales of $614.1 million for the year ended December 31, 2010. Net sales increased $85.1 million, or 16.1%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 15.8% for the year ended December 31, 2010 as compared to the same period in 2009. The overall increase in the region was a result of net sales growth in the U.S. of $82.6 million, or 16.1%, for the year ended December 31, 2010 as compared to the same period in 2009.

In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the continued development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 63.7% in the U.S. Latin market and 36.3% in the General market for the year ended December 31, 2010. Sales growth was 8.6% in the U.S. Latin market and 25.7% in the General market for the year ended December 31, 2010. Given the ongoing transition of the overall region to a higher level of utilization of daily consumption DMO’s, we do not believe there is an ongoing benefit to evaluating the U.S. market as a bifurcated business. Therefore, we will return to discussing it on a consolidated basis beginning in 2011.

In October 2010, the region hosted Regional Extravaganzas, one in Atlanta for the U.S. Latin Market and one in Los Angeles for both the U.S. Latin Market and the General Market, with over 20,000 combined attendees. In December, the General Market hosted a Future President Team Retreat with approximately 250 attendees. Also, during 2010, the region hosted different events including a series of Leadership Development Weekends as well as Nutrition Club and Academy tours. In total almost 50,000 distributors attended these events.

Average active sales leaders in the region increased 13.9% for the year ended December 31, 2010 as compared to the same period in 2009. Average active sales leaders in the U.S. increased 14.6% for the year ended December 31, 2010 as compared to the same period in 2009. Total sales leaders in the region increased 4.7% as of December 31, 2010 compared to December 31, 2009.

Mexico

The Mexico region reported net sales of $334.0 million for the year ended December 31, 2010. Net sales for the year ended December 31, 2010 increased $71.0 million, or 27.0%, as compared to the same period in 2009. In local currency, net sales for the year ended December 31, 2010 increased 19.2% as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact of $20.5 million on net sales for the year ended December 31, 2010.

We believe that local currency sales during fiscal year 2010 benefited from our distribution agreement with a large Mexico retailer that was initiated at the beginning of the year. This agreement allows distributors to pick up their product orders at the customer service counters of 302 locations in 26 Mexican states. We believe that by leveraging their distribution system, we are providing distributors with significantly better product access.

Average active sales leaders in Mexico increased 10.2% for the year ended December 31, 2010 as compared to the same period in 2009. Total sales leaders in Mexico increased 0.7% as of December 31, 2010, compared to December 31, 2009.

In September 2010, Mexico hosted a regional extravaganza with total attendance of 18,200.

South and Central America

The South and Central America region reported net sales of $390.4 million for the year ended December 31, 2010. Net sales increased $23.5 million, or 6.4%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 18.5% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had a $44.5 million unfavorable impact on net sales for the year ended December 31, 2010. The increase in net sales for the year ended December 31, 2010 was driven by increases in net sales in the majority of the countries in the region including Brazil, Ecuador and Bolivia, partially offset by a decline in Venezuela.

In Brazil, the region’s largest market, net sales increased $44.5 million, or 26.1%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 13.5% for the year ended December 31, 2010 as compared to the same period in 2009. The increase in local currency net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption based DMOs. The fluctuation of foreign currency rates had a $21.5 million favorable impact on net sales in Brazil for the year ended December 31, 2010.

Venezuela, the region’s second largest market, experienced a net sales decrease of $44.1 million, or 51.7%, for the year ended December 31, 2010 as compared to the same period in 2009. The decrease in net sales reflects the impact of re-measuring Venezuela’s local sales at the parallel market exchange rate and the new regulated market rate during fiscal year 2010. During the year ended December 31, 2010 the average applicable exchange rate was 63% less favorable compared to the official exchange rate that was used to translate Venezuela’s local sales during the same period in 2009. In local currency, net sales increased 29.1% for the year ended December 31, 2010 as compared to the same period in 2009. The sales growth in local currency was partially driven by price increases of 12%, 8%, and 10% in March 2010, July 2010, and November 2010, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 3.2% for the year ended December 31, 2010 as compared to the same period in 2009. Total sales leaders in the region decreased 21.7% as of December 31, 2010 compared to December 31, 2009.

In February 2010, the region hosted an Extravaganza in Quito, Ecuador with over 12,500 attendees.

EMEA

The EMEA region reported net sales of $527.8 million for the year ended December 31, 2010. Net sales increased $23.6 million, or 4.7%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 7.1% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $12.1 million for the year ended December 31, 2010. The increase in net sales for the year ended December 31, 2010 was driven by increases in net sales in Russia, Norway, Commonwealth of Independent States, or CIS countries, and Spain, partially offset by decreases in France and Italy.

Net sales in Italy, our largest market in the region, decreased $6.7 million, or 5.7%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales decreased 0.9% for the year ended December 31, 2010 as compared to the same period in 2009. The decrease in net sales was primarily driven by a shift in focus to daily consumption DMOs and away from recruiting. This decline is similar to what we have seen in other markets like Taiwan and Brazil as they were transitioning from a recruiting model to a daily consumption model.

Net sales in Russia, our second largest market in the region, increased $12.9 million, or 41.4%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 36.6% for the year ended December 31, 2010 as compared to the same period in 2009. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club.

Net sales in Spain, our third largest market in the region, increased $4.4 million, or 12.2%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales in Spain increased 18.3% for the year ended December 31, 2010 as compared to the same period in 2009. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment.

Net sales in France, our fourth largest market in the region, decreased $9.2 million, or 22.4%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales in France decreased 18.7% for the year ended December 31, 2010 as compared to the same period in 2009. The decrease in net sales in France was mainly due to lower recruiting.

Average active sales leaders in the region increased 2.9% for the year ended December 31, 2010 as compared to the same period in 2009. Total sales leaders in the region decreased 6.7% as of December 31, 2010 compared to December 31, 2009.

In July 2010, the region hosted Extravaganzas in Stockholm, Sweden with 5,800 attendees, in Turin, Italy with 8,300 attendees, and in Kiev, Ukraine with 3,300 attendees. In December 2010, South Africa held an Extravaganza with approximately 1,700 attendees.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $683.5 million for the year ended December 31, 2010. Net sales increased $174.3 million, or 34.2%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 26.6% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact of $38.9 million on net sales for the year ended December 31 2010. The increase in net sales for the year ended December 31, 2010 was broad based with virtually every country in the region showing year-over-year net sales growth led by Korea, India, Malaysia, Indonesia, and Vietnam.

Net sales in South Korea, our largest market in the region, increased $93.9 million, or 81.7%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 67.1% for the year ended December 31, 2010 as compared to the same period in 2009. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Premium Herbalife Opportunity Meeting. The fluctuation of foreign currency rates had a favorable impact on net sales of $16.8 million for the year ended December 31, 2010 as compared to the same period in 2009.

Net sales in Taiwan, our second largest market in the region, increased $2.0 million, or 1.2%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales decreased 3.3% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $7.4 million for the year ended December 31, 2010 as compared to the same period in 2009.

Net sales in Malaysia, our third largest market in the region, increased $13.7 million, or 26.9%, for the year ended December 31, 2010 as compared to the same period in 2009, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 15.9% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $5.6 million for the year ended December 31, 2010 as compared to the same period in 2009.

Net sales in Japan, our fourth largest market in the region, decreased $0.7 million, or 1.3%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 3.6% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.8 million for the year ended December 31, 2010 as compared to the same period in 2009. Despite the modest increase in local currency net sales in 2010, the market continues to be negatively impacted by low recruiting activity.

Net sales in India, our fifth largest market in the region, increased $29.2 million, or 112.8%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 101.8% for the year ended December 31, 2010 as compared to the same period in 2009. The increase in net sales for the year ended December 31, 2010 was driven primarily by the successful adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had a favorable impact on net sales of $2.9 million for the year ended December 31, 2010 as compared to the same period in 2009.

In May 2010, the region hosted an Extravaganza in Singapore with almost 18,000 attendees. In September 2010, the region hosted a Herbalife University in Macau, China with approximately 8,000 attendees.

Average active sales leaders in the region increased 25.8% for the year ended December 31, 2010 as compared to the same period in 2009. Total sales leaders in the region increased 21.6% as of December 31, 2010 compared to December 31, 2009.

China

Net sales in China were $184.4 million for the year ended December 31, 2010. Net sales increased $32.1 million, or 21.1%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 20.0% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact of $1.8 million on net sales for the year ended December 31, 2010.

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

As of December 31, 2010, we had direct-selling licenses in 16 provinces and we were operating 71 retail stores in 30 provinces in China. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million. In October 2010, the region hosted a 5 year anniversary rally with approximately 12,000 attendees.

Average active sales leaders in China increased 15.7% for the year ended December 31, 2010 as compared to the same period in 2009. Total sales leaders in China decreased 1.2% as of December 31, 2010 compared to December 31, 2009.

Sales by Product Category

	Year Ended December 31,
	2010					2009
				Shipping &					Shipping &		% Change
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	in Net
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Sales
					(Dollars in millions)

Weight Management	$2,749.1	$(1,303.4)	$1,445.7	$253.2	$1,698.9	$2,392.2	$(1,142.0)	$1,250.2	$214.6	$1,464.8	16.0%
Targeted Nutrition	1,018.2	(482.8)	535.4	93.8	629.2	806.3	(384.9)	421.4	72.3	493.7	27.4%
Energy, Sports and Fitness	196.3	(93.1)	103.2	18.1	121.3	161.2	(77.0)	84.2	14.5	98.7	22.9%
Outer Nutrition	206.3	(97.8)	108.5	19.0	127.5	209.6	(100.1)	109.5	18.8	128.3	(0.6)%
Literature, Promotional and Other	136.4	8.3	144.7	12.6	157.3	120.8	7.5	128.3	10.8	139.1	13.1%

Total	$4,306.3	$(1,968.8)	$2,337.5	$396.7	$2,734.2	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	17.6%

Net sales for all product categories increased for the year ended December 31, 2010 as compared to the year ended December 31, 2009, except for a slight decrease in Outer Nutrition, mainly due to the factors described in the above discussions of the individual geographic regions. In addition, net sales for Outer Nutrition decreased in part due to the distributor focus on DMOs that are centered towards Weight Management products.

Gross Profit

Gross profit was $2,175.4 million for the year ended December 31, 2010, as compared to $1,831.4 million for the year ended December 31, 2009. As a percentage of net sales, gross profit for the year ended December 31, 2010 increased to 79.6%, as compared to 78.8% for the same period in 2009. The increase in the gross profit as a percentage of net sales for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to a favorable impact from currency fluctuations, cost savings throughout our supply chain, and a decreased unfavorable foreign exchange impact of $12.7 million recognized during the year ended December 31, 2010 relating to the incremental U.S. dollar cost of importing finished goods into Venezuela at the unfavorable parallel market rate rather than the official currency exchange, as compared to $18.8 million recognized during the year ended December 31, 2009. These increases to the gross profit as a percentage of net sales were partially offset by country mix and by the unfavorable impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the less favorable old parallel market rate and at the less favorable SITME exchange rate during 2010, as opposed to being translated at the CADIVI official rate during 2009. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on currency exchange rate issues in Venezuela. We believe that we have the ability to partially mitigate certain cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides were $900.2 million for the year ended December 31, 2010, as compared to $761.5 million for the same period in 2009. Royalty overrides as a percentage of net sales was 32.9% for the year ended December 31, 2010, as compared to 32.8% for the same period in 2009. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our full-time sales employees and licensed business providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $887.7 million for the year ended December 31, 2010, as compared to $773.9 million for the same period in 2009. Selling, general and administrative expenses as a percentage of net sales was 32.5% for the year ended December 31, 2010, as compared to 33.3% for the same period in 2009.

The increase in selling, general and administrative expenses for the year ended December 31, 2010 included $32.7 million in higher salaries, bonuses and benefits, excluding China sales employees; $5.5 million in higher depreciation and amortization expense; and higher variable expenses including $29.2 million in higher distributor promotion and event costs, $8.3 million in higher expenses related to China sales employees and licensed business providers, $8.0 million in higher credit card fees and $7.4 million in higher non-income tax expense.

We expect 2011 selling, general and administrative expenses to increase in absolute dollars over 2010 levels reflecting higher salaries and benefits excluding China sales employees, China sales employee costs, and China licensed business provider service fees, increased depreciation, primarily related to our global Oracle implementation, and various sales growth initiatives, including distributor events and promotions.

Net Interest Expense

Net interest expense is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
Net Interest Expense	2010	2009
	(Dollars in millions)

Interest expense	9.7	9.6
Interest income	(2.3)	(4.5)

Net Interest Expense	$7.4	$5.1

The increase in net interest expense for the year ended December 31, 2010 as compared to the same period in 2009, was primarily due to the decrease in interest income generated from Herbalife Venezuela’s cash and cash equivalents and an increase in interest expense relating to our interest rate swap agreements, partially offset by lower interest expense on our senior secured credit facility due to lower average debt balance during 2010 as compared to 2009. See “Liquidity and Capital Resources” in this section for further discussion on our senior secured credit facility.

Income Taxes

Income taxes were $89.6 million for the year ended December 31, 2010, as compared to $87.6 million for the same period in 2009. As a percentage of pre-tax income, the effective income tax rate was 23.6% for the year ended December 31, 2010, as compared to 30.1% for the year ended December 31, 2009. The decrease in the effective tax rate for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to the ability to utilize $3.0 million of foreign tax credit carrybacks, the conversion of Venezuela to a highly inflationary economy as discussed below and a favorable decision in a foreign tax audit which resulted in a one-time tax benefit of $3.2 million. In addition, the decrease in the operating effective rate reflects favorable changes in the country mix and non-cash benefit of $3.1 million due to the expiration of certain statue of limitations. The 2010 effective tax rate is not indicative of the future income tax rates and includes certain nonrecurring income tax benefits as discussed within this section.

Venezuela has experienced cumulative inflation of at least 100% during the three year period ending December 31, 2009. Therefore, as of January 1, 2010 the Bolivar is hyperinflationary for U.S. federal income tax purposes. As a result, because Herbalife Venezuela is considered a dual incorporated entity, it is now required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting (DASTM). The transitional impact of DASTM resulted in a deferred income tax benefit of approximately $14.5 million recorded during the first quarter of 2010. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on Venezuela becoming a highly inflationary economy.

Summary Financial Results for the year ended December 31, 2009 compared to the year ended December 31, 2008

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

Year ended December 31, 2009 compared to year ended December 31, 2008

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2009					2008
				Shipping &					Shipping &		Change
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	in Net
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Sales
					(Dollars in millions)

North America	$844.8	$(403.1)	$441.7	$87.3	$529.0	$795.3	$(379.2)	$416.1	$80.8	$496.9	6.5%
Mexico	431.5	(210.3)	221.2	41.8	263.0	584.3	(284.8)	299.5	52.7	352.2	(25.3)%
South & Central America	605.3	(291.9)	313.4	53.5	366.9	665.9	(332.9)	333.0	50.6	383.6	(4.4)%
EMEA	816.0	(394.2)	421.8	82.4	504.2	927.7	(449.1)	478.6	92.1	570.7	(11.7)%
Asia Pacific	825.3	(382.1)	443.2	66.0	509.2	678.1	(318.0)	360.1	50.7	410.8	24.0%
China	167.2	(14.9)	152.3	—	152.3	159.9	(14.9)	145.0	—	145.0	5.0%

Worldwide	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	$3,811.2	$(1,778.9)	$2,032.3	$326.9	$2,359.2	(1.5)%

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

In early July 2009, China’s Ministry of Commerce granted five additional licenses for us to conduct direct-selling business in the provinces of Fujian, Shan’Xi, Sichuan, Hubei, and Shanghai. All licenses became effective immediately, except Shanghai, which was activated in July 2010 after we opened our service outlets. Additionally, our license for Beijing, which was granted in July 2008 with the same condition as noted above for Shanghai, was activated in July 2009. We received our first direct-selling license in China in March 2007 for the cities of Suzhou and Nanjing in the Jiangsu province. An additional license was granted in July of the same year to conduct business throughout the entire Jiangsu province. In July 2008, we received five additional licenses for the provinces of Beijing, Guangdong, Shandong, Zhejiang and Guizhou. The 11 provinces in which we now have direct-selling licenses represent an addressable population of approximately 599 million. As of December 31, 2009, we were operating 75 retail stores in 30 provinces in China.

New sales employees in China decreased 12.4% for the year ended December 31, 2009, as compared to the same period in 2008. Total sales employees in China increased 2.7% as of December 31, 2009 compared to December 31, 2008.

Sales by Product Category

	Year Ended December 31,
	2009					2008
				Shipping &					Shipping &		% Change
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	in Net
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Sales
					(Dollars in millions)

Weight Management	$2,392.2	$(1,142.0)	$1,250.2	$214.6	$1,464.8	$2,469.9	$(1,196.8)	$1,273.1	$211.9	$1,485.0	(1.4)%
Targeted Nutrition	806.3	(384.9)	421.4	72.3	493.7	818.0	(396.4)	421.6	70.2	491.8	0.4%
Energy, Sports and Fitness	161.2	(77.0)	84.2	14.5	98.7	165.6	(80.2)	85.4	14.2	99.6	(0.9)%
Outer Nutrition	209.6	(100.1)	109.5	18.8	128.3	243.8	(118.1)	125.7	20.9	146.6	(12.5)%
Literature, Promotional and Other	120.8	7.5	128.3	10.8	139.1	113.9	12.6	126.5	9.7	136.2	2.1%

Total	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	$3,811.2	$(1,778.9)	$2,032.3	$326.9	$2,359.2	(1.5)%

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

Liquidity and Capital Resources for fiscal years 2010, 2009 and 2008

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. We are closely monitoring various aspects of the current worldwide financial crisis and we do not believe that there has been or will be a material impact on our liquidity from this crisis. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over the recent years, which together, since the inception of these programs in 2007, amounted to approximately $920.8 million. Our use of the credit facility for these purposes and not for general working capital and capital expenditure needs has limited the impact that the current worldwide credit crisis has on us. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which could protect our funding in all but a dramatic net sales downturn. Further we maintain a revolving credit facility which had $219.0 million of undrawn capacity as of December 31, 2010, and is comprised of banks who are continuing to support the facility through the current worldwide financial crisis.

For the year ended December 31, 2010, we generated $380.4 million of operating cash flow, as compared to $285.1 million for the same period in 2009. The increase in cash generated from operations was primarily due to an increase in operating income of $91.5 million driven by a 17.6% growth in net sales for the year ended December 31, 2010 as compared to the same period in 2009.

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

Capital expenditures, including capital leases, for the years ended December 31, 2010, 2009 and 2008 were $68.1 million, $60.1 million and $106.8 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. In 2008 and 2009, capital expenditures primarily related to the global roll-out of Oracle Order Management System. The decrease in 2009 from 2008 primarily reflects lower spending as the Oracle roll-out project was completed during the third quarter of 2009. We expect to incur total capital expenditures of approximately $80 million to $90 million for the full year of 2011.

We entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. In September 2007, we amended our senior secured credit facility, increasing the revolving credit facility by $150.0 million to $250.0 million to fund the increase in our share repurchase program discussed below. The term loan matures on July 21, 2013 and the revolving credit facility is available until July 21, 2012. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate, which represents the prime rate offered by major U.S. banks, plus a margin of 0.25%. On December 31, 2010, 2009 and 2008, the weighted average interest rate was 1.75%, 1.66% and 3.04%, respectively.

The senior secured credit facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2010, we were in compliance with these covenants.

During 2010, we borrowed an aggregate amount of $427.0 million under the revolving credit facility and paid $487.0 million of the revolving credit facility. During 2009, we borrowed an aggregate amount of $212.0 million under the revolving credit facility and paid $298.7 million of the revolving credit facility. During 2008, we borrowed an aggregate amount of $118.0 million and paid $149.0 million of the revolving credit facility. During the years ended December 31, 2010, 2009, and 2008, these borrowings were primarily related to our share repurchases and dividends program as discussed further below.

We are currently planning to refinance our senior secured credit facility, which consists of a revolving credit facility and a term loan that are expiring in July 2012 and July 2013, respectively, as discussed in greater detail above. This will allow us to better support our growth and strategic initiatives, as well as to continue to fund our dividend program, and our share repurchase program as discussed further below. The refinancing is expected to be completed during the first half of 2011.

The following summarizes our contractual obligations including interest at December 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					2016 &
	Total	2011	2012 - 2013	2014 - 2015	Thereafter
			(Dollars in millions)

Borrowings under the senior credit facility(1)	$182.1	$4.6	$177.5	$—	$—
Capital leases	3.1	1.6	1.5	—	—
Operating leases	161.5	39.0	58.2	39.6	24.7
Other	21.5	11.5	10.0	—	—

Total	$368.2	$56.7	$247.2	$39.6	$24.7

(1)	The estimated interest payments on our senior credit facility are based on interest rates effective at December 31, 2010.

Our consolidated balance sheet as of December 31, 2010 included $38.5 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

Off-Balance Sheet Arrangements

At December 31, 2010 and December 31, 2009, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the year ended December 31, 2010, we repurchased approximately 2.9 million of our common shares through open market purchases at an aggregate cost of approximately $150.1 million or an average cost of $52.25 per share. During the year ended December 31, 2009, we repurchased approximately 2.0 million of our common shares through open market purchases at an aggregate cost of approximately $73.2 million or an average cost of $36.60 per share. During the year ended December 31, 2008, we repurchased approximately 4.6 million of our common shares through open market purchases at an aggregate cost of $137.0 million, or an average cost of $29.60 per share. As of December 31, 2010, the remaining authorized capacity under the share repurchase program was $776.7 million.

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

Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.20 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company’s board of directors approved an increase in the quarterly cash dividend to $0.25 per common share, an increase of $0.05 per common share from prior quarters. The aggregate amount of dividends paid and declared during fiscal year 2010, 2009, and 2008 was approximately $53.7 million, $48.7 million and $50.7 million, respectively.

Working Capital and Operating Activities

As of December 31, 2010, 2009 and 2008, we had positive working capital of $124.8 million, $83.5 million, and $82.9 million, respectively. Cash and cash equivalents were $190.6 million at December 31, 2010, and $150.8 million at December 31, 2009 and 2008.

We expect that cash and funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including debt service on our term loan and amounts outstanding under our revolving credit facility, for the next twelve months.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and operating margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. As an alternative exchange mechanism, we have also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we used a legal parallel market mechanism for currency exchanges until this less favorable parallel market was discontinued in May 2010.

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

Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented less than 2%, 4% and 4% of the our consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively, and its total assets represented less than 3% and 6% of our consolidated total assets as of December 31, 2010 and 2009, respectively.

Pre-Highly Inflationary Economy in Venezuela and Herbalife Venezuela’s Cash and Cash Equivalents at December 31, 2009

During the fourth quarter of 2009, due to the currency restrictions in obtaining U.S. dollars at the official currency exchange rate and in order to mitigate the Company’s currency exchange risk in Venezuela, Herbalife Venezuela entered into a series of parallel market transactions and exchanged 105.0 million Bolivars for approximately $19.5 million U.S. dollars at an average rate of approximately 5.4 Bolivars per U.S. dollar. Also, during the fourth quarter of 2009, Herbalife Venezuela settled $13.6 million of its U.S. dollar denominated non-CADIVI registered intercompany shipment payables that were initially recorded and then subsequently remeasured at the parallel market exchange rate. Therefore, the settlement of these intercompany shipment payables did not result in any net foreign exchange gains or losses recorded in our accompanying consolidated statement of income for the year ended December 31, 2009. Incremental costs of $18.8 million, related to the importation of products into Venezuela at the unfavorable parallel market exchange rate, were recorded in costs of sales in our consolidated statement of income for the year ended December 31, 2009.

As of December 31, 2009, Herbalife Venezuela’s $5.9 million U.S. dollar cash and cash equivalents residing in its U.S. dollar bank account were remeasured to Bolivars at the parallel market exchange rate of approximately 5.9 Bolivars per U.S. dollar. These remeasured cash and cash equivalents were translated at the official rate of 2.15 Bolivars per U.S. dollar and reported as $15.8 million in the Company’s consolidated balance sheet at December 31, 2009. Based on our specific facts and circumstances, U.S. GAAP required us to use the dividend remittance rate (the official exchange rate) for translation purposes and the parallel market exchange rate (the applicable rate at which a particular transaction could be settled), for certain remeasurement purposes. Due to the difference between the remeasurement rate and translation rate, the cash and cash equivalents relating to Herbalife Venezuela reported on our consolidated balance sheet at December 31, 2009, was $9.9 million greater than the U.S. dollar amount residing in Herbalife Venezuela’s U.S. dollar bank account and therefore did not necessarily reflect the true purchasing power of the reported U.S. dollar cash and cash equivalents. At December 31, 2009, Herbalife Venezuela reported cash and cash equivalents of approximately $34.2 million, of which $15.8 million was denominated in U.S. dollars and $18.4 million was denominated in Bolivars. The cash and cash equivalents were translated into our consolidated financial statements at the official exchange rate, which was the rate applicable for dividend remittance.

Highly Inflationary Economy and Accounting in Venezuela

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

Based on relevant facts and circumstances at the applicable times, under the highly inflationary basis of accounting, we used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, we remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate, which resulted in us recording a non-tax deductible foreign exchange loss of $15.1 million. This charge included the $9.9 million foreign exchange loss relating to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported in our consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on our consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to our 2009 imported products recorded at the parallel market exchange rate negatively impacted our consolidated earnings for the year ended December 31, 2010 by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is not tax deductible. See Note 12, Income Taxes in our notes to consolidated financial statements, for additional discussion on the income tax impact related to Venezuela becoming highly inflationary.

Official Exchange Rate Devaluations in Venezuela in 2010

In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.3 Bolivars per U.S. dollar for non-essential items and 2.6 Bolivars per U.S. dollar for essential items. Our imports fall into both classifications. During 2010, because we used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010 and then used the SITME rate thereafter, any U.S. dollars obtained from CADIVI at the official rate had a positive impact on our consolidated net earnings. Specifically, we recorded $5.8 million of foreign exchange gains to selling, general and administrative expenses within our accompanying consolidated statement of income for the year ended December 31, 2010, as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates are not available to pay for these U.S. imports. As of December 31, 2010, Herbalife Venezuela also has an outstanding intercompany dividend payable to our Company of $2.5 million, which was declared in December 2008 and registered with CADIVI. The request to obtain U.S. dollars at the official rate to settle the outstanding intercompany dividend payable is pending CADIVI’s approval. Also, at December 31, 2010, Herbalife Venezuela had outstanding intercompany shipment payable balances of $2.6 million, primarily relating to 2010, which are registered with CADIVI and are pending CADIVI’s approval.

In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar will be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar will be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our consolidated financial statements. At December 31, 2010, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes. We expect that any U.S. dollars obtained from CADIVI at the official exchange rate of 4.3 Bolivars per U.S. dollar will have a positive impact on our consolidated net earnings, and the impact of any U.S. dollars obtained from the Venezuelan government and PDVSA bond offerings on our consolidated earnings will depend on the prevailing exchange rates during those periods.

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities

During the second quarter of 2010, we recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within the Company’s consolidated statement of income, as a result of remeasuring Herbalife Venezuela’s Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate during the second quarter of 2010. During the third quarter of 2010 and thereafter, we continued to use the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. As of December 31, 2010, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $19.4 million which included Bolivar denominated cash and cash equivalents approximating $24.6 million, and were all remeasured at the new regulated rate under the SITME, except for the $2.5 million intercompany dividend which was remeasured at the CADIVI official rate. While we continue to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on our accompanying consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars we could ultimately realize.

Consolidation of Herbalife Venezuela

We plan to continue our operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, we continue to consolidate Herbalife Venezuela in our accompanying consolidated financial statements for U.S. GAAP purposes. Substantially all of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate.

Although there are delays in the CADIVI approval process, when applicable, we plan to continue applying to CADIVI to obtain the official rate relating to the importation of the Company’s products. In addition, we plan to utilize the SITME market to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government and PDVSA bond offerings when they are made available. Our ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela. See Subsequent Events, within this section for further discussion on Herbalife Venezuela.

Quarterly Results of Operations

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands except per share data)

Operations:
Net sales	$738,356	$688,431	$688,806	$618,633	$630,871	$600,218	$571,805	$521,683
Cost of sales	148,513	133,265	136,561	140,472	136,515	131,777	122,442	102,400

Gross profit	589,843	555,166	552,245	478,161	494,356	468,441	449,363	419,283
Royalty overrides	244,088	224,061	224,780	207,319	204,580	194,639	186,750	175,532
Selling, general and administrative expenses	239,512	230,150	211,110	206,883	205,691	195,968	190,794	181,458

Operating income	106,243	100,955	116,355	63,959	84,085	77,834	71,819	62,293
Interest expense, net	1,126	2,192	2,146	1,953	1,016	1,037	1,338	1,712

Income before income taxes	105,117	98,763	114,209	62,006	83,069	76,797	70,481	60,581
Income taxes	24,127	23,024	32,276	10,135	27,413	18,902	22,228	19,039

Net income	$80,990	$75,739	$81,933	$51,871	$55,656	$57,895	$48,253	$41,542

Earnings per share
Basic	$1.37	$1.28	$1.38	$0.86	$0.92	$0.95	$0.78	$0.68
Diluted	$1.31	$1.22	$1.32	$0.83	$0.88	$0.91	$0.77	$0.67
Weighted average shares outstanding
Basic	59,082	59,221	59,527	60,160	60,492	61,234	61,642	61,510
Diluted	62,058	61,946	62,103	62,672	63,004	63,397	62,929	61,614

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $93 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. In connection with the appeal of the assessment, the Company may be required to post bonds for some or all of the assessed amount. Therefore, in July 2010, the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s existing credit facility. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome in respect to this assessment or any additional assessments that may be issued for these or other periods. The Company believes that it has meritorious defenses and is vigorously pursuing the appeal, but final resolution of this matter could take several years.

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

Subsequent Events

On February 18, 2011, our Board of Directors approved a two-for-one split of our common shares, subject to approval by our shareholders at our upcoming Annual General Meeting of Shareholders to be held on April 28, 2011. If approved by our shareholders, one additional common share will be distributed to our shareholders on or around May 17, 2011, for each common share held on May 10, 2011. The stock split will not be effective unless approved by our shareholders at the meeting.

On February 22, 2011, we announced that our Board of Directors approved a quarterly cash dividend of $0.25 per common share, for the fourth quarter of 2010, to shareholders of record as of the close of business on March 8, 2011, payable on March 22, 2011.

In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars from a PDVSA bond offering for 86 million Bolivars and then immediately sold the bonds for U.S. dollars at an expected average effective rate of 5.7 Bolivars per U.S. dollar. These 86 million Bolivars were remeasured at the SITME rate of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on our consolidated balance sheet at December 31, 2010. We expect to receive approximately $15 million U.S. dollars in late February or early March 2011 as a result of this conversion and final settlement. This conversion is expected to result in us recording a net pre-tax loss of approximately $1.3 million U.S. dollars in our 2011 consolidated statement of income and will be reflected in our consolidated financial statements at March 31, 2011 and for the quarter ending March 31, 2011.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of December 31, 2010, we sold products in 74 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

Revenue is recognized when products are shipped and title and risk of loss passes to the independent distributor or importer or as products are sold in our retail stores in China. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as “distributor allowances”, and amounts billed for shipping and handling costs. We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when revenue is recognized.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.4%, 0.5% and 0.8% of retail sales for the years ended December 31, 2010, 2009, and 2008, respectively.

We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $9.4 million and $9.3 million as of December 31, 2010, and December 31, 2009, respectively.

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

Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations, or ASC 805. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of December 31, 2010 and 2009, we had goodwill of approximately $102.9 million, and $102.5 million, respectively, and marketing related intangible assets of approximately $310.0 million for both periods. No marketing related intangibles or goodwill impairment was recorded during years ended December 31, 2010, 2009 and 2008.

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

We account for share-based compensation in accordance with the FASB ASC Topic 718, Compensation-Stock Compensation, or ASC 718. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating our stock price volatility and employee stock award exercise behaviors. Our expected volatility is based upon the historical volatility of our common shares and, due to the limited period of public trading data for our common shares, it is also validated against the volatility of a company peer group. The expected life of awards is based on the simple average of the average vesting period and the life of the award, or the simplified method. As share-based compensation expense recognized in the Statements of Income is based on awards ultimately expected to vest, the amount of expense has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures differ from estimates, additional expense or reversal of previous expense are recorded. Forfeitures were estimated based on historical experience.

We account for foreign currency transactions in accordance with ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

New Accounting Pronouncements

In December 2010, the FASB, issued Accounting Standards Update, or ASU, 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force). ASU 2010-28 provides amendments to Accounting Standards Codification, or ASC, Topic 350, Intangibles — Goodwill and Other. Pursuant to ASU 2010-28, if any entity during Step 1 of a goodwill impairment test determines reporting units with zero or negative carrying amounts, then they should perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in ASC Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, goodwill impairments may be reported sooner or more often compared to current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. We do not expect that the adoption of ASU 2010-28 will have a material impact on our consolidated financial statements.

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

We apply FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statements of income when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the recent significant volatility in the foreign exchange market, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange market and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees as discussed below in this section, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC Topic 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of December 31, 2010 and 2009, the aggregate notional amounts of these contracts outstanding were approximately $32.1 million and $66.8 million, respectively. At December 31, 2010, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2010, we recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2009, we recorded assets at fair value of $2.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the years ended December 31, 2010 and 2009, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the majority of our outstanding foreign currency forward contracts had maturity dates of less than one year with the majority of freestanding derivatives expiring within three months.

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2010 and 2009:

	Average	Original	Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)

At December 31, 2010
Buy BRL sell USD	1.68	$7.6	$0.1
Buy EUR sell ARS	5.27	1.3	—
Buy EUR sell JPY	113.89	1.2	(0.1)
Buy EUR sell MXN	16.58	35.5	—
Buy EUR sell RUB	40.99	1.8	—
Buy EUR sell USD	1.34	101.4	0.1
Buy INR sell USD	44.81	4.5	—
Buy JPY sell EUR	111.90	1.2	—
Buy JPY sell USD	82.57	19.4	0.4
Buy KRW sell USD	1,146.51	21.0	0.4
Buy MXN sell EUR	16.45	8.0	—
Buy MXN sell USD	12.37	4.5	—
Buy MYR sell USD	3.10	12.2	0.1
Buy PEN sell USD	2.80	10.3	—
Buy PHP sell USD	43.89	0.1	—
Buy TWD sell USD	29.17	2.6	—
Buy USD sell BRL	1.72	14.9	(0.5)
Buy USD sell COP	1,917.51	4.3	—
Buy USD sell EUR	1.32	74.3	(1.0)
Buy USD sell GBP	1.56	4.0	—
Buy USD sell INR	45.78	8.7	(0.2)
Buy USD sell JPY	81.59	9.8	(0.1)
Buy USD sell KRW	1,138.90	4.9	(0.1)
Buy USD sell MXN	12.45	4.9	—
Buy USD sell PEN	2.81	5.2	—
Buy USD sell PHP	44.11	2.8	—
Buy USD sell RUB	31.48	1.3	—

Total forward contracts		$367.7	$(0.9)

	Average	Original	Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)

At December 31, 2009
Buy EUR sell MXN	19.67	$32.6	$(1.6)
Buy JPN sell USD	90.60	16.9	(0.5)
Buy USD sell EUR	1.48	77.2	2.6
Buy CLP sell USD	523.79	5.3	0.2
Buy USD sell CLP	509.40	2.9	—
Buy HKD sell USD	7.75	6.5	—
Buy JPY sell EUR	131.55	3.3	—
Buy EUR sell JPY	131.59	3.3	—
Buy USD sell BRL	1.78	7.3	(0.1)
Buy USD sell ZAR	7.86	1.3	(0.1)
Buy ZAR sell USD	7.49	1.3	—
Buy USD sell PHP	47.49	6.3	(0.1)
Buy USD sell KRW	1,181.27	1.9	—
Buy USD sell INR	46.72	3.0	—
Buy USD sell COP	1,983.88	3.5	0.1
Buy EUR sell USD	1.43	45.2	—
Buy EUR sell HKD	11.26	2.6	—
Buy MXN sell USD	13.19	8.5	—
Buy GBP sell USD	1.63	5.7	—
Buy USD sell RUB	29.78	1.3	—
Buy COP sell USD	2,053.31	4.2	—
Buy KRW sell USD	1,167.38	1.9	—
Buy BRL sell USD	1.78	0.6	—
Buy EUR sell GBP	0.89	3.3	—
Buy MXN sell EUR	18.81	7.0	—
Buy PHP sell USD	46.47	3.2	—
Buy RUB sell USD	30.25	0.3	—
Buy USD sell MXN	13.15	1.7	—
Buy USD sell JPN	92.46	7.9	0.1

Total forward contracts		$266.0	$0.6

As of December 31, 2010 and 2009 we did not have any outstanding foreign currency option contracts.

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2010 and December 31, 2009, the total amount of our foreign subsidiary cash was $188.2 million and $149.6 million, respectively, of which $5.8 million and $11.9 million, respectively, was invested in U.S. dollars.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. As an alternative exchange mechanism, we have also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we used a legal but less favorable parallel market mechanism for currency exchange. In May 2010, this less favorable parallel market was discontinued.

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

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.3 Bolivars per U.S. dollar for non-essential items and 2.6 Bolivars per U.S. dollar for essential items. Our imports fall into both classifications.

In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar will be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar will be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact to our consolidated financial statements. At December 31, 2010, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes. We expect that any U.S. dollars obtained from CADIVI at the official exchange rate will have a positive impact on our consolidated net earnings, and the impact of any U.S. dollars obtained from the Venezuelan government and PDVSA bond offerings on our consolidated earnings will depend on the prevailing exchange rates during those periods. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of December 31, 2010, the aggregate annual maturities of our senior secured credit facility were expected to be: 2011-$1.5 million; 2012-$32.5 million; and 2013-$140.9 million. The fair value of our senior secured credit facility approximates its carrying value of $174.9 million as of December 31, 2010 and $236.4 million as of December 31, 2009. Our senior secured credit facility bears a variable interest rate, and on December 31, 2010 and 2009, the weighted average interest rate was 1.75% and 1.66%, respectively.

Under our senior secured credit facility, we were obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, we entered into an interest rate swap agreement. This agreement provided for us to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount was scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007 throughout the term of the swap. The swap had been designated as a cash flow hedge against the variability in LIBOR interest rate on our term loan at LIBOR plus 1.50%, thereby fixing our effective rate on the notional amounts at 6.76%. In September 2009, the interest swap expired and was consequently settled. As of December 31, 2009, there were no amounts remaining in other comprehensive income relating to this expired interest swap and the swap had no value.

On June 26, 2009, we entered into an interest rate swap agreement, with an effective date of June 30, 2009, which expired on September 30, 2009. The swap notional amount was $20 million, where we paid three month LIBOR and received one month LIBOR plus 0.185%. During September 2009, the interest rate swap agreement expired and all outstanding amounts were settled. We elected not to apply hedge accounting for this interest rate swap.

During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements, collectively, provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. The swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on our term loan at LIBOR plus 1.50%, thereby fixing our weighted average effective rate on the notional amounts at 4.28%. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2010 the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of December 31, 2010, and December 31, 2009, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $6.6 million and $2.6 million, respectively.

Our exposure to interest rate volatility risk relating to our senior secured credit facility is partially mitigated by our interest rate swaps. Based on the outstanding balances of our senior secured credit facility and our interest rate swaps at December 31, 2010, a hypothetical 50-basis-point change, in interest rates prevailing at that date, sustained for one year, would not represent a material potential net change in fair value, earnings, or cash flows.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Herbalife Ltd.:

We have audited Herbalife Ltd. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Herbalife Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Los Angeles, California
February 22, 2011

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2010.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K, or incorporated herein by reference:

1. Financial Statements.  The following financial statements of Herbalife Ltd. are filed as part of this Annual Report on Form 10-K on the pages indicated:

2. Financial Statement Schedules.  Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.

3. Exhibits.  The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit
Number		Description	Reference

3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10	.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10	.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.4		Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10	.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.6		Trust Agreement for Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10	.7#	Herbalife 2001 Executive Retention Plan, effective March 15, 2001	(a)
10.8		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.9		Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

Exhibit
Number		Description	Reference

10	.10#	Independent Director’s Stock Option Plan of WH Holdings (Cayman Islands) Ltd.	(a)
10	.11#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10	.12#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10	.13#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10	.14#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10	.15#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.16		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.17		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.18		Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.19		Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)
10.20		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10	.21#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.22		Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)
10	.23#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10	.24#	Form of Stock Bonus Award Agreement	(e)
10	.25#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(v)
10	.26#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(v)
10	.27#	Independent Directors Stock Unit Award Agreement	(f)
10	.28#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)
10	.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)
10	.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10	.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(i)
10	.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(i)
10	.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(j)
10	.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(j)

Exhibit
Number		Description	Reference

10.35		Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(k)
10.36		Form of Security Agreement, dated as of July 21, 2006, by and among Herbalife International, Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(k)
10	.37#	Stock Unit Agreement by and between Herbalife Ltd. and Brett R. Chapman dated October 10, 2006	(l)
10	.38#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated September 1, 2004	(l)
10	.39#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated December 1, 2004	(l)
10	.40#	Amendment dated October 10, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Brett R. Chapman dated April 27, 2005	(l)
10	.41#	Stock Unit Agreement by and between Herbalife Ltd. and Richard P. Goudis dated October 24, 2006	(m)
10	.42#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(m)
10	.43#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(m)
10	.44#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(m)
10	.45#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(m)
10	.46#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(n)
10	.47#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n)
10	.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)
10	.49#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)
10	.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)
10	.51#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n)
10.52		First Amendment dated June 21, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(o)

Exhibit
Number		Description	Reference

10.53		Second Amendment dated September 17, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(o)
10.54		Third Amendment dated November 30, 2007, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10	.55#	Herbalife Ltd. Employee Stock Purchase Plan	(p)
10.56		Fourth Amendment dated February 21, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(p)
10	.57#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(q)
10	.58#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)
10	.59#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)
10	.60#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(q)
10.61		Fifth Amendment dated September 25, 2008, to Form of Credit Agreement, dated as of July 21, 2006, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent	(r)
10	.62#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(s)
10	.63#	Form of Independent Directors Stock Appreciation Right Award Agreement	(t)
10	.64#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(t)
10	.65#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(u)
10	.66#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc., dated as of January 1, 2010.	(u)
10	.67#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(v)
10	.68#	Amended and Restated Non-Management Directors Compensation Plan	(v)
10	.69#	Amendment to Form of Non-Employee Directors Stock Appreciation Right Award Agreement	(v)
10	.70#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(w)

Exhibit
Number		Description	Reference

10	.71#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(x)
10	.72#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R.Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(x)
21.1		Subsidiaries of the Registrant	*
23.1		Consent of KPMG LLP — Independent Registered Public Accounting Firm	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer	*
32.2		Section 1350 Certification of Chief Financial Officer	*
101	.INS	XBRL Instance Document	**
101	.SCH	XBRL Taxonomy Extension Schema Document	**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document	**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

**	Furnished, not filed

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on February 28, 2006 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and is incorporated herein by reference.

(g)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on March 29, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on March 31, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on November 13, 2006 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and is incorporated by reference.

(l)	Previously filed on October 12, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on May 29, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on November 6, 2007 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and is incorporated by reference.

(p)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(q)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on November 3, 2008 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and is incorporated by reference.

(s)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(t)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(u)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(v)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(w)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(x)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Herbalife Ltd. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Los Angeles, California
February 22, 2011

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190,550	$150,801
Receivables, net of allowance for doubtful accounts of $3,202 (2010) and $3,982 (2009)	85,612	76,958
Inventories	182,467	145,962
Prepaid expenses and other current assets	93,963	101,181
Deferred income taxes	42,994	38,600

Total current assets	595,586	513,502

Property, plant and equipment — at cost:
Furniture and fixtures	5,409	5,254
Equipment	272,881	266,555
Leasehold improvements	66,049	53,592

	344,339	325,401
Less: accumulated depreciation and amortization	(166,912)	(147,392)

Net property, plant and equipment	177,427	178,009

Deferred compensation plan assets	18,536	17,410
Other assets	25,880	21,306
Deferred financing costs, net of accumulated amortization of $2,279 (2010) and $1,778 (2009)	998	1,498
Marketing related intangibles and other intangible assets, net	310,894	311,782
Goodwill	102,899	102,543

Total assets	$1,232,220	$1,146,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$43,784	$37,330
Royalty overrides	162,141	144,689
Accrued compensation	69,376	65,043
Accrued expenses	141,867	107,943
Current portion of long-term debt	3,120	12,402
Advance sales deposits	35,145	22,261
Income taxes payable	15,383	40,298

Total current liabilities	470,816	429,966
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	175,046	237,931
Deferred compensation plan liability	20,167	16,629
Deferred income taxes	55,572	77,613
Other non-current liabilities	23,407	24,600

Total liabilities	745,008	786,739

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 58.9 million (2010) and 60.2 million (2009) shares outstanding	118	120
Paid-in capital in excess of par value	257,375	222,882
Accumulated other comprehensive loss	(27,285)	(23,396)
Retained earnings	257,004	159,705

Total shareholders’ equity	487,212	359,311

Total liabilities and shareholders’ equity	$1,232,220	$1,146,050

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Product sales	$2,337,493	$1,993,617	$2,032,293
Shipping & handling revenues	396,733	330,960	326,920

Net sales	2,734,226	2,324,577	2,359,213
Cost of sales	558,811	493,134	458,396

Gross profit	2,175,415	1,831,443	1,900,817
Royalty overrides	900,248	761,501	796,718
Selling, general and administrative expenses	887,655	773,911	771,847

Operating income	387,512	296,031	332,252
Interest expense	9,664	9,613	20,115
Interest income	2,247	4,510	6,893

Income before income taxes	380,095	290,928	319,030
Income taxes	89,562	87,582	97,840

NET INCOME	$290,533	$203,346	$221,190

Earnings per share
Basic	$4.88	$3.32	$3.47
Diluted	$4.67	$3.22	$3.36
Weighted average shares outstanding
Basic	59,502	61,221	63,785
Diluted	62,256	63,097	65,769

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

		Paid-in	Accumulated
		Capital in	Other		Total
	Common	Excess of	Comprehensive	Retained	Shareholders’	Comprehensive
	Shares	par Value	Loss	Earnings	Equity	Income
	(In thousands, except per share amounts)

Balance at December 31, 2007	$129	$160,872	$(3,947)	$25,190	$182,244
Issuance of 1.7 million common shares from exercise of stock options, SARs, warrants, employee stock purchase plan, and restricted stock grants	3	19,505			19,508
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		15,289			15,289
Additional capital from share based compensation		17,788			17,788
Repurchases of common shares	(9)	(15,739)		(123,173)	(138,921)
Dividends ($0.80 per share)				(50,700)	(50,700)
Net income				221,190	221,190	$221,190
Foreign currency translation adjustment			(24,770)		(24,770)	(24,770)
Unrealized gain on derivatives, net of income taxes of $205			103		103	103

Total comprehensive income						$196,523

Balance at December 31, 2008	$123	$197,715	$(28,614)	$72,507	$241,731

Issuance of 0.9 million common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	2	7,882			7,884
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		3,587			3,587
Additional capital from share based compensation		20,907			20,907
Repurchases of common shares	(5)	(8,269)		(66,367)	(74,641)
Dividends and dividend equivalents ($0.80 per share)		1,060		(49,781)	(48,721)
Net income				203,346	203,346	$203,346
Foreign currency translation adjustment			5,248		5,248	5,248
Unrealized loss on derivatives, net of income taxes of ($40)			(30)		(30)	(30)

Total comprehensive income						$208,564

Balance at December 31, 2009	$120	$222,882	$(23,396)	$159,705	$359,311

Issuance of 1.7 million common shares from exercise of stock options, SARs and restricted stock grants	4	15,305			15,309
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		16,727			16,727
Additional capital from share based compensation		22,969			22,969
Repurchases of common shares	(6)	(21,088)		(138,914)	(160,008)
Dividends and dividend equivalents ($0.90 per share)		580		(54,320)	(53,740)
Net income				290,533	290,533	$290,533
Foreign currency translation adjustment			583		583	583
Unrealized loss on derivatives, net of income taxes of ($1,222)			(4,472)		(4,472)	(4,472)

Total comprehensive income						$286,644

Balance at December 31, 2010	$118	$257,375	$(27,285)	$257,004	$487,212

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290,533	$203,346	$221,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,621	62,437	48,732
Excess tax benefits from share-based payment arrangements	(16,410)	(3,266)	(14,602)
Share based compensation expenses	22,969	20,907	17,788
Amortization of discount and deferred financing costs	500	491	481
Deferred income taxes	(24,631)	(11,226)	(4,103)
Unrealized foreign exchange transaction loss (gain)	(7,142)	4,809	15,243
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	15,131	—	—
Other	2,527	340	1,963
Changes in operating assets and liabilities:
Receivables	(7,593)	2,361	(18,529)
Inventories	(31,516)	(1,742)	(27,572)
Prepaid expenses and other current assets	10,254	(7,781)	(23,966)
Other assets	(3,485)	2,109	1,800
Accounts payable	6,650	(9,500)	8,922
Royalty overrides	15,732	9,102	13,375
Accrued expenses and accrued compensation	31,092	(3,461)	12,412
Advance sales deposits	12,439	8,779	1,917
Income taxes payable	(8,807)	4,700	24,191
Deferred compensation plan liability	3,538	2,651	(6,254)

NET CASH PROVIDED BY OPERATING ACTIVITIES	380,402	285,056	272,988

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(68,125)	(59,768)	(88,601)
Proceeds from sale of property, plant and equipment	115	102	76
Deferred compensation plan assets	(1,126)	(1,656)	3,561
Acquisition of business	—	(10,000)	—

NET CASH USED IN INVESTING ACTIVITIES	(69,136)	(71,322)	(84,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(53,740)	(48,721)	(50,700)
Borrowings from long-term debt	427,000	211,974	118,000
Principal payments on long-term debt	(499,451)	(313,089)	(167,481)
Increase in deferred financing costs	—	—	(75)
Share repurchases	(160,008)	(74,641)	(138,921)
Excess tax benefits from share-based payment arrangements	16,410	3,266	14,602
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	15,309	7,884	19,508

NET CASH USED IN FINANCING ACTIVITIES	(254,480)	(213,327)	(205,067)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,037)	(453)	(19,517)

NET CHANGE IN CASH AND CASH EQUIVALENTS	39,749	(46)	(36,560)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	150,801	150,847	187,407

CASH AND CASH EQUIVALENTS, END OF YEAR	$190,550	$150,801	$150,847

CASH PAID DURING THE YEAR
Interest paid	$9,295	$10,011	$17,735

Income taxes paid	$111,497	$95,139	$73,939

NON CASH ACTIVITIES
Assets acquired under capital leases and other long-term debt	$576	$388	$36,048

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products through a network of approximately 2.1 million independent distributors, except in China, where the Company currently sells its products through retail stores, sales representatives, sales employees and licensed business providers. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.

2.	Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife and its subsidiaries.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-28, Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force) or ASU 2010-28. ASU 2010-28 provides amendments to Accounting Standards Codification, or ASC, Topic 350, Intangibles — Goodwill and Other. Pursuant to ASU 2010-28, if any entity during Step 1 of a goodwill impairment test determines reporting units with zero or negative carrying amounts exist, then they should perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in ASC Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As a result, goodwill impairments may be reported sooner or more often compared to current practice. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010, with early adoption not permitted. The Company does not expect that the adoption of ASU 2010-28 will have a material impact on the Company’s consolidated financial statements.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Combinations

In December 2007, the FASB issued authoritative guidance relating to Business Combinations that established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. The guidance also modifies the recognition for preacquisition contingencies, such as environmental or legal issues, restructuring plans and acquired research and development value in purchase accounting. The guidance requires the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted the guidance on January 1, 2009, which did not have a material impact on its consolidated financial statements.

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

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $7.3 million, $7.7 million, and $5.7 million, for the years ended December 31, 2010, 2009, and 2008, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela. Herbalife Venezuela’s foreign currency financial statement impact is discussed further below within this Note.

Forward Exchange Contracts, Option Contracts and Interest Rate Swaps

The Company enters into foreign currency derivative instruments such as forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company also enters into interest rate swaps in managing its interest rate risk on its variable rate term loan. The Company does not use the contracts for trading purposes.

In accordance with FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an ongoing basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedged item and underlying transaction impacts earnings. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

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

In May 2010, the FASB issued ASU 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates, or ASU 2010-19, which codifies the SEC staff announcement made at the March 18, 2010, Emerging Issues Task Force meeting. ASU 2010-19 provides the SEC staff’s view on certain foreign currency issues relating to investments in Venezuela. ASU 2010-19 became effective on March 18, 2010. The Company has adopted this guidance. During fiscal year 2009, due to the difference between the foreign currency remeasurement rate and translation rate relating to Herbalife Venezuela, the cash and cash equivalents reported on the Company’s consolidated balance sheet at December 31, 2009, was $9.9 million greater than the U.S. dollar amount residing in Herbalife Venezuela’s U.S. dollar bank account and therefore did not necessarily reflect the true purchasing power of the U.S. dollar cash and cash equivalents. Herbalife Venezuela’s financial statement impact relating to the Company’s reported consolidated cash and cash equivalents and its foreign exchange transactions is discussed further below within this Note.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. The receivables from credit card companies were $51.4 million and $43.4 million as of December 31, 2010 and 2009, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2010 and 2009. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectibility is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its distributors and importers which are not material to its consolidated financial statements. As of December 31, 2010, the majority of the Company’s total outstanding accounts receivable were current.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventories

Inventories are stated at lower of cost (on the first-in, first-out basis) or market. The Company had reserves for obsolete and slow moving inventory totaling $9.4 million and $9.3 million as of December 31, 2010 and 2009, respectively.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized under the effective interest method over the term of the related debt.

Long-Lived Assets

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Depreciation of furniture, fixtures, equipment, and amortization of leasehold improvements totaled $67.7 million, $62.2 million, and $48.7 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the years ended December 31, 2010, 2009 and 2008, there were no goodwill or marketing related intangible asset impairments. At December 31, 2010, 2009 and 2008, the marketing related intangible asset balance was $310.0 million. As of December 31, 2010, 2009, and 2008, the goodwill balance was $102.9 million, $102.5 million, and $110.7 million, respectively. The $0.4 million increase in goodwill in 2010 from 2009 was primarily due to the effect of an adjustment to the fair value of inventory acquired in the Micelle Acquisition. The $8.2 million net decrease in goodwill in 2009 from 2008 was primarily due to a $12.1 million decrease related to a change in deferred tax liability, partially offset by a $3.9 million increase related to the Micelle Acquisition.

Intangible assets with finite lives are amortized over their expected lives, which are two years for product certifications, three years for the distributor network and non-compete agreements, five years for product formulas and seven years for customer relationships. At December 31, 2008, intangible assets with finite lives had been fully amortized. During fiscal year 2009, the Company’s intangible assets with finite lives increased to $1.7 million, net of $0.2 million amortization, due to the Micelle Acquisition. As of December 31, 2010, the Company’s intangible assets with finite lives decreased to $0.8 million. The annual amortization expense for finite life intangibles was $0.9 million, $0.2 million, and zero for the years ended December 31, 2010, 2009, and 2008, respectively. At December 31, 2010, the annual expected amortization expense is as follows: 2011 — $0.4 million; 2012 — $0.2 million; 2013 — $0.1 million; and 2014 — $0.1 million.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company accounts for uncertainty in income taxes in accordance with FASB authoritative guidance which clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 12, Income Taxes, for further discussion on income taxes.

Royalty Overrides

An independent distributor may earn commissions, called royalty overrides or production bonuses, based on retail volume. Such commissions are based on the retail sales volume of certain other members of the independent sales force who are sponsored by the distributor. In addition, such commissions are recorded when the products are shipped and revenue is recognized. Non-U.S. royalty checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has estimated this period of certainty to be three years worldwide.

Comprehensive Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and the effective portion of the unrealized gains or losses on derivatives. Comprehensive income is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31,
	2010	2009	2008

Foreign currency translation adjustment	$(21,852)	$(22,435)	$(27,683)
Unrealized loss on derivatives, net of tax	(5,433)	(961)	(931)

Total accumulated other comprehensive income (loss)	$(27,285)	$(23,396)	$(28,614)

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2010	2009	2008

Weighted average shares used in basic computations	59,502	61,221	63,785
Dilutive effect of exercise of equity grants outstanding	2,538	1,734	1,803
Dilutive effect of warrants(1)	216	142	181

Weighted average shares used in diluted computations	62,256	63,097	65,769

(1)	At December 31, 2010, the Company had 0.5 million warrants outstanding, with an exercise price of $15.50, which will expire on December 1, 2014.

There were an aggregate of 0.8 million, 2.8 million and 2.3 million of equity grants, consisting of stock options, stock appreciation rights, and stock units, that were outstanding during the years ended December 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

Revenue Recognition

Revenue is recognized when products are shipped and title and risk of loss passes to the independent distributor or importer. Sales are recognized on a net sales basis, which reflects product returns, net of discounts referred to as “distributor allowances,” and amounts billed for shipping and handling costs. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Related royalty overrides are recorded when revenue is recognized.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, the Company has made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. As an alternative exchange mechanism, the Company has also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where the Company effectively purchased bonds with its Bolivars and then sold the bonds for U.S. dollars. In other instances, the Company used a legal parallel market mechanism for currency exchanges until this less favorable parallel market was discontinued in May 2010.

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

Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented less than 2%, 4% and 4% of the Company’s consolidated net sales for the years ended December 31, 2010, 2009 and 2008, respectively, and its total assets represented less than 3% and 6% of the Company’s consolidated total assets as of December 31, 2010 and 2009, respectively.

Pre-Highly Inflationary Economy in Venezuela and Herbalife Venezuela’s Cash and Cash Equivalents at December 31, 2009

During the fourth quarter of 2009, due to the currency restrictions in obtaining U.S. dollars at the official currency exchange rate and in order to mitigate the Company’s currency exchange risk in Venezuela, Herbalife Venezuela entered into a series of parallel market transactions and exchanged 105.0 million Bolivars for approximately $19.5 million U.S. dollars at an average rate of approximately 5.4 Bolivars per U.S. dollar. Also, during the fourth quarter of 2009, Herbalife Venezuela settled $13.6 million of its U.S. dollar denominated non-CADIVI registered intercompany shipment payables that were initially recorded and then subsequently remeasured at the parallel market exchange rate. Therefore, the settlement of these intercompany shipment payables did not result in any net foreign exchange gains or losses recorded in the accompanying consolidated statement of income for the year ended December 31, 2009. Incremental costs of $18.8 million, related to the importation of products into Venezuela at the unfavorable parallel market exchange rate, were recorded in costs of sales in the Company’s consolidated statement of income for the year ended December 31, 2009.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, Herbalife Venezuela’s $5.9 million U.S. dollar cash and cash equivalents residing in its U.S. dollar bank account were remeasured to Bolivars at the parallel market exchange rate of approximately 5.9 Bolivars per U.S. dollar. These remeasured cash and cash equivalents were translated at the official rate of 2.15 Bolivars per U.S. dollar and reported as $15.8 million in the Company’s consolidated balance sheet at December 31, 2009. Based on the Company’s specific facts and circumstances, U.S. GAAP required the Company to use the dividend remittance rate (the official exchange rate) for translation purposes and the parallel market exchange rate (the applicable rate at which a particular transaction could be settled), for certain remeasurement purposes. Due to the difference between the remeasurement rate and translation rate, the cash and cash equivalents relating to Herbalife Venezuela reported on the Company’s consolidated balance sheet at December 31, 2009, was $9.9 million greater than the U.S. dollar amount residing in Herbalife Venezuela’s U.S. dollar bank account and therefore did not necessarily reflect the true purchasing power of the reported U.S. dollar cash and cash equivalents. At December 31, 2009, Herbalife Venezuela reported cash and cash equivalents of approximately $34.2 million, of which $15.8 million was denominated in U.S. dollars and $18.4 million was denominated in Bolivars. The cash and cash equivalents were translated into the consolidated financial statements at the official exchange rate, which was the rate applicable for dividend remittance.

Highly Inflationary Economy and Accounting in Venezuela

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

Based on relevant facts and circumstances at the applicable times, under the highly inflationary basis of accounting, the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, the Company remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate, which resulted in the Company recording a non-tax deductible foreign exchange loss of $15.1 million. This charge included the $9.9 million foreign exchange loss relating to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported in the Company’s consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, was reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on the Company’s consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the Company’s 2009 imported products recorded at the parallel market exchange rate negatively impacted the Company’s consolidated statement of income for the year ended December 31, 2010 by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is not tax deductible. See Note 12, Income Taxes, for additional discussion on the income tax impact related to Venezuela becoming a highly inflationary economy.

Official Exchange Rate Devaluations in Venezuela in 2010

In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.3 Bolivars per U.S. dollar for non-essential items and 2.6 Bolivars per U.S. dollar for essential items. The Company’s imports fall into both classifications. During 2010, because the Company used the parallel market

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010 and then used the SITME rate thereafter, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to the Company’s consolidated net earnings. Specifically, the Company recorded $5.8 million of foreign exchange gains to selling, general and administrative expenses within the Company’s consolidated statement of income for the year ended December 31, 2010, as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates are not available to pay for these U.S. imports. As of December 31, 2010, Herbalife Venezuela also has an outstanding intercompany dividend payable to the Company of $2.5 million, which was declared in December 2008 and registered with CADIVI. The request to obtain U.S. dollars at the official rate to settle the outstanding intercompany dividend payable is pending CADIVI’s approval. Also, at December 31, 2010, Herbalife Venezuela had outstanding intercompany shipment payable balances of $2.6 million, primarily relating to 2010, which are registered with CADIVI and are pending CADIVI’s approval.

In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar will be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar will be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on the Company’s consolidated financial statements. At December 31, 2010, the Company used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes.

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities

During the second quarter of 2010, the Company recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within the Company’s consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate during the second quarter of 2010. During the third quarter of 2010 and thereafter, the Company continued to use the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. As of December 31, 2010, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $19.4 million which included Bolivar denominated cash and cash equivalents approximating $24.6 million, and were all remeasured at the new regulated rate under the SITME, except for the $2.5 million intercompany dividend which was remeasured at the CADIVI official rate. While the Company continues to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize.

Consolidation of Herbalife Venezuela

The Company plans to continue its operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements for U.S. GAAP purposes. Substantially all of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate. See Note 15, Subsequent Events, for further information on Herbalife Venezuela.

3.	Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2010	2009

Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$159.4	$123.6
Outer Nutrition	9.7	11.4
Literature, Promotional and Others	13.4	11.0

Total	$182.5	$146.0

The following are the major classes of inventory (in millions):

	December 31,
	2010	2009

Raw materials	$13.7	$5.5
Work in process	0.6	0.1
Finished goods	168.2	140.4

Total	$182.5	$146.0

Total inventories are presented net of the reserves for obsolete and slow moving inventory of $9.4 million and $9.3 million at December 31, 2010 and 2009, respectively.

4.	Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2010	2009

Borrowings under senior credit facility	$174.9	$236.4
Capital leases	2.9	4.8
Other debt	0.3	9.1

	178.1	250.3
Less: current portion	3.1	12.4

Long-term portion	$175.0	$237.9

Interest expense was $9.7 million, $9.6 million, and $20.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in its share repurchase program. See Note 8, Shareholders’ Equity, for further discussion of the share repurchase program and the share repurchase amounts during the years ended December 31, 2010, 2009 and

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. The term loan bears interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%, and matures on July 21, 2013. The revolving credit facility bears interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%, and is available until July 21, 2012. On December 31, 2010, and December 31, 2009, the weighted average interest rate for the senior secured credit facility was 1.75% and 1.66%, respectively. The Company incurred approximately $2.3 million of debt issuance costs in connection with entering into the senior secured credit facility in July 2006, which are being amortized over the term of the senior secured credit facility. The fair value of the Company’s senior secured credit facility approximates its carrying value.

The senior secured credit facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the senior secured credit facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2010 and 2009, the Company was compliant with its debt covenants.

As of December 31, 2010, the Company was obligated to pay approximately $0.4 million of the term loan every quarter until June 30, 2013, and the remaining principal on July 21, 2013. As of December 31, 2010 and 2009, the amounts outstanding under the term loan were $143.9 million and $145.4 million, respectively.

During 2010, the Company borrowed an aggregate amount of $427.0 million and paid a total amount of $487.0 million of the revolving credit facility. During 2009, the Company borrowed an aggregate amount of $212.0 million and paid a total amount of $298.7 million of the revolving credit facility. During 2008, the Company borrowed an aggregate amount of $118.0 million and paid a total amount of $149.0 million of the revolving credit facility. As of December 31, 2010 and 2009, the amounts outstanding under the revolving credit facility were $31.0 million and $91.0 million, respectively.

Annual scheduled principal payments under the Company’s senior credit facility are: $1.5 million, $32.5 million, and $140.9 million for the years ended December 31, 2011, 2012 and 2013, respectively. See Note 5, Lease obligations, for payments due under capital leases and operating leases.

5.	Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2020. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2010, were as follows (in millions):

	Operating	Capital

2011	$39.0	$1.6
2012	32.2	1.5
2013	26.0	—
2014	21.4	—
2015	18.2	—
Thereafter	24.7	—

Total	$161.5	3.1

Less: amounts included above representing interest		(0.2)

Present value of net minimum lease payments		$2.9

Rental expense for the years ended December 31, 2010, 2009 and 2008, was $43.5 million, $39.7 million, and $40.8 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment under capital leases is included in property, plant and equipment on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2010	2009

Equipment	$10.7	$15.8
Less: accumulated depreciation	(8.8)	(12.2)

Total	$1.9	$3.6

6.	Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. Prior to January 1, 2009, employees could elect to contribute between 2% to 17% of their compensation, and the Company would make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants’ earnings. Participants partially vested in the Company contributions after one year and fully vested after five years. Effective January 1, 2009, the Company amended its profit sharing plan. Starting January 1, 2009, employees may elect to contribute up to 75% of their compensation; however, contributions are limited to a maximum annual amount as set periodically by the Code. The Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings up to the first 1%, and then make matching contributions in an amount equal to 50% of one dollar for each dollar on the subsequent 5% of deferred earnings. The contributions become fully vested after two years. The Company contributed $2.3 million, $2.2 million, and $2.0 million, to its profit sharing plan during the years ended December 31, 2010, 2009, and 2008, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The deferred compensation plans allow eligible employees to elect annually to defer up to 75% of their base annual salary and up to 100% of their annual bonus for each calendar year, or the Annual Deferral Amount. The Company makes matching contributions on behalf of each participant in the Senior Executive Deferred Compensation Plan. The Senior Executive Deferred Compensation Plan provides that the amount of the matching contributions is to be determined by the Company at its discretion. For 2009 and 2008, the matching contribution was 3% of a participant’s base salary. In 2010, the Company’s matching contribution was increased to 3.5% to align with the 401(k) retirement plan match.

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

The total deferred compensation of the two non-qualified deferred compensation plans, net of participant contributions, was an expense of $2.1 million and $2.6 million for the years ended December 31, 2010 and 2009, respectively, and a benefit of $4.5 million for the year ended December 31, 2008. The total long-term deferred compensation liability under the two deferred compensation plans was $20.2 million and $16.6 million at December 31, 2010 and 2009, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $18.5 million and $17.4 million as of December 31, 2010 and 2009, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $93 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. In connection with the appeal of the assessment, the Company may be required to post bonds for some or all of the assessed amount. Therefore, in July 2010, the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s existing credit facility. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome in respect to this assessment or any additional assessments

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that may be issued for these or other periods. The Company believes that it has meritorious defenses and is vigorously pursuing the appeal, but final resolution of this matter could take several years.

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

8.	Shareholders’ equity

The Company had 58.9 million, 60.2 million, and 61.4 million common shares outstanding at December 31, 2010, 2009 and 2008, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2010. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by its credit agreement, cash requirements, future prospects and other factors deemed relevant by its board of directors. The senior credit facility, entered into on July 21, 2006, as amended, permits payments of dividends as long as no default or event of default exists and the sum of the amounts paid with respect to dividends and share repurchases does not exceed the sum of $450.0 million plus 75% of cumulative consolidated net income from the first quarter of 2007 to the last day of the quarter most recently ended prior to the date of the dividend.

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.20 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company’s board of directors approved an increase in the quarterly cash dividend to $0.25 per common share, an increase of $0.05 per common share from prior quarters. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2010, 2009, and 2008, was approximately $53.7 million, $48.7 million, and $50.7 million, respectively.

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

On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management as market conditions warrant. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program from April 2011 to December 2014. As of December 31, 2010, the remaining authorized capacity under the Company’s share repurchase program was approximately $776.7 million.

During the year ended December 31, 2010, the Company repurchased 2.9 million of its common shares through open market purchases at an aggregate cost of approximately $150.1 million or an average cost of $52.25 per share. During the year ended December 31, 2009, the Company repurchased 2.0 million of its common shares through open market purchases at an aggregate cost of approximately $73.2 million or an average cost of $36.60 per share. During the year ended December 31, 2008, the Company repurchased approximately 4.6 million of common shares through open market purchases at an aggregate cost of $137.0 million, or an average cost of $29.60 per share.

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

The Company has five share-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provides for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provides for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 4,000,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units. At December 31, 2010 an aggregate of approximately 0.9 million common shares remain available for future issuance under the share-based compensation plans.

The Company’s share-based compensation plans provide for grants of stock options, stock appreciation rights, or SARS, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period beginning on the grant date, and certain stock option grants vest over a period of less than five years. Certain SARS vest quarterly over a five-year period beginning on the grant date. Other SARS vest annually over a three-year period. The contractual term of stock options and SARS is ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In January 2009, the Company amended the Independent Directors Plan to comply with newly issued Code Section 457A to eliminate the deferral election and to move to SARS from stock units. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10%

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the fourth year. In February 2009, the Company granted stock units and SARS to certain employees subject to continued service, one-third of which vest on the third anniversary of the date of grant, one-third of which vest on the fourth anniversary of the date of grant, and the remaining one-third of which vest on the fifth anniversary of the date of grant. In 2010, the Company granted other stock units to certain key employees subject to continued service, one half of which vest on the first anniversary of the date of the grant, and the remaining half of which vest on the second anniversary of the date of the grant. Awards can be subject to market and service conditions, or market condition awards, or to only continued service with the Company, or service condition awards. All awards granted by the Company are either market condition awards or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2010 include stock options, SARS, and stock units.

In March 2008, the Company granted SARS with market conditions to its Chairman and Chief Executive Officer, which will fully vest at the end of four years subject to his continued employment through that date and the achievement of certain conditions related to the market value of the Company’s common shares. The market conditions include targets for stock price appreciation of both a 10% and a 15% compound annual growth rate.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted on or after January 1, 2006, the compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2010, 2009, and 2008, share-based compensation expense, relating to service condition awards, amounted to $20.0 million, $18.4 million, and $15.9 million, respectively. For the years ended December 31, 2010, 2009 and 2008, share-based compensation expense, relating to market condition awards, amounted to $3.0 million, $2.7 million and $1.9 million, respectively. For the years ended December 31, 2010, 2009, and 2008, the related income tax benefits recognized in earnings for all awards amounted to $7.4 million, $7.9 million, and $6.7 million, respectively.

As of December 31, 2010, the total unrecognized compensation cost related to non-vested service condition stock awards was $25.9 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years. As of December 31, 2010, the total unrecognized compensation cost related to non-vested market condition stock awards was $3.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

For the years ended December 31, 2010, 2009, and 2008, excess tax benefits of $16.7 million, $3.6 million, and $15.3 million, respectively, were generated from exercises of awards.

Stock units are valued at the market value on the date of grant. The fair value of all SARS and stock options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model and Monte Carlo lattice model, respectively. The expected term of the SARS and stock options are based on the simple average of the average vesting period and the life of the award, or the simplified method, because of the limited historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the SARS and stock options are based upon the historical volatility of the Company’s common shares and it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the SARS and stock options. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no stock options granted during the years ended December 31, 2010, 2009 and 2008. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2010, 2009 and 2008:

	SARS			Independent Director’s SARS
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008

Expected volatility	48.3%	48.5%	39.5%	48.2%	48.6%	—
Dividends yield	1.8%	5.7%	2.0%	1.7%	5.8%	—
Expected term	6.4 years	6.5 years	6.2 years	3.8 years	3.8 years	—
Risk-free interest rate	2.4%	2.3%	2.6%	1.3%	1.4%	—

There were no market condition awards granted during the years ended December 31, 2010 and 2009. For market condition awards granted during the year ended December 31, 2008, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

SARS
Year Ended
December 31,
2008

Expected volatility	38.5%
Dividends yield	1.6%
Expected term	5.5 years
Risk-free interest rate	2.6%

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
Stock Options & SARS	Awards	Exercise Price	Contractual Term	Value(1)
	(In thousands)			(In millions)

Outstanding at December 31, 2009	7,372	$24.84	5.9 years	$123.6
Granted	890	$45.17
Exercised	(1,813)	$20.77
Forfeited	(59)	$32.26

Outstanding at December 31, 2010(2)	6,390	$28.75	5.7 years	$253.1

Exercisable at December 31, 2010	3,302	$23.20	4.1 years	$149.2

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

(2)	Includes 0.8 million market condition awards that were outstanding as of December 31, 2010.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested at December 31, 2009	689.5	$26.35	$18.2
Granted	121.1	$45.71	5.5
Vested	(221.3)	$34.04	(7.5)
Forfeited	(9.1)	$23.13	(0.2)

Outstanding and nonvested at December 31, 2010	580.2	$27.51	$16.0

The weighted-average grant date fair value of service condition awards granted during the years ended December 31, 2010, 2009, and 2008 was $21.88, $6.42, and $23.58, respectively. The weighted-average grant date fair value of market condition awards granted during the year ended December 31, 2008 was $14.59. The total intrinsic value of service condition awards exercised during the years ended December 31, 2010, 2009 and 2008 was $63.8 million, $16.4 million, and $45.8 million, respectively. There were no market condition awards exercised during the years ended December 31, 2010, 2009, and 2008.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 1 million common shares. At December 31, 2010, approximately 0.9 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10.	Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB ASC Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products to distributors based on the distributors’ geographic location.

The Company sells products in 74 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net Sales:
Primary Reporting Segment:
United States	$595.4	$512.9	$477.6
Mexico	334.0	263.0	352.2
Others	1,620.4	1,396.4	1,384.4

Total Primary Reporting Segment	2,549.8	2,172.3	2,214.2
China	184.4	152.3	145.0

Total Net Sales	$2,734.2	$2,324.6	$2,359.2

Operating Margin(1)(2):
Primary Reporting Segment:
United States	$257.0	$220.0	$200.5
Mexico	131.7	104.0	155.4
Others	721.5	613.3	623.0

Total Primary Reporting Segment	1,110.2	937.3	978.9
China(3)	165.0	132.6	125.1

Total Operating Margin	$1,275.2	$1,069.9	$1,104.0
Selling, general and administrative expense	887.7	773.9	771.8
Interest expense	9.7	9.6	20.1
Interest income	2.3	4.5	6.9

Income before income taxes	380.1	290.9	319.0
Income taxes	89.6	87.6	97.8

Net Income	$290.5	$203.3	$221.2

Capital Expenditures:
United States	$51.0	$45.4	$91.7
Mexico	2.5	1.4	1.4
China	3.1	3.7	3.7
Others	11.5	9.6	10.0

Total Capital Expenditures	$68.1	$60.1	$106.8

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Net sales by product line:
Weight Management	$1,698.9	$1,464.8	$1,485.0
Targeted Nutrition	629.2	493.7	491.8
Energy, Sports & Fitness	121.3	98.7	99.6
Outer Nutrition	127.5	128.3	146.6
Literature, Promotional and Other(4)	157.3	139.1	136.2

Total Net Sales	$2,734.2	$2,324.6	$2,359.2

Net sales by geographic region:
North America(5)	$614.1	$529.0	$496.9
Mexico	334.0	263.0	352.2
South & Central America	390.4	366.9	383.6
EMEA(6)	527.8	504.2	570.7
Asia Pacific(7)	683.5	509.2	410.8
China	184.4	152.3	145.0

Total Net Sales	$2,734.2	$2,324.6	$2,359.2

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)	In the third quarter of 2010, the Company changed its method of allocation for certain costs to its business segments. Historical information presented has been reclassified to conform to the current presentation. This change had no effect on the Company’s consolidated statements of income.

(3)	Compensation to China sales employees and service fees to China licensed business providers totaling $87.3 million, $79.1 million and $70.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(4)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(5)	Consists of the U.S., Canada and Jamaica.

(6)	Consists of Europe, Middle East and Africa.

(7)	Consists of Asia (excluding China), New Zealand and Australia.

As of December 31, 2010 and 2009, total assets for the Company’s Primary Reporting Segment were $1,162.1 million and $1,097.1 million, respectively. Total assets for the China segment were $70.1 million and $49.0 million as of December 31, 2010 and 2009, respectively.

As of December 31, 2010 and 2009, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $99.8 million and $99.4 million, respectively. Goodwill allocated to the China segment was $3.1 million as of December 31, 2010 and 2009.

As of December 31, 2010, the net property, plant and equipment located in the U.S. and in all foreign countries was $141.1 million and $36.3 million, respectively. As of December 31, 2009, the net property, plant and equipment located in the U.S. and in all foreign countries was $145.3 million and $32.7 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, the deferred tax assets related to the U.S. and all foreign countries was $65.8 million and $34.8 million, respectively. As of December 31, 2009, the deferred tax assets related to the U.S. and all the foreign countries was $43.5 million and $33.8 million, respectively.

Most of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2010 and 2009, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheet was $188.2 million and $149.6 million, respectively, of which $5.8 million and $11.9 million, respectively, was maintained or invested in U.S. dollars. See Note 2, Basis of Presentation, for further discussion on Herbalife Venezuela’s cash and cash equivalents.

11.	Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate term loan. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2010, the maximum length of time over which the Company is hedging certain of these exposures is less than three years.

Under its senior secured credit facility, the Company was obligated to enter into interest rate hedges for up to 25% of the aggregate principal amount of the term loan for a minimum of three years. On August 23, 2006, the Company entered into an interest rate swap agreement. The agreement provided for the Company to pay interest for a three-year period at a fixed rate of 5.26% on the initial notional principal amount of $180.0 million while receiving interest for the same period at the LIBOR rate on the same notional principal amount. The notional amount was scheduled to be reduced by $20.0 million in the second, third and fourth quarters of each year commencing January 1, 2007 throughout the term of the swap. The swap had been designated as a cash flow hedge against the variability in the LIBOR interest rate on the Company’s term loan at LIBOR plus 1.50%, thereby fixing the Company’s effective rate on the notional amounts at 6.76%. In September 2009, the interest swap expired and was consequently settled. As of December 31, 2009, there were no amounts remaining in other comprehensive income relating to this expired interest swap and the swap had no value.

On June 26, 2009, the Company entered into an interest rate swap agreement, with an effective date of June 30, 2009, which expired on September 30, 2009. The swap notional amount was $20 million, where the Company paid three month LIBOR and received one month LIBOR plus 0.185%. As of December 31, 2009, the interest rate swap agreement expired and all outstanding amounts were settled. The Company elected not to apply hedge accounting for this interest rate swap.

During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps have been designated as cash flow hedges against the variability in the LIBOR interest rate on the Company’s term loan at LIBOR plus 1.50%, thereby fixing the Company’s weighted average effective rate on the notional amounts at 4.28%. The Company formally assesses both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of December 31, 2010, the hedge relationships qualified as effective hedges under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At December 31, 2010 and December 31, 2009, the Company recorded the interest rate swaps as liabilities at their fair value of $6.6 million and $2.6 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes the interest rate swaps in aggregate, and the fair value of the liabilities that were outstanding as of December 31, 2010 and 2009:

	Aggregate	Average	Aggregate
	Notional	Swap	Fair	Maturity
Interest Rate	Amounts	Rate	Value	Dates
	(In millions)		(In millions)

At December 31, 2010
Interest Rate Swaps	$140.0	2.78%	$(6.6)	July 2013
At December 31, 2009
Interest Rate Swaps	$140.0	2.78%	$(2.6)	July 2013

Foreign Currency Instruments

The Company also designates certain foreign currency derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of the derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes.

The Company also purchases foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. As of December 31, 2010 and 2009, the aggregate notional amounts of these contracts outstanding were approximately $32.1 million and $66.8 million, respectively. At December 31, 2010, the outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of December 31, 2010, the Company recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2009, the Company recorded assets at fair value of $2.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2010 and 2009, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than one year with the majority of freestanding derivatives expiring within three months. There were no foreign currency option contracts outstanding as of December 31, 2010 and 2009.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2010 and 2009:

	Average	Original	Fair Value
Foreign Currency	Contract Rate	Notional Amount	Gain (Loss)
		(In millions)	(In millions)

At December 31, 2010
Buy BRL sell USD	1.68	$7.6	$0.1
Buy EUR sell ARS	5.27	1.3	—
Buy EUR sell JPY	113.89	1.2	(0.1)
Buy EUR sell MXN	16.58	35.5	—
Buy EUR sell RUB	40.99	1.8	—
Buy EUR sell USD	1.34	101.4	0.1
Buy INR sell USD	44.81	4.5	—
Buy JPY sell EUR	111.90	1.2	—
Buy JPY sell USD	82.57	19.4	0.4
Buy KRW sell USD	1,146.51	21.0	0.4
Buy MXN sell EUR	16.45	8.0	—
Buy MXN sell USD	12.37	4.5	—
Buy MYR sell USD	3.10	12.2	0.1
Buy PEN sell USD	2.80	10.3	—
Buy PHP sell USD	43.89	0.1	—
Buy TWD sell USD	29.17	2.6	—
Buy USD sell BRL	1.72	14.9	(0.5)
Buy USD sell COP	1,917.51	4.3	—
Buy USD sell EUR	1.32	74.3	(1.0)
Buy USD sell GBP	1.56	4.0	—
Buy USD sell INR	45.78	8.7	(0.2)
Buy USD sell JPY	81.59	9.8	(0.1)
Buy USD sell KRW	1,138.90	4.9	(0.1)
Buy USD sell MXN	12.45	4.9	—
Buy USD sell PEN	2.81	5.2	—
Buy USD sell PHP	44.11	2.8	—
Buy USD sell RUB	31.48	1.3	—

Total forward contracts		$367.7	$(0.9)

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Average	Original	Fair Value
Foreign Currency	Contract Rate	Notional Amount	Gain (Loss)
		(In millions)	(In millions)

At December 31, 2009
Buy EUR sell MXN	19.67	$32.6	$(1.6)
Buy JPN sell USD	90.60	16.9	(0.5)
Buy USD sell EUR	1.48	77.2	2.6
Buy CLP sell USD	523.79	5.3	0.2
Buy USD sell CLP	509.40	2.9	—
Buy HKD sell USD	7.75	6.5	—
Buy JPY sell EUR	131.55	3.3	—
Buy EUR sell JPY	131.59	3.3	—
Buy USD sell BRL	1.78	7.3	(0.1)
Buy USD sell ZAR	7.86	1.3	(0.1)
Buy ZAR sell USD	7.49	1.3	—
Buy USD sell PHP	47.49	6.3	(0.1)
Buy USD sell KRW	1,181.27	1.9	—
Buy USD sell INR	46.72	3.0	—
Buy USD sell COP	1,983.88	3.5	0.1
Buy EUR sell USD	1.43	45.2	—
Buy EUR sell HKD	11.26	2.6	—
Buy MXN sell USD	13.19	8.5	—
Buy GBP sell USD	1.63	5.7	—
Buy USD sell RUB	29.78	1.3	—
Buy COP sell USD	2,053.31	4.2	—
Buy KRW sell USD	1,167.38	1.9	—
Buy BRL sell USD	1.78	0.6	—
Buy EUR sell GBP	0.89	3.3	—
Buy MXN sell EUR	18.81	7.0	—
Buy PHP sell USD	46.47	3.2	—
Buy RUB sell USD	30.25	0.3	—
Buy USD sell MXN	13.15	1.7	—
Buy USD sell JPN	92.46	7.9	0.1

Total forward contracts		$266.0	$0.6

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the derivative activity during the year ended December 31, 2010 and 2009, relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the year ended December 31, 2010 and 2009:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Income (Loss)
	For the Year Ended
	December 31, 2010	December 31, 2009
	(In millions)

Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$5.6	$2.4
Interest rate swaps	$(7.5)	$(2.6)

As of December 31, 2010, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $4.6 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the year ended December 31, 2010 and 2009:

	Amount of Gain (Loss)
	Recognized in Income
	For the Year Ended		Location of Gain (Loss)
	December 31, 2010	December 31, 2009	Recognized in Income
	(In millions)

Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$—	$(0.3)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(9.4)	$(15.8)	Selling, general and administrative expenses

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the year ended December 31, 2010 and 2009:

	Amount of Gain (Loss) Reclassified		Location of Gain
	from Accumulated Other		(Loss) Reclassified
	Comprehensive Loss into Income		from Accumulated Other
	For the Year Ended		Comprehensive Loss into
	December 31, 2010	December 31, 2009	Income (effective portion)
	(In millions)

Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$1.8	$0.8	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$6.6	$—	Selling, general and administrative expenses

Interest rate contracts	$(3.6)	$(1.0)	Interest expense, net

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 14, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of December 31, 2010, and December 31, 2009.

12.	Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Domestic	$69.5	$94.9	$101.7
Foreign	310.6	196.0	217.3

Total	$380.1	$290.9	$319.0

Income taxes are as follows (in millions of U.S. dollars):

	Year Ended December 31,
	2010	2009	2008

Current:
Foreign	$75.6	$61.9	$48.4
Federal	30.3	30.9	45.0
State	8.3	6.0	8.5

	114.2	98.8	101.9

Deferred:
Foreign	(3.2)	2.5	9.4
Federal	(22.0)	(13.1)	(12.6)
State	0.6	(0.6)	(0.9)

	(24.6)	(11.2)	(4.1)

	$89.6	$87.6	$97.8

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Venezuela has experienced cumulative inflation of at least 100% during the three year period ended December 31, 2009. Therefore, as of January 1, 2010 the Bolivar is hyperinflationary for U.S. federal income tax purposes. As a result, because Herbalife Venezuela is considered a dual incorporated entity, it is now required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting (DASTM). The transitional impact of DASTM resulted in a deferred income tax benefit of approximately $14.5 million recorded during the first quarter of 2010 which is included within the Company’s consolidated statement of income for the year ended December 31, 2010. See Note 2, Basis of Presentation, for a further discussion on Herbalife Venezuela and Venezuela’s highly inflationary economy.

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended
	December 31,
	2010	2009

Deferred income tax assets:
Accruals not currently deductible	$47.5	$36.4
Foreign tax credits and tax loss carryforwards of certain foreign subsidiaries	4.2	6.1
Depreciation/amortization	17.1	3.0
Deferred compensation plan	25.1	23.5
Deferred interest expense	118.4	56.8
Accrued state income taxes	1.3	0.5
Accrued vacation	3.4	3.5
Other	12.3	7.1

Gross deferred income tax assets	229.3	136.9
Less: valuation allowance	(128.7)	(59.6)

Net deferred income tax assets	$100.6	$77.3

Deferred income tax liabilities:
Intangible assets	$109.5	$110.7
Inventory deductibles	(1.1)	0.3
Unrealized foreign exchange	1.2	1.8
Other	3.6	3.5

Net deferred income tax liabilities	$113.2	$116.3

Net deferred tax accounts	$(12.6)	$(39.0)

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

At December 31, 2010, the Company’s deferred tax assets consisted primarily of foreign tax loss carryforwards and deferred expenses and were reduced by valuation allowances of $128.7 million. At December 31, 2009, the Company’s deferred tax assets consisted primarily of foreign tax loss carryforwards and deferred expenses and were reduced by valuation allowances of $59.6 million. The foreign tax loss carryforwards of $4.2 million expire in varying amounts between 2011 and indefinitely.

At December 31, 2010, the Company’s U.S. consolidated group had approximately $73.5 million of unremitted earnings that were permanently reinvested from substantially all of its foreign subsidiaries. In addition, at December 31, 2010, Herbalife Ltd. had approximately $1.4 billion of permanently reinvested unremitted

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions of dollars):

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Tax expense at United States statutory rate	$133.0	$101.8	$111.7
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(77.8)	(31.1)	(9.7)
U.S. tax (benefit) on foreign income net of foreign tax credits	(19.3)	(24.6)	(26.3)
Increase (decrease) in valuation allowances	69.1	47.4	8.7
State taxes, net of federal benefit	5.9	4.7	5.4
Unrecognized tax benefits	(10.9)	(5.1)	5.7
Venezuela DASTM hyperinflationary impact	(14.5)	—	—
Other	4.1	(5.5)	2.3

Total	$89.6	$87.6	$97.8

During the years ended December 31, 2010, 2009 and 2008, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009 and was subject to a graduated tax rate of 11% in 2010. The tax rate will gradually increase, during the years 2011-2012 to a maximum of 25%.

As of December 31, 2010, the total amount of the unrecognized tax benefits, including related interest and penalties was $38.5 million. The unrecognized tax benefits primarily relate to uncertainties from international transfer pricing issues, the deductibility of certain operating expenses in various jurisdictions, anticipated settlements in foreign tax audits and the expiration of the statute of limitations in several jurisdictions. If the total amount of unrecognized tax benefits was recognized, $31.6 million of unrecognized tax benefits, $5.6 million of interest and $1.3 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2010, the Company recorded a reversal of interest and penalties expense related to uncertain tax positions of $1.9 million and $1.0 million, respectively. As of December 31, 2010, total accrued interest and penalties were $5.6 million and $1.3 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes occurred in the amount of unrecognized tax benefits (including related interest and penalties) during the years ended December 31, 2010, 2009 and 2008 (in millions):

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Beginning balance of unrecognized tax benefits	$49.1	$52.8	$50.3
Additions for current year tax positions	4.3	4.6	5.9
Additions for prior year tax positions	3.0	2.1	3.5
Reductions for prior year tax positions	(2.4)	(1.3)	(3.1)
Reductions for audit settlements	(12.6)	(2.8)	(0.8)
Reductions for the expiration of statutes of limitation	(3.1)	(7.7)	(3.0)
Changes due to foreign currency translation adjustments	0.2	1.4	—

Ending balance of unrecognized tax benefits	$38.5	$49.1	$52.8

Unrecognized tax benefits (including related interest and penalties) decreased $10.8 million during the year ended December 31, 2010, which was partially offset by an increase of $0.2 million due to foreign currency fluctuations. The $0.2 million benefit attributable to foreign currency fluctuations was accounted for as a decrease to other comprehensive income.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $8.1 million within the next twelve months. Of this possible decrease, $2.0 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $6.1 million would be due to the expiration of statute of limitations in various jurisdictions.

As of December 31, 2010, the Company’s tax filings are subject to examination in the U.S. federal jurisdiction and various state jurisdictions for the years ending on or after December 31, 2006. The Company’s tax filings are also subject to examination in significant foreign jurisdictions for the years ending on or after December 31, 2006.

13.	Restructuring Reserve

During the fourth quarter of 2007, the Company initiated the second phase of its Realignment for Growth plan. The Company recorded $1.9 million and $4.0 million of professional fees, severance and related costs for the years ended December 31, 2008 and 2007, respectively, relating to the second phase of its Realignment for Growth plan. As of December 31, 2010, there were no amounts outstanding related to these charges.

During the fourth quarter of 2008, the Company initiated a Restructuring Program and incurred approximately $4.8 million of professional fees, severance and related costs during the year ended December 31, 2008. For the year ended December 31, 2009, the Company recorded an additional $1.3 million of professional fees, severance and related costs relating to this restructuring program. As of December 31, 2010, there no amounts outstanding related to these charges.

All amounts related to the Realignment for Growth plan and the Restructuring Program are included in selling, general and administrative expenses and there were no balances outstanding as of December 31, 2010 relating to these programs. The following table summarizes the components of the Company’s restructuring reserve as of

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, 2009, and 2008 and expenses incurred during the years ended December 31, 2010, 2009 and 2008 (in millions):

		Retention
	Severance	Benefits	Others	Total

Balance as of December 31, 2007	$2.9	$—	$0.6	$3.5
Charges	6.2	—	0.5	6.7
Cash payments	(5.8)	—	(1.1)	(6.9)

Balance as of December 31, 2008	$3.3	$—	$—	$3.3

Charges	0.6	—	0.7	1.3
Cash payments	(3.8)	—	(0.7)	(4.5)

Balance as of December 31, 2009	$0.1	$—	$—	$0.1

Charges	—	—	—	—
Cash payments	(0.1)	—	—	(0.1)

Balance as of December 31, 2010	$—	$—	$—	$—

14.	Fair Value Measurements

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at December 31, 2010, and December 31, 2009:

Fair Value Measurements at Reporting Date Using

		Significant	Significant
		Other	Other
		Observable	Observable
		Inputs	Inputs
		(Level 2)	(Level 2)
		Fair Value at	Fair Value at
		December 31,	December 31,
	Derivative Balance Sheet Location	2010	2009
		(In millions)

ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.6	$2.3
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.3	$0.9

		$2.9	$3.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$0.8	$—
Interest rate swaps	Accrued expenses	$6.6	$2.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$3.0	$2.6

		$10.4	$5.2

15.	Subsequent Events

On February 18, 2011, the Company’s Board of Directors approved a two-for-one split of the Company’s common shares, subject to approval by the Company’s shareholders at the Company’s upcoming Annual General Meeting of Shareholders to be held on April 28, 2011. If approved by the Company’s shareholders one additional common share

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be distributed to the Company’s shareholders on or around May 17, 2011, for each common share held on May 10, 2011. The stock split will not be effective unless approved by the Company’s shareholders at the meeting.

On February 22, 2011, the Company announced that its Board of Directors approved a quarterly cash dividend of $0.25 per common share, for the fourth quarter of 2010, to shareholders of record as of the close of business on March 8, 2011, payable on March 22, 2011.

In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars from a PDVSA bond offering for 86 million Bolivars and then immediately sold the bonds for U.S. dollars at an expected average effective rate of 5.7 Bolivars per U.S. dollar. These 86 million Bolivars were remeasured at the SITME rate of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on the Company’s consolidated balance sheet at December 31, 2010. The Company expects to receive approximately $15 million U.S. dollars in late February or early March 2011 as a result of this conversion and final settlement. This conversion is expected to result in the Company recording a net pre-tax loss of approximately $1.3 million U.S. dollars in its 2011 consolidated statement of income and will be reflected in the Company’s consolidated financial statements at March 31, 2011 and for the quarter ending March 31, 2011.

16.	Quarterly Information (Unaudited)

	2010	2009
	(In millions, except per share data)

First Quarter Ended March 31
Net sales	$618.6	$521.7
Gross profit	478.2	419.3
Net income	51.9	41.5
Earnings per share
Basic	$0.86	$0.68
Diluted	$0.83	$0.67
Second Quarter Ended June 30
Net sales	$688.8	$571.8
Gross profit	552.2	449.4
Net income	81.9	48.3
Earnings per share
Basic	$1.38	$0.78
Diluted	$1.32	$0.77
Third Quarter Ended September 30
Net sales	$688.4	$600.2
Gross profit	555.2	468.4
Net income	75.7	57.9
Earnings per share
Basic	$1.28	$0.95
Diluted	$1.22	$0.91
Fourth Quarter Ended December 31
Net sales	$738.4	$630.9
Gross profit	589.8	494.4
Net income	81.0	55.7
Earnings per share
Basic	$1.37	$0.92
Diluted	$1.31	$0.88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer

Dated: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 22, 2011

/s/ JOHN DESIMONE John DeSimone	Chief Financial Officer (Principal Financial Officer)	February 22, 2011

/s/ BOSCO CHIU Bosco Chiu	Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 22, 2011

/s/ LEROY BARNES Leroy Barnes	Director	February 22, 2011

/s/ RICHARD BERMINGHAM Richard Bermingham	Director	February 22, 2011

/s/ PEDRO CARDOSO Pedro Cardoso	Director	February 22, 2011

/s/ MURRAY H. DASHE Murray H. Dashe	Director	February 22, 2011

/s/ JEFFREY T. DUNN Jeffrey T. Dunn	Director	February 22, 2011

/s/ LAWRENCE M. HIGBY Lawrence M. Higby	Director	February 22, 2011

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 22, 2011

/s/ JOHN TARTOL John Tartol	Director	February 22, 2011