Form 10-Q
period 2011-03-31
HERBALIFE LTD.
filed 2011-05-02
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of registrant’s common shares outstanding as of April 27, 2011 was 59,618,612

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Condensed Consolidated Balance Sheets	3

Unaudited Condensed Consolidated Statements of Income	4

Unaudited Condensed Consolidated Statements of Cash Flows	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	36

Forward Looking Statements	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3. Defaults Upon Senior Securities	53

Item 4. (Removed and Reserved)	53

Item 5. Other Information	53

Item 6. Exhibits	54

Signatures and Certifications	58

Exhibit 10.24
Exhibit 10.25
Exhibit 10.26
Exhibit 10.27
Exhibit 10.28
Exhibit 10.29
Exhibit 10.58
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
HERBALIFE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260,766	$190,550
Receivables, net of allowance for doubtful accounts of $2,895 (2011) and $3,202 (2010)	107,893	85,612
Inventories	184,321	182,467
Prepaid expenses and other current assets	110,400	93,963
Deferred income taxes	42,355	42,994

Total current assets	705,735	595,586

Property, at cost, net of accumulated depreciation and amortization of $185,928 (2011) and $166,912 (2010)	187,733	177,427
Deferred compensation plan assets	18,732	18,536
Deferred financing costs, net of accumulated amortization of $65 (2011) and $2,279 (2010)	5,451	998
Other assets	26,639	25,880
Marketing related intangibles and other intangible assets, net	310,815	310,894
Goodwill	102,899	102,899

Total assets	$1,358,004	$1,232,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,725	$43,784
Royalty overrides	173,076	162,141
Accrued compensation	52,540	69,376
Accrued expenses	138,523	141,867
Current portion of long-term debt	1,753	3,120
Advance sales deposits	56,928	35,145
Income taxes payable	18,340	15,383

Total current liabilities	494,885	470,816

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	181,188	175,046
Deferred compensation plan liability	23,197	20,167
Deferred income taxes	55,220	55,572
Other non-current liabilities	23,216	23,407

Total liabilities	777,706	745,008

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.002 par value, 500.0 million shares authorized, 59.4 million (2011) and 58.9 million (2010) shares outstanding	119	118
Paid-in-capital in excess of par value	262,617	257,375
Accumulated other comprehensive loss	(12,074)	(27,285)
Retained earnings	329,636	257,004

Total shareholders’ equity	580,298	487,212

Total liabilities and shareholders’ equity	$1,358,004	$1,232,220

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands, except per share)
Product sales	$676,789	$527,222
Shipping & handling revenues	118,307	91,411

Net sales	795,096	618,633
Cost of sales	162,793	140,472

Gross profit	632,303	478,161
Royalty overrides	264,377	207,319
Selling, general & administrative expenses	244,526	206,883

Operating income	123,400	63,959
Interest expense, net	2,648	1,953

Income before income taxes	120,752	62,006
Income taxes	33,184	10,135

NET INCOME	$87,568	$51,871

Earnings per share:
Basic	$1.48	$0.86
Diluted	$1.41	$0.83
Weighted average shares outstanding:
Basic	59,103	60,160
Diluted	61,908	62,672
Dividends declared per share	$0.25	$0.20
See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$87,568	$51,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,562	17,262
(Excess) Deficiency in tax benefits from share-based payment arrangements	(6,794)	(2,606)
Share-based compensation expenses	5,604	5,295
Amortization of discount and deferred financing costs	149	124
Deferred income taxes	921	(13,671)
Unrealized foreign exchange transaction (gain) loss	1,383	(2,608)
Write-off of deferred financing costs	914	—
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	—	15,131
Other	751	1,078
Changes in operating assets and liabilities:
Receivables	(20,493)	(12,048)
Inventories	4,184	474
Prepaid expenses and other current assets	(13,582)	(4,357)
Other assets	(251)	(71)
Accounts payable	8,861	19,311
Royalty overrides	7,340	(7,081)
Accrued expenses and accrued compensation	(21,122)	(14,022)
Advance sales deposits	20,998	26,741
Income taxes payable	9,494	5,566
Deferred compensation plan liability	3,030	1,044

NET CASH PROVIDED BY OPERATING ACTIVITIES	107,517	87,433

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(28,325)	(11,623)
Proceeds from sale of property	2	3
Deferred compensation plan assets	(197)	(79)

NET CASH USED IN INVESTING ACTIVITIES	(28,520)	(11,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(14,819)	(12,065)
Borrowings from long-term debt	289,700	102,000
Principal payments on long-term debt	(284,924)	(104,951)
Deferred financing costs	(5,516)	—
Share repurchases	(8,965)	(28,010)
Excess (Deficiency in) tax benefits from share-based payment arrangements	6,794	2,606
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	1,689	1,888

NET CASH USED IN FINANCING ACTIVITIES	(16,041)	(38,532)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	7,260	(22,732)

NET CHANGE IN CASH AND CASH EQUIVALENTS	70,216	14,470
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	190,550	150,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,766	$165,271

CASH PAID DURING THE PERIOD
Interest paid	$2,093	$2,691

Income taxes paid	$21,874	$13,430

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products through a network of approximately 2.3 million independent distributors, except in China, where the Company currently sells its products through retail stores, sales representatives, sales employees and licensed business providers. The Company reports revenue in six geographic regions: North America, which consists of the U.S., Canada and Jamaica; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China) which consists of Asia, New Zealand and Australia; and China.
2. Significant Accounting Policies
Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2010 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. The Company’s unaudited condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2011, and for the three months ended March 31, 2011 and 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 10-K. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
Venezuela
In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from Petróleos de Venezuela, S.A., a Venezuelan state-owned petroleum company, for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on the Company’s consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in the Company recording a net pre-tax loss of $1.3 million U.S. dollars in its condensed consolidated statement of income for the three months ended March 31, 2011.
As of March 31, 2011, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities was approximately $9.0 million, and included approximately $13.1 million in Bolivar denominated cash and cash equivalents and approximately $4.8 million in U.S. dollar denominated cash. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate. Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of the Company’s consolidated net sales for both the three months ended March 31, 2011 and 2010 and its total assets represented less than 3% of the Company’s consolidated total assets as of both March 31, 2011 and December 31, 2010.
See the Company’s 2010 10-K for further information on Herbalife Venezuela and Venezuela’s high inflationary economy.

3. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010
	(In millions)
Borrowings under the prior senior secured credit facility	$—	$174.9
Borrowings under the new senior secured revolving credit facility	180.0	—
Capital leases	2.6	2.9
Other debt	0.3	0.3

Total	182.9	178.1
Less: current portion	1.7	3.1

Long-term portion	$181.2	$175.0

Interest expense was $3.3 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. Interest expense for the three months ended March 31, 2011 included a $0.9 million write–off of unamortized deferred financing costs resulting from the extinguishment of the prior senior secured facility as discussed below.
On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated its prior senior secured credit facility, or the Prior Credit Facility, that consisted of a term loan and a revolving credit facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. During March 2011, U.S. dollar borrowings under the New Credit Facility incurred interest at the base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. After March 2011, based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility will bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The Company, based on its consolidated leverage ratio, will pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.
In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.5 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on the Company’s condensed consolidated balance sheet and are being amortized over the term of the New Credit Facility. On March 31, 2011 and December 31, 2010, the weighted average interest rate for borrowings under the New Credit Facility and the Prior Credit Facility was 1.99% and 1.75%, respectively.
The New Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2011, the Company was compliant with its debt covenants.
During the three months ended March 31, 2011, the Company borrowed $235.7 million and $54.0 million under the New Credit Facility and Prior Credit Facility, respectively, and paid a total of $55.7 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively. As of March 31, 2011, the U.S. dollar amount outstanding under the New Credit Facility was $180.0 million. As of December 31, 2010, the amounts outstanding under the Prior Credit Facility, consisting of a term loan and revolving facility, were $143.9 million and $31.0 million, respectively. There were no outstanding foreign currency borrowings as of March 31, 2011 under the New Credit Facility.
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

On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010, the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010, Herbalife cross-appealed. The parties have reached a settlement of the case which they are in the process of documenting. Herbalife will incur no financial liability in this settlement.
Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $96 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. In connection with the appeal of the assessment, the Company may be required to post bonds for some or all of the assessed amount. Therefore, in July 2010, the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s New Credit Facility. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome in respect to this assessment or any additional assessments that may be issued for these or other periods. The Company believes that it has meritorious defenses and is vigorously pursuing the appeal, but final resolution of this matter could take several years.
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
5. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(In millions)
Net income	$87.6	$51.9
Unrealized gain on derivative instruments, net of taxes	0.3	2.1
Foreign currency translation adjustment	14.9	(5.2)

Comprehensive income	$102.8	$48.8

6. Segment Information
The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products to distributors based on the distributors’ geographic location.
As of March 31, 2011, the Company sold products in 75 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(in millions)
Net Sales:
Primary Reporting Segment
United States	$162.2	$146.7
Mexico	103.9	71.8
Others	483.3	367.7

Total Primary Reporting Segment	749.4	586.2
China	45.7	32.4

Total Net Sales	$795.1	$618.6

Operating Margin(1)(2):
Primary Reporting Segment
United States	$68.4	$65.1
Mexico	40.4	24.9
Others	218.8	151.1

Total Primary Reporting Segment	327.6	241.1
China (3)	40.3	29.7

Total Operating Margin	$367.9	$270.8

Selling, general and administrative expenses	244.5	206.9
Interest expense, net	2.6	1.9

Income before income taxes	120.8	62.0
Income taxes	33.2	10.1

Net Income	$87.6	$51.9

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(in millions)
Net sales by product line:
Weight Management	$498.6	$387.2
Targeted Nutrition	180.2	138.6
Energy, Sports and Fitness	35.5	25.8
Outer Nutrition	36.6	31.0
Literature, promotional and other(4)	44.2	36.0

Total Net Sales	$795.1	$618.6

Net sales by geographic region:
North America(5)	$167.0	$151.3
Mexico	103.9	71.8
South and Central America	125.3	91.3
EMEA(6)	153.9	130.8
Asia Pacific(7)	199.3	141.0
China	45.7	32.4

Total Net Sales	$795.1	$618.6

(1)	Operating margin consists of net sales less cost of sales and royalty overrides.

(2)
In the third quarter of 2010, the Company changed its method of allocation for certain costs to its business segments. Historical information presented has been reclassified to conform to the current presentation. This change had no effect on the Company’s consolidated statements of income.

(3)
Compensation to China sales employees and service fees to China licensed business providers totaling $21.8 million and $16.2 million for the three months ended March 31, 2011 and 2010, respectively, is included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

(4)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(5)	Consists of the U.S., Canada and Jamaica.

(6)	Consists of Europe, Middle East and Africa.

(7)	Consists of Asia (excluding China), New Zealand and Australia.
As of March 31, 2011 and December 31, 2010, total assets for the Company’s Primary Reporting Segment were $1,287.7 million and $1,162.1 million, respectively. As of March 31, 2011 and December 31, 2010, total assets for the China segment were $70.3 million and $70.1 million, respectively.
7. Share-Based Compensation
The Company has share-based compensation plans, which are more fully described in Note 9, Share-based Compensation, to the Consolidated Financial Statements in the 2010 10-K. During the three months ended March 31, 2011, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2010 10-K.
For the three months ended March 31, 2011 and 2010, share-based compensation expense amounted to $5.6 million and $5.3 million, respectively. As of March 31, 2011, the total unrecognized compensation cost related to all non-vested stock awards was $25.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.
The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & Stock Appreciation Rights	Awards	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2010	6,390	$28.75	5.7 years	$253.1
Granted	20	$73.73
Exercised	(334)	$26.22
Forfeited	(34)	$32.80

Outstanding at March 31, 2011	6,042	$29.02	5.5 years	$316.2

Exercisable at March 31, 2011	3,416	$24.34	4.2 years	$194.8

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)

Outstanding and nonvested December 31, 2010	580.2	$27.51	$16.0
Granted	6.8	$74.68	0.5
Vested	(173.2)	$33.08	(5.7)
Forfeited	(3.0)	$15.10	(0.1)

Outstanding and nonvested at March 31, 2011	410.8	$26.04	$10.7

The weighted-average grant date fair value of stock awards granted during the three months ended March 31, 2011 and 2010 was $41.74 and $20.23, respectively. The total intrinsic value of stock awards exercised during the three months ended March 31, 2011 and 2010, was $16.9 million and $1.2 million, respectively.
8. Income Taxes
As of March 31, 2011, the total amount of unrecognized tax benefits, related interest and penalties was $31.4 million, $5.5 million and $1.3 million, respectively. During the three months ended March 31, 2011, the Company recorded tax, interest and penalties related to uncertain tax positions of $1.9 million, $0.5 million and $0.1 million respectively. During the three months ended March 31, 2011 the unrecognized tax benefits were reduced by the expiration of the statutes of limitations for tax of $2.1 million, interest of $0.6 million and penalties of $0.1 million which resulted in a year to date net decrease for tax and related interest of $0.2 million and $0.1 million, respectively. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $31.4 million of unrecognized tax benefits, $5.5 million of interest and $1.3 million of penalties, would impact the effective tax rate.
During the three months ended March 31, 2011, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009, 11% tax rate in 2010, and is subject to a graduated rate of 12% in 2011. The tax rate will gradually increase to a maximum rate of 25% in 2013.
9. Derivative Instruments and Hedging Activities
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s variable rate credit facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at March 31, 2011, the Company is hedging certain of its monthly interest rate exposures over approximately two years and four months.
During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on the Company’s prior term loan or against the variability in the LIBOR interest rate on the replacement debt. The Company’s prior term loan was terminated in March 2011 and refinanced with the New Credit Facility as discussed further in Note 3, Long-Term Debt. The Company’s swaps remain effective and continue to be designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the New Credit Facility at LIBOR plus 1.50% to 2.50%, thereby now fixing the Company’s weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.
The Company formally assesses both at inception and at least quarterly thereafter, whether derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of March 31, 2011, the hedge relationships continued to qualify as effective hedges under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At March 31, 2011 and December 31, 2010, the Company recorded the interest rate swaps as liabilities at their fair value of $5.7 million and $6.6 million, respectively.

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
The Company also purchases foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. The Company applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. As of March 31, 2011, and December 31, 2010, the aggregate notional amounts of these contracts outstanding were approximately $21.6 million and $32.1 million, respectively. At March 31, 2011, the outstanding contracts were expected to mature over the next nine months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income during the period when the hedged item and underlying transaction affect earnings. As of March 31, 2011, the Company recorded liabilities at fair value of $2.1 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, the Company recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2011.
As of March 31, 2011, and December 31, 2010, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than nine months with the majority of freestanding derivatives expiring within two months. There were no foreign currency option contracts outstanding as of March 31, 2011, and December 31, 2010. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of March 31, 2011.
Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2011 and 2010:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Income (Loss)
	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.9)	$5.1
Interest rate swaps	$—	$(2.5)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2011 and 2010:

	Amount of Gain (Loss)
	Recognized in Income		Location of Gain
	For the Three Months Ended		(Loss)
	March 31, 2011	March 31, 2010	Recognized in Income
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	$0.1	$(0.1)	Selling, general and administrative expenses

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$2.9	$(7.5)	Selling, general and administrative expenses

(1)
For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2011 and 2010:

			Location of Gain
	Amount of Gain (Loss) Reclassified		(Loss)
	from Accumulated		Reclassified
	Other Comprehensive		from Accumulated
	Loss into Income		Other Comprehensive
	For the Three Months Ended		Loss into Income
	March 31, 2011	March 31, 2010	(Effective Portion)
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$(0.2)	$(0.6)	Cost of sales

Foreign exchange currency contracts relating to intercompany management fee hedges	$(0.6)	$1.6	Selling, general and administrative expenses

Interest rate contracts	$(0.9)	$(0.9)	Interest expense, net
The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of March 31, 2011, and December 31, 2010.
10. Shareholders’ Equity
Dividends
The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by its credit agreement, cash requirements, future prospects and other factors deemed relevant by its board of directors. The New Credit Facility entered into on March 9, 2011, permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
On February 22, 2011, the Company announced that its board of directors approved a quarterly cash dividend of $0.25 per common share in an aggregate amount of $14.8 million that was paid to shareholders on March 22, 2011. The aggregate amount of dividends declared and paid during the three months ended March 31, 2011 and 2010 were $14.8 million and $12.1 million, respectively.

Share Repurchases
On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. The Company did not repurchase any common shares in the open market during the three months ended March 31, 2011. As of March 31, 2011, the remaining authorized capacity under the Company’s share repurchase program was approximately $776.7 million.
The aggregate purchase price of any common shares repurchased is reflected as a reduction to shareholders’ equity. The Company allocates the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.
The number of shares issued upon vesting or exercise for certain restricted stock units and stock appreciation rights granted, pursuant to the Company’s share-based compensation plans, is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting.
Stock Split
On February 18, 2011, the Company’s board of directors approved a two-for-one split of the Company’s common shares, subject to approval by the Company’s shareholders at the Company’s Annual General Meeting of Shareholders held on April 28, 2011. See Note 14, Subsequent Events, for further information on the stock split being approved by the Company’s shareholders on April 28, 2011.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period on a pre-split basis:

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)
Weighted average shares used in basic computations	59,103	60,160
Dilutive effect of exercise of equity grants outstanding	2,684	2,319
Dilutive effect of warrants	121	193

Weighted average shares used in diluted computations	61,908	62,672

There were an aggregate of 0.1 million and 1.8 million of equity grants that were outstanding during the three months ended March 31, 2011 and 2010, respectively, consisting of stock options, stock appreciation rights, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive. See Note 14, Subsequent Events, for the computation of the Company’s historical net earnings per share on a pro-forma post-split basis.
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
The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of only Level 2 derivatives and are shown below at their gross values at March 31, 2011, and December 31, 2010:
Fair Value Measurements at Reporting Date Using

		Significant	Significant
		Other	Other
		Observable	Observable
		Inputs	Inputs
		(Level 2)	(Level 2)
	Derivative Balance	Fair Value at	Fair Value at
	Sheet	March 31,	December 31,
	Location	2011	2010
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to intercompany management fee hedges	Prepaid expenses and other current assets	$—	$0.6
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$4.1	$2.3

		$4.1	$2.9

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$2.1	$0.8
Interest rate swaps	Accrued expenses	$5.7	$6.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$1.3	$3.0

		$9.1	$10.4

13. Inventories
Inventories consist primarily of finished goods available for resale and the following are the major classes of inventory (in millions):

	March 31,	December 31,
	2011	2010
Raw materials	$17.7	$13.7
Work in process	0.8	0.6
Finished goods	165.8	168.2

Total	$184.3	$182.5

Total inventories are presented net of the reserves for obsolete and slow moving inventory of $10.6 million and $9.4 million at March 31, 2011 and December 31, 2010, respectively.
14. Subsequent Events
On April 28, 2011, the Company’s shareholders approved a 2-for-1 split of the Company’s common shares. One additional common share will be distributed to the Company’s shareholders on or around May 17, 2011, for each common share held on May 10, 2011. All common shares subject to outstanding equity awards and warrants, as well as the number of common shares reserved for issuance under the Company’s equity compensation plans, will be adjusted proportionately.

All numbers in the consolidated financial statements are presented on a pre-split basis. The Company’s historical net earnings per share on a pro-forma basis would be as follows:

	Three Months Ended
	March 31,	March 31,
	2011	2010
	(unaudited)
Basic net income per share:
As reported	$1.48	$0.86
Pro forma	$0.74	$0.43
Diluted net income per share:
As reported	$1.41	$0.83
Pro forma	$0.71	$0.41
On May 2, 2011, the Company announced that its board of directors approved a post stock split cash dividend of $0.20 per common share, payable on June 7, 2011 to shareholders of record as of May 24, 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.7 billion for the year ended December 31, 2010. As of March 31, 2011, we sold our products in 75 countries through a network of approximately 2.3 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 31-year operating history.
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
We remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMO, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management continues to monitor the Venezuela market and especially the limited ability to repatriate cash.
We report revenue from our six regions:
•	North America, which consists of the U.S., Canada and Jamaica;

•	Mexico;

•	South and Central America;

•	EMEA, which consists of Europe, the Middle East and Africa;

•	Asia Pacific (excluding China), which consists of Asia, New Zealand and Australia; and

•	China.
Volume Points by Geographic Region
A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price increases, are used by management as a proxy for sales trends because in general, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales.

We assign a Volume Point value to a product when it is first introduced into the market. The specific number of Volume Points assigned to a product is based on a Volume Point to U.S. dollar ratio that we use for the vast majority of new products. If a product is available in different quantities then the various sizes will have different Volume Point values. If a new product is not introduced in or otherwise expected to be sold in the U.S., we will determine the Volume Point value for that product based on a review of various factors in the regions and countries in which we will market the product, including the Volume Point to local currency ratio of existing products in the relevant countries. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason volume points are used in the manner described above is that the Company uses volume points for distributor qualification and recognition purposes and therefore attempts to keep volume points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive product or a marginal increase in sales of an expensive product.

	Three Months Ended March 31,
	2011	2010	% Change
	(in millions)
North America	243.0	220.1	10.4%
Mexico	164.5	124.2	32.4%
South & Central America	125.1	101.1	23.7%
EMEA	138.0	119.5	15.5%
Asia Pacific (excluding China)	198.7	152.2	30.6%
China	32.8	25.6	28.1%

Worldwide	902.1	742.7	21.5%

Average Active Sales Leaders by Geographic Region
With the continued expansion of daily consumption DMOs in our different markets, we believe the Average Active Sales Leader metric, which represents the monthly average number of sales leaders that place an order from us in a given quarter, is a useful metric. We rely on this metric as an indication of the engagement level of sales leaders in a given region. Changes in the Average Active Sales Leader metric may be indicative of the current momentum in a region as well as the potential for higher annual retention levels and future sales growth through utilization of daily consumption DMOs.

	Three Months Ended March 31,
	2011	2010	% Change
North America	52,549	45,831	14.7%
Mexico	42,480	34,481	23.2%
South & Central America	30,970	27,217	13.8%
EMEA	35,960	32,044	12.2%
Asia Pacific (excluding China)	40,510	31,903	27.0%
China	7,272	5,318	36.7%
Worldwide(1)	205,036	169,715	20.8%

(1)
Worldwide Average Active Sales Leaders may not equal the sum of the Average Active Sales Leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period
Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those distributors who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e., those who became sales leaders subsequent to the January re-qualification of the prior year).

Sales Leaders Statistics (Excluding China)	2011	2010
	(In thousands)
January 1 total sales leaders	434.2	431.3
January & February new sales leaders	28.9	21.2
Demoted sales leaders (did not re-qualify)	(144.8)	(165.9)
Other sales leaders (resigned, etc)	(0.8)	(1.1)

End of February total sales leaders	317.5	285.5

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2011	2010
	(In thousands)
Sales leaders needed to re-qualify	283.2	290.9
Demoted sales leaders (did not re-qualify)	(144.8)	(165.9)

Total re-qualified	138.4	125.0

Retention rate	48.9%	43.0%

The table below reflects the number of sales leaders as of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales Leaders Retention Rate
	2011	2010	2011	2010
North America	72,152	64,668	48.6%	43.3%
Mexico	54,526	47,068	57.9%	50.4%
South & Central America	50,288	51,060	47.3%	34.1%
EMEA	49,696	47,080	58.6%	51.9%
Asia Pacific (excluding China)	90,822	75,635	38.4%	38.6%

Total Sales leaders	317,484	285,511	48.9%	43.0%
China Sales Employees	30,543	27,415

Worldwide Total Sales Leaders	348,027	312,926

The number of sales leaders by geographic region as of the quarterly reporting dates will normally be higher than the number of sales leaders by geographic region as of the re-qualification period because sales leaders who do not re-qualify during the relevant twelve-month period will be removed from the rank of sales leader the following February. Since sales leaders purchase most of our products for resale to other distributors and consumers, comparisons of sales leader totals on a year-to-year basis are indicators of our recruitment and retention efforts in different geographic regions.
The value of the average monthly purchase of Herbalife products by our sales leaders has remained relatively constant over time. Consequently, increases in our sales are driven by our retention of sales leaders, our recruitment and retention of distributors and by our distributors’ increased adoption of daily consumption DMOs.
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
Our “gross profit” consists of net sales less “cost of sales,” which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products as well as shipping and handling costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.
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

Summary Financial Results
Net sales for the three months ended March 31, 2011 increased 28.5% to $795.1 million as compared to $618.6 million for the three months ended March 31, 2010. In local currency, net sales for the three months ended March 31, 2011 increased 24.7% as compared to the same periods in 2010. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement as reflected by record 2011 sales leader retention and an increase in average active sales leaders; branding activities and increased distributor recruiting.
Net income for the three months ended March 31, 2011 increased 68.8% to $87.6 million, or $1.41 per diluted share, compared to $51.9 million, or $0.83 per diluted share, for the same period in 2010. The increase was primarily due to higher operating margin driven by net sales growth discussed above, partially offset by higher salaries, bonuses and benefits, higher distributor promotion and event costs, higher expenses related to China sales employees and licensed business providers and higher non-income tax expense. In addition, net income for the three months ended March 31, 2010 was also negatively impacted by matters related to Venezuela, as described below.
Net income for the three months ended March 31, 2011 included a $0.9 million pre-tax ($0.7 million post-tax) additional interest expense from the write-off of unamortized deferred financing costs resulting from the debt refinancing arrangement in March 2011. See Note 3, Long Term Debt, to the Notes to Condensed Consolidated Financial Statements for further information on our debt refinancing.
Net income for the three months ended March 31, 2010 included a $15.1 million unfavorable impact related to remeasurement of monetary assets and liabilities resulting from Venezuela being designated as a highly inflationary economy beginning January 1, 2010; a $12.7 million unfavorable impact related to incremental U.S. dollar costs of 2009 imports into Venezuela which were recorded at the unfavorable parallel market exchange rate and were not devalued based on 2010 exchange rates but rather recorded to cost of sales at their historical U.S. dollar costs as products were sold in the first quarter of 2010; a $3.7 million favorable impact resulting from receipt of U.S. dollars approved by the Venezuelan government’s Foreign Exchange Commission, or CADIVI, at the official exchange rate relating to 2009 product importations which were previously registered with CADIVI and were remeasured at the less favorable parallel exchange rate; and a $14.5 million one-time favorable impact to income taxes related to Venezuela becoming a highly inflationary economy.
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
The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,	March 31,
	2011	2010
Operations:
Net sales	100.0%	100.0%
Cost of sales	20.5	22.7

Gross profit	79.5	77.3
Royalty overrides(1)	33.2	33.5
Selling, general and administrative expenses(1)	30.8	33.4

Operating income	15.5	10.4
Interest expense, net	0.3	0.3

Income before income taxes	15.2	10.1
Income taxes	4.2	1.6

Net income	11.0%	8.5%

(1)
Compensation to our China sales employees and service fees to our licensed business providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended March 31,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(Dollars in millions)
North America	$265.8	$(127.0)	$138.8	$28.2	$167.0	$240.6	$(114.7)	$125.9	$25.4	$151.3	10.4%
Mexico	168.0	(82.0)	86.0	17.9	103.9	116.1	(56.7)	59.4	12.4	71.8	44.7%
South & Central America	205.6	(98.2)	107.4	17.9	125.3	151.9	(73.0)	78.9	12.4	91.3	37.2%
EMEA	248.3	(119.4)	128.9	25.0	153.9	209.3	(100.4)	108.9	21.9	130.8	17.7%
Asia Pacific	314.3	(144.3)	170.0	29.3	199.3	227.1	(105.4)	121.7	19.3	141.0	41.3%
China	50.8	(5.1)	45.7	—	45.7	35.5	(3.1)	32.4	—	32.4	41.0%

Worldwide	$1,252.8	$(576.0)	$676.8	$118.3	$795.1	$980.5	$(453.3)	$527.2	$91.4	$618.6	28.5%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of our product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level, is to provide distributors with a competitive and broad product line, encourage strong teamwork and distributor leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.
The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales increases and decreases during the three months ended March 31, 2011 and 2010, as well as the unique growth or contraction factors specific to certain geographic regions or major countries. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. This correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
We anticipate that our strategy will continue to include creating and maintaining growth within existing markets, while expanding into new markets. In addition, new ideas and DMOs, are being generated in many of our regional markets and are globalized where applicable, through the combined efforts of distributors, country management or regional and corporate management. While we support a number of different DMOs, one of the more popular DMOs is the daily consumption DMO. Under our traditional DMO, a distributor typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a distributor interacts with its customers on a more frequent basis which enables the distributor to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the distributor grow his or her business. Specific examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America
The North America region reported net sales of $167.0 million for the three months ended March 31, 2011. Net sales increased $15.7 million, or 10.4%, for the three months ended March 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 10.3% for the three months ended March 31, 2011, as compared to the same period in 2010. The overall increase in the region was a result of net sales growth in the U.S. of $15.5 million, or 10.6%, for the three months ended March 31, 2011 as compared to the same period in 2010. We instituted a 3% price increase in the U.S. in early March 2011 which contributed modestly to local currency sales growth.
In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption DMO, especially the Nutrition Club DMO, and its extension into Commercial Clubs, along with the continued development of the Weight Loss Challenge DMO. The success of these DMOs have resulted in higher levels of distributor engagement and momentum as reflected by record sales leader retention of 48.3% in 2011 compared to 43.1% in 2010.
Average active sales leaders in the region increased 14.7% for the three months ended March 31, 2011 as compared to the same period in 2010. Average active sales leaders in the U.S. increased 15.0% for the three months ended March 31, 2011 as compared to the same period in 2010. Total sales leaders in the region increased 11.1% as of March 31, 2011 compared to March 31, 2010.
In January 2011, the region hosted a Future President’s Team Retreat with approximately 700 attendees. As part of our “city by city” tour, the region also hosted January Spectaculars and Mega Escuelas where there were more than 9,200 attendees in 14 cities.
In March 2011, Herbalife hosted its annual global Herbalife Honors event in Los Angeles, California where President Team members from around the world met and shared best practices, conducted leadership trainings and Herbalife management awarded distributors $41.3 million in Mark Hughes bonus payments related to 2010 performance.
Mexico
The Mexico region reported net sales of $103.9 million for the three months ended March 31, 2011. Net sales for the three months ended March 31, 2011 increased $32.1 million, or 44.7%, as compared to the same period in 2010. In local currency, net sales for the three months ended March 31, 2011 increased 36.5% as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact of $5.8 million on net sales for the three months ended March 31, 2011.
We believe that the growth in local currency sales is the result of increased distributor engagement as reflected by record 2011 sales leader retention of 57.9% compared to 50.4% in 2010. In addition, since the beginning of 2010 we have significantly expanded our distribution network and product access throughout the country.
Average active sales leaders in Mexico increased 23.2% for the three months ended March 31, 2011 as compared to the same period in 2010. Total sales leaders in Mexico increased 18.9% as of March 31, 2011, compared to March 31, 2010.
In January 2011, the region hosted a Future President’s Team Retreat and Future Millionaire Team Retreat with approximately 550 and 1,300 attendees, respectively.
South and Central America
The South and Central America region reported net sales of $125.3 million for the three months ended March 31, 2011. Net sales increased $34.0 million, or 37.2%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 28.4% for the three months ended March 31, 2011 as compared to the same period in 2010. The fluctuation of foreign currency rates had a $8.0 million favorable impact on net sales for the three months ended March 31, 2011. The increase in net sales for the three months ended March 31, 2011 was driven by increases in net sales in all but three countries in the region.

In Brazil, the region’s largest market, net sales increased $24.1 million, or 51.5%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 40.1% for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in local currency net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption DMOs. The fluctuation of foreign currency rates had a $5.3 million favorable impact on net sales in Brazil for the three months ended March 31, 2011. Sales leader retention in 2011 was a record 46.7% compared to 42.6% in 2010.
Venezuela, the region’s second largest market, experienced a net sales increase of $3.0 million, or 35.0%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 10.3% for the three months ended March 31, 2011 as compared to the same period in 2010. The sales growth in local currency was partially driven by price increases of 8% and 10% in July 2010 and November 2010, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela. Sales leader retention in 2011 was 42.0% compared to 31.2% in 2010.
Average active sales leaders in the region increased 13.8% for the three months ended March 31, 2011 as compared to the same period in 2010. Total sales leaders in the region increased 0.7% as of March 31, 2011 compared to March 31, 2010.
In February 2011, the region hosted two Extravaganzas in Buenos Aires, Argentina and Bogota, Colombia. Together, the events had over 15,000 attendees.
EMEA
The EMEA region reported net sales of $153.9 million for the three months ended March 31, 2011. Net sales increased $23.1 million, or 17.7%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 17.5% for the three months ended March 31, 2011 as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.2 million for the three months ended March 31, 2011. The increase in net sales for the three months ended March 31, 2011 was driven by increases in net sales in Russia, Commonwealth of Independent States, Italy and Ukraine, partially offset by a decrease in France.
Net sales in Italy, our largest market in the region, increased $2.3 million, or 8.0%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 9.3% for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in net sales was primarily driven by the transition to daily consumption DMOs from the traditional recruiting model. Sales leader retention for 2011 was 58.8% compared to 58.1% in 2010.
Net sales in Russia, our second largest market in the region, increased $8.9 million, or 94.2%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 90.2% for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club along with additional sales centers which have increased access to our products. Sales leader retention for 2011 was a record 69.6% compared to 60.4% in 2010.
Net sales in Spain, our third largest market in the region, increased $1.5 million, or 15.6%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales in Spain increased 17.0% for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment which was aided by our sponsorship of FC Barcelona. Sales leader retention for 2011 was a record 65.5% compared to 44.8% in 2011.
Net sales in France, our fourth largest market in the region, decreased $2.5 million, or 27.2%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales in France decreased 26.3% for the three months ended March 31, 2011 as compared to the same period in 2010. The decrease in net sales in France was mainly due to lower recruiting. Sales leader retention in 2011 was 43.5% compared to 36.6% in 2010.
Average active sales leaders in the region increased 12.2% for the three months ended March 31, 2011 as compared to the same period in 2010. Total sales leaders in the region increased 6.0% as of March 31, 2011 compared to March 31, 2010.
There were no major events for the region in the first quarter.

Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $199.3 million for the three months ended March 31, 2011. Net sales increased $58.3 million, or 41.3%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 35.6% for the three months ended March 31, 2011 as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact of $8.1 million on net sales for the three months ended March 31 2011. The increase in net sales for the three months ended March 31, 2011 was broad based with all but three countries in the region showing year-over-year net sales growth led by South Korea, India, Malaysia, and Indonesia.
Net sales in South Korea, our largest market in the region, increased $26.3 million, or 73.7%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 69.9% for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Mega and Premium Herbalife Opportunity Meetings. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.3 million for the three months ended March 31, 2011 as compared to the same period in 2010. Sales leader retention in 2011 was 38.1% compared to 36.5% in 2010.
Net sales in Taiwan, our second largest market in the region, increased $0.7 million, or 1.8%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales decreased 6.6% for the three months ended March 31, 2011 as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $3.1 million for the three months ended March 31, 2011 as compared to the same period in 2010. Sales leader retention in 2011 was 41.0% compared to 43.0% in 2010.
Net sales in India, our third largest market in the region, increased $16.6 million, or 164.7%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 160.9% for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in net sales for the three months ended March 31, 2011 was primarily driven by the successful adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.4 million for the three months ended March 31, 2011 as compared to the same period in 2010. Sales leader retention in 2011 was a record 32.9% compared to 31.5% in 2010.
Net sales in Malaysia, our fourth largest market in the region, increased $5.5 million, or 41.3%, for the three months ended March 31, 2011 as compared to the same period in 2010, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 27.7% for the three months ended March 31, 2011 as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.8 million for the three months ended March 31, 2011 as compared to the same period in 2010. Sales leader retention stayed constant in 2011 compared to 2010 at 32.6%.
Net sales in Japan, our fifth largest market in the region, decreased $0.1 million, or 0.5%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 1.8% for the three months ended March 31, 2011 as compared to the same period in 2010. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.3 million for the three months ended March 31, 2011 as compared to the same period in 2010. Sales leader retention in 2011 was a record 62.7% compared to 52.0% in 2010. The earthquake and resulting tsunami in early March do not appear to have had a significant negative impact on sales following these tragedies. Japan represented approximately 2% of our worldwide sales for the quarter ended March 31, 2011.
Average active sales leaders in the region increased 27.0% for the three months ended March 31, 2011 as compared to the same period in 2010. Total sales leaders in the region increased 22.1% as of March 31, 2011 compared to March 31, 2010.
There were no major events for the region in the first quarter.
China
Net sales in China were $45.7 million for the three months ended March 31, 2011. Net sales increased $13.3 million, or 41.0%, for the three months ended March 31, 2011 as compared to the same period in 2010. In local currency, net sales increased 36.3% for the three months ended March 31, 2011 as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact of $1.6 million on net sales for the three months ended March 31, 2010.

The current focus in China is to expand the Nutrition Club DMO to enhance the retail focus and thereby increase the emphasis on daily consumption DMOs. We believe that the Nutrition Club concept is slowly starting to gain traction as evidenced by the growth in clubs over the past year. While we believe the Nutrition Club DMO has tremendous potential to expand throughout China and achieve success similar to Taiwan and South Korea, we also realize that the process is still in its early development stage and will most likely build gradually over the next few years.
As of March 31, 2011, we had direct-selling licenses in 16 provinces and we were operating 71 retail stores in 30 provinces in China. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million.
Average active sales leaders in China increased 36.7% for the three months ended March 31, 2011 as compared to the same period in 2010. Total sales leaders in China increased 10.8% as of March 31, 2011 compared to March 31, 2010.
Sales by Product Category

	Three Months Ended March 31,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	% Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(In millions)
Weight Management	$806.1	$(383.7)	$422.4	$76.2	$498.6	$630.6	$(302.2)	$328.4	$58.8	$387.2	28.8%
Targeted Nutrition	291.5	(138.8)	152.7	27.5	180.2	225.7	(108.2)	117.5	21.1	138.6	30.0%
Energy, Sports and Fitness	57.5	(27.4)	30.1	5.4	35.5	42.1	(20.2)	21.9	3.9	25.8	37.6%
Outer Nutrition	59.1	(28.1)	31.0	5.6	36.6	50.6	(24.3)	26.3	4.7	31.0	18.1%
Literature, Promotional and Other	38.6	2.0	40.6	3.6	44.2	31.5	1.6	33.1	2.9	36.0	22.8%

Total	$1,252.8	$(576.0)	$676.8	$118.3	$795.1	$980.5	$(453.3)	$527.2	$91.4	$618.6	28.5%

Net sales for all product categories increased for the three months ended March 31, 2011 as compared to the same periods in 2010, mainly due to the factors described in the above discussions of the individual geographic regions.
Gross Profit
Gross profit was $632.3 million for the three months ended March 31, 2011, as compared to $478.2 million for the three months ended March 31, 2010. As a percentage of net sales, gross profit for the three months ended March 31, 2011 increased to 79.5%, as compared to 77.3% for the same period in 2010, or a favorable net increase of 220 basis points. 216 basis points of the favorable net increase related to circumstances surrounding Herbalife Venezuela and Venezuela’s highly inflationary economy, the circumstances of which are described in great detail throughout our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, or the 2010 10-K. Specifically, the 216 basis point increase resulted from the combination of (i) 206 favorable basis points from recognizing an unfavorable foreign exchange impact of $12.7 million during the first quarter 2010, relating to the incremental U.S. dollar cost of importing finished goods into Venezuela at the unfavorable parallel market rate rather than the CADIVI official rate, and (ii) 10 favorable basis points from the impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the SITME rate during the first quarter 2011, as opposed to being measured at the less favorable old parallel market rate during the first quarter 2010. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion on currency exchange rate issues in Venezuela. We believe that at least in the near term we will continue to have the ability to partially mitigate certain cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.
Royalty Overrides
Royalty overrides were $264.4 million for the three months ended March 31, 2011, as compared to $207.3 million for the same period in 2010. Royalty overrides as a percentage of net sales was 33.2% for the three months ended March 31, 2011, as compared to 33.5% for the same period in 2010. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our full-time sales employees and licensed business providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $244.5 million for the three months ended March 31, 2011, as compared to $206.9 million for the same period in 2010. Selling, general and administrative expenses as a percentage of net sales was 30.8% for the three months ended March 31, 2011, as compared to 33.4% for the same period in 2010.
The increase in selling, general and administrative expenses for the three months ended March 31, 2011 included $16.5 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses including $12.1 million in higher distributor promotion and event costs, $5.6 million in higher expenses related to China sales employees and licensed business providers, $2.3 million in higher credit card fees and $5.6 million in higher non-income tax expense; partially offset by lower foreign exchange losses of $10.3 million mainly due to a $11.4 million net foreign exchange loss related to Venezuela that was recorded during the three months ended March 31, 2010.
Net Interest Expense
Net interest expense is as follows:

	Three Months Ended
	March 31,	March 31,
Net Interest Expense	2011	2010
	(Dollars in millions)
Interest expense	3.3	2.4
Interest income	(0.7)	(0.5)

Net interest expense	$2.6	$1.9

The increase in net interest expense for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily due to the write-off of unamortized deferred financing cost related to the extinguishment of our Prior Credit Facility. See Liquidity and Capital Resources below for further discussion of the refinancing.
Income Taxes
Income taxes were $33.2 million for the three month ended March 31, 2011, as compared to $10.1 million for the same period in 2010. As a percentage of pre-tax income, the effective income tax rate was 27.5% for the three months ended March 31, 2011, as compared to 16.3% for the same period in 2010. The increase in the effective tax rate for the three months ended March 31, 2011, as compared to the same period in 2010, was primarily due to the conversion of Venezuela to a hyperinflationary currency in 2010, for which a $14.5 million deferred income tax benefit was recorded during the three months ended March 31, 2010, as well as a change in the operating effective rate reflecting changes in the country mix. See Note 12, Income Taxes, in the notes to the consolidated financial statements in the 2010 10-K for additional discussion on the income tax impact related to Venezuela becoming a highly inflationary economy.
Subsequent Events
On April 28, 2011, our shareholders approved a 2-for-1 split of our common shares. One additional common share will be distributed to our shareholders on or around May 17, 2011, for each common share held on May 10, 2011.
On May 2, 2011, we announced that our board of directors approved a post stock split cash dividend of $0.20 per common share, payable on June 7, 2011 to shareholders of record as of May 24, 2011.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $935.6 million. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain a revolving credit facility, recently executed on March 9, 2011, which had $520.0 million of undrawn capacity as of March 31, 2011.

For the three months ended March 31, 2011, we generated $107.5 million of operating cash flow, as compared to $87.4 million for the same period in 2010. The increase in cash generated from operations was primarily due to an increase in operating income of $59.4 million driven by a 28.5% growth in net sales for the three months ended March 31, 2011 as compared to the same period in 2010.
Capital expenditures, including capital leases, for the three months ended March 31, 2011 and 2010, were $28.3 million and $11.6 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $80 million to $90 million for all of 2011.
On March 9, 2011, we entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated its prior senior secured credit facility, or the Prior Credit Facility, that consisted of a term loan and a revolving credit facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. During March 2011, U.S. dollar borrowings under the New Credit Facility incurred interest at the base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. After March 2011, based on our consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility will bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. We, based on our consolidated leverage ratio, will pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.
In March 2011, we used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. We incurred approximately $5.5 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on our condensed consolidated balance sheet and are being amortized over the term of the New Credit Facility. On March 31, 2011 and December 31, 2010, the weighted average interest rate for borrowings under the New Credit Facility and the Prior Credit Facility was 1.99% and 1.75%, respectively.
The New Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2011, we were in compliance with these covenants.
During the three months ended March 31, 2011, we borrowed $235.7 million and $54.0 million under the New Credit Facility and the Prior Credit Facility, respectively, and paid a total of $55.7 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively.
The following summarizes our contractual obligations including interest at March 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					2016 &
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility, including expected interest	$197.8	$2.7	$7.2	$7.2	$180.7
Capital leases, including expected interest	2.7	1.6	1.1	—	—
Operating leases	168.4	31.9	65.8	43.0	27.7
Other	16.5	6.5	10.0	—	—

Total	$385.4	$42.7	$84.1	$50.2	$208.4

Off Balance Sheet Arrangements
At March 31, 2011 and December 31, 2010, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends
The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by the New Credit Facility, cash requirements, future prospects and other factors deemed relevant by our board of directors. The New Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
On February 22, 2011, we announced that our board of directors approved a quarterly cash dividend of $0.25 per common share in an aggregate amount of $14.8 million that was paid to shareholders on March 22, 2011. The aggregate amount of dividends declared and paid during the three months ended March 31, 2011 and 2010 were $14.8 million and $12.1 million, respectively.
Share Repurchases
On April 30, 2009, we announced that our board of directors authorized a new program for us to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by management. On May 3, 2010, our board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. We did not repurchase any common shares in the open market during the three months ended March 31, 2011. As of March 31, 2011, the remaining authorized capacity under our share repurchase program was approximately $776.7 million.
Stock Split
On February 18, 2011, our Board of Directors approved a two-for-one split of our common shares, subject to approval by our shareholders at our Annual General Meeting of Shareholders held on April 28, 2011. See Note 14, Subsequent Events, to the Notes to the Condensed Consolidated Financial Statements for further information on the stock split being approved by our shareholders on April 28, 2011.
Working Capital and Operating Activities
As of March 31, 2011 and December 31, 2010, we had positive working capital of $210.9 million, and $124.8 million, respectively. Cash and cash equivalents were $260.8 million at March 31, 2011 and $190.6 million at December 31, 2010.
We expect that cash and funds provided from operations and available borrowings under our revolving credit facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including amounts outstanding under our New Credit Facility, for the next twelve months.
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
In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar would be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our condensed consolidated financial statements. At March 31, 2011, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes.
In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on our consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in us recording a net pre-tax loss of $1.3 million U.S. dollars in our condensed consolidated statement of income for the three months ended March 31, 2011.
See the 2010 10-K for further information on Herbalife Venezuela and Venezuela’s high inflationary economy.
Consolidation of Herbalife Venezuela
We plan to continue our operation in Venezuela and to import products into Venezuela despite the foreign currency constraints. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements for U.S. GAAP purposes. Substantially all of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate.
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
As of March 31, 2011, Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities were approximately $9.0 million, and included approximately $13.1 million in Bolivar denominated cash and cash equivalents and approximately $4.8 million in U.S. dollar denominated cash. The majority of these Bolivar denominated assets and liabilities were remeasured at the regulated SITME rate. Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of our consolidated net sales for both the three months ended March 31, 2011 and 2010 and its total assets represented less than 3% of our consolidated total assets as of both March 31, 2011 and December 31, 2010.
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
On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of our trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010, the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010, Herbalife cross-appealed. The parties have reached a settlement of the case which they are in the process of documenting. Herbalife will incur no financial liability in this settlement.

Certain of our subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. We and our tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and we are vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, we received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $96 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, we initiated a formal administrative appeal process. In connection with the appeal of the assessment, we may be required to post bonds for some or all of the assessed amount. Therefore, in July 2010, we entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of our New Credit Facility. We did not record a provision as we, based on analysis and guidance from our advisors, do not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome in respect to this assessment or any additional assessments that may be issued for these or other periods. We believe that we have meritorious defenses and are vigorously pursuing the appeal, but final resolution of this matter could take several years.
These matters may take several years to resolve. While we believe we have meritorious defenses, it cannot be sure of their ultimate resolution. Although we have reserved amounts for certain matters that we believe represent the most likely outcome of the resolution of these related disputes, if we are incorrect in the assessment, we may have to record additional expenses, when it becomes probable that an increased potential liability is warranted.
Critical Accounting Policies
U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We regularly evaluate our estimates and assumptions related to revenue recognition, allowance for product returns, inventory reserves, share-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our operating results, financial condition and cash flows.
We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of March 31, 2011, we sold products in 75 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.4% of retail sales for both the three months ended March 31, 2011 and 2010.
We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $10.6 million and $9.4 million as of March 31, 2011 and December 31, 2010, respectively.
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
Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of March 31, 2011, and December 31, 2010, we had goodwill of approximately $102.9 million for both periods, and marketing related intangible assets of approximately $310.0 million for both periods No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2011 and 2010.
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
We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of March 31, 2011, and December 31, 2010, the aggregate notional amounts of these contracts outstanding were approximately $21.6 million and $32.1 million, respectively. At March 31, 2011, the outstanding contracts were expected to mature over the next nine months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2011, we recorded liabilities at fair value of $2.1 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, we recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2011.
As of March 31, 2011, and December 31, 2010, the majority of our outstanding foreign currency forward contracts had maturity dates of less than nine months with the majority of freestanding derivatives expiring within two months. There were no foreign currency option contracts outstanding as of March 31, 2011 and December 31, 2010.
The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At March 31, 2011
Buy BRL sell USD	1.69	$5.9	$0.2
Buy CLP sell EUR	685.00	$0.3	$—
Buy EUR sell ARS	5.72	$0.7	$—
Buy EUR sell AUD	1.42	$0.6	$—
Buy EUR sell CLP	681.97	$0.9	$—
Buy EUR sell GBP	0.88	$2.5	$—
Buy EUR sell JPY	112.68	$2.2	$0.1

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
Buy EUR sell MXN	16.65	$23.6	$0.3
Buy EUR sell MYR	4.29	$1.0	$—
Buy EUR sell RUB	40.33	$1.7	$—
Buy EUR sell USD	1.37	$81.6	$2.7
Buy EUR sell ZAR	9.88	$0.9	$—
Buy GBP sell EUR	0.87	$3.2	$—
Buy GBP sell ILS	5.74	$1.4	$—
Buy GBP sell USD	1.61	$6.3	$—
Buy INR sell USD	45.53	$0.8	$—
Buy JPY sell EUR	115.81	$0.3	$—
Buy JPY sell USD	81.50	$9.8	$(0.2)
Buy KRW sell USD	1,125.00	$14.2	$0.3
Buy MXN sell EUR	16.65	$4.7	$(0.1)
Buy MXN sell USD	12.16	$1.0	$—
Buy MYR sell EUR	4.28	$0.2	$—
Buy MYR sell USD	3.07	$12.3	$0.2
Buy PEN sell USD	2.81	$5.5	$—
Buy RUB sell USD	28.40	$0.7	$—
Buy USD sell BRL	1.69	$17.2	$(0.5)
Buy USD sell COP	1,905.21	$4.2	$(0.1)
Buy USD sell EUR	1.37	$65.9	$(2.2)
Buy USD sell GBP	1.60	$6.6	$—
Buy USD sell INR	45.48	$4.4	$(0.1)
Buy USD sell JPY	81.19	$2.5	$0.1
Buy USD sell KRW	1,123.70	$0.9	$—
Buy USD sell MXN	12.04	$1.7	$—
Buy USD sell MYR	3.06	$0.9	$—
Buy USD sell PHP	43.60	$3.2	$—
Buy USD sell RUB	29.36	$1.3	$—
Buy USD sell ZAR	7.07	$0.8	$—
Buy ZAR sell EUR	9.92	$0.7	$—
Buy ZAR sell USD	7.01	$0.2	$—

Total forward contracts		$292.8	$0.7

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2011 and December 31, 2010, the total amount of our foreign subsidiary cash was $245.6 million and $188.2 million, respectively, of which $21.3 million and $5.8 million, respectively, was invested in U.S. dollars.
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

In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar would be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our condensed consolidated financial statements. At March 31, 2011, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations and Venezuela’s high inflationary economy.
Interest Rate Risk
As of March 31, 2011, $180 million of borrowings under the New Credit Facility is expected to mature and expire on March 9, 2016. The fair value of our senior secured credit facility approximates the New Credit Facility’s carrying value of $180.0 million as of March 31, 2011 and the Prior Credit Facility’s carrying value of $174.9 million as of December 31, 2010. The New Credit Facility bears, and the Prior Credit Facility bore, a variable interest rate, and on March 31, 2011 and December 31, 2010, the weighted average interest rate of the New Credit Facility and the Prior Credit Facility was 1.99% and 1.75%, respectively.
During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on our prior term loan or against the variability in the LIBOR interest rate on the replacement debt. Our prior term loan was terminated in March 2011 and refinanced with the New Credit Facility with a LIBOR interest rate as discussed further in Note 3, Long-Term Debt, to the Notes to Condensed Consolidated Financial Statements. Our swaps remain effective and continue to be designated as cash flow hedges against the variability in the LIBOR interest rate on the New Credit Facility at LIBOR plus 1.50% to 2.50%, thereby now fixing our weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.
We formally assess, both at inception and at least quarterly thereafter, whether derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of March 31, 2011, the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of March 31, 2011, and December 31, 2010, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $5.7 million and $6.6 million, respectively.
Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the first quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	legal challenges to our network marketing program;

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
Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q, including under the heading “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See discussion under Note 4, Contingencies, to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
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
We distribute our products exclusively through approximately 2.3 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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
We estimate that, of our approximately 2.3 million independent distributors, we had approximately 368,000 sales leaders as of March 31, 2011. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.
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
From time to time we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. We understand that such materials are undergoing review by regulators in certain markets. Further, we periodically respond to requests from regulators for additional information regarding product-specific adverse events. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.
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
The FDA has published its final rule for current good manufacturing practice, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMNPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.
Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.
Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.
We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $35,000 as of March 31, 2011) per purported violation as well as costs of the trial. For the year ended December 31, 2010, our net sales in Belgium were approximately $16.8 million. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. An oral hearing was held on November 3, 2010. The Court issued an interim judgment on November 24, 2010 ordering the parties to address a change in the underlying Belgian statute. A hearing scheduled for March 2, 2011 was postponed until May 11, 2011. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.

On April 16, 2007 Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009 the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010 the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010 Herbalife cross-appealed. The parties have reached a settlement of the case which they are in the process of documenting. Herbalife will incur no financial liability in this settlement.
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

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. If any of these events were to occur it could result in a negative impact to our consolidated earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our 2010 10-K for a further discussion on Venezuela.
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
In 2005, China published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations were issued in 2005 and in 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that sell through employed sales personnel to customers and preferred customers. We provide training and certification procedures for sales personnel in China. We also have non-employee sales representatives who sell through our retail stores. Our sales representatives are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, and Chongqing. We have also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide services to Herbalife customers. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.
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
China enacted a labor contract law which took effect January 1, 2008 and on September 18, 2008 an implementing regulation took effect. On October 28, 2010 China enacted a social insurance law that will come into effect on July 1, 2011. We have reviewed and will continue to review our employment contracts and contractual relations with employees in China, which include certain of our employed sales personnel, and have made and will make such changes as we believe to be necessary or appropriate to bring these contracts and contractual relations into compliance with these laws and their implementing regulations. In addition, we continue to monitor the situation to determine how these laws and regulations will be implemented in practice. There is no guarantee that these laws will not adversely impact us, require us to change our treatment of our employed sales personnel, cause us to change our operating plan for China or otherwise have an adverse impact on our business operations in China.
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
Additionally, third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one of more of our products or marks will not be found to infringe upon third party intellectual property rights in the future. For example, in a pending action in the U.S. federal courts, the adidas companies have alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their “Trefoil” mark associated with such goods. They have also alleged that such uses of Herbalife’s Tri-Leaf device and certain Herbalife trademark applications constitute a breach of a 1998 agreement between the parties. The trial court has recently granted a partial summary judgment in favor of the adidas companies on its breach of contract claim, but this judgment contains no enforceable provisions directed at Herbalife’s conduct, nor does it impose monetary damages on Herbalife. We continue to contest adidas’ interpretation of the 1998 agreement and are considering an appeal of the partial summary judgment after trial on the remaining claims. We do not believe that we have breached the 1998 agreement, nor that we are infringing on any third party intellectual property rights. Nevertheless it remains possible that an adverse judgment on one or more outstanding claims might issue, awarding monetary damages and/or injunctive relief to adidas that could limit Herbalife’s ability to display its Tri-Leaf mark in connection with certain sports apparel, sports equipment, or sports-related marketing and services.
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
Our credit facility contains financial and operating covenants that restrict our and our subsidiaries’ ability to, among other things:
•	pay dividends, redeem share capital or capital stock and make other restricted payments and investments;

•	incur or guarantee additional debt;

•	impose dividend or other distribution restrictions on our subsidiaries;

•	create liens on our and our subsidiaries’ assets;

•	engage in transactions with affiliates; and

•	merge, consolidate or sell all or substantially all of our assets and the assets of our subsidiaries.
In addition, our credit facility requires us to meet certain financial ratios and financial conditions. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Failure to comply with these covenants could result in a default causing all amounts to become due and payable under our credit facility, which is secured by substantially all of our domestic assets, against which the lenders thereunder could proceed to foreclose.
If we do not comply with transfer pricing, customs duties, VAT, and similar regulations, then we may be subjected to additional taxes, duties, interest and penalties in material amounts, which could harm our financial condition and operating results.
As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing tax assessments in Spain, Brazil, and Mexico. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our revenue and earnings could be adversely affected. On May 7, 2010, we received an administrative assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $96 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome in respect to this assessment or any additional assessments that may be issued for these or other periods. We believe that we have meritorious defenses and are vigorously pursuing the appeal, but final resolution of this matter could take several years. Any adverse outcomes in these matters could have a material impact on our financial condition and operating results.
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

The Cayman Islands have provisions under the Companies Law to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies. These provisions, contained within Part XVA of the Companies Law, are broadly similar to the merger provisions as provided for under Delaware Law.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On January 19, 2011, warrants to purchase 242,718 common shares were exercised at an exercise price of $15.50 per common share. The holder of the warrant elected to use a cashless exercise feature of the warrants resulting in a net issuance of 187,807 common shares. The issuance was exempt from registration under Securities Act of 1933, as amended, in reliance on Section 4(2) as a transaction by an issuer not involving any public offering. No general solicitation or advertising was involved.
(b) None.
(c) Our original share repurchase program announced on April 18, 2007, expired on April 17, 2009 pursuant to its terms. On April 30, 2009, our board of directors authorized a new program to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by management. On May 3, 2010, our board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. We did not repurchase any common shares in the open market during the three months ended March 31, 2011. As of March 31, 2011, the remaining authorized capacity under the Company’s share repurchase program was approximately $776.7 million.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
None.
Item 5. Other Information
(a) None.
(b) None.

Item 6. Exhibits
(a) Exhibit Index:
EXHIBIT INDEX

Exhibit
Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1	Form of Share Certificate	(d)
10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
10.7
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
(a)
10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.14	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
10.15
Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.
(b)
10.16
Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.
(b)
10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.19
Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.
(d)

Exhibit
Number	Description	Reference
10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(n)
10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(n)
10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	*
10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	*
10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	*
10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	*
10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	*
10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	*
10.30#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(g)
10.31#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(g)
10.32#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(g)
10.33#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(g)
10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(h)
10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(h)
10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(h)
10.37#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(h)
10.38#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)
10.39#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.40#	Herbalife Ltd. Employee Stock Purchase Plan	(i)
10.41#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(j)
10.42#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)
10.43#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)
10.44#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)
10.45#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(k)
10.46#	Form of Independent Directors Stock Appreciation Right Award Agreement	(l)
10.47#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(l)
10.48#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(m)
10.49#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc., dated as of January 1, 2010.	(m)
10.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)
10.51#	Amended and Restated Non-Management Directors Compensation Plan	(n)

Exhibit
Number	Description	Reference
10.52#	Amendment to Form of Non-Employee Directors Stock Appreciation Right Award Agreement	(n)
10.53#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(o)
10.54#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(p)
10.55#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(p)
10.56#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(q)
10.57#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(q)
10.58
Form of Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd.., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema Document	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.LAB	Taxonomy Extension Label Linkbase Document	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith.
**	Furnished, not filed.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on June 1, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(j)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(l)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(m)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(o)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer

Dated: May 2, 2011