Form 10-Q
period 2011-06-30
HERBALIFE LTD.
filed 2011-08-01
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Number of shares of registrant’s common shares outstanding as of July 27, 2011 was 118,349,691

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
HERBALIFE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254,467	$190,550
Receivables, net of allowance for doubtful accounts of $2,436 (2011) and $3,202 (2010)	116,555	85,612
Inventories	219,034	182,467
Prepaid expenses and other current assets	104,815	93,963
Deferred income taxes	43,747	42,994

Total current assets	738,618	595,586

Property, at cost, net of accumulated depreciation and amortization of $167,385 (2011) and $166,912 (2010)	185,887	177,427
Deferred compensation plan assets	20,591	18,536
Deferred financing costs, net of accumulated amortization of $351 (2011) and $2,279 (2010)	5,378	998
Other assets	32,031	25,880
Marketing related intangibles and other intangible assets, net	312,155	310,894
Goodwill	104,959	102,899

Total assets	$1,399,619	$1,232,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$64,904	$43,784
Royalty overrides	184,652	162,141
Accrued compensation	61,131	69,376
Accrued expenses	153,956	141,867
Current portion of long-term debt	1,781	3,120
Advance sales deposits	62,908	35,145
Income taxes payable	13,333	15,383

Total current liabilities	542,665	470,816

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	158,797	175,046
Deferred compensation plan liability	23,813	20,167
Deferred income taxes	55,181	55,572
Other non-current liabilities	23,112	23,407

Total liabilities	803,568	745,008

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 118.2 million (2011) and 117.8 million (2010) shares outstanding	118	118
Paid-in-capital in excess of par value	271,749	248,693
Accumulated other comprehensive loss	(6,916)	(27,285)
Retained earnings	331,100	265,686

Total shareholders’ equity	596,051	487,212

Total liabilities and shareholders’ equity	$1,399,619	$1,232,220

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands, except per share amounts)
Product sales	$750,092	$589,373	$1,426,881	$1,116,595
Shipping & handling revenues	129,562	99,433	247,869	190,844

Net sales	879,654	688,806	1,674,750	1,307,439
Cost of sales	171,023	136,561	333,816	277,033

Gross profit	708,631	552,245	1,340,934	1,030,406
Royalty overrides	289,232	224,780	553,609	432,099
Selling, general & administrative expenses	266,225	211,110	510,751	417,993

Operating income	153,174	116,355	276,574	180,314
Interest expense, net	855	2,146	3,503	4,099

Income before income taxes	152,319	114,209	273,071	176,215
Income taxes	41,139	32,034	73,872	42,169

NET INCOME	$111,180	$82,175	$199,199	$134,046

Earnings per share:
Basic	$0.93	$0.69	$1.68	$1.12
Diluted	$0.88	$0.65	$1.57	$1.06
Weighted average shares outstanding:
Basic	119,007	119,054	118,609	119,686
Diluted	126,617	125,685	126,610	126,212
Dividends declared per share	$0.20	$0.10	$0.33	$0.20
See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$199,199	$134,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,657	34,403
Excess tax benefits from share-based payment arrangements	(19,544)	(4,463)
Share-based compensation expenses	11,103	10,820
Amortization of discount and deferred financing costs	435	248
Deferred income taxes	671	(15,053)
Unrealized foreign exchange transaction loss (gain)	5,452	(12,345)
Write-off of deferred financing costs	914	—
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	—	15,131
Other	899	1,619
Changes in operating assets and liabilities:
Receivables	(26,966)	(11,616)
Inventories	(26,489)	(12,172)
Prepaid expenses and other current assets	(6,391)	(15,099)
Other assets	(4,977)	(2,229)
Accounts payable	19,411	13,781
Royalty overrides	16,873	1,072
Accrued expenses and accrued compensation	(2,995)	5,670
Advance sales deposits	26,323	30,937
Income taxes payable	16,427	(4,846)
Deferred compensation plan liability	3,645	729

NET CASH PROVIDED BY OPERATING ACTIVITIES	250,647	170,633

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(44,428)	(23,917)
Proceeds from sale of property	190	6
Deferred compensation plan assets	(2,055)	686

NET CASH USED IN INVESTING ACTIVITIES	(46,293)	(23,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(38,689)	(24,061)
Borrowings from long-term debt	390,700	229,000
Principal payments on long-term debt	(408,329)	(235,715)
Deferred financing costs	(5,729)	—
Share repurchases	(115,287)	(79,220)
Excess tax benefits from share-based payment arrangements	19,544	4,463
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	8,280	4,400

NET CASH USED IN FINANCING ACTIVITIES	(149,510)	(101,133)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	9,073	(26,858)

NET CHANGE IN CASH AND CASH EQUIVALENTS	63,917	19,417
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	190,550	150,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$254,467	$170,218

CASH PAID DURING THE PERIOD
Interest paid	$4,062	$4,988

Income taxes paid	$49,738	$58,718

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products through a network of approximately 2.3 million independent distributors, except in China, where the Company currently sells its products through retail stores, sales representatives, sales employees and licensed business providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.
2. Significant Accounting Policies
Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2010 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. The Company’s unaudited condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2011, and for the three and six months ended June 30, 2011 and 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 10-K. Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
On April 28, 2011, the Company’s shareholders approved a two-for-one stock split, or the stock split, of the Company’s common shares. One additional common share was distributed to the Company’s shareholders on or around May 17, 2011, for each common share held on May 10, 2011. All references in the financial statements and notes to number of shares and per share amounts have been retrospectively adjusted for all periods presented to reflect the stock split.
New Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net and comprehensive income in either one or two consecutive financial statements and eliminates the option to present other comprehensive income in the statement of changes in shareholders’ equity. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.

Change in Accounting Principle
In the second quarter of 2011, the Company changed its method of accounting for excess tax benefits recognized as a result of the exercise of employee stock options, stock appreciation rights, or SARs, and other share-based equity grants, from the tax-law-ordering method to the with-and-without method. Under the tax law ordering method, the deduction for share-based compensation is applied against income tax liabilities before other credits are applied, such as foreign tax credits. The with-and-without method applies the deduction for share-based compensation against taxable income after other credits have been applied against taxable income, to the extent allowable and subject to applicable limitations. The with-and-without method separately determines the impact of the tax benefit from share-based compensation after considering the tax effects related to the Company’s on-going operations. A benefit is recorded when deductions for share-based compensation reduce taxes payable or increase tax refund receivable. The Company believes that the with-and-without method is a preferable method of determining the benefit applicable to share-based compensation because it better reflects the Company’s ongoing operations. This change in accounting method primarily impacts the allocation of income taxes and tax benefits between continuing operations, deferred tax items, and additional paid in capital for financial reporting purposes, but it does not have any impact on the ultimate amount of income tax reported on the Company’s income tax returns and it does not impact the Company’s income taxes payable included within its accompanying consolidated balance sheet. This change in accounting principle does not impact the consolidated financial statements related to fiscal years prior to 2010.
This change in accounting principle is applied to all periods presented and the following tables summarize the impact of this change on the Company’s consolidated financial statements, and as applicable, to the notes to the consolidated financial statements:
Consolidated Balance Sheet

	December 31, 2010
	As Previously
	Reported	As Adjusted
	(in thousands)
Paid-in capital in excess of par value	$257,375	$248,693
Retained earnings	$257,004	$265,686
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
	(In thousands, except per share amount)
Income Taxes	$32,276	$32,034	$42,411	$42,169
Net Income	$81,933	$82,175	$133,804	$134,046
Basic earnings per share (1)	$0.69	$0.69	$1.12	$1.12
Diluted earnings per share (1)	$0.66	$0.65	$1.07	$1.06

(1)	Basic and diluted earnings per share, as previously reported, for the three and six months ended June 30, 2010, have also been adjusted to reflect the stock split.
Common Share Amounts Used to Compute Basic and Diluted Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
	As Previously		As Previously
	Reported (1)	As Adjusted	Reported (1)	As Adjusted
	(In thousands)
Weighted average shares used in basic computations	119,054	119,054	119,686	119,686
Dilutive effect of exercise of equity grants outstanding	4,742	6,221	4,694	6,128
Dilutive effect of warrants	410	410	398	398

Weighted average shares used in diluted computations	124,206	125,685	124,778	126,212

(1)	Basic and diluted weighted shares outstanding, as previously reported, for the three and six months ended June 30, 2010, have been adjusted to reflect the stock split

Consolidated Statement of Cash Flows

	Six Months Ended
	June 30, 2010
	As Previously
	Reported	As Adjusted
	(In thousands)
Net Income	$133,804	$134,046
Excess tax benefits from share-based payment arrangements	$(4,705)	$(4,463)
Income taxes payable	$(4,604)	$(4,846)
Net cash provided by operating activities	$170,391	$170,633
Excess tax benefits from share-based payment arrangements	$4,705	$4,463
Net cash used in financing activities	$(100,891)	$(101,133)
If the Company had not changed from the prior tax law ordering method of accounting for excess tax benefits in the second quarter of fiscal year 2011, income taxes, net income and earnings per share would have been reflected as noted below:
Consolidated Statements of Income

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	As Computed Under Prior Method
	(In thousands, except per share amount)
Income Taxes	$43,022	$76,205
Net Income	$109,297	$196,866
Basic earnings per share	$0.92	$1.66
Diluted earnings per share	$0.88	$1.58
Venezuela
In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from Petróleos de Venezuela, S.A., a Venezuelan state-owned petroleum company, for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on the Company’s consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in the Company recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its condensed consolidated statement of income for the six months ended June 30, 2011.
As of June 30, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $13.7 million, and included approximately $20.0 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate. Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of the Company’s consolidated net sales for both the six months ended June 30, 2011 and 2010 and its total assets represented less than 3% of the Company’s consolidated total assets as of both June 30, 2011 and December 31, 2010.
See the Company’s 2010 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.
3. Inventories
Inventories consist primarily of finished goods available for resale and the following are the major classes of inventory:

	June 30,	December 31,
	2011	2010
	(In millions)
Raw materials	$21.0	$13.7
Work in process	1.2	0.6
Finished goods	196.8	168.2

Total	$219.0	$182.5

Total inventories are presented net of the reserves for obsolete and slow moving inventory of $10.8 million and $9.4 million at June 30, 2011 and December 31, 2010, respectively.

4. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2011	2010
	(In millions)
Borrowings under the prior senior secured credit facility	$—	$174.9
Borrowings under the new senior secured revolving credit facility	158.0	—
Capital leases	2.2	2.9
Other debt	0.4	0.3

Total	160.6	178.1
Less: current portion	1.8	3.1

Long-term portion	$158.8	$175.0

Interest expense was $3.1 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively, and $6.4 million and $5.0 million for the six months ended June 30, 2011 and 2010, respectively. Interest expense for the six months ended June 30, 2011 included a $0.9 million write—off of unamortized deferred financing costs resulting from the extinguishment of the prior senior secured credit facility, or the Prior Credit Facility, as discussed below.
On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated its Prior Credit Facility, that consisted of a term loan and a revolving credit facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. During March 2011, U.S. dollar borrowings under the New Credit Facility incurred interest at the base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. After March 2011, based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.
In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on the Company’s condensed consolidated balance sheet and are being amortized over the term of the New Credit Facility. On June 30, 2011 and December 31, 2010, the weighted average interest rate for borrowings under the New Credit Facility and the Prior Credit Facility was 1.97% and 1.75%, respectively.
The New Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of June 30, 2011, the Company was compliant with its debt covenants.
During the three months ended March 31, 2011, the Company borrowed $235.7 million and $54.0 million under the New Credit Facility and Prior Credit Facility, respectively, and paid a total of $55.7 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively. During the three months ended June 30, 2011, the Company borrowed $101.0 million under the New Credit Facility and paid a total of $123.0 million of the New Credit Facility. As of June 30, 2011, the U.S. dollar amount outstanding under the New Credit Facility was $158.0 million. There were no outstanding foreign currency borrowings as of June 30, 2011 under the New Credit Facility. As of December 31, 2010, the amounts outstanding under the Prior Credit Facility, consisting of a term loan and revolving facility, were $143.9 million and $31.0 million, respectively.

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
On April 16, 2007, Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007, the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009, the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010, the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed that judgment and on June 21, 2010, Herbalife cross-appealed. The parties entered a joint stipulation of dismissal with the Court on May 24, 2011.
Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $97 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. The Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment. Prior to the nullification the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s New Credit Facility. These arrangements with the insurance companies remain in place in the event that the assessment is re-issued. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss would be probable if the assessment is re-issued or if any additional assessment is issued. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued.
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

6. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In millions)
Net income	$111.2	$82.2	$199.2	$134.0
Unrealized (loss) gain on derivative instruments, net of taxes	(0.1)	2.5	0.2	4.6
Foreign currency translation adjustment	5.3	(15.1)	20.2	(20.3)

Comprehensive income	$116.4	$69.6	$219.6	$118.3

7. Segment Information
The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB Accounting Standards Codification, or ASC Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its manufacturing facility located in Lake Forest, California, and are then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products by the Company to distributors and are categorized based on the distributors’ geographic location.
As of June 30, 2011, the Company sold products in 75 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$179.4	$161.6	$341.6	$308.3
Mexico	113.9	80.9	217.8	152.7
Others	535.0	395.1	1,018.3	762.8

Total Primary Reporting Segment	828.3	637.6	1,577.7	1,223.8
China	51.4	51.2	97.1	83.6

Total Net Sales	$879.7	$688.8	$1,674.8	$1,307.4

Contribution Margin(1)(2)(3):
Primary Reporting Segment
United States	$77.7	$66.0	$146.1	$131.1
Mexico	51.0	32.2	91.4	57.1
Others	245.6	182.4	464.5	333.6

Total Primary Reporting Segment	374.3	280.6	702.0	521.8
China	45.1	46.8	85.4	76.5

Total Contribution Margin	$419.4	$327.4	$787.4	$598.3

Selling, general and administrative expenses	266.2	211.1	510.8	418.0
Interest expense, net	0.9	2.1	3.5	4.1

Income before income taxes	152.3	114.2	273.1	176.2
Income taxes	41.1	32.0	73.9	42.2

Net Income	$111.2	$82.2	$199.2	$134.0

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(In millions)
Net sales by product line:
Weight Management	$552.3	$430.5	$1,050.9	$817.7
Targeted Nutrition	197.3	159.8	377.5	298.4
Energy, Sports and Fitness	43.4	30.1	78.9	55.9
Outer Nutrition	37.0	31.0	73.6	62.0
Literature, promotional and other(4)	49.7	37.4	93.9	73.4

Total Net Sales	$879.7	$688.8	$1,674.8	$1,307.4

Net sales by geographic region:
North America	$185.2	$166.4	$352.2	$317.7
Mexico	113.9	80.9	217.8	152.7
South and Central America	130.1	82.8	255.4	174.1
EMEA	162.0	135.6	315.9	266.4
Asia Pacific	237.1	171.9	436.4	312.9
China	51.4	51.2	97.1	83.6

Total Net Sales	$879.7	$688.8	$1,674.8	$1,307.4

(1)
Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for a description of net sales, cost of sales and royalty overrides.

(2)
In the third quarter of 2010, the Company changed its method of allocation for certain costs to its business segments. Historical information presented has been reclassified to conform to the current presentation. This change had no effect on the Company’s consolidated statements of income.

(3)
Compensation to China sales employees and service fees to China licensed business providers totaling $23.7 million and $24.3 million for the three months ended June 30, 2011 and 2010, respectively, and $45.5 million and $40.5 million for the six months ended June 30, 2011 and 2010, respectively, is included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.

(4)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.
As of June 30, 2011 and December 31, 2010, total assets for the Company’s Primary Reporting Segment were $1,322.9 million and $1,162.1 million, respectively. As of June 30, 2011 and December 31, 2010, total assets for the China segment were $76.7 million and $70.1 million, respectively.
8. Share-Based Compensation
The Company has share-based compensation plans, which are more fully described in Note 9, Share-based Compensation, to the Consolidated Financial Statements in the 2010 10-K. During the six months ended June 30, 2011, the Company granted stock awards subject to continued service, consisting of stock units and stock appreciation rights, with vesting terms fully described in the 2010 10-K.
For the three months ended June 30, 2011 and 2010, share-based compensation expense amounted to $5.5 million for both periods. For the six months ended June 30, 2011 and 2010, share-based compensation expense amounted to $11.1 million and $10.8 million, respectively. As of June 30, 2011, the total unrecognized compensation cost related to all non-vested stock awards was $46.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.
All share and per share data have been adjusted for the two-for-one stock split discussed in Note 2, Significant Accounting Policies.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & Stock Appreciation Rights	Awards	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2010	12,780	$14.38	5.7 years	$253.1
Granted	1,212	$52.56
Exercised	(1,963)	$12.20
Forfeited	(107)	$19.28

Outstanding at June 30, 2011	11,922	$18.59	5.8 years	$465.6

Exercisable at June 30, 2011	5,850	$12.82	4.1 years	$262.2

		Weighted
		Average
		Grant Date	Aggregate
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value	Fair Value
	(In thousands)		(In millions)
Outstanding and nonvested December 31, 2010	1,160.5	$13.76	$16.0
Granted	22.8	$41.68	0.9
Vested	(427.7)	$17.65	(7.6)
Forfeited	(10.0)	$12.54	(0.1)

Outstanding and nonvested at June 30, 2011	745.6	$12.40	$9.2

The weighted-average grant date fair value of stock awards granted during the three months ended June 30, 2011 and 2010 was $21.01 and $10.99, respectively. The weighted-average grant date fair value of stock awards granted during the six months ended June 30, 2011 and 2010 was $21.01 and $10.82, respectively. The total intrinsic value of stock awards exercised during the three months ended June 30, 2011 and 2010, was $47.1 million and $7.5 million, respectively. The total intrinsic value of stock awards exercised during the six months ended June 30, 2011 and 2010, was $64.0 million and $13.4 million, respectively.
The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach which was adopted in the second quarter of 2011. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of June 30, 2011, and December 31, 2010, the Company had $11.0 million and $8.7 million, respectively, of unrealized excess tax benefits. See Note 2, Significant Accounting Policies, for further discussion of the Company’s change in accounting principle from the tax-law-ordering method to the with-and-without approach.
9. Income Taxes
As of June 30, 2011, the total amount of unrecognized tax benefits, related interest and penalties was $32.1 million, $5.5 million and $1.4 million, respectively. During the six months ended June 30, 2011, the Company recorded tax, interest and penalties related to uncertain tax positions of $3.9 million, $1.0 million and $0.2 million respectively which were reduced by the expiration of the statutes of limitations for tax of $3.4 million, interest of $1.1 million, and penalties of $0.1 million which resulted in a year to date net increase for tax and penalties of $0.5 million and $0.1 million, respectively, and a net decrease for interest of $0.1 million. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $32.1 million of unrecognized tax benefits, $5.5 million of interest and $1.4 million of penalties, would impact the effective tax rate.
During the six months ended June 30, 2011, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009, 11% tax rate in 2010, and is subject to a graduated rate of 12% in 2011. The tax rate will gradually increase to a maximum rate of 25% in 2013.

10. Derivative Instruments and Hedging Activities
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s New Credit Facility, which is a variable rate credit facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at June 30, 2011, the Company is hedging certain of its monthly interest rate exposures over approximately two years and one month.
During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on the Company’s term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on the replacement debt. The Company’s term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the New Credit Facility as discussed further in Note 4, Long-Term Debt. The Company’s swaps remain effective and continue to be designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the New Credit Facility at LIBOR plus 1.50% to 2.50%, fixing the Company’s weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.
The Company formally assesses both at inception and at least quarterly thereafter, whether derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of June 30, 2011, the hedge relationships continued to qualify as effective hedges under FASB ASC Topic 815, Derivatives and Hedging, or ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At June 30, 2011 and December 31, 2010, the Company recorded the interest rate swaps as liabilities at their fair value of $6.2 million and $6.6 million, respectively.
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
The Company designates as cash-flow hedges those foreign currency forward contracts it entered into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.
As of June 30, 2011, and December 31, 2010, the aggregate notional amounts of cash-flow designated hedge contracts outstanding were approximately $33.0 million and $32.1 million, respectively. At June 30, 2011, the outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. As of June 30, 2011, the Company recorded liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, the Company recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended June 30, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2011.

As of June 30, 2011, and December 31, 2010, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month and three months, respectively. There were no foreign currency option contracts outstanding as of June 30, 2011, and December 31, 2010. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of June 30, 2011.
Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2011 and 2010:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(0.6)	$8.3	$(2.5)	$13.3
Interest rate swaps	$(1.5)	$(3.3)	$(1.5)	$(5.9)
The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2011 and 2010:

	Amount of Gain (Loss)
	Recognized in Income				Location of Gain
	For the Three Months Ended		For the Six Months Ended		(Loss)
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	$(0.1)	$—	$—	$(0.1)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(1.8)	$(1.7)	$1.1	$(9.2)	Selling, general and administrative expenses

(1)
For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2011 and 2010:

					Location of Gain
	Amount of Gain (Loss) Reclassified				(Loss)
	from Accumulated				Reclassified
	Other Comprehensive				from Accumulated
	Loss into Income				Other Comprehensive
	For the Three Months Ended		For the Six Months Ended		Loss into Income
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	(Effective Portion)
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$(0.1)	$(0.1)	$(0.3)	$(0.7)	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$(0.9)	$2.9	$(1.5)	$4.6	Selling, general and administrative expenses
Interest rate contracts	$(0.9)	$(0.9)	$(1.8)	$(1.8)	Interest expense, net
The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of June 30, 2011, and December 31, 2010.
11. Shareholders’ Equity
Dividends
The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, restrictions imposed by the New Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The New Credit Facility entered into on March 9, 2011, permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
On February 22, 2011, the Company announced that its board of directors approved a cash dividend of $0.13 per common share in an aggregate amount of $14.8 million that was paid to shareholders on March 22, 2011. On May 2, 2011, the Company announced that its board of directors approved a cash dividend of $0.20 per common share in an aggregate amount of $23.9 million that was paid to shareholders on June 7, 2011.
The aggregate amount of dividends declared and paid during the three months ended June 30, 2011 and 2010 were $23.9 million and $12.0 million, respectively. The aggregate amount of dividends declared and paid during the six months ended June 30, 2011 and 2010 were $38.7 million and $24.1 million, respectively.
Share Repurchases
On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. The New Credit Facility permits repurchase of common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
The Company did not repurchase any common shares in the open market during the three months ended March 31, 2011. During the three months ended June 30, 2011, the Company repurchased approximately 1.8 million of its common shares through open market purchases at an aggregate cost of approximately $98.8 million or an average cost of $54.15 per share. As of June 30, 2011, the remaining authorized capacity under the Company’s share repurchase program was approximately $677.9 million.
The aggregate purchase price of any common shares repurchased is reflected as a reduction to shareholders’ equity. The Company allocates the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.
The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted, pursuant to the Company’s share-based compensation plans, is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above.

Stock Split
On April 28, 2011, the Company’s shareholders approved a 2-for-1 split of the Company’s common shares. One additional common share was distributed to the Company’s shareholders on or around May 17, 2011, for each common share held on May 10, 2011. All common shares subject to outstanding equity awards and warrants, as well as the number of common shares reserved for issuance under the Company’s share-based compensation plans, were adjusted proportionately.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Weighted average shares used in basic computations	119,007	119,054	118,609	119,686
Dilutive effect of exercise of equity grants outstanding	7,350	6,221	7,748	6,128
Dilutive effect of warrants	260	410	253	398

Weighted average shares used in diluted computations	126,617	125,685	126,610	126,212

There were an aggregate of 1.2 million of equity grants that were outstanding during both the three and six months ended June 30, 2011, and an aggregate of 4.1 million and 4.4 million of equity grants that were outstanding during the three and six months ended June 30, 2010, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.
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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of only Level 2 derivatives and are shown below at their gross values at June 30, 2011 and December 31, 2010:
Fair Value Measurements at Reporting Date Using

		Significant	Significant
		Other	Other
		Observable	Observable
		Inputs	Inputs
		(Level 2)	(Level 2)
	Derivative Balance	Fair Value at	Fair Value at
	Sheet	June 30,	December 31,
	Location	2011	2010
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to intercompany management fee hedges	Prepaid expenses and other current assets	$—	$0.6
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.4	$2.3

		$0.4	$2.9

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$1.9	$0.8
Interest rate swaps	Accrued expenses	$6.2	$6.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$0.4	$3.0

		$8.5	$10.4

14. Subsequent Events
On August 1, 2011, the Company announced that its board of directors approved a cash dividend of $0.20 per common share, payable on August 29, 2011 to shareholders of record as of August 15, 2011.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.7 billion for the year ended December 31, 2010. As of June 30, 2011, we sold our products in 75 countries through a network of approximately 2.3 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales employees and licensed business providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, has been the primary reasons for our success throughout our 31-year operating history.
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
While we continue to monitor the current global financial crisis, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMO, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management also continues to monitor the Venezuela market and especially the limited ability to repatriate cash.
We report revenue from our six regions:
•	North America;
•	Mexico;
•	South and Central America;
•	EMEA, which consists of Europe, the Middle East and Africa;
•	Asia Pacific (excluding China); and
•	China.
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

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
	(Volume points in millions)
North America	259.0	242.8	6.7%	502.0	463.0	8.4%
Mexico	174.1	137.8	26.3%	338.6	262.0	29.2%
South & Central America	129.1	96.2	34.2%	254.2	197.2	28.9%
EMEA	136.9	127.5	7.4%	274.9	247.0	11.3%
Asia Pacific (excluding China)	243.8	191.6	27.2%	442.5	343.8	28.7%
China	37.6	41.2	(8.7)%	70.4	66.8	5.4%

Worldwide	980.5	837.1	17.1%	1,882.6	1,579.8	19.2%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change

North America	55,920	49,120	13.8%	54,234	47,475	14.2%
Mexico	46,365	36,848	25.8%	44,422	35,664	24.6%
South & Central America	33,064	27,173	21.7%	32,017	27,195	17.7%
EMEA	37,624	32,904	14.3%	36,792	32,474	13.3%
Asia Pacific (excluding China)	45,501	34,871	30.5%	43,006	33,387	28.8%
China	8,375	6,676	25.4%	7,824	5,997	30.5%
Worldwide(1)	218,224	180,132	21.1%	211,630	174,923	21.0%

(1)
Worldwide Average Active Sales Leaders may not equal the sum of the Average Active Sales Leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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
Our “contribution margins” consist of net sales less cost of sales and royalty overrides.
“Selling, general and administrative expenses” represent our operating expenses, components of which include labor and benefits, sales events, professional fees, travel and entertainment, distributor marketing, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.
Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward and option contracts to partially mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results
Net sales for the three and six months ended June 30, 2011 were $879.7 million and $1,674.8 million, respectively. Net sales increased $190.8 million, or 27.7%, and $367.3 million, or 28.1%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales for the three and six months ended June 30, 2011 increased 19.9% and 22.1%, respectively, as compared to the same periods in 2010. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement as reflected by record 2011 sales leader retention and an increase in average active sales leaders; branding activities and increased distributor recruiting.
Net income for the three and six months ended June 30, 2011 was $111.2 million, or $0.88 per diluted share, and $199.2 million, or $1.57 per diluted share, respectively. Net income increased $29.0 million, or 35.3%, and $65.2 million, or 48.6%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase for the three months ended June 30, 2011 was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher salaries, bonuses and benefits, higher distributor promotion and event costs, higher professional fees, higher foreign exchange losses and higher non-income tax expense such as sales tax and value added tax. Net income for the three months ended June 30, 2010 was favorably impacted by foreign exchange gain related to Venezuela, as described below. The increase for the six months ended June 30, 2011 was due to the same factors mentioned above; and also partially offset by higher expenses related to China sales employees and licensed business providers. In addition, net income for the six months ended June 30, 2010 was also negatively impacted by matters related to Venezuela, as described below.
Net income for the six months ended June 30, 2011 included a $0.9 million pre-tax ($0.7 million post-tax) additional interest expense from the write-off of unamortized deferred financing costs resulting from the debt refinancing arrangement in March 2011. See Note 4, Long Term Debt, to the Notes to Condensed Consolidated Financial Statements for further information on our debt refinancing.
Net income for the three months ended June 30, 2010 included a $4.0 million pre-tax ($2.6 million post-tax) foreign exchange gain in our Venezuelan subsidiary, Herbalife Venezuela, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate of 8.3 Bolivars per U.S. dollar. Net income for the six months ended June 30, 2010 also included a $15.1 million unfavorable impact related to remeasurement of monetary assets and liabilities resulting from Venezuela being designated as a highly inflationary economy beginning January 1, 2010; a $12.7 million unfavorable impact related to incremental U.S. dollar costs of 2009 imports into Venezuela which were recorded at the unfavorable parallel market exchange rate and were not devalued based on 2010 exchange rates but rather recorded to cost of sales at their historical dollar costs as products were sold in the first quarter of 2010; a $3.7 million favorable impact resulting from receipt of U.S. dollars approved by the Venezuelan government’s Foreign Exchange Commission, or CADIVI, at the official exchange rate relating to 2009 product importations which were previously registered with CADIVI and a $14.5 million one-time favorable impact to income taxes related to Venezuela becoming a highly inflationary economy. See the discussion below under Liquidity and Capital Resources — Venezuela for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.
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
The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.4	19.8	19.9	21.2

Gross profit	80.6	80.2	80.1	78.8
Royalty overrides(1)	32.9	32.7	33.1	33.0
Selling, general and administrative expenses(1)	30.3	30.6	30.5	32.0

Operating income	17.4	16.9	16.5	13.8
Interest expense, net	0.1	0.3	0.2	0.3

Income before income taxes	17.3	16.6	16.3	13.5
Income taxes	4.7	4.7	4.4	3.2

Net income	12.6%	11.9%	11.9%	10.3%

(1)
Compensation to our China sales employees and service fees to our licensed business providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended June 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(Dollars in millions)
North America	$294.2	$(139.9)	$154.3	$30.9	$185.2	$265.0	$(126.2)	$138.8	$27.6	$166.4	11.3%
Mexico	183.9	(89.7)	94.2	19.7	113.9	130.7	(63.8)	66.9	14.0	80.9	40.8%
South & Central America	212.0	(100.3)	111.7	18.4	130.1	136.4	(65.9)	70.5	12.3	82.8	57.1%
EMEA	261.5	(126.0)	135.5	26.5	162.0	218.7	(105.4)	113.3	22.3	135.6	19.5%
Asia Pacific	370.5	(167.5)	203.0	34.1	237.1	274.6	(125.9)	148.7	23.2	171.9	37.9%
China	58.6	(7.2)	51.4	—	51.4	58.1	(6.9)	51.2	—	51.2	0.4%

Worldwide	$1,380.7	$(630.6)	$750.1	$129.6	$879.7	$1,083.5	$(494.1)	$589.4	$99.4	$688.8	27.7%

	Six Months Ended June 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(Dollars in millions)
North America	$560.0	$(266.9)	$293.1	$59.1	$352.2	$505.6	$(240.9)	$264.7	$53.0	$317.7	10.9%
Mexico	351.9	(171.7)	180.2	37.6	217.8	246.8	(120.5)	126.3	26.4	152.7	42.6%
South & Central America	417.6	(198.5)	219.1	36.3	255.4	288.3	(138.9)	149.4	24.7	174.1	46.7%
EMEA	509.8	(245.4)	264.4	51.5	315.9	428.0	(205.8)	222.2	44.2	266.4	18.6%
Asia Pacific	684.8	(311.8)	373.0	63.4	436.4	501.7	(231.3)	270.4	42.5	312.9	39.5%
China	109.4	(12.3)	97.1	—	97.1	93.6	(10.0)	83.6	—	83.6	16.1%

Worldwide	$2,633.5	$(1,206.6)	$1,426.9	$247.9	$1,674.8	$2,064.0	$(947.4)	$1,116.6	$190.8	$1,307.4	28.1%

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
The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three and six months ended June 30, 2011 as compared to the same periods in 2010, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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
North America
The North America region reported net sales of $185.2 million and $352.2 million for the three and six months ended June 30, 2011, respectively. Net sales increased $18.8 million, or 11.3%, and $34.5 million, or 10.9%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 11.1% and 10.7% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The overall increase in net sales in the region in both periods was a result of net sales growth in the U.S. of $17.7 million, or 11.0%, and $33.2 million, or 10.8%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.
In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption DMO, especially the Nutrition Club DMO, and its extension into Commercial Clubs, along with the continued development of the Weight Loss Challenge DMO. The success of these DMOs has resulted in higher levels of distributor engagement and momentum.
Average active sales leaders in the region increased 13.8% and 14.2% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Average active sales leaders in the U.S. increased 14.0% and 14.5% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 9.1% as of June 30, 2011 compared to June 30, 2010.
The region hosted Leadership Development Weekends in April where there were more than 14,000 total attendees in 18 cities.
Mexico
The Mexico region reported net sales of $113.9 million and $217.8 million for the three and six months ended June 30, 2011, respectively. Net sales for the three and six months ended June 30, 2011 increased $33.0 million, or 40.8%, and $65.1 million, or 42.6%, respectively, as compared to the same periods in 2010. In local currency, net sales for the three and six months ended June 30, 2011 increased 31.3% and 33.8%, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact of $7.6 million and $13.4 million on net sales for the three and six months ended June 30, 2011, respectively.
We believe that the growth in local currency sales is the result of increased distributor engagement. In addition, since the beginning of 2010 we have significantly expanded our distribution network and product access throughout the country.
Average active sales leaders in Mexico increased 25.8% and 24.6% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in Mexico increased 21.5% as of June 30, 2011, compared to June 30, 2010.
The region hosted Leadership Development Weekends in May where there were more than 11,000 total attendees in 6 cities.
South and Central America
The South and Central America region reported net sales of $130.1 million and $255.4 million for the three and six months ended June 30, 2011, respectively. Net sales increased $47.3 million, or 57.1%, and $81.3 million, or 46.7%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 43.5% and 35.5% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had an $11.3 million and $19.5 million favorable impact on net sales for the three and six months ended June 30, 2011, respectively. The increase in net sales for the three and six months ended June 30, 2011 was primarily due to increases in net sales in all countries in the region, led by Brazil and Venezuela.

In Brazil, the region’s largest market, net sales increased $25.7 million, or 54.1%, and $49.8 million, or 52.8%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 37.3% and 38.7% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in local currency net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption DMOs. The fluctuation of foreign currency rates had an $8.0 million and $13.3 million favorable impact on net sales in Brazil for the three and six months ended June 30, 2011, respectively.
Venezuela, the region’s second largest market, experienced a net sales increase of $5.0 million, or 64.0%, and $8.0 million, or 48.8%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 38.3% and 23.6% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The sales growth in local currency in both periods was partially driven by price increases of 8% and 10% in July 2010 and November 2010, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.
Average active sales leaders in the region increased 21.7% and 17.7% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 5.9% as of June 30, 2011 compared to June 30, 2010.
In April, the region hosted three Extravaganzas in Brazil with a total of almost 15,000 attendees. In June, the region also hosted Leadership Development Weekends in 14 cities with a total of almost 13,000 attendees.
EMEA
The EMEA region reported net sales of $162.0 million and $315.9 million for the three and six months ended June 30, 2011, respectively. Net sales increased $26.4 million, or 19.5%, and $49.5 million, or 18.6%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 7.5% and 12.4% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $16.3 million and $16.5 million for the three and six months ended June 30, 2011, respectively. The increase in net sales for the three and six months ended June 30, 2011 was driven by increases in Russia, Italy, Spain and certain Eastern European markets, partially offset by a decrease in France.
Net sales in Italy, our largest market in the region, increased $4.0 million, or 13.2%, and $6.3 million, or 10.6%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 0.2% and 4.7% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in net sales was primarily driven by the transition to daily consumption DMOs from the traditional recruiting model.
Net sales in Russia, our second largest market in the region, increased $7.3 million, or 70.4%, and $16.2 million, or 81.7%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 57.5% and 73.0% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club.
Net sales in Spain, our third largest market in the region, increased $2.7 million, or 25.5%, and $4.2 million, or 20.8%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales in Spain increased 11.0% and 13.9% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment which was aided by our sponsorship of FC Barcelona.
Net sales in France decreased $1.9 million, or 21.8%, and $4.4 million, or 24.6%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales in France decreased 30.7% and 28.4% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decrease in net sales in France was mainly due to lower distributor engagement.
Average active sales leaders in the region increased 14.3% and 13.3% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 7.4% as of June 30, 2011 compared to June 30, 2010.
There were no major events for the region in the second quarter.

Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $237.1 million and $436.4 million for the three and six months ended June 30, 2011, respectively. Net sales increased $65.2 million, or 37.9%, and $123.5 million, or 39.5%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 28.7% and 31.8% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact of $15.9 million and $24.0 million on net sales for the three and six months ended June 30, 2011, respectively. The increase in net sales for the three and six months ended June 30, 2011 was primarily due to net sales growth in South Korea and India partially offset by a decline in Taiwan.
Net sales in South Korea, our largest market in the region, increased $32.0 million, or 56.6%, and $58.3 million, or 63.2%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 45.5% and 55.0% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Mega and Premium Herbalife Opportunity Meetings. The fluctuation of foreign currency rates had a favorable impact on net sales of $6.3 million and $7.6 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.
Net sales in Taiwan, our second largest market in the region, decreased $2.3 million, or 5.6%, and $1.6 million, or 2.1%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales decreased 14.5% and 10.7% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decline in net sales is mainly due to strategic actions taken to address certain distributor business training practices around nutrition clubs, resulting in the closure of a significant number of clubs. We believe these actions create a stable platform for future growth. The fluctuation of foreign currency rates had a favorable impact on net sales of $3.6 million and $6.8 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.
Net sales in India, our third largest market in the region, increased $16.7 million, or 142.3%, and $33.3 million, or 152.7%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 137.3% and 148.2% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The increase in net sales for the three and six months ended June 30, 2011 was primarily driven by the successful adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.6 million and $1.0 million for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010.
Average active sales leaders in the region increased 30.5% and 28.8% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 23.7% as of June 30, 2011 compared to June 30, 2010.
In May, the region hosted an Extravaganza in Bangkok, Thailand with over 22,000 attendees.
China
Net sales in China were $51.4 million and $97.1 million for the three and six months ended June 30, 2011, respectively. Net sales increased $0.2 million, or 0.4%, and $13.5 million, or 16.1%, for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales decreased 4.6% and increased 11.2% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The decline in local currency net sales for the three months ended June 30, 2011 as compared to the same period in the prior year primarily reflects both the success of vacation promotions which took place in the second quarter of 2010 and the impact from transitioning towards daily consumption DMOs. The fluctuation of foreign currency rates had a favorable impact of $2.5 million and $4.1 million on net sales for the three and six months ended June 30, 2011, respectively.
The current focus in China is to expand the Nutrition Club DMO to enhance the emphasis on daily consumption DMOs. We believe that the Nutrition Club concept is slowly starting to gain traction as evidenced by the growth in clubs over the past year. While we believe the Nutrition Club DMO has tremendous potential to expand throughout China and achieve success similar to South Korea, we also realize that the process is still in its early development stage and will most likely build gradually over the next few years.

Average active sales leaders in China increased 25.4% and 30.5% for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in China increased 2.0% as of June 30, 2011 compared to June 30, 2010. We believe that lower sales with a simultaneous increase in distributor engagement is indicative of a market transitioning to daily consumption DMOs.
As of June 30, 2011, we had direct-selling licenses in 16 provinces and we were operating 72 retail stores in 30 provinces in China. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million. We continue to seek additional provincial licenses where appropriate.
Sales by Product Category

	Three Months Ended June 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	% Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(In millions)
Weight Management	$890.4	$(421.5)	$468.9	$83.4	$552.3	$694.9	$(328.1)	$366.8	$63.7	$430.5	28.3%
Targeted Nutrition	317.9	(150.4)	167.5	29.8	197.3	258.0	(121.8)	136.2	23.6	159.8	23.5%
Energy, Sports and Fitness	69.8	(33.0)	36.8	6.6	43.4	48.4	(22.8)	25.6	4.5	30.1	44.2%
Outer Nutrition	59.6	(28.2)	31.4	5.6	37.0	49.9	(23.5)	26.4	4.6	31.0	19.4%
Literature, Promotional and Other	43.0	2.5	45.5	4.2	49.7	32.3	2.1	34.4	3.0	37.4	32.9%

Total	$1,380.7	$(630.6)	$750.1	$129.6	$879.7	$1,083.5	$(494.1)	$589.4	$99.4	$688.8	27.7%

	Six Months Ended June 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	% Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(In millions)
Weight Management	$1,696.5	$(805.2)	$891.3	$159.6	$1,050.9	$1,325.5	$(630.3)	$695.2	$122.5	$817.7	28.5%
Targeted Nutrition	609.4	(289.2)	320.2	57.3	377.5	483.7	(230.0)	253.7	44.7	298.4	26.5%
Energy, Sports and Fitness	127.3	(60.4)	66.9	12.0	78.9	90.5	(43.0)	47.5	8.4	55.9	41.1%
Outer Nutrition	118.7	(56.3)	62.4	11.2	73.6	100.5	(47.8)	52.7	9.3	62.0	18.7%
Literature, Promotional and Other	81.6	4.5	86.1	7.8	93.9	63.8	3.7	67.5	5.9	73.4	27.9%

Total	$2,633.5	$(1,206.6)	$1,426.9	$247.9	$1,674.8	$2,064.0	$(947.4)	$1,116.6	$190.8	$1,307.4	28.1%

Net sales for all product categories increased for the three and six months ended June 30, 2011 as compared to the same periods in 2010, mainly due to the factors described in the above discussions of the individual geographic regions.
Gross Profit
Gross profit was $708.6 million and $1,340.9 million for the three and six months ended June 30, 2011, respectively, as compared to $552.2 million and $1,030.4 million for the same periods in 2010. As a percentage of net sales, gross profit for the three and six months ended June 30, 2011 increased to 80.6% and 80.1%, respectively, as compared to 80.2% and 78.8% for the same periods in 2010, or a favorable net increase of 40 and 130 basis points. The 40 basis point increase for the three months ended June 30, 2011, as compared to the same period in 2010, was primarily due to net sourcing cost savings. The 130 basis point increase for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to a favorable 106 basis point net increase related to circumstances surrounding Herbalife Venezuela and Venezuela’s highly inflationary economy, the circumstances of which are described in great detail throughout our 2010 10-K. Specifically, the 106 basis point increase resulted from the combination of (i) 97 favorable basis points from recognizing an unfavorable foreign exchange impact of $12.7 million during the first quarter 2010, relating to the incremental U.S. dollar cost of importing finished goods into Venezuela at the unfavorable parallel market rate rather than the CADIVI official rate, and (ii) 9 favorable basis points from the impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the SITME rate during the six months ended June 30, 2011, as opposed to being measured at the less favorable old parallel market rate during the six months ended June 30, 2010. See Liquidity and Capital Resources — Venezuela below for further discussion on currency exchange rate issues in Venezuela. We believe that at least in the near term we will continue to have the ability to partially mitigate certain cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides
Royalty overrides were $289.2 million and $553.6 million for the three and six months ended June 30, 2011, respectively, as compared to $224.8 million and $432.1 million for the same periods in 2010. Royalty overrides as a percentage of net sales was 32.9% and 33.1% for the three and six months ended June 30, 2011, respectively, as compared to 32.7% and 33.0% for the same periods in 2010. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our full-time sales employees and licensed business providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $266.2 million and $510.8 million for the three and six months ended June 30, 2011, respectively, as compared to $211.1 million and $418.0 million for the same periods in 2010. Selling, general and administrative expenses as a percentage of net sales were 30.3% and 30.5% for the three and six months ended June 30, 2011, respectively, as compared to 30.6% and 32.0% for the same periods in 2010.
The increase in selling, general and administrative expenses for the three months ended June 30, 2011 included $12.4 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses including $8.4 million in higher distributor promotion and event costs, $13.7 million in higher foreign exchange losses, which included the effect of Herbalife Venezuela’s $4.0 million foreign exchange gain in the second quarter of 2010, $2.5 million in higher professional services and $6.8 million in higher non-income tax expenses such as value added tax and sales tax; partially offset by $0.6 million lower expenses related to China sales employees and licensed business providers.
The increase in selling, general and administrative expenses for the six months ended June 30, 2011 included $28.3 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses including $20.5 million in higher distributor promotion and event costs, $3.4 million in higher foreign exchange losses, which included the effect of Herbalife Venezuela’s $4.0 million foreign exchange gain in the second quarter of 2010 and $11.4 million foreign exchange loss in the first quarter of 2010, $5.6 million in higher professional services, $12.4 million in higher non-income tax expenses such as value added tax and sales tax and $4.9 million in higher expenses related to China sales employees and licensed business providers.
Net Interest Expense
Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
Net Interest Expense	2011	2010	2011	2010
		(Dollars in millions)
Interest expense	3.1	2.5	6.4	5.0
Interest income	(2.2)	(0.4)	(2.9)	(0.9)

Net interest expense	$0.9	$2.1	$3.5	$4.1

The decrease in net interest expense for the three months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the interest received related to non-income tax refunds.
The decrease in net interest expense for the six months ended June 30, 2011 as compared to the same period in 2010 was primarily due to the interest received related to non-income tax refunds partially offset by the deferred financing cost write-off related to the extinguishment of our prior senior secured credit facility, or the Prior Credit Facility.
Income Taxes
Income taxes were $41.1 million and $73.9 million for the three and six month ended June 30, 2011, respectively, as compared to $32.0 million and $42.2 million for the same periods in 2010. As a percentage of pre-tax income, the effective income tax rate was 27.0% and 27.1% for the three and six months ended June 30, 2011, respectively, as compared to 28.0% and 23.9% for the same periods in 2010. The increase in the effective tax rate for the six months ended June 30, 2011, as compared to the same period in 2010, was primarily due to the conversion of Venezuela to a hyperinflationary currency in 2010, as well as the change in the operating effective rate reflecting changes in the country mix. See Note 12, Income Taxes, in the notes to the consolidated financial statements in the 2010 10-K for additional discussion on the income tax impact related to Venezuela becoming a highly inflationary economy.
See Note 2, Significant Accounting Policies, in the accompanying notes to condensed consolidated financial statements, for discussion of our change in the method of accounting for excess tax benefits recognized as a result of the exercise of employee stock options, stock appreciation rights, or SARs, and other share-based equity grants, from the tax-law-ordering method to the with-and-without method.

Subsequent Events
On August 1, 2011, we announced that our board of directors approved a cash dividend of $0.20 per common share, payable on August 29, 2011 to shareholders of record as of August 15, 2011.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Our principal source of liquidity is our operating cash flows. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $1.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain a revolving credit facility, recently executed on March 9, 2011, which had $540.7 million of undrawn capacity as of June 30, 2011.
For the six months ended June 30, 2011, we generated $250.6 million of operating cash flow, as compared to $170.6 million for the same period in 2010. The increase in cash generated from operations was primarily due to an increase in operating income of $96.3 million driven by a 28.1% growth in net sales for the six months ended June 30, 2011 as compared to the same period in 2010.
Capital expenditures, including capital leases, for the six months ended June 30, 2011 and 2010, were $44.6 million and $23.9 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $90 million to $100 million for all of 2011.
On March 9, 2011, we entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated our Prior Credit Facility that consisted of a term loan and a revolving credit facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. During March 2011, U.S. dollar borrowings under the New Credit Facility incurred interest at the base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. After March 2011, based on our consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility will bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. We, based on our consolidated leverage ratio, will pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.
In March 2011, we used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. We incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on our condensed consolidated balance sheet and are being amortized over the term of the New Credit Facility. On June 30, 2011 and December 31, 2010, the weighted average interest rate for borrowings under the New Credit Facility and the Prior Credit Facility was 1.97% and 1.75%, respectively.
The New Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of June 30, 2011, we were in compliance with these covenants.
During the six months ended June 30, 2011, we borrowed $336.7 million and $54.0 million under the New Credit Facility and the Prior Credit Facility, respectively, and paid a total of $178.7 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively.

The following summarizes our contractual obligations including interest at June 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					2016 &
	Total	2011	2012 – 2013	2014 – 2015	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility, including expected interest	$172.9	$1.6	$6.4	$6.3	$158.6
Capital leases, including expected interest	2.2	1.6	0.6	—	—
Operating leases	178.8	23.4	73.3	47.0	35.1
Other	13.1	3.6	9.5	—	—

Total	$367.0	$30.2	$89.8	$53.3	$193.7

Off Balance Sheet Arrangements
At June 30, 2011 and December 31, 2010, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Dividends
The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, restrictions imposed by the New Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The New Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
On February 22, 2011, we announced that our board of directors approved a cash dividend of $0.13 per common share in an aggregate amount of $14.8 million that was paid to shareholders on March 22, 2011. On May 2, 2011, we announced that our board of directors approved a cash dividend of $0.20 per common share in an aggregate amount of $23.9 million that was paid to shareholders on June 7, 2011.
The aggregate amount of dividends declared and paid during the three months ended June 30, 2011 and 2010 were $23.9 million and $12.0 million, respectively. The aggregate amount of dividends declared and paid during the six months ended June 30, 2011 and 2010 were $38.7 million and $24.1 million, respectively.
Share Repurchases
On April 30, 2009, we announced that our board of directors authorized a new program for us to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by management. On May 3, 2010, our board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. The New Credit Facility permits repurchases of common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
We did not repurchase any common shares in the open market during the three months ended March 31, 2011. During the three months ended June 30, 2011, we repurchased approximately 1.8 million of our common shares through open market purchases at an aggregate cost of approximately $98.8 million or an average cost of $54.15 per share. As of June 30, 2011, the remaining authorized capacity under our share repurchase program was approximately $677.9 million.
Stock Split
On April 28, 2011, our shareholders approved a 2-for-1 split of the Company’s common shares. One additional common share was distributed to the Company’s shareholders on or around May 17, 2011, for each common share held on May 10, 2011. All common shares subject to outstanding equity awards and warrants, as well as the number of common shares reserved for issuance under the Company’s equity compensation plans, were adjusted proportionately.
Working Capital and Operating Activities
As of June 30, 2011 and December 31, 2010, we had positive working capital of $196.0 million, and $124.8 million, respectively. Cash and cash equivalents were $254.5 million at June 30, 2011 and $190.6 million at December 31, 2010.

We expect that cash and funds provided from operations and available borrowings under our New Credit Facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including amounts outstanding under our New Credit Facility, for the next twelve months and thereafter.
The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.
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
In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar would be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our condensed consolidated financial statements. At June 30, 2011 and December 31, 2010, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes.
In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on our consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in us recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in our condensed consolidated statement of income for the six months ended June 30, 2011.
See the 2010 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.
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
As of June 30, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $13.7 million, and included approximately $20.0 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the regulated SITME rate. Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented less than 2% of our consolidated net sales for both the three and six months ended June 30, 2011 and 2010 and its total assets represented less than 3% of our consolidated total assets as of both June 30, 2011 and December 31, 2010.
Contingencies
See Note 5, Contingencies, to the Notes to Condensed Consolidated Financial Statements for information on our contingencies as of June 30, 2011.
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
We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of June 30, 2011, we sold products in 75 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.
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
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.4% of retail sales for the three and six months ended June 30, 2011 and 2010.
We record reserves against our inventory to provide for estimated obsolete or unsalable inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional reserves could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously reserved for inventory is sold. We reserved for obsolete and slow moving inventory totaling $10.8 million and $9.4 million as of June 30, 2011 and December 31, 2010, respectively.

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
Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of June 30, 2011, and December 31, 2010, we had goodwill of approximately $105.0 million and $102.9 million, respectively, and marketing related intangible assets of approximately $310.0 million for both periods. No marketing related intangibles or goodwill impairment was recorded during the three months ended June 30, 2011 and 2010.
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
See Note 2, Significant Accounting Policies, for information on new accounting pronouncements.

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

We designate as cash-flow hedges those foreign currency forward contracts we entered into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings.
As of June 30, 2011, and December 31, 2010, the aggregate notional amounts of cash-flow designated hedge contracts outstanding were approximately $33.0 million and $32.1 million, respectively. At June 30, 2011, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. As of June 30, 2011, we recorded liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, we recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2011.
As of June 30, 2011, and December 31, 2010, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month and three months, respectively. There were no foreign currency option contracts outstanding as of June 30, 2011 and December 31, 2010.
The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At June 30, 2011
Buy COP sell USD	1,771.00	$4.0	$—
Buy EUR sell ARS	5.96	$1.0	$—
Buy EUR sell AUD	1.36	$0.6	$—
Buy EUR sell IDR	12,411.01	$3.1	$—
Buy EUR sell INR	64.89	$0.4	$—
Buy EUR sell MXN	17.02	$19.0	$—
Buy EUR sell MYR	4.36	$2.0	$—
Buy EUR sell RUB	40.51	$1.8	$—
Buy EUR sell SGD	1.78	$0.3	$—
Buy EUR sell USD	1.44	$41.7	$0.1
Buy EUR sell ZAR	9.75	$1.2	$—
Buy GBP sell EUR	0.88	$2.5	$(0.1)
Buy GBP sell ILS	5.55	$1.5	$—
Buy GBP sell USD	1.62	$3.9	$—
Buy JPY sell USD	81.99	$7.1	$0.1
Buy KRW sell USD	1,074.77	$11.2	$—
Buy MYR sell EUR	3.02	$11.5	$—
Buy PEN sell USD	2.76	$6.5	$—
Buy USD sell COP	1,798.69	$9.5	$(0.1)
Buy USD sell EUR	1.37	$33.0	$(1.9)
Buy USD sell INR	45.01	$4.2	$—
Buy USD sell JPY	81.38	$0.1	$—
Buy USD sell PHP	43.53	$3.8	$—
Buy USD sell RUB	28.08	$1.6	$—
Buy USD sell THB	30.78	$0.2	$—
Buy USD sell TWD	28.66	$0.8	$—
Buy USD sell ZAR	6.78	$1.1	$—
Buy ZAR sell USD	6.80	$0.2	$—

Total forward contracts		$173.8	$(1.9)

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2011 and December 31, 2010, the total amount of our foreign subsidiary cash was $251.1 million and $188.2 million, respectively, of which $6.2 million and $5.8 million, respectively, was invested in U.S. dollars.
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
In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar would be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our condensed consolidated financial statements. At June 30, 2011, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations and Venezuela’s highly inflationary economy.
Interest Rate Risk
As of June 30, 2011, $158.0 million of borrowings under the New Credit Facility is expected to mature and expire on March 9, 2016. The fair value of our senior secured credit facility approximates the New Credit Facility’s carrying value of $158.0 million as of June 30, 2011 and the Prior Credit Facility’s carrying value of $174.9 million as of December 31, 2010. The New Credit Facility bears, and the Prior Credit Facility bore, a variable interest rate, and on June 30, 2011 and December 31, 2010, the weighted average interest rate of the New Credit Facility and the Prior Credit Facility was 1.97% and 1.75%, respectively.
During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on our prior term loan or against the variability in the LIBOR interest rate on the replacement debt. Our term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the New Credit Facility with a LIBOR interest rate as discussed further in Note 4, Long-Term Debt, to the Notes to Condensed Consolidated Financial Statements. Our swaps remain effective and continue to be designated as cash flow hedges against the variability in the LIBOR interest rate on the New Credit Facility at LIBOR plus 1.50% to 2.50%, fixing our weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.
We formally assess, both at inception and at least quarterly thereafter, whether derivatives used in hedging transactions are effective in offsetting changes in cash flows of the hedged item. As of June 30, 2011, the hedge relationships qualified as effective hedges under the ASC 815. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of June 30, 2011, and December 31, 2010, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $6.2 million and $6.6 million, respectively.

Item 4.	Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.
Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the second quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
See discussion under Note 5, Contingencies, to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.	RISK FACTORS
The worldwide financial and economic “crisis” could negatively impact our access to credit and the sales of our products and could harm our financial condition and operating results.
We are closely monitoring various aspects of the current worldwide financial and economic “crisis” and its potential impact on us, our liquidity, our access to capital, our operations and our overall financial condition. While we have historically met our funding needs utilizing cash flow from operating activities and while we believe we will have sufficient resources to meet current debt service obligations in a timely manner, no assurances can be given that the current overall downturn in the world economy will not significantly adversely impact us and our business operations. We note economic and financial markets are fluid and we cannot ensure that there will not be in the near future a material adverse deterioration in our sales or liquidity. While our current senior secured variable credit facility can also be used to support our current liquidity requirements, increases in interest rates could negatively affect the cost of financing our operations if our future borrowings were to increase.

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
We estimate that, of our approximately 2.3 million independent distributors, we had approximately 428,000 sales leaders as of June 30, 2011. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.
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
The FDA has published its final rule for current good manufacturing practice, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.
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

We are also subject to the risk of private party challenges to the legality of our network marketing program. The multi-level marketing programs of other companies have been successfully challenged in the past and in a current lawsuit allegations have been made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, on August 26, 2004, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $36,000 as of June 30, 2011) per purported violation as well as costs of the trial. For the year ended December 31, 2010, our net sales in Belgium were approximately $16.8 million. The plaintiffs filed their initial brief on September 27, 2005 and on May 9, 2006 we filed a reply brief. On December 9, 2008 plaintiffs filed a responsive brief and on June 24, 2009 we filed a reply brief. An oral hearing was held on November 3, 2010. The Court issued an interim judgment on November 24, 2010 ordering the parties to address a change in the underlying Belgian statute. A hearing was held on May 11, 2011 and the Court issued an interim judgment on June 15, 2011 in which it asked for additional briefing from the parties. We expect this additional briefing to take place before the end of the year. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.
On April 16, 2007 Herbalife International of America, Inc. filed a Complaint in the United States District Court for the Central District of California against certain former Herbalife distributors who had left the Company to join a competitor. The Complaint alleged breach of contract, misappropriation of trade secrets, intentional interference with prospective economic advantage, intentional interference with contract, unfair competition, constructive trust and fraud and seeks monetary damages, attorney’s fees and injunctive relief (Herbalife International of America, Inc. v. Robert E. Ford, et al). The court entered a Preliminary Injunction against the defendants enjoining them from further use and/or misappropriation of the Company’s trade secrets on December 11, 2007. Defendants appealed the court’s entry of the Preliminary Injunction to the U.S. Court of Appeals for the Ninth Circuit. That court affirmed, in relevant part, the Preliminary Injunction. On December 3, 2007 the defendants filed a counterclaim alleging that the Company had engaged in unfair and deceptive business practices, intentional and negligent interference with prospective economic advantage, false advertising and that the Company was an endless chain scheme in violation of California law and seeking restitution, contract rescission and an injunction. Both sides engaged in discovery and filed cross motions for Summary Judgment. On August 25, 2009 the court granted partial summary judgment for Herbalife on all of defendants’ claims except the claim that the Company is an endless chain scheme which under applicable law is a question of fact that can only be determined at trial. The court denied defendants’ motion for Summary Judgment on Herbalife’s claims for misappropriation of trade secrets and breach of contract. On May 5, 2010, the District Court granted summary judgment for Herbalife on defendants’ endless chain-scheme counterclaim. Herbalife voluntarily dismissed its remaining claims, and on May 14, 2010 the District Court issued a final judgment dismissing all of the parties’ claims. On June 10, 2010 the defendants appealed from that judgment and on June 21, 2010 Herbalife cross-appealed. The parties entered a joint stipulation of dismissal with the Court on May 24, 2011.
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
China enacted a labor contract law which took effect January 1, 2008 and on September 18, 2008 an implementing regulation took effect. On October 28, 2010 China enacted a social insurance law that came into effect on July 1, 2011. We have reviewed our employment contracts and contractual relations with employees in China, which include certain of our employed sales personnel, and have transferred those employed sales personnel into independent service providers and have made such other changes as we believe to be necessary or appropriate to bring these contracts and contractual relations into compliance with these laws and their implementing regulations. In addition, we continue to monitor the situation to determine how these laws and regulations will be implemented in practice. There is no guarantee that these laws will not adversely impact us, require us to change our treatment of our employed sales personnel, cause us to change our operating plan for China or otherwise have an adverse impact on our business operations in China.
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
The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and certain of our top selling products which are produced in our manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of this recently acquired manufacturing facility to produce additional products for our North America and international markets. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.
Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, dairy products, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.
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
Additionally, third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one or more of our products or marks will not be found to infringe upon third party intellectual property rights in the future. For example, in a pending action in the U.S. federal courts, the adidas companies have alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their “Trefoil” mark associated with such goods. They have also alleged that such uses of Herbalife’s Tri-Leaf device and certain Herbalife trademark applications constitute a breach of a 1998 agreement between the parties. The trial court has recently granted a partial summary judgment in favor of the adidas companies on its breach of contract claim, but this judgment contains no enforceable provisions directed at Herbalife’s conduct, nor does it impose monetary damages on Herbalife. We continue to contest adidas’ interpretation of the 1998 agreement and are considering an appeal of the partial summary judgment after trial on the remaining claims. We do not believe that we have breached the 1998 agreement, nor that we are infringing on any third party intellectual property rights. Nevertheless it remains possible that an adverse judgment on one or more outstanding claims might issue, awarding monetary damages and/or injunctive relief to adidas that could limit Herbalife’s ability to display its Tri-Leaf mark in connection with certain sports apparel, sports equipment, or sports-related marketing and services.
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
As a multinational corporation, in many countries including the United States we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. For example, we are currently appealing tax assessments in Spain, Brazil, and Mexico. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments. The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and therefore a potential negative impact on our business. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes and our revenue and earnings could be adversely affected. On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $97 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. The Mexican Tax Administration Service can re-issue some or all of the original assessment. The Company did not record a provision as the Company, based on analysis and guidance from its advisors, does not believe a loss would be probable if the assessment is re-issued or if any additional assessment is issued. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. We believe that we have meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued. Any adverse outcomes in these matters could have a material impact on our financial condition and operating results.
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
Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2010 Revision, as amended), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.
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
There are however a number of important differences that could impede a takeover. First, the threshold for approval of the merger plan by shareholders is higher. The threshold is a special resolution of the shareholders (being 66 2/3% of those present in person or by proxy and voting) together with such other authorization, if any, as may be specified in the articles of association.
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
The merger provisions contained within Part XVA of the Companies Law do contain shareholder appraisal rights similar to those provided for under Delaware law. Such rights are limited to a merger under Part XVA and do not apply to schemes of arrangement as discussed below.
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
We have been advised by our Cayman Islands counsel, Maples and Calder, that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will — based on the principle that a judgment by a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given — recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty, is not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands. There is doubt, however, as to whether the Grand Court of the Cayman Islands will (1) recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, or (2) in original actions brought in the Cayman Islands, impose liabilities predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States, on the grounds that such provisions are penal in nature.
The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a) On April 11, 2011, the Company acquired a privately held software company. The Company issued 50,150 common shares, valued at approximately $4.2 million, as consideration in the transaction. This transaction was exempt from registration under Securities Act of 1933, as amended, in reliance on Section 4(2) as a transaction by an issuer not involving any public offering. No general solicitation or advertising was involved.
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
The following is a summary of our repurchases of common shares during the three months ended June 30, 2011:

			Total Number	Approximate
			of Shares	Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
April 1 — April 30	—	—	—	$776,688,953
May 1 — May 31	634,099	$53.44	634,099	$742,802,603
June 1 — June 30	1,191,116	$54.53	1,191,116	$677,851,427

	1,825,215	$54.15	1,825,215	$677,851,427

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
(a) None.
(b) None.

Item 6.	Exhibits
(a) Exhibit Index:
EXHIBIT INDEX

Exhibit
Number		Description	Reference
3.1		Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)
4.1		Form of Share Certificate	(d)
10.1		Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International Inc.	(a)
10.2	#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.3	#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)
10.4	#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)
10.5	#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)
10.6		Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)
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
(a)
10.8	#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)
10.9	#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)
10.10	#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)
10.11	#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)
10.12	#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)
10.13		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)
10.14		First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)
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
(b)

Exhibit
Number		Description	Reference
10.17		Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)
10.18	#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)
10.19
Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.
(d)
10.20	#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)
10.21	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(n)
10.22	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(n)
10.23	#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)
10.24	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(r)
10.25	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(r)
10.26	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(r)
10.27	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(r)
10.28	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(r)
10.29	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(r)
10.30	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(g)
10.31	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(g)
10.32	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(g)
10.33	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(g)
10.34	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(h)
10.35	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(h)
10.36	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(h)
10.37	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(h)
10.38	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)
10.39	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)
10.40	#	Herbalife Ltd. Employee Stock Purchase Plan	(i)
10.41	#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(j)
10.42	#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)
10.43	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)
10.44	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)
10.45	#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(k)
10.46	#	Form of Independent Directors Stock Appreciation Right Award Agreement	(l)
10.47	#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(l)
10.48	#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(m)
10.49	#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc., dated as of January 1, 2010.	(m)
10.50	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)
10.51	#	Amended and Restated Non-Management Directors Compensation Plan	(n)
10.52	#	Amendment to Form of Non-Employee Directors Stock Appreciation Right Award Agreement	(n)

Exhibit
Number		Description	Reference
10.53	#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(o)
10.54	#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(p)
10.55	#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(p)
10.56	#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(q)
10.57	#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(q)
10.58
Credit Agreement, dated as of July 21, 2006 and in effect through March 9, 2011, by and among Herbalife International Inc., Herbalife Ltd., WH Intermediate Holdings Ltd., HBL Ltd., WH Luxembourg Holdings S.á.R.L., Herbalife International Luxembourg S.á.R.L., HLF Luxembourg Holdings, S.á.R.L., WH Capital Corporation, WH Luxembourg Intermediate Holdings S.á.R.L., HV Holdings Ltd., Herbalife Distribution Ltd., Herbalife Luxembourg Distribution S.á.R.L., and the Subsidiary Guarantors party thereto in favor of Merrill Lynch Capital Corporation, as Collateral Agent
*
10.59
Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd.., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
(r)
10.60	#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(s)
18.1		Letter re: Change in Accounting Principles	*
31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*
101.INS		XBRL Instance Document	**
101.SCH		XBRL Taxonomy Extension Schema Document	**
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB		Taxonomy Extension Label Linkbase Document	**
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith.

**	Furnished, not filed, herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on June 1, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(j)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(l)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(m)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(o)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.

(s)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer
Dated: August 1, 2011