Form 10-Q
period 2011-09-30
HERBALIFE LTD.
filed 2011-10-31
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Number of shares of registrant’s common shares outstanding as of October 26, 2011 was 116,322,699

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS
HERBALIFE LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$261,521	$190,550
Receivables, net of allowance for doubtful accounts of $2,199 (2011) and $3,202 (2010)	112,475	85,612
Inventories	222,501	182,467
Prepaid expenses and other current assets	93,715	93,963
Deferred income taxes	43,662	42,994

Total current assets	733,874	595,586

Property, at cost, net of accumulated depreciation and amortization of $179,713 (2011) and $166,912 (2010)	182,772	177,427
Deferred compensation plan assets	19,063	18,536
Deferred financing costs, net	5,091	998
Other assets	29,833	25,880
Marketing related intangibles and other intangible assets, net	311,935	310,894
Goodwill	105,488	102,899

Total assets	$1,388,056	$1,232,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,857	$43,784
Royalty overrides	190,697	162,141
Accrued compensation	69,646	69,376
Accrued expenses	145,150	141,867
Current portion of long-term debt	1,762	3,120
Advance sales deposits	60,129	35,145
Income taxes payable	21,304	15,383

Total current liabilities	550,545	470,816

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	220,298	175,046
Deferred compensation plan liability	22,290	20,167
Deferred income taxes	55,844	55,572
Other non-current liabilities	22,600	23,407

Total liabilities	871,577	745,008

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 116.1 million (2011) and 117.8 million (2010) shares outstanding	116	118
Paid-in-capital in excess of par value	280,515	248,693
Accumulated other comprehensive loss	(36,012)	(27,285)
Retained earnings	271,860	265,686

Total shareholders’ equity	516,479	487,212

Total liabilities and shareholders’ equity	$1,388,056	$1,232,220

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
		(In thousands, except per share amounts)
Product sales	$763,272	$588,635	$2,190,153	$1,705,230
Shipping & handling revenues	131,946	99,796	379,815	290,640

Net sales	895,218	688,431	2,569,968	1,995,870
Cost of sales	175,308	133,265	509,124	410,298

Gross profit	719,910	555,166	2,060,844	1,585,572
Royalty overrides	290,842	224,061	844,451	656,160
Selling, general & administrative expenses	277,721	230,150	788,472	648,143

Operating income	151,347	100,955	427,921	281,269
Interest expense, net	345	2,192	3,848	6,291

Income before income taxes	151,002	98,763	424,073	274,978
Income taxes	42,980	19,879	116,852	62,048

NET INCOME	$108,022	$78,884	$307,221	$212,930

Earnings per share:
Basic	$0.92	$0.67	$2.60	$1.79
Diluted	$0.87	$0.63	$2.44	$1.69
Weighted average shares outstanding:
Basic	116,975	118,442	118,059	119,286
Diluted	124,275	125,613	125,889	126,216
Dividends declared per share	$0.20	$0.13	$0.53	$0.33
See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$307,221	$212,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,440	51,755
Excess tax benefits from share-based payment arrangements	(24,030)	(6,572)
Share-based compensation expenses	17,244	16,870
Amortization of discount and deferred financing costs	721	374
Deferred income taxes	(7,000)	(16,989)
Unrealized foreign exchange transaction loss (gain)	8,324	(7,536)
Write-off of deferred financing costs	914	—
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	—	15,131
Other	1,383	2,911
Changes in operating assets and liabilities:
Receivables	(31,834)	(13,965)
Inventories	(51,649)	(32,921)
Prepaid expenses and other current assets	(3,733)	5,744
Other assets	(4,742)	(2,328)
Accounts payable	19,484	12,852
Royalty overrides	33,851	3,601
Accrued expenses and accrued compensation	7,579	11,622
Advance sales deposits	27,416	32,399
Income taxes payable	35,914	(16,955)
Deferred compensation plan liability	2,123	2,198

NET CASH PROVIDED BY OPERATING ACTIVITIES	393,626	271,121

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(61,514)	(42,199)
Proceeds from sale of property	213	64
Deferred compensation plan assets	(527)	(371)

NET CASH USED IN INVESTING ACTIVITIES	(61,828)	(42,506)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(62,177)	(38,934)
Borrowings from long-term debt	791,700	338,000
Principal payments on long-term debt	(747,896)	(379,465)
Deferred financing costs	(5,728)	—
Share repurchases	(268,795)	(106,163)
Excess tax benefits from share-based payment arrangements	24,030	6,572
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	15,947	11,521

NET CASH USED IN FINANCING ACTIVITIES	(252,919)	(168,469)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(7,908)	(17,457)

NET CHANGE IN CASH AND CASH EQUIVALENTS	70,971	42,689
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	190,550	150,801

CASH AND CASH EQUIVALENTS, END OF PERIOD	$261,521	$193,490

CASH PAID DURING THE PERIOD
Interest paid	$6,457	$7,195

Income taxes paid	$88,079	$84,120

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization
Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products through a network of approximately 2.5 million independent distributors, except in China, where the Company sells its products through retail stores, sales representatives and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.
2. Significant Accounting Policies
Basis of Presentation
The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2010 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. The Company’s unaudited condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 10-K. Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
New Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net and comprehensive income in either one or two consecutive financial statements and eliminates the option to present other comprehensive income in the statement of changes in shareholders’ equity. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.
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

Change in Accounting Principle
In the second quarter of 2011, the Company changed its method of accounting for excess tax benefits recognized as a result of the exercise of employee stock options, stock appreciation rights, or SARs, and other share-based equity grants, from the tax-law-ordering method to the with-and-without method. Under the tax law ordering method, the deduction for share-based compensation is applied against income tax liabilities before other credits are applied, such as foreign tax credits. The with-and-without method applies the deduction for share-based compensation against taxable income after other credits have been applied against taxable income, to the extent allowable and subject to applicable limitations. The with-and-without method separately determines the impact of the tax benefit from share-based compensation after considering the tax effects related to the Company’s on-going operations. A benefit is recorded when deductions for share-based compensation reduces income taxes payable or increases income taxes refund receivable. The Company believes that the with-and-without method is a preferable method of determining the benefit applicable to share-based compensation because it better reflects the Company’s ongoing operations. This change in accounting method primarily impacts the allocation of income taxes and tax benefits between continuing operations, deferred tax items, and additional paid in capital for financial reporting purposes, but it does not have any impact on the ultimate amount of income tax reported on the Company’s income tax returns and it does not impact the Company’s income taxes payable included within its accompanying consolidated balance sheet. This change in accounting principle does not impact the consolidated financial statements related to fiscal years prior to 2010.
This change in accounting principle is applied to all periods presented and the following tables summarize the impact of this change on the Company’s consolidated financial statements, and as applicable, to the notes to the consolidated financial statements:
Consolidated Balance Sheet

	December 31, 2010
	As Previously
	Reported	As Adjusted
	(in thousands)
Paid-in capital in excess of par value	$257,375	$248,693
Retained earnings	$257,004	$265,686
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
	(In thousands, except per share amount)
Income Taxes	$23,024	$19,879	$65,435	$62,048
Net Income	$75,739	$78,884	$209,543	$212,930
Basic earnings per share (1)	$0.64	$0.67	$1.76	$1.79
Diluted earnings per share (1)	$0.61	$0.63	$1.68	$1.69

(1)	Basic and diluted earnings per share, as previously reported, for the three and nine months ended September 30, 2010, have also been adjusted to reflect the stock split.
Common Share Amounts Used to Compute Basic and Diluted Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2010
	As Previously		As Previously
	Reported (1)	As Adjusted	Reported (1)	As Adjusted
	(In thousands)
Weighted average shares used in basic computations	118,442	118,442	119,286	119,286
Dilutive effect of exercise of equity grants outstanding	5,010	6,731	4,800	6,516
Dilutive effect of warrants	440	440	414	414

Weighted average shares used in diluted computations	123,892	125,613	124,500	126,216

(1)	Basic and diluted weighted shares outstanding, as previously reported, for the three and nine months ended September 30, 2010, have been adjusted to reflect the stock split.

Consolidated Statement of Cash Flows

	Nine Months Ended
	September 30, 2010
	As Previously
	Reported	As Adjusted
	(In thousands)
Net Income	$209,543	$212,930
Excess tax benefits from share-based payment arrangements	$(9,959)	$(6,572)
Income taxes payable	$(13,568)	$(16,955)
Net cash provided by operating activities	$267,734	$271,121
Excess tax benefits from share-based payment arrangements	$9,959	$6,572
Net cash used in financing activities	$(165,082)	$(168,469)
If the Company had not changed from the prior tax law ordering method of accounting for excess tax benefits in the second quarter of fiscal year 2011, income taxes, net income and earnings per share would have been reflected as noted below:
Consolidated Statements of Income

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	As Computed Under Prior Method
	(In thousands, except per share amount)
Income Taxes	$44,594	$120,800
Net Income	$106,408	$303,273
Basic earnings per share	$0.91	$2.57
Diluted earnings per share	$0.87	$2.45
Venezuela
In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from Petróleos de Venezuela, S.A., a Venezuelan state-owned petroleum company, for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on the Company’s consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in the Company recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its condensed consolidated statement of income for the nine months ended September 30, 2011.
As of September 30, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $21.5 million, and included approximately $29.0 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate. Although Venezuela is an important market in the Company’s South and Central America region, Herbalife Venezuela’s net sales represented less than 2% of the Company’s consolidated net sales for both the nine months ended September 30, 2011 and 2010, and its total assets represented less than 3% of the Company’s consolidated total assets as of both September 30, 2011 and December 31, 2010.
See the Company’s 2010 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.
3. Inventories
Inventories consist primarily of finished goods available for resale and the following are the major classes of inventory:

	September 30,	December 31,
	2011	2010
	(In millions)
Raw materials	$23.3	$13.7
Work in process	2.0	0.6
Finished goods	197.2	168.2

Total	$222.5	$182.5

4. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
	(In millions)
Borrowings under the prior senior secured credit facility	$—	$174.9
Borrowings under the new senior secured revolving credit facility	220.0	—
Capital leases	1.9	2.9
Other debt	0.2	0.3

Total	222.1	178.1
Less: current portion	1.8	3.1

Long-term portion	$220.3	$175.0

Interest expense was $3.1 million and $2.7 million for the three months ended September 30, 2011 and 2010, respectively, and $9.5 million and $7.7 million for the nine months ended September 30, 2011 and 2010, respectively. Interest expense for the nine months ended September 30, 2011 included a $0.9 million write-off of unamortized deferred financing costs resulting from the extinguishment of the prior senior secured credit facility, or the Prior Credit Facility, as discussed below.
On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated its Prior Credit Facility that consisted of a term loan and a revolving credit facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. During March 2011, U.S. dollar borrowings under the New Credit Facility incurred interest at the base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. After March 2011, based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.
In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on the Company’s condensed consolidated balance sheet and are being amortized over the term of the New Credit Facility. On September 30, 2011 and December 31, 2010, the weighted average interest rate for borrowings under the New Credit Facility and the Prior Credit Facility was 1.72% and 1.75%, respectively.
The New Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2011, the Company was compliant with its debt covenants.
During the three months ended March 31, 2011, the Company borrowed $235.7 million and $54.0 million under the New Credit Facility and Prior Credit Facility, respectively, and paid a total of $55.7 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively. During the three months ended June 30, 2011, the Company borrowed $101.0 million under the New Credit Facility and paid a total of $123.0 million of the New Credit Facility. During the three months ended September 30, 2011, the Company borrowed $401.0 million under the New Credit Facility and paid a total of $339.0 million of the New Credit Facility. As of September 30, 2011, the U.S. dollar amount outstanding under the New Credit Facility was $220.0 million. There were no outstanding foreign currency borrowings as of September 30, 2011 under the New Credit Facility. As of December 31, 2010, the amounts outstanding under the Prior Credit Facility, consisting of a term loan and revolving facility, were $143.9 million and $31.0 million, respectively.

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
Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $84 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since, the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. Prior to the nullification the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s New Credit Facility. These arrangements with the insurance companies remain in place in the event that the assessment is re-issued. The Company has not recorded a provision as the Company, based on its analysis and guidance from its advisors, does not believe a loss would be probable if the assessment is re-issued or if any additional assessment is issued. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued.
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
6. Comprehensive Income
Total comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(In millions)
Net income	$108.0	$78.9	$307.2	$212.9
Unrealized gain (loss) on derivative instruments, net of taxes	3.6	(9.3)	3.8	(4.7)
Foreign currency translation adjustment	(32.7)	23.8	(12.5)	3.5

Comprehensive income	$78.9	$93.4	$298.5	$211.7

7. Segment Information
The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB Accounting Standards Codification, or ASC Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its Lake Forest, California facility, and are then sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products by the Company to distributors and are categorized based on geographic location.
As of September 30, 2011, the Company sold products in 78 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$175.1	$150.6	$516.7	$458.9
Mexico	112.9	83.5	330.7	236.3
Others	552.2	402.7	1,570.5	1,165.5

Total Primary Reporting Segment	840.2	636.8	2,417.9	1,860.7
China	55.0	51.6	152.1	135.2

Total Net Sales	$895.2	$688.4	$2,570.0	$1,995.9

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$79.2	$64.9	$225.3	$196.0
Mexico	48.1	36.4	139.5	93.5
Others	252.5	183.9	717.0	517.4

Total Primary Reporting Segment	379.8	285.2	1,081.8	806.9
China	49.2	46.0	134.6	122.5

Total Contribution Margin	$429.0	$331.2	$1,216.4	$929.4

Selling, general and administrative expenses	277.7	230.2	788.5	648.1
Interest expense, net	0.3	2.2	3.8	6.3

Income before income taxes	151.0	98.8	424.1	275.0
Income taxes	43.0	19.9	116.9	62.1

Net Income	$108.0	$78.9	$307.2	$212.9

Net sales by product line:
Weight Management	$560.1	$428.1	$1,611.0	$1,245.8
Targeted Nutrition	205.3	160.4	582.8	458.9
Energy, Sports and Fitness	45.7	31.9	124.6	87.8
Outer Nutrition	35.4	30.2	109.0	92.2
Literature, promotional and other(3)	48.7	37.8	142.6	111.2

Total Net Sales	$895.2	$688.4	$2,570.0	$1,995.9

Net sales by geographic region:
North America	$180.7	$155.5	$532.9	$473.2
Mexico	112.9	83.5	330.7	236.3
South and Central America	143.7	95.0	399.1	269.2
EMEA	147.7	121.2	463.6	387.6
Asia Pacific	255.2	181.6	691.6	494.4
China	55.0	51.6	152.1	135.2

Total Net Sales	$895.2	$688.4	$2,570.0	$1,995.9

(1)
Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for a description of net sales, cost of sales and royalty overrides.

(2)
Compensation to China sales employees and service fees to China independent service providers totaling $25.2 million and $24.0 million for the three months ended September 30, 2011 and 2010, respectively, and $70.7 million and $64.4 million for the nine months ended September 30, 2011 and 2010, respectively, is included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.
As of September 30, 2011 and December 31, 2010, total assets for the Company’s Primary Reporting Segment were $1,305.9 million and $1,162.1 million, respectively. As of September 30, 2011 and December 31, 2010, total assets for the China segment were $82.2 million and $70.1 million, respectively.
8. Share-Based Compensation
The Company has share-based compensation plans, which are more fully described in Note 9, Share-based Compensation, to the Consolidated Financial Statements in the 2010 10-K. During the nine months ended September 30, 2011, the Company granted stock awards subject to continued service, consisting of stock units and SARs, with vesting terms fully described in the 2010 10-K. There were no stock options granted during the three and nine months ended September 30, 2011 and 2010.
In August 2011, the Company granted 0.9 million SARS subject to service, market and performance conditions to its Chairman and Chief Executive Officer. These awards will vest on December 31, 2014, subject to his continued employment through that date, the Company’s stock price appreciating and exceeding a targeted price, and the Company’s achievement of certain volume point performance targets. The fair value of these SARS was determined on the date of the grant using the Monte Carlo lattice model.
For the three months ended September 30, 2011 and 2010, share-based compensation expense amounted to $6.1 million each period. For the nine months ended September 30, 2011 and 2010, share-based compensation expense amounted to $17.2 million and $16.9 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to all non-vested stock awards was $47.3 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.
All share and per share data have been adjusted for the two-for-one stock split discussed in Note 2, Significant Accounting Policies.
The following tables summarize the activity under all share-based compensation plans for the nine months ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Stock Options & SARs	Awards	Price	Term	Value
	(In thousands)			(In millions)
Outstanding at December 31, 2010	12,780	$14.38	5.7 years	$253.1
Granted(1)	2,081	$54.82
Exercised	(2,826)	$12.54
Forfeited	(132)	$19.83

Outstanding at September 30, 2011	11,903	$21.83	5.6 years	$382.1

Exercisable at September 30, 2011	5,094	$12.98	4.1 years	$206.9

(1)	Includes 0.9 million SARs which are subject to service, market and performance conditions.
The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2011 and 2010 was $17.40 and $11.02, respectively. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2011 and 2010 was $19.63 and $9.31, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended September 30, 2011 and 2010, was $36.8 million and $25.8 million, respectively. The total intrinsic value of stock options and SARs exercised during the nine months ended September 30, 2011 and 2010, was $100.9 million and $39.3 million, respectively.

		Weighted
		Average
		Grant Date
Incentive Plan and Independent Directors Stock Units	Shares	Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2010	1,160.5	$13.76
Granted	24.3	$42.55
Vested	(453.5)	$17.77
Forfeited	(10.8)	$12.18

Outstanding and nonvested at September 30, 2011	720.5	$12.23

The total vesting date fair value of stock units which vested during the three months ended September 30, 2011 and 2010, was $0.5 million and $0.4 million, respectively. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2011 and 2010, was $8.1 million and $7.3 million, respectively.
The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach which was adopted in the second quarter of 2011. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of September 30, 2011, and December 31, 2010, the Company had $12.6 million and $8.7 million, respectively, of unrealized excess tax benefits. See Note 2, Significant Accounting Policies, for further discussion of the Company’s change in accounting principle from the tax-law-ordering method to the with-and-without approach.
9. Income Taxes
As of September 30, 2011, the total amount of unrecognized tax benefits, related interest and penalties was $32.4 million, $5.6 million and $1.3 million, respectively. During the nine months ended September 30, 2011, the Company recorded tax, interest and penalties related to uncertain tax positions of $5.1 million, $1.2 million and $0.2 million, respectively, and reduced uncertain tax positions due to the expiration of statutes of limitations for tax, interest and penalties of $3.6 million, $1.1 million and $0.1 million, respectively. During the nine months ended September 30, 2011, uncertain tax positions were also reduced by foreign currency translation adjustments of $0.9 million, resulting in a year to date net increase in unrecognized tax benefits and related interest and penalties of $0.8 million. The unrecognized tax benefits relate primarily to uncertainties from international transfer pricing issues and the deductibility of certain operating expenses in various jurisdictions. If the total amount of unrecognized tax benefits were recognized, $32.4 million of unrecognized tax benefits, $5.6 million of interest and $1.3 million of penalties would impact the effective tax rate.
During the nine months ended September 30, 2011, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009, 11% tax rate in 2010, and is subject to a graduated rate of 12% in 2011. The tax rate will gradually increase to a maximum rate of 25% in 2013.
10. Derivative Instruments and Hedging Activities
Interest Rate Risk Management
The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s New Credit Facility, which is a variable rate credit facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at September 30, 2011, the Company is hedging certain of its monthly interest rate exposures over approximately one year and ten months.

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
The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2011. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At September 30, 2011 and December 31, 2010, the Company recorded the interest rate swaps as liabilities at their fair value of $6.0 million and $6.6 million, respectively.
Foreign Currency Instruments
The Company also designates certain foreign currency derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes.
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
As of September 30, 2011, and December 31, 2010, the aggregate notional amounts of cash-flow designated hedge foreign currency contracts outstanding were approximately $41.2 million and $32.1 million, respectively. At September 30, 2011, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. As of September 30, 2011, the Company recorded assets at fair value of $2.1 million and liabilities at fair value of $0.2 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, the Company recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2011.
As of September 30, 2011, and December 31, 2010, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month and three months, respectively. There were no foreign currency option contracts outstanding as of September 30, 2011, and December 31, 2010. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of September 30, 2011.

Gains and Losses on Derivative Instruments
The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain (Loss) Recognized
	in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.5	$(8.1)	$1.0	$5.3
Interest rate swaps	$(0.7)	$(2.4)	$(2.2)	$(8.2)
The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2011 and 2010:

		Amount of Gain (Loss)
	Location of Gain	Recognized in Income
	(Loss)	For the Three Months Ended		For the Nine Months Ended
	Recognized in Income	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	Selling, general and administrative expenses	$(0.3)	$0.1	$(0.3)	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$2.7	$2.0	$3.8	$(7.3)

(1)
For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2011 and 2010:

	Location of Gain
	(Loss)	Amount of Gain (Loss) Reclassified
	Reclassified	from Accumulated
	from Accumulated	Other Comprehensive
	Other Comprehensive	Loss into Income
	Loss into Income	For the Three Months Ended		For the Nine Months Ended
	(Effective Portion)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$—	$1.1	$(0.3)	$0.4
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$(0.7)	$1.9	$(2.2)	$6.5
Interest rate contracts	Interest expense, net	$(0.9)	$(0.9)	$(2.7)	$(2.7)
The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of September 30, 2011, and December 31, 2010.

11. Shareholders’ Equity
Dividends
The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by the New Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The New Credit Facility entered into on March 9, 2011, permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
On February 22, 2011, the Company announced that its board of directors approved a cash dividend of $0.13 per common share in an aggregate amount of $14.8 million that was paid to shareholders on March 22, 2011. On May 2, 2011, the Company announced that its board of directors approved a cash dividend of $0.20 per common share in an aggregate amount of $23.9 million that was paid to shareholders on June 7, 2011. On August 1, 2011, the Company announced that its board of directors approved a cash dividend of $0.20 per common share in an aggregate amount of $23.5 million that was paid to shareholders on August 29, 2011.
The aggregate amount of dividends declared and paid during the three months ended September 30, 2011 and 2010, were $23.5 million and $14.9 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2011 and 2010, were $62.2 million and $39.0 million, respectively.
Share Repurchases
On April 30, 2009, the Company announced that its board of directors authorized a program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. The New Credit Facility permits repurchase of common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.
The Company did not repurchase any common shares in the open market during the three months ended March 31, 2011. During the three months ended June 30, 2011, the Company repurchased approximately 1.8 million of its common shares through open market purchases at an aggregate cost of approximately $98.8 million or an average cost of $54.15 per share. During the three months ended September 30, 2011, the Company repurchased approximately 2.8 million of its common shares through open market purchases at an aggregate cost of approximately $150.0 million or an average cost of $54.06 per share. As of September 30, 2011, the remaining authorized capacity under the Company’s share repurchase program was approximately $527.9 million.
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
The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Weighted average shares used in basic computations	116,975	118,442	118,059	119,286
Dilutive effect of exercise of equity grants outstanding	7,034	6,731	7,572	6,516
Dilutive effect of warrants	266	440	258	414

Weighted average shares used in diluted computations	124,275	125,613	125,889	126,216

There were an aggregate of 2.0 million and 2.1 million of equity grants that were outstanding during the three and nine months ended September 30, 2011, and an aggregate of 1.6 million and 3.4 million of equity grants that were outstanding during the three and nine months ended September 30, 2010, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.
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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of only Level 2 derivatives and are shown below at their gross values at September 30, 2011 and December 31, 2010:
Fair Value Measurements at Reporting Date Using

		Significant	Significant
		Other	Other
		Observable	Observable
		Inputs	Inputs
		(Level 2)	(Level 2)
	Derivative Balance	Fair Value at	Fair Value at
	Sheet	September 30,	December 31,
	Location	2011	2010
	(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to intercompany management fee hedges	Prepaid expenses and other current assets	$2.1	$0.6
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.5	$2.3

		$2.6	$2.9

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$0.2	$0.8
Interest rate swaps	Accrued expenses	$6.0	$6.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.9	$3.0

		$9.1	$10.4

14. Subsequent Events
On October 31, 2011, the Company announced that its board of directors approved a cash dividend of $0.20 per common share, payable on November 28, 2011 to shareholders of record as of November 14, 2011.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $2.7 billion for the year ended December 31, 2010. As of September 30, 2011, we sold our products in 78 countries through a network of approximately 2.5 million independent distributors. In China, we sell our products through retail stores, sales representatives and independent service providers. Due to changes in China’s labor laws, effective in the third quarter of 2011, we no longer have sales employees in China as they have been transferred into independent service providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, has been the primary reasons for our success throughout our 31-year operating history.
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
We assign a Volume Point value to a product when it is first introduced into the market. The specific number of Volume Points assigned to a product is based on a Volume Point to U.S. dollar ratio that we use for the vast majority of new products. If a product is available in different quantities then the various sizes will have different Volume Point values. If a new product is not introduced in or otherwise expected to be sold in the U.S., we will determine the Volume Point value for that product based on a review of various factors in the regions and countries in which we will market the product, including the Volume Point to local currency ratio of existing products in the relevant countries. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason volume points are used in the manner described above is that we use volume points for distributor qualification and recognition purposes and therefore attempts to keep volume points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive product or a marginal increase in sales of an expensive product.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
	(Volume points in millions)
North America	252.9	225.4	12.2%	754.9	688.3	9.7%
Mexico	180.6	146.2	23.5%	519.1	408.2	27.2%
South & Central America	149.7	107.3	39.5%	403.9	304.5	32.6%
EMEA	132.4	114.3	15.8%	407.3	361.3	12.7%
Asia Pacific (excluding China)	261.2	191.8	36.2%	703.8	535.7	31.4%
China	40.3	39.4	2.3%	110.7	106.2	4.2%

Worldwide	1,017.1	824.4	23.4%	2,899.7	2,404.2	20.6%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Change	2011	2010	% Change
North America	58,897	51,095	15.3%	55,788	48,682	14.6%
Mexico	49,772	39,521	25.9%	46,206	36,950	25.1%
South & Central America	35,993	29,548	21.8%	33,343	27,979	19.2%
EMEA	39,227	33,625	16.7%	37,604	32,858	14.4%
Asia Pacific (excluding China)	51,644	37,291	38.5%	45,885	34,688	32.3%
China	9,533	7,548	26.3%	8,393	6,514	28.8%
Worldwide(1)	236,191	191,072	23.6%	219,817	180,306	21.9%

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

	Number of Sales Leaders		Sales Leaders Retention Rate
	2011	2010	2011	2010
North America	72,152	64,668	48.6%	43.3%
Mexico	54,526	47,068	57.9%	50.4%
South & Central America	50,288	51,060	47.3%	34.1%
EMEA	49,696	47,080	58.6%	51.9%
Asia Pacific (excluding China)	90,822	75,635	38.4%	38.6%

Total Sales leaders	317,484	285,511	48.9%	43.0%
China	30,543	27,415

Worldwide Total Sales Leaders	348,027	312,926

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
The value of the average monthly purchase of Herbalife products by our sales leaders has remained relatively constant over time. Consequently, increases in our sales are driven primarily by our retention of sales leaders, our recruitment and retention of distributors and by our distributors’ increased adoption of daily consumption DMOs.
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
Presentation
“Retail sales” represent the gross sales amounts on our invoices to distributors before distributor allowances, as defined below, and “net sales,” which reflect distributor allowances and shipping and handling revenues, represent what we collect and recognize as net sales in our financial statements. We discuss retail sales because of its fundamental role in our compensation systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of net sales to retail sales is presented below under “Results of Operations.” “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which approximate 50% of retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide.
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
Royalty overrides are generally earned based on retail sales and provide potential earnings to distributors of up to 23% of retail sales or approximately 33% of our net sales. Royalty overrides are generally compensation to distributors for the development, retention and improved productivity of their sales organizations and are paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our sales employees in China, prior to the transfer into independent service providers, were compensated with wages, bonuses and benefits and our independent service providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our traditional marketing program. Compensation to China sales employees and independent service providers are included in selling, general and administrative expenses. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. We also pay reduced royalty overrides with respect to certain products worldwide. Consequently, the total royalty override percentage may vary over time.
Royalty overrides together with distributor allowances of up to 50% of retail sales prices represent the potential earnings to distributors of up to approximately 73% of retail sales.
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
Summary Financial Results
Net sales for the three and nine months ended September 30, 2011 were $895.2 million and $2,570.0 million, respectively. Net sales increased $206.8 million, or 30.0%, and $574.1 million, or 28.8%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales for the three and nine months ended September 30, 2011 increased 24.1% and 22.8%, respectively, as compared to the same periods in 2010. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement as reflected by record 2011 sales leader retention and an increase in average active sales leaders; branding activities and increased distributor recruiting.
Net income for the three and nine months ended September 30, 2011 was $108.0 million, or $0.87 per diluted share, and $307.2 million, or $2.44 per diluted share, respectively. Net income increased $29.1 million, or 36.9%, and $94.3 million, or 44.3%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase for the three and nine months ended September 30, 2011 was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business and higher income taxes. In addition, net income for the nine months ended September 30, 2010 was also negatively impacted by matters related to Venezuela, as described below.

Net income for the nine months ended September 30, 2011 included a $0.9 million pre-tax ($0.7 million post-tax) additional interest expense from the write-off of unamortized deferred financing costs resulting from the debt refinancing arrangement in March 2011. See Note 4, Long Term Debt, to the Notes to Condensed Consolidated Financial Statements for further information on our debt refinancing.
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
The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.6	19.4	19.8	20.6

Gross profit	80.4	80.6	80.2	79.4
Royalty overrides(1)	32.5	32.5	32.9	32.9
Selling, general and administrative expenses(1)	31.0	33.4	30.7	32.4

Operating income	16.9	14.7	16.6	14.1
Interest expense, net	—	0.3	0.1	0.3

Income before income taxes	16.9	14.4	16.5	13.8
Income taxes	4.8	2.9	4.6	3.1

Net income	12.1%	11.5%	11.9%	10.7%

(1)
Compensation to our China sales employees and service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales
The following chart reconciles retail sales to net sales:
Sales by Geographic Region

	Three Months Ended September 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(Dollars in millions)
North America	$287.2	$(136.9)	$150.3	$30.4	$180.7	$248.3	$(118.7)	$129.6	$25.9	$155.5	16.2%
Mexico	182.6	(89.1)	93.5	19.4	112.9	134.8	(65.7)	69.1	14.4	83.5	35.2%
South & Central America	233.6	(111.1)	122.5	21.2	143.7	148.5	(67.6)	80.9	14.1	95.0	51.3%
EMEA	236.3	(112.8)	123.5	24.2	147.7	196.5	(95.6)	100.9	20.3	121.2	21.9%
Asia Pacific	398.2	(179.7)	218.5	36.7	255.2	290.5	(134.0)	156.5	25.1	181.6	40.5%
China	65.8	(10.8)	55.0	—	55.0	59.0	(7.4)	51.6	—	51.6	6.6%

Worldwide	$1,403.7	$(640.4)	$763.3	$131.9	$895.2	$1,077.6	$(489.0)	$588.6	$99.8	$688.4	30.0%

	Nine Months Ended September 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(Dollars in millions)
North America	$847.2	$(403.8)	$443.4	$89.5	$532.9	$753.8	$(359.6)	$394.2	$79.0	$473.2	12.6%
Mexico	534.5	(260.8)	273.7	57.0	330.7	381.7	(186.2)	195.5	40.8	236.3	39.9%
South & Central America	651.2	(309.6)	341.6	57.5	399.1	436.9	(206.5)	230.4	38.8	269.2	48.3%
EMEA	746.1	(358.2)	387.9	75.7	463.6	624.5	(301.4)	323.1	64.5	387.6	19.6%
Asia Pacific	1,083.0	(491.5)	591.5	100.1	691.6	792.2	(365.3)	426.9	67.5	494.4	39.9%
China	175.2	(23.1)	152.1	—	152.1	152.6	(17.4)	135.2	—	135.2	12.5%

Worldwide	$4,037.2	$(1,847.0)	$2,190.2	$379.8	$2,570.0	$3,141.7	$(1,436.4)	$1,705.3	$290.6	$1,995.9	28.8%

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
The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three and nine months ended September 30, 2011 as compared to the same periods in 2010, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.
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
North America
The North America region reported net sales of $180.7 million and $532.9 million for the three and nine months ended September 30, 2011, respectively. Net sales increased $25.2 million, or 16.2%, and $59.7 million, or 12.6%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 16.0% and 12.4% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The overall increase in net sales in the region in both periods was a result of net sales growth in the U.S. of $24.6 million, or 16.3%, and $57.8 million, or 12.6%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption DMO, especially the Nutrition Club DMO, and its extension into Commercial Clubs, along with the continued development of the Weight Loss Challenge DMO. The success of these DMOs has resulted in higher levels of distributor engagement and momentum.
Average active sales leaders in the region increased 15.3% and 14.6% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Average active sales leaders in the U.S. increased 15.3% and 14.8% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 8.0% as of September 30, 2011 compared to September 30, 2010.
The region hosted Leadership Development Weekend meetings in 18 cities during July with approximately 15,700 attendees.
Mexico
The Mexico region reported net sales of $112.9 million and $330.7 million for the three and nine months ended September 30, 2011, respectively. Net sales for the three and nine months ended September 30, 2011 increased $29.4 million, or 35.2%, and $94.4 million, or 39.9%, respectively, as compared to the same periods in 2010. In local currency, net sales for the three and nine months ended September 30, 2011 increased 29.7% and 32.3%, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact of $4.7 million and $18.1 million on net sales for the three and nine months ended September 30, 2011, respectively.
The growth in net sales is primarily the result of increased distributor engagement as well as the continued success of the Nutrition Club DMO. In addition, since the beginning of 2010 we have significantly expanded our distribution network and product access throughout the country.
Average active sales leaders in Mexico increased 25.9% and 25.1% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in Mexico increased 21.7% as of September 30, 2011, compared to September 30, 2010.
In September 2011, the region hosted an Extravaganza in Mexico City, Mexico with approximately 20,000 attendees.
South and Central America
The South and Central America region reported net sales of $143.7 million and $399.1 million for the three and nine months ended September 30, 2011, respectively. Net sales increased $48.7 million, or 51.3%, and $129.9 million, or 48.3%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 44.4% and 38.6% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a $6.5 million and $26.0 million favorable impact on net sales for the three and nine months ended September 30, 2011, respectively. The increase in net sales for the three and nine months ended September 30, 2011 was due to the net sales increases in substantially all of the countries in the region led by Brazil and Venezuela. This growth was primarily driven by the adoption and expansion of daily consumption DMO’s throughout the region.

In Brazil, the region’s largest market, net sales increased $26.6 million, or 50.3%, and $76.4 million, or 51.9%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 39.3% and 38.9% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in local currency net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption DMOs. The fluctuation of foreign currency rates had a $5.8 million and $19.1 million favorable impact on net sales in Brazil for the three and nine months ended September 30, 2011, respectively.
Venezuela, the region’s second largest market, experienced a net sales increase of $6.1 million, or 50.3%, and $14.1 million, or 49.5%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 50.3% and 34.9% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The sales growth in local currency in both periods was partially driven by price increases of 10%, 10%, and 4.5% in November 2010, February 2011, and August 2011, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.
Average active sales leaders in the region increased 21.8% and 19.2% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 9.9% as of September 30, 2011 compared to September 30, 2010.
There were no major events for the region in the third quarter.
EMEA
The EMEA region reported net sales of $147.7 million and $463.6 million for the three and nine months ended September 30, 2011, respectively. Net sales increased $26.5 million, or 21.9%, and $76.0 million, or 19.6%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 13.5% and 12.8% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $10.1 million and $26.6 million for the three and nine months ended September 30, 2011, respectively. The increase in net sales for the three and nine months ended September 30, 2011 was driven by the net sales increases in majority of the countries in the region led by Russia, Spain, Belgium, Italy and some Eastern European markets.
Net sales in Italy, our largest market in the region, increased $1.2 million, or 4.6%, and $7.4 million, or 8.8%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales decreased 4.6% and increased 1.9% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
Net sales in Russia, our second largest market in the region, increased $7.2 million, or 66.3%, and $23.4 million, or 76.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 58.4% and 67.8% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club.
Net sales in Spain, our third largest market in the region, increased $4.7 million, or 50.8%, and $9.0 million, or 30.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales in Spain increased 37.8% and 21.4% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment which was aided by our sponsorship of FC Barcelona.
Average active sales leaders in the region increased 16.7% and 14.4% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 8.4% as of September 30, 2011 compared to September 30, 2010.
The region hosted two Extravaganzas in September with approximately 15,500 attendees in Barcelona, Spain and 2,000 in Istanbul, Turkey.

Asia Pacific
The Asia Pacific region, which excludes China, reported net sales of $255.2 million and $691.6 million for the three and nine months ended September 30, 2011, respectively. Net sales increased $73.6 million, or 40.5%, and $197.2 million, or 39.9%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 31.4% and 31.7% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact of $16.6 million and $40.6 million on net sales for the three and nine months ended September 30, 2011, respectively. The increase in net sales for the three and nine months ended September 30, 2011 reflected broad-based growth across the region, especially in South Korea, India, Indonesia, and Malaysia, partially offset by a decrease in Taiwan.
Net sales in South Korea, our largest market in the region, increased $45.3 million, or 81.9%, and $103.6 million, or 70.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 66.4% and 59.3% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Mega and Premium Herbalife Opportunity Meetings. The fluctuation of foreign currency rates had a favorable impact on net sales of $8.6 million and $16.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
Net sales in Taiwan, our second largest market in the region, decreased $10.6 million, or 21.3%, and $12.3 million, or 9.5%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales decreased 28.2% and 17.5% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The decline in net sales is mainly due to strategic actions taken to address certain distributor business training practices around nutrition clubs, resulting in the closure of a significant number of clubs. We believe these actions create a stable platform for future growth. The fluctuation of foreign currency rates had a favorable impact on net sales of $3.4 million and $10.2 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
Net sales in India, our third largest market in the region, increased $16.4 million, or 111.7%, and $49.7 million, or 136.2%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 108.5% and 132.2% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in net sales for the three and nine months ended September 30, 2011 was primarily driven by the successful adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.5 million and $1.4 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
Net sales in Malaysia, our fourth largest market in the region, increased $6.6 million, or 40.8%, and $15.1 million, or 31.7%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 34.7% and 22.7% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.0 million and $4.3 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
Net sales in Indonesia increased $6.9 million, or 119.6%, and $17.9 million, or 98.5%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 109.8% and 88.9% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in local net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption DMOs. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.6 million and $1.8 million for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010.
Average active sales leaders in the region increased 38.5% and 32.3% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in the region increased 23.5% as of September 30, 2011 compared to September 30, 2010.
In September 2011, the region hosted an Asia Pacific University training in Seoul, Korea with approximately 13,000 attendees.

China
Net sales in China were $55.0 million and $152.1 million for the three and nine months ended September 30, 2011, respectively. Net sales increased $3.4 million, or 6.6%, and $16.9 million, or 12.5%, for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. In local currency, net sales increased 1.1% and 7.4% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The fluctuation of foreign currency rates had a favorable impact of $2.9 million and $6.9 million on net sales for the three and nine months ended September 30, 2011, respectively.
The current focus in China is to expand the Nutrition Club DMO to enhance the emphasis on daily consumption DMOs. We believe that the Nutrition Club concept is slowly starting to gain traction as evidenced by the growth in clubs over the past year. While we believe the Nutrition Club DMO has tremendous potential to expand throughout China and achieve success similar to South Korea, we also realize that this process will most likely build gradually over the next few years.
Average active sales leaders in China increased 26.3% and 28.8% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Total sales leaders in China decreased 2.5% as of September 30, 2011 compared to September 30, 2010. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.
As of September 30, 2011, we had direct-selling licenses in 16 provinces and we were operating 72 retail stores in 30 provinces in China. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million. We continue to seek additional provincial licenses where appropriate.
In September 2011, the region hosted their Anniversary Rally in Qingdao, Shandong with over 10,100 attendees.
Sales by Product Category

	Three Months Ended September 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	% Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(In millions)
Weight Management	$900.5	$(425.1)	$475.4	$84.7	$560.1	$687.4	$(323.0)	$364.4	$63.7	$428.1	30.8%
Targeted Nutrition	330.1	(155.9)	174.2	31.1	205.3	257.6	(121.1)	136.5	23.9	160.4	28.0%
Energy, Sports and Fitness	73.6	(34.8)	38.8	6.9	45.7	51.5	(24.3)	27.2	4.7	31.9	43.3%
Outer Nutrition	57.0	(26.9)	30.1	5.3	35.4	48.4	(22.7)	25.7	4.5	30.2	17.2%
Literature, Promotional and Other	42.5	2.3	44.8	3.9	48.7	32.7	2.1	34.8	3.0	37.8	28.8%

Total	$1,403.7	$(640.4)	$763.3	$131.9	$895.2	$1,077.6	$(489.0)	$588.6	$99.8	$688.4	30.0%

	Nine Months Ended September 30,
	2011					2010
				Shipping &					Shipping &
	Retail	Distributor	Product	Handling	Net	Retail	Distributor	Product	Handling	Net	% Change in
	Sales	Allowance	Sales	Revenues	Sales	Sales	Allowance	Sales	Revenues	Sales	Net Sales
	(In millions)
Weight Management	$2,597.0	$(1,230.3)	$1,366.7	$244.3	$1,611.0	$2,012.9	$(953.3)	$1,059.6	$186.2	$1,245.8	29.3%
Targeted Nutrition	939.5	(445.1)	494.4	88.4	582.8	741.4	(351.1)	390.3	68.6	458.9	27.0%
Energy, Sports and Fitness	200.9	(95.2)	105.7	18.9	124.6	142.0	(67.3)	74.7	13.1	87.8	41.9%
Outer Nutrition	175.7	(83.2)	92.5	16.5	109.0	148.9	(70.5)	78.4	13.8	92.2	18.2%
Literature, Promotional and Other	124.1	6.8	130.9	11.7	142.6	96.5	5.8	102.3	8.9	111.2	28.2%

Total	$4,037.2	$(1,847.0)	$2,190.2	$379.8	$2,570.0	$3,141.7	$(1,436.4)	$1,705.3	$290.6	$1,995.9	28.8%

Net sales for all product categories increased for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, mainly due to the factors described in the above discussions of the individual geographic regions.

Gross Profit
Gross profit was $719.9 million and $2,060.8 million for the three and nine months ended September 30, 2011, respectively, as compared to $555.2 million and $1,585.6 million for the same periods in 2010. As a percentage of net sales, gross profit for the three and nine months ended September 30, 2011 decreased to 80.4% and increased to 80.2%, respectively, as compared to 80.6% and 79.4% for the same periods in 2010, or an unfavorable net decrease of 20 basis points and favorable net increase of 80 basis points. The 20 basis point decrease for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily due to the unfavorable impact from country mix and inventory write-downs partially offset by net sourcing savings. The 80 basis point increase for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to a favorable 70 basis point net increase related to circumstances surrounding Herbalife Venezuela and Venezuela’s highly inflationary economy, the circumstances of which are described in great detail throughout our 2010 10-K. Specifically, the 70 basis point increase resulted from the combination of (i) 64 favorable basis points from recognizing an unfavorable foreign exchange impact of $12.7 million during the first quarter 2010, relating to the incremental U.S. dollar cost of importing finished goods into Venezuela at the unfavorable parallel market rate rather than the CADIVI official rate, and (ii) 6 favorable basis points from the impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the SITME rate during the nine months ended September 30, 2011, as opposed to being measured at the less favorable old parallel market rate during the first five months of fiscal year 2010 before the change to remeasuring at the SITME rate. See Liquidity and Capital Resources — Venezuela below for further discussion on currency exchange rate issues in Venezuela. We believe that at least in the near term we will continue to have the ability to partially mitigate certain cost pressures through improved optimization of our supply chain coupled with select increases in the retail prices of our products.
Royalty Overrides
Royalty overrides were $290.8 million and $844.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $224.1 million and $656.2 million for the same periods in 2010. Royalty overrides as a percentage of net sales was 32.5% for both the three months ended September 30, 2011 and 2010 and 32.9% for both the nine months ended September 30, 2011 and 2010. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our sales employees and independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $277.7 million and $788.5 million for the three and nine months ended September 30, 2011, respectively, as compared to $230.2 million and $648.1 million for the same periods in 2010. Selling, general and administrative expenses as a percentage of net sales were 31.0% and 30.7% for the three and nine months ended September 30, 2011, respectively, as compared to 33.4% and 32.4% for the same periods in 2010.
The increase in selling, general and administrative expenses for the three months ended September 30, 2011 included $14.1 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses including $10.3 million in higher distributor promotion and event costs, $5.2 million in higher non-income tax expenses such as value added tax and sales tax, $3.1 million in higher credit card fees and $2.0 million in higher professional services, partially offset by $2.3 million lower foreign exchange loss.
The increase in selling, general and administrative expenses for the nine months ended September 30, 2011 included $42.4 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses as a result of sales growth including $32.7 million in higher distributor promotion and event costs, $17.6 million in higher non-income tax expenses such as value added tax and sales tax, $8.1 million in higher credit card fees, $7.8 million in higher professional services, $6.3 million in higher expenses related to China sales employees and independent service providers and $1.2 million in higher foreign exchange loss, which included the effect of Herbalife Venezuela’s $7.4 million net foreign exchange loss recorded in the first and second quarter of 2010.
Net Interest Expense
Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Net Interest Expense	2011	2010	2011	2010
	(Dollars in millions)
Interest expense	$3.1	$2.7	$9.5	$7.7
Interest income	(2.8)	(0.5)	(5.7)	(1.4)

Net interest expense	$0.3	$2.2	$3.8	$6.3

The decrease in net interest expense for the three and nine months ended September 30, 2011, as compared to the same periods in 2010, was primarily due to interest received related to non-income tax refunds. In addition, net interest expense for the nine months ended September 30, 2011 included the write-off of deferred financing costs related to the extinguishment of our prior senior secured credit facility, or the Prior Credit Facility.
Income Taxes
Income taxes were $43.0 million and $116.9 million for the three and nine months ended September 30, 2011, as compared to $19.9 million and $62.0 million for the same periods in 2010. As a percentage of pre-tax income, the effective income tax rate was 28.5% and 27.6% for the three and nine months ended September 30, 2011, as compared to 20.1% and 22.6% for the same periods in 2010. The increase in the effective tax rate for the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily due to the conversion of Venezuela to a hyperinflationary currency in 2010, the change in the operating effective rate reflecting changes in the country mix and a non-cash benefit of $2.4 million due to the expiration of certain statute of limitations. The increase in the effective tax rate for the three months ended September 30, 2011, as compared to the same period in 2010, was primarily due to the settlement of an international tax audit and the expiration of certain statute of limitations, which resulted in a tax benefit to the third quarter of 2010, as well as the change in the operating effective rate reflecting changes in the country mix. See Note 12, Income Taxes, in the notes to the consolidated financial statements in the 2010 10-K for additional discussion on the income tax impact related to Venezuela becoming a highly inflationary economy.
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
Subsequent Events
On October 31, 2011, we announced that our board of directors approved a cash dividend of $0.20 per common share, payable on November 28, 2011 to shareholders of record as of November 14, 2011.
Liquidity and Capital Resources
We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $1.2 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain a revolving credit facility, recently executed on March 9, 2011, which had $477.8 million of undrawn capacity as of September 30, 2011.
For the nine months ended September 30, 2011, we generated $393.6 million of operating cash flow, as compared to $271.1 million for the same period in 2010. The increase in cash generated from operations was primarily due to an increase in operating income of $146.7 million driven by a 28.8% growth in net sales for the nine months ended September 30, 2011 as compared to the same period in 2010.
Capital expenditures, including capital leases, for the nine months ended September 30, 2011 and 2010, were $61.5 million and $42.2 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $85.0 million to $90.0 million for all of 2011.

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
In March 2011, we used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. We incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on our condensed consolidated balance sheet and are being amortized over the term of the New Credit Facility. On September 30, 2011 and December 31, 2010, the weighted average interest rate for borrowings under the New Credit Facility and the Prior Credit Facility was 1.72% and 1.75%, respectively.
The New Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2011, we were in compliance with these covenants.
During the nine months ended September 30, 2011, we borrowed $737.7 million and $54.0 million under the New Credit Facility and the Prior Credit Facility, respectively, and paid a total of $746.6 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively.
The following summarizes our contractual obligations including interest at September 30, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
					2016 &
	Total	2011	2012-2013	2014-2015	Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility, including expected interest	$237.0	$1.0	$7.7	$7.6	$220.7
Capital leases, including expected interest	1.9	1.6	0.3	—	—
Operating leases	171.3	11.9	75.6	48.0	35.8
Other	16.2	1.2	15.0	—	—

Total	$426.4	$15.7	$98.6	$55.6	$256.5

Off-Balance Sheet Arrangements
At September 30, 2011 and December 31, 2010, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
On February 22, 2011, we announced that our board of directors approved a cash dividend of $0.13 per common share in an aggregate amount of $14.8 million that was paid to shareholders on March 22, 2011. On May 2, 2011, we announced that our board of directors approved a cash dividend of $0.20 per common share in an aggregate amount of $23.9 million that was paid to shareholders on June 7, 2011. On August 1, 2011, we announced that our board of directors approved a cash dividend of $0.20 per common share in an aggregate amount of $23.5 million that was paid to shareholders on August 29, 2011.

The aggregate amount of dividends declared and paid during the three months ended September 30, 2011 and 2010, were $23.5 million and $14.9 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2011 and 2010 were $62.2 million and $39.0 million, respectively.
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
We did not repurchase any common shares in the open market during the three months ended March 31, 2011. During the three months ended June 30, 2011, we repurchased approximately 1.8 million of our common shares through open market purchases at an aggregate cost of approximately $98.8 million or an average cost of $54.15 per share. During the three months ended September 30, 2011, we repurchased approximately 2.8 million of our common shares through open market purchases at an aggregate cost of approximately $150.0 million or an average cost of $54.06 per share. As of September 30, 2011, the remaining authorized capacity under our share repurchase program was approximately $527.9 million.
Stock Split
On April 28, 2011, our shareholders approved a 2-for-1 split of our common shares. One additional common share was distributed to our shareholders on or around May 17, 2011, for each common share held on May 10, 2011. All common shares subject to outstanding equity awards and warrants, as well as the number of common shares reserved for issuance under our equity compensation plans, were adjusted proportionately.
Working Capital and Operating Activities
As of September 30, 2011 and December 31, 2010, we had positive working capital of $183.3 million, and $124.8 million, respectively, which resulted in a $58.5 million increase. This increase was primarily related to the increase in our cash and cash equivalents, receivables and inventories, partially offset by the increases in our current liabilities primarily related to our accounts payables, royalty overrides, and advance sales deposits. The increase in receivables primarily relates to increases in receivables from credit card companies due to the sales growth of our business. The increase in inventory primarily relates to increases in finished goods to support sales growth and strategic sourcing initiatives.
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
In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar would be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our condensed consolidated financial statements. At September 30, 2011 and December 31, 2010, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes.
In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on our consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in us recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in our condensed consolidated statement of income for the nine months ended September 30, 2011.
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
As of September 30, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $21.5 million, and included approximately $29.0 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the regulated SITME rate. Although Venezuela is an important market in our South and Central America region, Herbalife Venezuela’s net sales represented less than 2% of our consolidated net sales for both the nine months ended September 30, 2011 and 2010 and its total assets represented less than 3% of our consolidated total assets as of both September 30, 2011 and December 31, 2010.
Contingencies
See Note 5, Contingencies, to the Notes to Condensed Consolidated Financial Statements for information on our contingencies as of September 30, 2011.
Critical Accounting Policies
U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We regularly evaluate our estimates and assumptions related to revenue recognition, allowance for product returns, inventory, share-based compensation expense, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our operating results, financial condition and cash flows.

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of September 30, 2011, we sold products in 78 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.
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
Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns as a percentage of retail sales for the three months ended September 30, 2011 and 2010 were approximately 0.3% and 0.4%, respectively. Product returns as a percentage of retail sales for both the nine months ended September 30, 2011 and 2010 were approximately 0.4%.
We adjust our inventories to lower of cost or market based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $13.1 million and $9.4 million to present them at their lower of cost or market in our consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.
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
Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value. The implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of September 30, 2011, and December 31, 2010, we had

goodwill of approximately $105.5 million and $102.9 million, respectively, and marketing related intangible assets of approximately $310.0 million for both periods. No marketing related intangibles or goodwill impairment was recorded during the three months ended September 30, 2011 and 2010. As discussed in Note 2, Significant Accounting Policies, to the Notes to Condensed Consolidated Financial Statements, in September 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-08, Testing Goodwill for Impairment. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment. We are currently evaluating the potential impact of this adoption to our current goodwill impairment testing accounting policy.
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
We account for our derivative instruments in accordance with FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statements of income when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.
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
As of September 30, 2011, and December 31, 2010, the aggregate notional amounts of cash-flow designated hedge contracts outstanding were approximately $42.1 million and $32.1 million, respectively. At September 30, 2011, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. As of September 30, 2011, we recorded assets at fair value of $2.1 million and liabilities at fair value of $0.2 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, we recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2011.

As of September 30, 2011, and December 31, 2010, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month and three months, respectively. There were no foreign currency option contracts outstanding as of September 30, 2011 and December 31, 2010.
The following table provides information about the details of our foreign exchange forward contracts:

	Average		Fair
	Contract	Notional	Value
Foreign Currency	Rate	Amount	Gain (Loss)
		(In millions)	(In millions)
At September 30, 2011
Buy EUR sell ARS	5.85	$2.2	$—
Buy EUR sell AUD	1.36	$1.0	$—
Buy EUR sell CLP	687.77	$1.0	$—
Buy EUR sell GBP	0.87	$1.1	$—
Buy EUR sell IDR	12,895.77	$1.8	$(0.1)
Buy EUR sell INR	66.67	$1.5	$—
Buy EUR sell MXN	18.46	$16.8	$0.2
Buy EUR sell MYR	4.33	$2.1	$—
Buy EUR sell RUB	43.32	$2.5	$—
Buy EUR sell SGD	1.75	$0.6	$—
Buy EUR sell USD	1.37	$27.6	$(0.5)
Buy EUR sell ZAR	10.84	$0.7	$—
Buy GBP sell EUR	0.88	$1.9	$—
Buy GBP sell ILS	5.76	$2.1	$—
Buy JPY sell EUR	104.08	$0.2	$—
Buy JPY sell USD	76.70	$6.5	$—
Buy KRW sell USD	1,168.39	$24.0	$(0.5)
Buy MXN sell EUR	17.62	$8.6	$(0.5)
Buy MYR sell USD	3.06	$19.0	$(1.0)
Buy PEN sell USD	2.75	$6.9	$(0.1)
Buy RUB sell EUR	43.30	$0.5	$—
Buy RUB sell USD	31.85	$0.1	$—
Buy SEK sell EUR	9.16	$1.1	$—
Buy TWD sell USD	30.33	$0.7	$—
Buy USD sell ARS	4.28	$0.8	$—
Buy USD sell COP	1,894.38	$4.1	$0.1
Buy USD sell EUR	1.40	$41.2	$1.9
Buy USD sell GBP	1.56	$10.6	$—
Buy USD sell INR	48.80	$2.7	$—
Buy USD sell PEN	2.78	$0.5	$—
Buy USD sell PHP	44.03	$3.1	$—
Buy USD sell RUB	31.62	$1.3	$—
Buy USD sell TWD	30.13	$1.9	$—
Buy USD sell ZAR	7.91	$1.1	$—

Total forward contracts		$197.8	$(0.5)

Most of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2011 and December 31, 2010, the total amount of our foreign subsidiary cash was $248.0 million and $188.2 million, respectively, of which $7.2 million and $5.8 million, respectively, was invested in U.S. dollars.
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
In late December 2010, Venezuela announced that the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated and the CADIVI official exchange of 4.3 Bolivars per U.S. dollar would be used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our condensed consolidated financial statements. At September 30, 2011, we used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a further discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations and Venezuela’s highly inflationary economy.
Interest Rate Risk
As of September 30, 2011, $220.0 million of borrowings under the New Credit Facility is expected to mature and expire on March 9, 2016. The fair value of our New Credit Facility approximates its carrying value of $220.0 million as of September 30, 2011. The fair value of our Prior Credit Facility approximated its carrying value of $174.9 million as of December 31, 2010. The New Credit Facility bears, and the Prior Credit Facility bore, a variable interest rate, and on September 30, 2011 and December 31, 2010, the weighted average interest rate of the New Credit Facility and the Prior Credit Facility was 1.72% and 1.75%, respectively.
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
We assess hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2011. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. As of September 30, 2011, and December 31, 2010, the fair value of the interest rate swap agreements are based on third-party bank quotes and we recorded the interest rate swaps as a liability at fair value of $6.0 million and $6.6 million, respectively.
Item 4. Controls And Procedures
Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the third quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:
•
any collateral impact resulting from the ongoing worldwide financial “crisis,” including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a difficult economic environment;

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

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our distributors;

•	product liability claims; and

•	whether we will purchase any of our shares in the open markets or otherwise.
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
We distribute our products exclusively through approximately 2.5 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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
We estimate that, of our approximately 2.5 million independent distributors, we had approximately 489,000 sales leaders as of September 30, 2011. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.
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
We are subject to FDA rules for current good manufacturing practice, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in some product costs as a result of the necessary increase in testing of raw ingredients and finished products and this may cause us to seek alternate suppliers.
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
We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In an ongoing lawsuit filed on August 26, 2004 allegations were made challenging the legality of our network marketing program in Belgium. Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, alleging that HIB violated Article 84 of the Belgian Fair Trade Practices Act by engaging in pyramid selling, i.e., establishing a network of professional or non-professional sales people who hope to make a profit more through the expansion of that network rather than through the sale of products to end-consumers. The plaintiff is seeking a payment of €25,000 (equal to approximately $34,000 as of September 30, 2011) per purported violation as well as costs of the trial. For the year ended December 31, 2010, our net sales in Belgium were approximately $16.8 million. The plaintiffs filed their initial brief in September 2005 and in May 2006 we filed a reply brief. In December 2008 plaintiffs filed a responsive brief and in June 2009 we filed a reply brief. An oral hearing was held on November 3, 2010 and the Court issued an interim judgment on November 24, 2010 ordering the parties to address a change in the underlying Belgian statute. A hearing was held on May 11, 2011 and the Court issued an interim judgment on June 15, 2011 in which it asked for additional briefing from the parties. Briefs were filed on September 5, 2011 by Test-Ankoop-Test Achat and on July 22, 2011, August 17, 2011 and September 19, 2011 by HIB. A hearing was held on October 26, 2011 and we expect the court to render its decision by the end of this year. An adverse judicial determination with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious defenses to the suit.
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
In 2005, China published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations were issued in 2005 and in 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that can directly serve customers and preferred customers. We also have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, and Chongqing. We have also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide services to Herbalife customers. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue in some part to incorporate such features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.
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
Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. We cannot guarantee that any of our distributors living outside of China or any of our sales representatives or independent service providers in China have not engaged or will not engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.
China enacted a labor contract law which took effect January 1, 2008 and on September 18, 2008 an implementing regulation took effect. On October 28, 2010 China enacted a social insurance law that came into effect on July 1, 2011. We have reviewed our employment contracts and contractual relations with employees in China, which include certain of our employed sales personnel, and have transferred those employed sales personnel into independent service providers and have made such other changes as we believe to be necessary or appropriate to bring these contracts and contractual relations into compliance with these laws and their implementing regulations. In addition, we continue to monitor the situation to determine how these laws and regulations will be implemented in practice. There is no guarantee that these laws will not adversely impact us, cause us to change our operating plan for China or otherwise have an adverse impact on our business operations in China.

If our operations in China are successful, we may experience rapid growth in China, and there can be no assurances that we will be able to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force. If we are unable to effectively manage such growth and expansion of our retail stores and manufacturing operations, our government relations may be compromised and our operations in China may be harmed.
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
If we fail to further penetrate existing markets and expand our business into new markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.
The success of our business is to a large extent contingent on our ability to further penetrate existing markets and to a much less extent enter into new markets. Our ability to further penetrate existing markets or to expand our business into additional countries in Eastern Europe, Southeast Asia, South America or elsewhere, to the extent we believe that we have identified attractive geographic expansion opportunities in the future, is subject to numerous factors, many of which are out of our control.
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
Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have over 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, fructose, dairy products, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

Additionally, third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one or more of our products or marks will not be found to infringe upon third party intellectual property rights in the future. For example, in a pending action in the U.S. federal courts, the adidas companies alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their “Trefoil” mark associated with such goods. They have also alleged that such uses of Herbalife’s Tri-Leaf device and certain Herbalife trademark applications constitute a breach of a 1998 agreement between the parties. The trademark claims and all claims for money damages have been dismissed, but the trial court has granted a partial summary judgment in favor of the adidas companies on its breach of contract claim, and adidas is seeking further rulings compelling changes in the way that Herbalife displays its Tri-leaf device. We continue to contest adidas’ interpretation of the 1998 agreement and are considering an appeal of the partial summary judgment after trial on the remaining claims. We do not believe that we have breached the 1998 agreement, nor that we are infringing on any third party intellectual property rights. Nevertheless it remains possible that an adverse judgment on one or more outstanding claims might issue, awarding injunctive relief to adidas that could limit Herbalife’s ability to display its Tri-Leaf mark in connection with certain sports apparel, sports equipment, or sports-related marketing and services.
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
On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $84 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case.
The Company has not recorded a provision as the Company, based on its analysis and guidance from its advisors, does not believe a loss would be probable if the assessment is re-issued or if any additional assessment is issued. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. We believe that we have meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued. Any adverse outcomes in these matters could have a material impact on our financial condition and operating results.
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
The following is a summary of our repurchases of common shares during the three months ended September 30, 2011:

			Total Number	Approximate
			of Shares	Dollar
			Purchased as	Value of Shares
	Total	Average	Part of Publicly	that May Yet Be
	Number	Price	Announced	Purchased Under
	of Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
July 1 — July 31	—	—	—	$677,851,427
August 1 — August 31	2,468,609	$53.90	2,468,609	$544,794,057
September 1 — September 30	305,646	$55.38	305,646	$527,867,644

	2,774,255	$54.06	2,774,255	$527,867,644

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
(a)

10.8	#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.9	#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.10	#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.11	#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.12	#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.13		Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.14	#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

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
(d)

10.20	#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.21	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(n)

10.22	#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(n)

10.23	#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)

10.24	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(r)

10.25	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(r)

10.26	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O Johnson	(r)

10.27	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(r)

10.28	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(r)

10.29	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(r)

10.30	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated June 14, 2004	(g)

10.31	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated September 1, 2004	(g)

Exhibit
Number		Description	Reference
10.32	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated December 1, 2004	(g)

10.33	#	Amendment dated October 24, 2006, to Stock Option Agreement by and between Herbalife Ltd. and Richard P. Goudis dated April 27, 2005	(g)

10.34	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(h)

10.35	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(h)

10.36	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(h)

10.37	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(h)

10.38	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)

10.39	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)

10.40	#	Herbalife Ltd. Employee Stock Purchase Plan	(i)

10.41	#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(j)

10.42	#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)

10.43	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)

10.44	#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(j)

10.45	#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(k)

10.46	#	Form of Independent Directors Stock Appreciation Right Award Agreement	(l)

10.47	#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(l)

10.48	#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(m)

10.49	#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc., dated as of January 1, 2010.	(m)

10.50	#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)

10.51	#	Amended and Restated Non-Management Directors Compensation Plan	(n)

10.52	#	Amendment to Form of Non-Employee Directors Stock Appreciation Right Award Agreement	(n)

10.53	#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(o)

10.54	#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(p)

10.55	#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(p)

10.56	#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(q)

10.57	#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(q)

10.58
Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.
(r)

10.59	#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(s)

10.60	#	Stock appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(t)

31.1		Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2		Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS		XBRL Instance Document	**

101.SCH		XBRL Taxonomy Extension Schema Document	**

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB		Taxonomy Extension Label Linkbase Document	**

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith.

**	Furnished, not filed, herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on October 26, 2006 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on June 1, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(j)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(l)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(m)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(o)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.

(s)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(t)	Previously filed on August 10, 2011 as an Exhibit to the Company and Current Report Form 8-K and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.
By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer

Dated: October 31, 2011