Form 10-K
period 2011-12-31
HERBALIFE LTD.
filed 2012-02-21
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(213) 745-0500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, par value $0.001 per share	New York Stock Exchange

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

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

There were 116,273,652 common shares outstanding as of February 15, 2012. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $5,688 million as of June 30, 2011, based upon the last reported sales price on the New York Stock Exchange on that date of $57.64.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2011, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

GENERAL

We are a global network marketing company that sells weight management, nutritional supplement, energy, sports & fitness products and personal care products. We were founded in 1980 by Mark Hughes. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $3.5 billion for the fiscal year ended December 31, 2011. As of December 31, 2011, we sold our products in 79 countries through a network of approximately 2.7 million independent distributors. In China, in order to comply with local laws and regulations, we sell our products through retail stores, sales representatives, sales officers and independent service providers. Independent service providers operate their own business under Chinese law as well as the conditions set forth by us to sell products and provide services to our customers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, and actively engaged distributors, have been the primary reasons for our success throughout our 32-year operating history.

We offer science-based products in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. Weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition accounted for 62.5%, 22.8%, 4.9% and 4.3% of our net sales in fiscal year 2011, respectively. The weight management product portfolio includes meal replacement shakes, weight-loss enhancers, appetite suppressors and a variety of healthy snacks. Our collection of targeted nutrition products includes dietary supplements which contain vitamins, minerals and natural ingredients that support total well-being and long-term good health. The energy, sports & fitness category includes energy and isotonic drinks as well as the Herbalife24 line of products to support a healthy active lifestyle. Our Outer Nutrition products include skin cleansers, moisturizers and lotions with antioxidants, as well as anti-aging products.

We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact and education between retail consumers and their distributors. This personal contact can enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, our distributors use our products themselves, and can therefore provide first-hand testimonials of the effectiveness of our products to consumers, which often serve as a powerful sales tool.

We are focused on building and maintaining our distributor network by offering financially rewarding and flexible career opportunities through sales of quality, innovative and efficacious products to health conscious consumers. We believe the income opportunity provided by our network marketing program appeals to a broad cross-section of people throughout the world, particularly those seeking to supplement family income, start a home business or pursue entrepreneurial, full or part-time employment opportunities. Our distributors, who are independent contractors, can profit from selling our products and can also earn royalties and bonuses on sales made by the other distributors whom they recruit to join their sales organizations.

We enable distributors to maximize their potential by providing a broad array of motivational, educational and support services. We motivate our distributors through our performance-based compensation plan, individual recognition, reward programs and promotions, and participation in local, national and international Company-sponsored sales events such as Extravaganzas. We provide educational materials that our distributors can use to enhance recruitment and maximize their sales. We and our distributor leadership conduct thousands of training sessions each year throughout the world to educate and motivate our distributors. These training events teach our distributors not only how to develop invaluable business-building and leadership skills, but also how to differentiate our products to consumers. Our corporate-sponsored training events provide a forum for distributors, who otherwise operate independently, to share ideas with us and each other. In addition, we operate an Internet-based Herbalife Broadcasting Network, which delivers worldwide, educational, motivational and inspirational content, including addresses from our Chief Executive Officer, to our distributors. We further aid our distributors by generating additional demand for our products through traditional marketing and public relations activities, such as television ads, sporting event sponsorships and endorsements.

Our Competitive Strengths

We believe that our success stems from our ability to motivate our distributor network through our marketing plan and provide distributors with a unique go-to-market strategy that supports sustainable daily consumption of our innovative and efficacious products that appeal to consumer preferences for healthy lifestyles. We have been able to achieve sustained and profitable growth by capitalizing on the following competitive strengths:

Distributor Base

As of December 31, 2011, we had approximately 2.7 million distributors, which include approximately 171,000 China sales representatives, sales officers, and independent service providers. Collectively, we refer to this group as “distributors.” Approximately 548,000 of our 2.7 million distributors have become sales leaders, which are comprised of approximately 501,000 sales leaders in the 78 countries where we use our traditional marketing plan and approximately 47,000 China sales officers and independent service providers operating under our China marketing plan. Collectively, we refer to this group as “sales leaders.” Due to changes in China’s labor laws, effective in the third quarter of 2011, we no longer have sales employees in China as they have been transitioned to sales officers and independent service providers. We segment the distributors who have not attained the sales leader level into three general categories based on their product order patterns: discount buyers, small retailers and potential sales leaders. We define discount buyers as customers who have signed up as distributors to receive a discount on their purchases; small retailers as product users and sales people who generate modest sales to friends and family; and distributors who are proactively developing a business with the intention of qualifying to become a sales leader. For the approximately 548,000 sales leaders in our organization, the marketing plan encourages active participation in the business including building down-line sales organizations of their own, which can serve to increase their income and increase our product sales. Sales leaders contribute significantly to our sales.

Product Portfolio

We are committed to building distributor and customer loyalty to our brand by providing a diverse portfolio of health-oriented and wellness products. The breadth of our product offerings enables our distributors to sell a comprehensive package of products designed to simplify weight management and daily nutrition. We continue to introduce new products and rigorously review, and if necessary, improve our product formulations, based upon developments in nutrition science or changes in regulation. We believe that the longevity and variety in our product portfolio significantly enhance our distributors’ abilities to build their businesses.

Nutrition Science-Based Product Development

We continue to emphasize and make investments in science-based product development in the fields of weight management, nutrition supplement and personal care. We have a growing internal team of scientists dedicated to continually evaluating opportunities to enhance our existing products and to develop new science-based products. These product development efforts are reviewed by prominent doctors and world-renowned scientists who constitute our Nutrition Advisory Board. In addition, we have provided donations to assist in the establishment of the Mark Hughes Cellular and Molecular Lab at UCLA, or the UCLA Lab, and we continue to rely on its expertise. We believe that the UCLA Lab provides opportunities for Herbalife to access cutting-edge science in botanical, herbal and nutrition research. See Product Development below for further information on the Nutrition Advisory Board and UCLA lab. In 2007, Herbalife awarded a research grant to the National Center for Natural Products Research at the University of Mississippi School of Pharmacy, or NCNPR. The grant will allow NCNPR scientists to identify and study the biologically active chemicals found in botanicals, which may be used in the development of future dietary supplement and skin care products for Herbalife.

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

Geographic Diversification

We have a proven ability to establish our network marketing organization in new markets. Since our founding 32 years ago, we have expanded our presence into 79 countries as of December 31, 2011. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our financial exposure to any particular market. We opened five new markets during 2011 and our strategic plan includes a goal of opening several new markets during 2012.

Our Business Strategy

We believe that our network marketing model is the most effective way to sell our products. Our objective is to increase the recruitment, retention, retailing and productivity of our distributor base by pursuing the following strategies:

Product Strategy

We are committed to providing our distributors with unique, innovative products to help them increase retail sales and recruit new distributors. Our product development is focused on four principal categories: weight management; targeted nutrition, including everyday wellness and healthy aging; energy, sports & fitness and Outer Nutrition that capitalize on the mega trends of obesity and anti-aging. We will augment our product portfolio on an on-going basis with additional science-based products and, as appropriate, will bundle products addressing similar health concerns into packages and programs. We maintain a core set of products that are available in key markets around the world. We periodically introduce new upgraded formulations of existing products to continue to improve the efficacy and product differentiation of our product as compared to products that can be found on the retail shelf. To better support distributors by providing alternative price points, we offer both individual serving sizes and larger sizes of our top selling products. Additionally, each year we plan to have launches of products and/or programs, coupled with our major events, to generate continued excitement among our distributors, to add to our core set of products and to support our distributor methods of operation, or DMOs. These launches will generally target specific market segments deemed strategic to us, such as the recent introduction of our Herbalife24 sports products that supports our focus on a healthy, active life style and our branding effort as well. These launches may be specific to certain regions and are not in all instances indicative of a global product launch. To augment the personal testimonials of our distributors and to provide them with independent validation of our product efficacy we successfully completed two sponsored clinical studies in 2008, one sponsored clinical study in 2009, two sponsored clinical studies in 2010, and one sponsored clinical study in 2011. In addition, we have several clinical studies planned for 2012.

Distributor Strategy

We continue to invest in events and promotions as a catalyst to help our distributors improve the effectiveness and productivity of their businesses. We work with our distributor leaders to globalize best-practice business methods to enable our distributors to improve their penetration in existing markets. We refer to these business methods as DMOs and they include such methods as Nutrition Clubs, Lifestyle Centers/Offices, Weight Loss Challenges, The Total Plan, Super and Mega HOM’s, Roadshows and product sampling. Under our traditional DMO, distributors typically sell to their customers on a somewhat infrequent basis (e.g. monthly) which provides less opportunity for interaction with their customers. Under a daily consumption DMO, distributors interact with their customers on a more frequent basis which enables the distributors to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping our distributors grow their businesses. We invest in creative product delivery and infrastructure improvements to increase distributor access to product, particularly in daily consumption markets with limited credit card use and poor local delivery services. We offer a variety of internet and mobile based tools for use by our distributors that make it simpler for them to purchase our product, enroll new distributors, manage their organizations productivity and service their customers. And finally, to increase brand awareness we and our distributors have entered into numerous marketing alliances around the world with top athletes and sports teams and rolled out a style guide and brand asset library so that our distributors have access to the Herbalife brand logo for use in their marketing efforts.

We also plan to continue creating more access points in markets with large geographical areas such as the U.S., Russia, India, Mexico and Brazil in order to help support our growth and our daily consumption DMOs. In early 2010, for example, we benefited from initiating a distribution agreement with a large retailer in Mexico. This agreement allows distributors to pick up their product orders at a customer service counters at approximately 270 locations in approximately 26 Mexican states as of December 31, 2011. We believe that by leveraging their distribution system, we are providing distributors with significantly better product access. In India, we are testing a similar distribution arrangement with a local retailer to further support the successful adoption of the Nutrition Club DMO. We will continue to evaluate the need to increase sales centers to support our Company’s growth.

Infrastructure Strategy

In 2009, we completed the roll-out of an Oracle enterprise-wide technology solution, which has a scalable and stable open architecture platform, to support our business growth and enhance our efficiency and productivity as well as that of our distributors. We continue to leverage the Oracle platform adding new modules to help support our business growth, improve productivity and support our strategic initiatives. In 2011 we implemented Oracle’s process manufacturing module in our Lake Forest, California manufacturing facility. Our Suzhou, China manufacturing facility has used this same Oracle module since 2010. In 2012 we plan to implement the same Oracle module in our botanical extraction facility being constructed in Changsha, Hunan, China. In addition, we are continually upgrading our Internet-based marketing and distributor services platform with tools such as BizWorks, MyHerbalife.com, iChange, Herbalife Mobile and other internet based tools. We continue to invest in business intelligence tools to enable better analysis of our business and identify opportunities for growth. In the last two years we introduced both mobile and private social networking tools to make it easier for our distributors to interact with us and their customers while on the move. We will continue the build out these tools so that we can take advantage of the rapid development of mobile technology around the globe.

Our “Seed to Feed” strategy, which encompasses the entire supply chain, started in August 2009, when we purchased certain assets of Micelle Laboratories, Inc., a Lake Forest, California contract manufacturer of food and nutritional supplements. We purchased these assets in order to strengthen our global manufacturing capabilities and we completed the modifications to this facility in 2011. This strategy expanded with the announcement of a joint venture in Changsha, Hunan, China to build a botanical extraction facility which will provide improved traceability and processing of our botanical raw materials and is expected to be completed and operational in 2012.

We continue to invest in our employees through comprehensive and global organizational development programs including our new employee orientation training, General Manager Training and our Advanced Leadership Program. We also invest in our Employee Wellness program which includes providing access to our products, subsidizing cafeterias and kitchens, providing access to fitness centers and encouraging annual participation in our Health Assessment program. Through this program we attempt to increase the awareness of living a healthy active lifestyle, which also creates a great philosophical connection to our independent distributors.

Product Overview

For 32 years, our products have been designed to help distributors and customers from around the world lose weight, improve their health and experience life-changing results. We have built our heritage on developing unique formulas that blend the best of nature with innovative techniques from nutritional science, appealing to the growing base of consumers seeking differentiated products to support a healthier lifestyle.

As of December 31, 2011, we marketed and sold 138 products encompassing over 4,400 SKUs and currently have approximately 2,000 trademarks worldwide. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our consumers and maximize our distributors’ cross-selling opportunities. These programs target specific consumer market segments, such as women, men, weight-management customers and individuals looking to enhance their overall well-being and support an active, healthy lifestyle.

The following table summarizes our products by product category.

Product Category	Description	Representative Products
Weight Management
(62.5%, 62.1% and 63.0% of net sales for 2011, 2010 and 2009 respectively)	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Prolessa™ Duo and Protein Bars

Targeted Nutrition
(22.8%, 23.0%, and 21.2% of net sales for 2011, 2010 and 2009, respectively)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Aloe Concentrate, Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, COQ10 Plus

Energy, Sports & Fitness
(4.9%, 4.4%, and 4.3% of net sales for 2011, 2010 and 2009, respectively)	Products that support a healthy active lifestyle	Herbalife24 product line, Liftoff® energy drink, H3O™ hydration drink

Outer Nutrition
(4.3%, 4.7%, and 5.5%, of net sales for 2011, 2010 and 2009, respectively)	Facial skin care, body care, and hair care	Skin Activator® anti-aging line, Herbal Aloe Bath and Body Care line, NouriFusion® multivitamin skin care line, Radiant C antioxidant skin care line

Literature, Promotional and Other Products
(5.5%, 5.8%, and 6.0% of net sales for 2011, 2010 and 2009, respectively)	Sales aids, informational audiotapes, CDs, DVDs and start-up kits	International Business Packs, BizWorks

Weight Management

Weight Management is our largest product category representing 62.5% of our net sales for the year 2011. Formula 1, our best-selling product line, is a healthy meal with soy protein, fiber, botanicals plus essential vitamins and minerals that is available in various delicious flavors to help support weight management. It has been the centerpiece of our weight management program for 32 years and generated approximately 29% of net sales for the year 2011. We continue to be the worldwide leader in meal replacement shakes. Personalized Protein Powder and Protein Drink Mix are soy and whey protein products designed as boosts to Formula 1 to increase a person’s daily protein intake and help them achieve their desired weight and shape. Weight-loss enhancers, including Herbal Tea Concentrate, Total Control ® and Prolessa™ Duo, address specific challenges associated with dieting, such as lack of energy, hunger and food craving, fluid retention, decreased metabolism and digestive challenges, by building energy, boosting metabolism, curbing appetite and helping to promote weight loss. Healthy Snacks, such as bars and soups, are formulated to provide between-meal nutrition and appetite satisfaction. We provide further segmentation of our leading Formula 1 product line with limited edition, seasonal flavors including Orange Cream and Pumpkin-Spice in the U.S. and Toffee-Apple-Cinnamon in Europe, Middle East and Africa, or EMEA region. We also expanded the snack category adding Gourmet Tomato Soup in EMEA region.

Targeted Nutrition

We market numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. These supplements contain quality botanicals, vitamins, minerals and other natural ingredients and focus on specific life stages of our customers, including women, men, children and those with health concerns, including heart health, healthy aging, digestive health, or immune solutions. Niteworks® is a product developed in conjunction with Nobel Laureate in Medicine, Dr. Louis Ignarro, which supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Garden 7® designed by Dr. David Heber, head of our Nutrition Advisory Board, is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables and has anti-oxidant and health-boosting properties. Best Defense® is an effervescent drink that helps boost immunity. In 2011, we further expanded distribution of our successful Active Fiber line by introducing our popular Apple flavored Active Fiber Complex in the South and Central America region. Our globalization efforts focused on top sellers such as Herbal Aloe Mango in the EMEA region; Niteworks® and Herbalifeline in Asia Pacific, EMEA and South and Central America regions and our Aloe and Tea products in newly opened markets, Georgia, Belarus, Mongolia, Lebanon, and Ghana. As part of our regional strategy, we launched Healthy Eye in two key markets in the Asia Pacific region, Korea and Taiwan. In the North America region, we broadened our fast growing mango flavored Herbal Aloe Concentrate by offering a  1/2 gallon option to better meet the needs of U.S. based Nutrition Clubs. Throughout 2011, we continued to upgrade our targeted nutrition portfolio with improved formulations including a re-launch of 21-Day Cleansing Program in the U.S. and Woman’s Choice in the U.S. and Asia Pacific regions.

Energy, Sports & Fitness

We entered into the high growth energy drink category in 2005 with the introduction of Liftoff®, an innovative, effervescent energy drink containing a proprietary blend of B-vitamins, guarana, ginseng, ginkgo and caffeine to increase energy and improve mental clarity for better performance throughout the day. In 2007, we launched H3O tm Fitness Drink to provide rapid hydration and sustained muscle energy plus antioxidant protection for people living a healthy, active lifestyle. In 2008, we introduced H30 Pro in EMEA to provide an isotonic drink to individuals participating in high activity sports. In 2011, we introduced the Herbalife24 product line in the US and 20 countries throughout EMEA. The Herbalife24 product line is a complete, seven-product program, formulated to meet the nutritional needs of the 24 Hour Athlete®, whether they be a top professional, or amateur fitness enthusiast. The Herbalife24 product line enables athletes to customize their nutrition program based on personal training and competitive demands throughout the day. The entire line was formulated based on peer-reviewed clinical research, collaboration between leading Herbalife scientists, and the input of professional athletes. Each product is certified and tested for substances banned by professional and collegiate athletic governing bodies.

Outer Nutrition

Our Outer Nutrition products complement our weight management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers, facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women. Our Herbal Aloe line is our distributor’s introductory line providing distributors with shampoos, conditioners, lotions and soaps that help sooth the skin. NouriFusion® Multivitamin skin care products are formulated with antioxidant Vitamins A, C and E for a healthy, glowing complexion. We previously launched a full line of anti-aging products as an extension of our successful Skin Activator® product, an advanced face cream that contains a collagen-building Glucosamine Complex to reduce the appearance of fine lines and wrinkles. In the past few years, we have launched a number of regional products to address local market needs.

Literature, Promotional and Other Products

We also sell literature and promotional materials, including sales aids, informational audiotapes, CDs and DVDs designed to support our distributors’ marketing efforts, as well as start-up kits called “International

Business Packs” for new distributors. We also offer internet based tools such as BizWorks, a customizable retail website for our distributors to enhance the on-line experience and improve their productivity.

Product Development

We are committed to providing our distributors with unique, innovative, science-based products to help them increase recruiting, retention and retailing. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with our Nutrition Advisory Board to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributors to successfully develop and launch the product. Our research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

A progressive product development process was deployed in 2010 to accelerate new product introduction and to improve product launches. Cross-functional teams from Product Marketing, Product Development, Sciences, Licensing, Manufacturing and Finance were formed and assigned to major product initiatives.

The product development process is a stage-gate process based on “best in class” practices in our industry. The process consists of five stages: identification, feasibility assessment, development, launch, and learn. The project teams obtain approvals from a corporate steering team comprised of key executives in the Company. The process defines each department’s roles and responsibilities and sets clear deliverables for each stage. It creates a succinct process from the beginning of the development cycle to the end.

New product ideas are generated and narrowed down to high potential ideas that fill our business needs and conform to our overall strategy. We test the most promising ideas with distributors and customers using a variety of qualitative and quantitative tools. This testing is followed by a feasibility assessment which includes reviewing product and package prototypes, product positioning and messaging, designing process, analyzing manufacturing issues and providing preliminary financial projections of product sales. The next stage is the development phase in which we finalize the formula, process, manufacturing strategy, product positioning, pricing, labeling and other related matters. The fourth stage is the launch phase in which we prepare promotional and sales materials, complete the supply chain plan, create product and financial forecasts, and complete other final launch preparations. After the product is launched, we closely track sales performance and the lessons learned so we can update and improve the product development process. In addition, we have significantly increased our investment in clinical studies and in our science program to substantiate claims and the efficacy of our products.

We continuously reorganize our technical team for greater product development efficiency as well as to carry out related product development strategies both globally and regionally. During 2011, we added new technical and scientific professionals and additional resources to the Company’s Nutrition Advisory Board.

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

Part of the Herbalife Nutrition Institute is the Company’s Nutrition Advisory Board. The Nutrition Advisory Board is comprised of leading experts around the world in the fields of nutrition and health who educate Herbalife distributors, on the principles of nutrition, physical activity and healthy lifestyle. The Institute and the Nutrition Advisory Board are chaired by David Heber, M.D., Ph.D., director of the Center for Human Nutrition at the University of California, Los Angeles (UCLA).

We believe that it is important to maintaining our relationships with members of our Nutrition Advisory Board and the editorial board of the Herbalife Nutrition Institute that we recognize the time and effort that they expend on our behalf. Each member of our Nutrition Advisory Board, other than Dr. Heber, receives a monthly retainer of up to $5,000, plus up to $3,000 for every day that they appear at a non-southern California distributor event and up to $2,000 for every day that they need to travel to such events. Members of the editorial board of the Herbalife Nutrition Institute are compensated for their time and efforts by receiving a $5,000 annual stipend, except Dr. Lou Ignarro. We do pay a consulting firm, with which Dr. Ignarro is affiliated, a royalty on sales of Niteworks®, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s consulting, promotional or endorsement services, with such amounts totaling $2.9 million, $2.3 million, and $1.9 million, in 2011, 2010, and 2009, respectively. Generally, other than the equity awards granted in 2011, 2010 and 2005, Dr. Heber receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a firm, with which Dr. Heber is affiliated, a quarterly fixed royalty of $75,000.

We have also made contributions to the UCLA Lab. We have invested in this lab since 2002 with total donations of approximately $1.5 million which includes donations of lab equipment and software. UCLA agreed that the donations would be used for further research and education in the fields of weight management and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA involves clinical studies and research regarding botanical ingredients, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals. Additionally in 2010, we initiated a botanical identification program with UCLA which is intended to help with the operational activities in our quality labs in China and the U.S. and in our botanical extraction facility in Changsha, Hunan, China once it is completed.

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

Network Marketing Program

General

Our products are distributed through a global network marketing organization comprised of approximately 2.7 million independent distributors in 79 countries as of December 31, 2011, including China where, due to regulations, our sales are conducted through Company operated retail stores, sales representatives, sales officers and independent service providers. In China, in the areas where we have a direct selling license, our representatives, officers and independent service providers can sell Herbalife product outside the retail establishments. In addition to helping our distributors achieve their goals of health and wellness through use of our products, we offer our distributors, who are independent contractors, attractive income opportunities. Distributors may earn income on their own sales and can also earn royalties and bonuses on sales made by the distributors in their sales organizations. We believe that our products are particularly well-suited to the network marketing distribution channel because sales of weight management and health and wellness products are strengthened by ongoing personal contact and coaching of retail consumers by distributors. We believe our continued commitment to developing innovative, science-based products will enhance our ability to attract new distributors as well as increase the productivity and retention of existing distributors. Furthermore, our international sponsorship program, which permits distributors to sponsor distributors in other countries where we are licensed to do business and where we have obtained required product approvals, provides a significant advantage to our distributors in developing and growing their businesses.

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

Structure of the Network Marketing Program

To become a distributor in most markets, a person must be sponsored by an existing distributor and must purchase an International Business Pack, or IBP. The IBP is a distributor kit available in local languages. The product and literature contents in the kits vary slightly to meet individual market needs. An example is the large size U.S. IBP, which costs $90.95 and includes a canister of Formula 1 shake mix, two bottles of nutritional supplements, Herbal Concentrate (Tea), Liftoff® (an energy drink), and Hand Sanitizer, along with a handy tote, booklets describing us, our compensation plan and rules of conduct, various training and promotional materials, distributor applications and a product catalog. The smaller U.S. version costs $54.95 and includes sample products, a handy tote, and essentially the same print and promotional materials as included in the larger kit version. To become a sales leader, or qualify for a higher level, distributors must achieve specified volumes of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify for the levels once each year. To attain sales leader status, a distributor generally must be responsible for sales of products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. An additional optional qualification, introduced globally in October 2009, allows for a distributor to achieve sales leader level by personally placing orders with Herbalife that accumulate to 5,000 volume points within 12 months. China has its own unique marketing program.

Volume points are point values assigned to each of our products that are usually equal in all countries. We assign a Volume Point value to a product when it is first introduced into the market. The specific number of Volume Points assigned to a product is based on a Volume Point to U.S. dollar ratio that we use for the vast majority of new products. Sales leaders may then attain higher levels (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle), and earn increasing amounts of royalty overrides based on sales in their downline organizations and, for members of our Global Expansion Team and above, earn production bonuses on sales in their downline organizations.

The following table sets forth the number of our sales leaders and sales leader retention rates as of each of the following re-qualification periods:

	At the End of February
	Number of Sales Leaders			Sales Leader Retention Rate
	2011	2010	2009	2011	2010	2009
North America	72,152	64,668	63,726	48.6%	43.3%	42.2%
Mexico	54,526	47,068	50,099	57.9%	50.4%	45.2%
South & Central America	50,288	51,060	67,876	47.3%	34.1%	32.2%
EMEA	49,696	47,080	53,371	58.6%	51.9%	48.7%
Asia Pacific (excluding China)	90,822	75,635	59,631	38.4%	38.6%	35.1%

Total Sales Leaders	317,484	285,511	294,703	48.9%	43.0%	40.3%
China	30,543	27,415	29,684

Worldwide Total Sales Leaders	348,027	312,926	324,387

In February of each year, we remove from the rank of sales leader those individuals who did not satisfy the sales leader qualification requirements during the preceding twelve months. Distributors who meet the sales leader requirements at any time during the year are promoted to sales leader status at that time, including any sales leaders who were removed, but who subsequently re-qualified. For the latest twelve month re-qualification period ending January 2012, approximately 52% of our sales leaders, excluding China, re-qualified. Typically, distributors who purchase our product for personal consumption or for short term weight loss or income goals may stay with us for several months to one year while sales leaders who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales to other distributors which are not directly verifiable by us. For sales leaders to re-qualify and retain their distributor organization and associated earnings, they need to accumulate 4,000 volume points in one month or 2,500 volume points in each of two consecutive months. In order to promote retailing of our products, any sales leaders who accumulate at least 4,000 volume points in the 12-month period can re-qualify as a sales leader and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated earnings. Effective the requalification period ending January 2012, we have further enhanced our re-qualification program for any sales leaders who achieve 10,000 volume points or more within the 12 month period to re-qualify and retain a discount of 50% and their distributor organization and associated earnings.

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

Distributors, with the exception of China, earn the right to receive royalty overrides upon attaining the level of sales leader and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a sales leader, he or she has an incentive to qualify, by earning specified amounts of royalty overrides, as a member of the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receives production bonuses of up to 7%. We believe that the right of distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most productive distributors.

Many of our non-sales leader distributors join Herbalife to obtain a discount on our products and become a discount consumer or have a part-time retail income goal in mind. We do not track the retail income of these distributors.

Under the regulations published by the Chinese Government, direct selling companies are limited to the payment of gross compensation to direct sellers of up to a maximum 30% of the revenue they generate through their own sales of products to consumers. We have incurred and will continue to incur substantial ongoing additional costs relating to the inclusion in the China business model of Company operated retail stores, sales representatives, sales officers and independent service providers and Company provided training and certification procedures for sales personnel, features not common elsewhere in our traditional business model.

Distributor Motivation and Training

We believe that motivation and training are key elements in distributor success and that we and our distributor sales leaders have established a consistent schedule of events to support these needs. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to educate and motivate our distributors. Every month, there are hundreds of one-day Success Training Seminars held throughout the world. Annually, in each major territory or region, there is a three-day World Team School that focuses on product and business development and is typically attended by 2,000 to 10,000 distributors. Additionally, we host an Extravaganza at which our distributors from the region can come to learn about new products, expand their skills and celebrate their success. In 2011, we held Extravaganzas in Argentina, Colombia, Thailand, Belarus, Spain, Turkey, South Africa, Mexico, China and the United States. In addition to these training sessions, we have our own “Herbalife Broadcast Network” on the Internet that we use to provide distributors continual training and the most current product and marketing information.

Distributor reward and recognition is a significant factor in motivating our distributors. We invest in regional and worldwide events and promotions to motivate our distributors to achieve and exceed both sales and recruiting goals. An example of our worldwide promotions is the Active World Team Promotion. The Active World Team Promotion provides cash and recognition incentives to distributors who achieve all three requirements for becoming a World Team Member and thus have proven themselves adept at building a well-balanced business. Additionally, our Regional Vacation Promotions provided trips for qualifying distributors to go on vacations or cruises in various locations worldwide.

Geographic Presence

As of December 31, 2011, we conducted business in 79 countries throughout the world. The following chart sets forth the countries in which we operated as of December 31, 2011, organized in the Company’s six geographic regions, and the year in which we commenced operations.

Country	Year Entered
North America
USA	1980
Canada	1982
Jamaica	1999
Aruba	2010
Mexico	1989
South and Central America
Dominican Republic	1994
Venezuela	1994
Argentina	1994
Brazil	1995
Chile	1997
Panama	2000
Colombia	2001
Bolivia	2004
Costa Rica	2006
Peru	2006
El Salvador	2007
Ecuador	2008
Honduras	2008
Nicaragua	2008
Guatemala	2008
Paraguay	2009
Asia Pacific
Australia	1983
New Zealand	1988
Japan	1989

Country	Year Entered
Hong Kong	1992
Philippines	1994
Taiwan	1995
South Korea	1996
Thailand	1997
Indonesia	1998
India	1999
Macau	2002
Singapore	2003
Malaysia	2006
Vietnam	2009
China	2001
EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995

Country	Year Entered
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000

Country	Year Entered
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005
Zambia	2007
Romania	2008
Bulgaria	2010
Georgia	2011
Belarus	2011
Lebanon	2011
Mongolia	2011
Ghana	2011

The following table shows net sales by geographic region.

Geographic Region	Net Sales			Percent of Total Net Sales 2011	Number of Countries December 31, 2011
	Year Ended December 31,
	2011	2010	2009
	(In millions)
North America	$698.6	$614.1	$529.0	20.2%	4
Mexico	436.9	334.0	263.0	12.7%	1
South & Central America	554.4	390.4	366.9	16.0%	16
EMEA	615.2	527.8	504.2	17.8%	43
Asia Pacific	938.6	683.5	509.2	27.2%	14
China	210.8	184.4	152.3	6.1%	1

Worldwide	$3,454.5	$2,734.2	$2,324.6	100.0%	79

The top six countries worldwide represented approximately 61.6%, 62.3%, and 59.4% of net sales in 2011, 2010, and 2009, respectively. For financial data by segment see Note 10, Segment Information, to the Consolidated Financial Statements.

In many instances, after entering a new country, we experience an initial period of rapid sales growth as new distributors are recruited, that is then followed by a sales decline. We believe that a significant factor affecting existing markets is the opening of other new markets within the same geographic region or within the same or similar language or cultural bases. Some distributors tend to focus their attention on the business opportunities provided by these newer markets instead of developing their established sales organizations in existing markets to focus on driving deeper penetration. Additionally, in some instances, we have become aware that certain sales in certain existing markets were attributable to purchasers who distributed our products in countries that had not yet been opened. When these countries were opened, the sales in existing markets shifted to the newly opened markets, resulting in a decline in sales in the existing markets. To the extent we decide to open new markets in the future, we will continue to seek to minimize the impact on distributor focus in existing markets while ensuring that adequate distributor support services and introduction of daily consumption DMOs, along with other Herbalife systems are in place to support growth while maintaining prior sales levels within the region.

Manufacturing and Distribution

The majority of our weight management, nutritional and personal care products are manufactured for us by third party manufacturing companies. We own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We source our products from multiple manufacturers, with our top three suppliers accounting for approximately 36% of our total worldwide demand. In addition, many of our products can be made available from a secondary vendor if necessary. We work closely with our vendors in an effort to achieve the highest quality standards and product availability. We have established excellent relationships with our contract manufacturers and continue to obtain improvements in product quality and product delivery.

We completed the modifications to our manufacturing facility in Lake Forest, California in the second quarter of 2011 in order to increase capability and capacity. We also self-manufacture weight management, nutritional and personal care products for the China market in our Suzhou, China manufacturing facility. For the full year 2011, we self manufactured approximately 20% of our total worldwide demand. In the current era of increasing regulatory scrutiny we are transforming our supply chain to become more vertically integrated, including building relationships all the way back to the source farms. We have entered into a joint venture to build a botanical extraction facility in Changsha, Hunan, China which will be completed during 2012. We call this initiative “Seed to Feed.” We also have made significant investments in our own state of the art quality control labs in the U.S. and China at which we routinely test products from our owned facilities and from our contract manufacturers and raw material vendors. Some of our key input materials such as soy and whey proteins, fructose and packaging materials are subject to pricing fluctuations driven by commodities pricing. We are confident that we can mitigate potential cost increases of these materials with our cost reduction program and, when necessary, by raising the prices of our products.

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

Our global distribution system features centralized and decentralized distribution and telephone ordering systems coupled with storefront distributor service centers. Our major distribution warehouses have automated “pick-to-light” systems which consistently deliver high order accuracy and inspection of every shipment before it is sent to delivery. Shipping and processing standards for orders placed are either the same day or the following business day. We are currently upgrading the software and hardware in our largest distribution centers to support future business growth as well as support the ongoing shift to daily consumption DMOs which lead to more frequent and smaller orders.

Our products are distributed to foreign markets either directly from our contract manufacturers or from our Los Angeles, Memphis or Venray, Netherlands distribution centers. Products distributed globally are generally transported by truck, cargo ship or plane to our international markets and are warehoused in either one of our foreign distribution centers or a contracted third party warehouse and distribution center. After the products arrive in a foreign market, distributors purchase the products from the local distribution center or the associated sales center. Generally, the products manufactured in Europe are shipped to a centralized warehouse facility, from which delivery by truck, ship or plane to other international markets occurs.

Product Return and Buy-Back Policies

In most markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days of purchase to their distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, the distributor may obtain replacement product from us for such returned products. In addition, in most jurisdictions, we maintain a buy-back program pursuant to which we will repurchase products sold to a distributor. The buyback program has certain terms and conditions that may vary by market, but generally requires a distributor to resign their distributorship and return unused products or sales materials which are unopened and in marketable condition within a twelve month period. We believe this buy-back policy addresses a number of the regulatory and compliance issues pertaining to network marketing, in that it offers monetary protection to distributors who want to exit their Herbalife business. Product returns and buy-back expenses were approximately 0.4%, 0.4%, and 0.5% of retail sales for the years ended December 31, 2011, 2010 and 2009, respectively. The small product return and buy-back percentage was primarily due to the global emphasis on daily consumption DMOs, which provide a more sustainable business foundation for our distributors.

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

Regulation

General

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by distributors, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our independent distributors (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

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

Most OTC drugs are subject to FDA Monographs that establish labeling and composition requirements for these products. Those of our products which are classified as OTC drugs must comply with these Monographs, and our manufacturers must list all products with the FDA and follow cGMP rules. Our cosmetic products are regulated for safety by the FDA, which requires that ingredients meet industry standards for non-allergenicity and non-toxicity. Performance claims for cosmetics may not be “therapeutic.”

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, the revisions are generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. During July, 2011, the FDA promulgated its New Dietary Ingredient Notification Draft Guidance, or the draft Guidance, representing the agency’s current thinking on this subject. On October 13, 2011, Herbalife submitted its comments to the FDA suggesting six ways that it believes would make the draft Guidance more workable for the Company and for the agency while others in the industry have called for the agency to withdraw the draft Guidance. The FDA is evaluating these comments and it is uncertain what form a final Guidance would take. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure/function claims, must have substantiation in their possession that the statements are truthful and not misleading. Depending on the form of any final Guidance issued by the FDA on the use of New Dietary Ingredients, the Company may be required to substantiate that so-called “grandfathered” ingredients used in our products were actually used in commerce in food prior to the passage of DSHEA on October 15, 1994. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods or food supplements.

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

The FDA’s decision to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed “weaknesses” within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance new legislation during the 112th Congress to amend or repeal DSHEA or to regulate specific product types or the use of specific ingredients. If this should occur we believe that the DSHEA opponents may propose one or more of the following: (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants; (3) reversal of the burden of proof standard which now rests on the FDA; and (4) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

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

In 2005 Herbalife voluntarily elected to withdraw its Sesame & Herb tablet product from the Israeli market. This product, which has been on the market since 1989, was sold only in Israel. Herbalife’s voluntary decision to withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors have closely cooperated with the Ministry of Health to facilitate this review. No regulatory action has been taken by the Israeli Ministry of Health or by any of the 25 other regulatory agencies around the world which have looked into related matters.

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

In Europe, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims dossiers. ESFA’s opinions, which have been accepted by the European Commission, will have a limiting effect on the use of certain nutrition-specific claims made for our products. Herbalife is currently seeking regulatory support for its current product claims while preparing for the possibility that based on limited acceptance of our claims by EFSA we may be precluded from continued use of such product claims.

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

On April 12, 2006, the FTC issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its originally proposed form, could have adversely affected our U.S. business. On March 18, 2008 the FTC issued a revised proposed rule and, in December, 2011, the FTC issued its final rule. This final rule does not attempt to cover multilevel marketing companies such as Herbalife.

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

Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment. The Company believes the trial court’s judgment is flawed legally and factually and plans to appeal the judgment. Nonetheless, the Company is exploring various relatively minor clarifications and changes to ensure compliance with the trial court’s decision pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious basis to appeal this judgment.

It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing program could have a material adverse effect to our financial condition and operating results. An adverse determination could: (1) require us to make modifications to our network marketing program, (2) result in negative publicity or (3) have a negative impact on distributor morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

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

Executive Officers of the Registrant

The table sets forth certain information regarding each person who serves as an executive officer of the Company.

Name	Age	Position with the Company
Michael O. Johnson	57	Chief Executive Officer, Director, Chairman of the Board
Desmond Walsh	54	President
Richard Goudis	50	Chief Operating Officer
Brett R. Chapman	56	General Counsel and Corporate Secretary
John DeSimone	45	Chief Financial Officer

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

Employees

As of December 31, 2011, we had approximately 5,100 employees. These numbers do not include our distributors, who are independent contractors rather than employees. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

Available Information

Our Internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 800 West Olympic Blvd., Suite 406, Los Angeles, CA 90015. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance, and Compensation Committee of our Board of Directors.

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

We distribute our products exclusively through approximately 2.7 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

Our distributor organization has a high turnover rate, which is a common characteristic found in the direct selling industry. In light of this fact, we have our sales leaders re-qualify annually in order to maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2012, approximately 52% of our sales leaders, excluding China, re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Sales leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our approximately 2.7 million independent distributors, we had approximately 548,000 sales leaders as of December 31, 2011. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

In April 2006, the FTC issued a notice of proposed rulemaking which, if implemented in its originally proposed form, would have regulated all sellers of “business opportunities” in the United States. As originally proposed this rule would have applied to us and, if adopted in its originally proposed form, could have adversely impacted our U.S. business. On March 18, 2008, the FTC issued a revised proposed rule and in December, 2011 the FTC issued its final rule. This final rule does not attempt to cover multilevel marketing companies such as Herbalife.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR

250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment. The Company believes the trial court’s judgment is flawed legally and factually and plans to appeal the judgment. Nonetheless, the Company is exploring various relatively minor clarifications and changes to ensure compliance with the trial court’s decision pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. We believe that we have meritorious basis to appeal this judgment.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.

Approximately 80% of our net sales for the year ended December 31, 2011, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. As an alternative exchange mechanism, we have also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we have also used alternative legal exchange mechanisms for currency exchanges, such as the legal parallel market mechanism which was discontinued in May 2010.

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

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. If any of these events were to occur it could result in a negative impact to our consolidated earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our 2011 Annual Report on Form 10K, for a further discussion on Venezuela.

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

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese distributors.

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

Our ability to effectively manage our network of independent distributors, and to ship products, and track royalty and bonus payments on a timely basis, depends significantly on our information systems. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of our product distribution and transaction processing. We could be required to make significant additional expenditures to remediate any such failure, problem or breach.

Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties such as our independent distributors, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur we could incur significant expenses addressing such problems. Since we collect and store distributor and vendor information, including credit card information, these risks are heightened.

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

Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have approximately 40 suppliers of our products. For our major products, we have both primary and secondary suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, fructose, dairy products, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

Additionally, third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one or more of our products or marks will not be found to infringe upon third party intellectual property rights in the future. For example, in a pending action in the U.S. federal courts, the adidas companies alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringe upon their “Trefoil” mark associated with such goods. They have also alleged that such uses of Herbalife’s Tri-Leaf device and certain Herbalife trademark applications constitute a breach of a 1998 agreement between the parties. The trademark claims and all claims for money damages have been dismissed, but the trial court has twice granted partial summary judgment in favor of adidas on its breach of contract claim, and adidas may seek further rulings compelling changes in the way that Herbalife displays its Tri-leaf device. We continue to contest adidas’ interpretation of the 1998 agreement and are considering an appeal of the partial summary judgments once a final order compelling action by Herbalife is entered. We do not believe that we have breached the 1998 agreement, nor that we are infringing on any third party intellectual property rights. Nevertheless it remains possible that the trial court might award injunctive relief to adidas that could limit Herbalife’s ability to display its Tri-Leaf mark in connection with certain sports apparel, sports equipment, or sports-related marketing and services.

Since one of our products constitutes a significant portion of our retail sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 29%, 28%, and 29% of net sales for the fiscal years ended December 31, 2011, 2010, and 2009, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $82 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company expects to receive a response to this litigation from the Mexican Tax Administration. In December 2011, the Mexican Tax Administration commenced a tax audit of one of the Company’s Mexican subsidiaries for the period from January to September 2007. This tax audit is in the initial stages.

The Company has not recognized a loss as the Company, based on its analysis and guidance from its advisors, does not believe a loss would be probable if the assessment is re-issued or if any additional assessment is issued. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. We believe that we have meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued. Any adverse outcomes in these matters could have a material impact on our financial condition and operating results.

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

Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our distributors. For example, in both Spain and Brazil the Company received a tax assessment from the authorities for withholding taxes and related items in connection with payments made to distributors in those countries in prior periods. The Company has appealed both assessments and believes it has meritorious defenses in both instances. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social security, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

As of December 31, 2011, we leased all of our physical properties. Our corporate executive offices are located in the LA Live complex in downtown Los Angeles, California, where we currently occupy approximately 65,000 square feet under a lease expiring in 2018. We also lease approximately 316,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 149,000 square feet and 130,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through July 2021 and December 2016, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 150,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico we lease approximately 123,000 square feet of office space with the term of the lease expiring in January 2018. We also lease warehouse, manufacturing plant and office space in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

Item 3.	LEGAL PROCEEDINGS

The information set forth under Note 7, Contingencies, to the Consolidated Financial Statements, included in Item 15 of this Report, is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information with Respect to our Common Shares

On April 28, 2011, our shareholders approved a two-for-one stock split, or the stock split, of our common shares. One additional common share was distributed to our shareholders on or around May 17, 2011, for each common share held on May 10, 2011. All references within this Annual Report, including the financial statements and related notes, to number of shares and per share amounts have been retrospectively adjusted for all periods presented to reflect the stock split.

Our common shares are listed on the New York Stock Exchange, or NYSE, and trade under the symbol “HLF.” The following table sets forth the range of the high and low sales prices for our common shares in each of the fiscal quarters presented, based upon quotations on the NYSE consolidated transaction reporting system.

Quarter Ended	High	Low
March 31, 2011	$41.26	$31.26
June 30, 2011	$58.72	$40.32
September 30, 2011	$63.35	$48.40
December 31, 2011	$63.40	$47.50

Quarter Ended	High	Low
March 31, 2010	$23.35	$18.53
June 30, 2010	$26.50	$21.17
September 30, 2010	$30.33	$22.48
December 31, 2010	$35.65	$29.75

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

The closing price of our common shares on February 15, 2012, was $59.58. The approximate number of holders of record of our common shares as of February 15, 2012 was 772. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Our common shares began trading on the NYSE on December 16, 2004. Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2011. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2006 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Five Year Total Return

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Herbalife Ltd.	$100.00	$101.76	$56.18	$108.62	$186.29	$285.48
S&P 500 Index	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
Peer Index	$100.00	$111.19	$71.53	$101.40	$104.25	$95.81

Information with Respect to Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company’s board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. The aggregate amount of dividends paid and declared during fiscal year 2011, 2010, and 2009 was approximately $85.5 million, $53.7 million, and $48.7 million, respectively.

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s earnings, financial condition, restrictions imposed by the Company’s current credit facility entered into on March 9, 2011, or the New Credit Facility, and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The New Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2011, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	9,109,900	$22.54	6,943,158
Equity compensation plans not approved by security holders	—	—	—
Total	9,109,900	$22.54	6,943,158

(1)	Consists of five plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the Consolidated Financial Statements.

(2)	Includes 1.9 million common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

Information with Respect to Purchases of Equity Securities by the Issuer

On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. As of December 31, 2011 the approximate dollar value of shares that could be repurchased under the Company’s share repurchase program was approximately $477.9 million.

The following is a summary of our repurchases of common shares during the three months ended December 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — October 31	—	—	—	$527,867,644
November 1 — November 30	907,025	$55.12	907,025	$477,868,180
December 1 — December 31	—	—	—	$477,868,180

Total	907,025	$55.12	907,025	$477,868,180

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document.

Prior periods in the table below have been adjusted for the stock split and change in accounting principle as described in Note 2, Basis of Presentation, to the Consolidated Financial Statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share data)
Income Statement Data:
Net sales	$3,454,537	$2,734,226	$2,324,577	$2,359,213	$2,145,839
Cost of sales	680,084	558,811	493,134	458,396	438,382

Gross profit	2,774,453	2,175,415	1,831,443	1,900,817	1,707,457
Royalty overrides	1,137,560	900,248	761,501	796,718	760,110
Selling, general and administrative expenses(1)	1,074,623	887,655	773,911	771,847	634,190

Operating income(1)	562,270	387,512	296,031	332,252	313,157
Interest expense, net	2,491	7,417	5,103	13,222	10,573

Income before income taxes	559,779	380,095	290,928	319,030	302,584
Income taxes	147,201	80,880	87,582	97,840	111,133

Net income	$412,578	$299,215	$203,346	$221,190	$191,451

Earnings per share
Basic	$3.51	$2.51	$1.66	$1.73	$1.38
Diluted	$3.30	$2.37	$1.61	$1.68	$1.32
Weighted average shares outstanding
Basic	117,540	119,004	122,442	127,570	138,994
Diluted	124,846	126,495	126,194	131,538	145,428
Other Financial Data:
Retail sales(2)	$5,427,844	$4,306,262	$3,690,061	$3,811,159	$3,511,003
Net cash provided by (used in):
Operating activities	509,331	389,084	285,056	272,988	270,811
Investing activities	(92,086)	(69,136)	(71,322)	(84,964)	(43,390)
Financing activities	(337,799)	(263,162)	(213,327)	(205,067)	(203,511)
Depreciation and amortization	71,853	68,621	62,437	48,732	35,115
Capital expenditures(3)	90,855	68,125	60,128	106,813	49,027

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents	$258,775	$190,550	$150,801	$150,847	$187,407
Receivables, net	89,660	85,612	76,958	70,002	58,729
Inventories	247,696	182,467	145,962	134,392	128,648
Total working capital	220,130	124,770	83,536	82,869	111,478
Total assets	1,446,209	1,232,220	1,146,050	1,121,318	1,067,243
Total debt	203,621	178,166	250,333	351,631	365,152
Shareholders’ equity(4)	560,188	487,212	359,311	241,731	182,244
Cash dividends per common share	0.73	0.45	0.40	0.40	0.30

(1)	The years ended December 31, 2009, 2008, and 2007 include severance and related expenses associated with restructuring activities of approximately $1.3 million, $6.7 million, and $5.8 million, respectively.

(2)	Retail sales represent the gross sales amount reflected on our invoices to our distributors. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to distributor discounts referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and shipping & handling revenues.

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

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Retail sales	$5,427,844	$4,306,262	$3,690,061	$3,811,159	$3,511,003
Distributor allowance	(2,483,122)	(1,968,769)	(1,696,444)	(1,778,866)	(1,658,569)

Product sales	2,944,722	2,337,493	1,993,617	2,032,293	1,852,434
Shipping & handling revenues	509,815	396,733	330,960	326,920	293,405

Net sales	$3,454,537	$2,734,226	$2,324,577	$2,359,213	$2,145,839

(3)	Includes acquisition of property, plant and equipment from capitalized leases and other long-term debt of $0.4 million, $0.4 million, $18.2 million, and $7.1 million, for the years ended December 31, 2011, 2009, 2008, and 2007, respectively.

(4)	During the years ended December 31, 2011, 2010, 2009, 2008 and 2007, we paid an aggregate $85.5 million, $53.7 million, $48.7 million, $50.7 million and $41.5 million in dividends, respectively, and repurchased $298.8 million, $150.1 million, $73.2 million, $137.0 million and $365.8 million of our common shares through open market purchases, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

We are a global network marketing company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We are one of the largest network marketing companies in the world with net sales of approximately $3.5 billion for the year ended December 31, 2011. As of December 31, 2011, we sold our products in 79 countries through a network of approximately 2.7 million independent distributors. In China, we sell our products through retail stores, sales representatives, sales officers and independent service providers. Due to changes in China’s labor laws, effective in the third quarter of 2011, we no longer have sales employees in China as they have been transitioned into independent service providers. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, has been the primary reasons for our success throughout our 32-year operating history.

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

	For the Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
	(Volume points in millions)
North America	987.1	888.5	11.1%	888.5	779.9	13.9%
Mexico	704.5	563.0	25.1%	563.0	493.4	14.1%
South & Central America	569.9	427.4	33.3%	427.4	412.0	3.7%
EMEA	545.0	486.6	12.0%	486.6	466.4	4.3%
Asia Pacific (excluding China)	961.6	723.6	32.9%	723.6	570.7	26.8%
China	153.8	144.2	6.7%	144.2	115.3	25.1%

Worldwide	3,921.9	3,233.3	21.3%	3,233.3	2,837.7	13.9%

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

	For the Year Ended December 31,			For the Year Ended December 31,
	2011	2010	% Change	2010	2009	% Change
North America	56,741	49,305	15.1%	49,305	43,299	13.9%
Mexico	47,697	38,084	25.2%	38,084	34,545	10.2%
South & Central America	34,938	28,821	21.2%	28,821	27,935	3.2%
EMEA	38,607	33,531	15.1%	33,531	32,594	2.9%
Asia Pacific (excluding China)	48,195	35,899	34.3%	35,899	28,529	25.8%
China	8,814	6,848	28.7%	6,848	5,920	15.7%
Worldwide(1)	227,308	185,774	22.4%	185,774	166,625	11.5%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

Sales Leaders Statistics (Excluding China)	2011	2010	2009
	(In thousands)
January 1 total sales leaders	434.2	431.3	456.9
January & February new sales leaders	28.9	21.2	20.6
Demoted sales leaders (did not re-qualify)	(144.8)	(165.9)	(181.4)
Other sales leaders (resigned, etc)	(0.8)	(1.1)	(1.4)

End of February total sales leaders	317.5	285.5	294.7

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2011	2010	2009
	(In thousands)
Sales leaders needed to re-qualify	283.2	290.9	304.0
Demoted sales leaders (did not re-qualify)	(144.8)	(165.9)	(181.4)

Total re-qualified	138.4	125.0	122.6

Retention rate	48.9%	43.0%	40.3%

The table below reflects the number of sales leaders as of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders			Sales Leaders Retention Rate
	2011	2010	2009	2011	2010	2009
North America	72,152	64,668	63,726	48.6%	43.3%	42.2%
Mexico	54,526	47,068	50,099	57.9%	50.4%	45.2%
South & Central America	50,288	51,060	67,876	47.3%	34.1%	32.2%
EMEA	49,696	47,080	53,371	58.6%	51.9%	48.7%
Asia Pacific (excluding China)	90,822	75,635	59,631	38.4%	38.6%	35.1%

Total Sales leaders	317,484	285,511	294,703	48.9%	43.0%	40.3%
China	30,543	27,415	29,684

Worldwide Total Sales Leaders	348,027	312,926	324,387

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

Royalty overrides are generally earned based on retail sales and provide potential earnings to distributors of up to 23% of retail sales or approximately 33% of our net sales. Royalty overrides are generally compensation to distributors for the development, retention and improved productivity of their sales organizations and are paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our sales employees in China, prior to the transition into independent service providers, were compensated with wages, bonuses and benefits and our independent service providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our traditional marketing program. Compensation to China sales employees and independent service providers are included in selling, general and administrative expenses. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. We also pay reduced royalty overrides with respect to certain products worldwide. Consequently, the total royalty override percentage may vary over time.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.7	20.4	21.2

Gross profit	80.3	79.6	78.8
Royalty overrides(1)	32.9	32.9	32.8
Selling, general and administrative expenses(1)	31.1	32.5	33.3

Operating income	16.3	14.2	12.7
Interest expense, net	0.1	0.3	0.2

Income before income taxes	16.2	13.9	12.5
Income taxes	4.3	3.0	3.8

Net income	11.9	10.9	8.7

(1)	Compensation to our China sales employees and service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

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

The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the year ended December 31, 2011 as compared to the same period in 2010, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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

Summary Financial Results for the year ended December 31, 2011 compared to the year ended December 31, 2010

Net sales for the year ended December 31, 2011 increased 26.3% to $3,454.5 million as compared to $2,734.2 million in 2010. In local currency, net sales for the year ended December 31, 2011 increased 22.8% as compared to the same period in 2010. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement as reflected by record 2011 sales leader retention and an increase in average active sales leaders; branding activities and increased distributor recruiting.

Net income for the year ended December 31, 2011 increased 37.9% to $412.6 million, or $3.30 per diluted share, compared to $299.2 million, or $2.37 per diluted share, for the same period in 2010. The increase was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business and higher income taxes. In addition, net income for the year ended December 31, 2010 was also negatively impacted by matters related to Venezuela, as described below.

Net income for the year ended December 31, 2011 included a $0.9 million pre-tax ($0.7 million post-tax) additional interest expense from the write-off of unamortized deferred financing costs resulting from the debt refinancing arrangement in March 2011. See Note 4, Long Term Debt, to the Consolidated Financial Statements for further information on our debt refinancing.

Net income for the year ended December 31, 2010 included a $15.1 million unfavorable impact related to the remeasurement of monetary assets and liabilities resulting from Venezuela being designated as a highly inflationary economy beginning January 1, 2010; a $12.7 million unfavorable impact related to incremental U.S. dollar costs of 2009 imports into Venezuela which were recorded at the unfavorable parallel market exchange rate and were not devalued based on 2010 exchange rates, but rather recorded to cost of sales at their historical dollar costs as products were sold in the first quarter of 2010; a $5.8 million favorable impact resulting from receipt of U.S. dollars approved by the Venezuelan government’s foreign exchange commission, CADIVI, at the official exchange rate relating to 2009 product importations which were previously registered with CADIVI; a $14.5 million one-time favorable impact to income taxes related to Venezuela becoming a highly inflationary economy; a $4.0 million pre-tax ($2.6 million post-tax) foreign exchange gain in Herbalife Venezuela as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate of 8.3 Bolivars per U.S. dollar. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela. Net income for the year ended December 31, 2010 also included a $3.2 million tax benefit from an international income tax audit settlement.

Year ended December 31, 2011 compared to year ended December 31, 2010

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,										Change in Net Sales
	2011					2010
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
North America	$1,111.4	$(530.5)	$580.9	$117.7	$698.6	$977.3	$(465.9)	$511.4	$102.7	$614.1	13.8%
Mexico	706.0	(344.4)	361.6	75.3	436.9	539.8	(263.4)	276.4	57.6	334.0	30.8%
South & Central America	904.9	(430.8)	474.1	80.3	554.4	637.8	(303.4)	334.4	56.0	390.4	42.0%
EMEA	991.0	(476.4)	514.6	100.6	615.2	854.5	(413.6)	440.9	86.9	527.8	16.6%
Asia Pacific	1,469.4	(666.7)	802.7	135.9	938.6	1,088.5	(498.5)	590.0	93.5	683.5	37.3%
China	245.1	(34.3)	210.8	—	210.8	208.4	(24.0)	184.4	—	184.4	14.3%

Worldwide	$5,427.8	$(2,483.1)	$2,944.7	$509.8	$3,454.5	$4,306.3	$(1,968.8)	$2,337.5	$396.7	$2,734.2	26.3%

North America

The North America region reported net sales of $698.6 million for the year ended December 31, 2011. Net sales increased $84.5 million, or 13.8%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 13.6% for the year ended December 31, 2011, as compared to the same period in 2010. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $81.5 million, or 13.7%, for the year ended December 31, 2011, as compared to the same period in 2010.

In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption DMO, especially the Nutrition Club DMO, and its extension into Commercial Clubs, along with the continued development of the Weight Loss Challenge DMO. The success of these DMOs has resulted in higher levels of distributor engagement and momentum.

Average active sales leaders in the region increased 15.1% for the year ended December 31, 2011, as compared to the same period in 2010. Average active sales leaders in the U.S. increased 15.2% for the year ended December 31, 2011, as compared to the same period in 2010.

During the fourth quarter of 2011, the region hosted three regional Extravaganzas with approximately 21,600 attendees. The region also hosted a Future President Team Retreat with 370 attendees.

Mexico

The Mexico region reported net sales of $436.9 million for the year ended December 31, 2011. Net sales for the year ended December 31, 2011 increased $102.9 million, or 30.8%, as compared to the same period in 2010.

In local currency, net sales for the year ended December 31, 2011 increased 28.6% as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact of $7.4 million on net sales for the year ended December 31, 2011.

The growth in net sales was primarily the result of increased distributor engagement as well as the continued success of the Nutrition Club DMO. In addition, since the beginning of 2010 we have significantly expanded our distribution network and product access throughout the country.

Average active sales leaders in Mexico increased 25.2% for the year ended December 31, 2011, as compared to the same period in 2010.

In September 2011, the region hosted an Extravaganza in Mexico City with approximately 20,000 attendees.

South and Central America

The South and Central America region reported net sales of $554.4 million for the year ended December 31, 2011. Net sales increased $164.0 million, or 42.0%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 36.7% for the year ended December 31, 2011, as compared to the same period in 2010. The fluctuation of foreign currency rates had a $20.6 million favorable impact on net sales for the year ended December 31, 2011.The increase in net sales for the year ended December 31, 2011, as compared to the same period in 2010, was due to an increase in net sales in every country in the region led by Brazil and Venezuela. This growth was primarily driven by the adoption and expansion of daily consumption DMOs throughout the region.

In Brazil, the region’s largest market, net sales increased $91.3 million, or 42.5%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 35.9% for the year ended December 31, 2011, as compared to the same period in 2010. The increase in local currency net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption DMOs. The fluctuation of foreign currency rates had a $14.3 million favorable impact on net sales in Brazil for the year ended December 31, 2011.

Venezuela, the region’s second largest market, experienced a net sales increase of $24.0 million, or 58.3%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 48.3% for the year ended December 31, 2011, as compared to the same period in 2010. The sales growth in local currency was partially driven by price increases of 10% and 4.5% in February 2011 and August 2011, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 21.2% for the year ended December 31, 2011, as compared to the same period in 2010.

In February 2011, the region hosted two Extravaganzas in Buenos Aires, Argentina and Bogota, Colombia. Together, the events had over 15,000 attendees. In April 2011, the region hosted three Extravaganzas in Brazil with a total of almost 15,000 attendees. In June 2011, the region also hosted Leadership Development Weekends in 14 cities with a total of almost 13,000 attendees. During the fourth quarter 2011 Brazil held a World Team School with over 5,600 attendees.

EMEA

The EMEA region reported net sales of $615.2 million for the year ended December 31, 2011. Net sales increased $87.4 million, or 16.6%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 12.2% for the year ended December 31, 2011, as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $23.3 million for the year ended December 31, 2011. The increase in net sales for the year ended December 31, 2011 was driven by increases in the majority of the countries in the region led by Russia, Spain, Italy, Belgium and several of the Eastern European markets.

Net sales in Italy, our largest market in the region, increased $7.4 million, or 6.7%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 1.6% for the year ended December 31, 2011, as compared to the same period in 2010.

Net sales in Russia, our second largest market in the region, increased $29.3 million, or 66.4%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 61.3% for the year ended December 31, 2011, as compared to the same period in 2010. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club.

Net sales in Spain, our third largest market in the region, increased $11.1 million, or 27.6%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales in Spain increased 21.3% for the year ended December 31, 2011, as compared to the same period in 2010. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment which was aided by our sponsorship of FC Barcelona.

Average active sales leaders in the region increased 15.1% for the year ended December 31, 2011, as compared to the same period in 2010.

The region hosted two Extravaganzas in September 2011 with approximately 15,500 attendees in Barcelona, Spain and 2,000 in Istanbul, Turkey.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $938.6 million for the year ended December 31, 2011. Net sales increased $255.1 million, or 37.3%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 32.2% for the year ended December 31, 2011, as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact of $34.9 million on net sales for the year ended December 31, 2011. The increase in net sales for the year ended December 31, 2011 reflected broad-based growth across the region, especially in South Korea, India, Indonesia, and Malaysia, partially offset by a decrease in Taiwan.

Net sales in South Korea, our largest market in the region, increased $134.7 million, or 64.5%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 57.3% for the year ended December 31, 2011, as compared to the same period in 2010. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club DMO, in the form of Commercial Clubs along with the Mega and Premium Herbalife Opportunity Meetings. The fluctuation of foreign currency rates had a favorable impact on net sales of $15.1 million for the year ended December 31, 2011, as compared to the same period in 2010.

Net sales in Taiwan, our second largest market in the region, decreased $11.4 million, or 6.8%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales decreased 13.0% for the year ended December 31, 2011, as compared to the same period in 2010. The decline in net sales was mainly due to strategic actions taken to address certain distributor business training practices around nutrition clubs, resulting in the closure of a significant number of clubs. We believe these actions create a stable platform for future growth. The fluctuation of foreign currency rates had a favorable impact on net sales of $10.3 million for the year ended December 31, 2011, as compared to the same period in 2010.

Net sales in India, our third largest market in the region, increased $62.0 million, or 112.7%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 117.5% for the year ended December 31, 2011, as compared to the same period in 2010. The increase in net sales for the year ended December 31, 2011 was primarily driven by the successful adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.6 million for the year ended December 31, 2011, as compared to the same period in 2010.

Net sales in Malaysia, our fourth largest market in the region, increased $19.5 million, or 30.1%, for the year ended December 31, 2011, as compared to the same period in 2010, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 23.9% for the year ended December 31, 2011, as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact on net sales of $4.0 million for the year ended December 31, 2011, as compared to the same period in 2010.

Average active sales leaders in the region increased 34.3% for the year ended December 31, 2011, as compared to the same period in 2010.

In May 2011, the region hosted an Extravaganza in Bangkok, Thailand with over 22,000 attendees. In September 2011, the region hosted an Asia Pacific University training in Seoul, South Korea with approximately 13,000 attendees.

China

Net sales in China were $210.8 million for the year ended December 31, 2011. Net sales increased $26.4 million, or 14.3%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 9.1% for the year ended December 31, 2011, as compared to the same period in 2010. The fluctuation of foreign currency rates had a favorable impact of $9.6 million on net sales for the year ended December 31, 2011.

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

Average active sales leaders in China increased 28.7% for the year ended December 31, 2011, as compared to the same period in 2010. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

As of December 31, 2011, we had direct-selling licenses in 16 provinces and we were operating 67 retail stores in 29 provinces in China. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million. We continue to seek additional provincial licenses where appropriate.

In September 2011, the region hosted their Anniversary Rally in Qingdao, Shandong with over 10,100 attendees.

Sales by Product Category

	Year Ended December 31,										% Change in Net Sales
	2011					2010
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
Weight Management	$3,479.4	$(1,647.5)	$1,831.9	$326.8	$2,158.7	$2,749.1	$(1,303.4)	$1,445.7	$253.2	$1,698.9	27.1%
Targeted Nutrition	1,272.7	(602.6)	670.1	119.5	789.6	1,018.2	(482.8)	535.4	93.8	629.2	25.5%
Energy, Sports and Fitness	273.6	(129.5)	144.1	25.7	169.8	196.3	(93.1)	103.2	18.1	121.3	40.0%
Outer Nutrition	238.1	(112.7)	125.4	22.4	147.8	206.3	(97.8)	108.5	19.0	127.5	15.9%
Literature, Promotional and Other	164.0	9.2	173.2	15.4	188.6	136.4	8.3	144.7	12.6	157.3	19.9%

Total	$5,427.8	$(2,483.1)	$2,944.7	$509.8	$3,454.5	$4,306.3	$(1,968.8)	$2,337.5	$396.7	$2,734.2	26.3%

Net sales for all product categories increased for the year ended December 31, 2011 as compared to the same period in 2010. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $2,774.4 million for the year ended December 31, 2011, as compared to $2,175.4 million for the same period in 2010. As a percentage of net sales, gross profit for the year ended December 31, 2011 increased to 80.3%, as compared to 79.6% for the same period in 2010, or a favorable net increase of 70 basis points. The net 70 basis point increase for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to a favorable 51 basis point net increase related to circumstances surrounding Herbalife Venezuela and Venezuela’s highly inflationary economy. The remaining net increase of 19 basis points was primarily due to the favorable impact from net source savings, foreign exchange fluctuations partially offset by an unfavorable impact from country mix and inventory write-downs. Specifically, the 51 basis point increase resulted from the combination of (i) 47 favorable basis points from recognizing an unfavorable foreign exchange impact of $12.7 million during the first quarter 2010 relating to the incremental U.S. dollar cost of importing finished goods into Venezuela at the unfavorable parallel market rate rather than the CADIVI official rate, and (ii) 4 favorable basis points from the impact of remeasuring Herbalife Venezuela’s Bolivar net sales at the SITME rate during the year ended December 31, 2011, as opposed to being remeasured at the less favorable old parallel market rate during the first five months of fiscal year 2010 prior to the change to remeasuring at the SITME rate. See Liquidity and Capital Resources — Venezuela below for further discussion on currency exchange rate issues in Venezuela. We believe that at least in the near term we will continue to have the ability to partially mitigate certain cost pressures across our business through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

Royalty Overrides

Royalty overrides were $1,137.6 million for the year ended December 31, 2011, as compared to $900.2 million for the same period in 2010. Royalty overrides as a percentage of net sales was 32.9% for both the years ended December 31, 2011 and 2010. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our sales employees and independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,074.6 million for the year ended December 31, 2011, as compared to $887.7 million for the same period in 2010. Selling, general and administrative expenses as a percentage of net sales were 31.1% for the year ended December 31, 2011, as compared to 32.5% for the same period in 2010.

The increase in selling, general and administrative expenses for the year ended December 31, 2011 included $54.0 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses as a result of sales growth including $46.3 million in higher distributor promotion and event costs, $21.5 million in higher non-income tax expenses such as value added tax and sales tax, $8.3 million in higher credit card fees, $9.4 million in higher expenses related to China sales employees, sales officers and independent service providers and $4.1 million in higher foreign exchange loss, which included the effect of Herbalife Venezuela’s $7.4 million net foreign exchange loss recorded in the first and second quarter of 2010.

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Interest expense	9.9	9.7
Interest income	(7.4)	(2.3)

Net Interest Expense	$2.5	$7.4

The decrease in net interest expense for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to $2.6 million of interest received on VAT refunds during 2011 and an increase in interest income earned on our outstanding cash and cash equivalents balances which had increased during 2011.

Income Taxes

Income taxes were $147.2 million for the year ended December 31, 2011, as compared to $80.9 million for the same period in 2010. As a percentage of pre-tax income, the effective income tax rate was 26.3% for the year ended December 31, 2011, as compared to 21.3% for the same period in 2010. The increase in the effective tax rate for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to the conversion of Venezuela to a highly inflationary economy in 2010, a tax benefit from an international income tax audit settlement recognized in 2010, and the change in the operating effective rate reflecting changes in the country mix. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

During the second quarter of 2011, we had a change in method of accounting for excess tax benefits recognized as a result of the exercise of employee stock options, stock appreciation rights, or SARs, and other share-based equity grants from the tax-law-ordering method to the with-and-without method which impacted our income tax expenses recognized within our consolidated statement of income. This change in accounting principle was applied to all periods presented within our 2011 Annual Report for comparative purposes. This change in accounting principle does not impact the consolidated financial statements related to fiscal years prior to 2010. See Note 2, Basis of Presentation, to the Consolidated Financial Statements, for discussion of this change in the method of accounting. The impacts to our financial statements resulting from this change are also discussed in Note 2.

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

Net income for the year ended December 31, 2010 increased 47.1% to $299.2 million, or $2.37 per diluted share, compared to $203.3 million, or $1.61 per diluted share, for the same period in 2009. The increase was primarily driven by higher contribution margin and lower effective tax rate and was partially offset by higher salaries, bonuses and benefits, higher distributor promotion and event costs, higher China sales employee and independent service provider costs, higher credit card fees, higher non-income tax expenses and higher depreciation expense.

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

Year ended December 31, 2010 compared to year ended December 31, 2009

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,										Change in Net Sales
	2010					2009
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
North America	$977.3	$(465.9)	$511.4	$102.7	$614.1	$844.8	$(403.1)	$441.7	$87.3	$529.0	16.1%
Mexico	539.8	(263.4)	276.4	57.6	334.0	431.5	(210.3)	221.2	41.8	263.0	27.0%
South & Central America	637.8	(303.4)	334.4	56.0	390.4	605.3	(291.9)	313.4	53.5	366.9	6.4%
EMEA	854.5	(413.6)	440.9	86.9	527.8	816.0	(394.2)	421.8	82.4	504.2	4.7%
Asia Pacific	1,088.5	(498.5)	590.0	93.5	683.5	825.3	(382.1)	443.2	66.0	509.2	34.2%
China	208.4	(24.0)	184.4	—	184.4	167.2	(14.9)	152.3	—	152.3	21.1%

Worldwide	$4,306.3	$(1,968.8)	$2,337.5	$396.7	$2,734.2	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	17.6%

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

In the U.S. we continue to see the success of our distributors converting their business focus toward a daily consumption business model, especially the Nutrition Club DMO, and its extension into Commercial Clubs and Central Clubs, along with the continued development of the Weight Loss Challenge DMO. In terms of volume, the mix of business in the U.S. was 63.7% in the U.S. Latin market and 36.3% in the General market for the year ended December 31, 2010. Sales growth was 8.6% in the U.S. Latin market and 25.7% in the General market for the year ended December 31, 2010. Given the ongoing transition of the overall region to a higher level of utilization of daily consumption DMOs, we do not believe there was an ongoing benefit to evaluating the U.S. market as a bifurcated business. Therefore, we returned to discussing it on a consolidated basis in 2011.

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

Net sales in Italy, our largest market in the region, decreased $6.7 million, or 5.7%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales decreased 0.9% for the year ended December 31, 2010 as compared to the same period in 2009. The decrease in net sales was primarily driven by a shift in focus to daily consumption DMOs and away from recruiting. This decline was similar to what we have seen in other markets like Taiwan and Brazil as they were transitioning from a recruiting model to a daily consumption model.

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

Net sales in Malaysia, our third largest market in the region in 2010, increased $13.7 million, or 26.9%, for the year ended December 31, 2010 as compared to the same period in 2009, reflecting the continued success of the Road Show DMO, which has generated positive distributor momentum and increased recruiting. In local currency, net sales increased 15.9% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had a favorable impact on net sales of $5.6 million for the year ended December 31, 2010 as compared to the same period in 2009.

Net sales in Japan, our fourth largest market in the region in 2010, decreased $0.7 million, or 1.3%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 3.6% for the year ended December 31, 2010 as compared to the same period in 2009. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.8 million for the year ended December 31, 2010 as compared to the same period in 2009. Despite the modest increase in local currency net sales in 2010, the market continued to be negatively impacted by low recruiting activity.

Net sales in India, our fifth largest market in the region in 2010, increased $29.2 million, or 112.8%, for the year ended December 31, 2010 as compared to the same period in 2009. In local currency, net sales increased 101.8% for the year ended December 31, 2010 as compared to the same period in 2009. The increase in net sales for the year ended December 31, 2010 was driven primarily by the successful adoption of the Nutrition Club DMO. The fluctuation of foreign currency rates had a favorable impact on net sales of $2.9 million for the year ended December 31, 2010 as compared to the same period in 2009.

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

Average active sales leaders in China increased 15.7% for the year ended December 31, 2010 as compared to the same period in 2009.

Sales by Product Category

	Year Ended December 31,										% Change in Net Sales
	2010					2009
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
Weight Management	$2,749.1	$(1,303.4)	$1,445.7	$253.2	$1,698.9	$2,392.2	$(1,142.0)	$1,250.2	$214.6	$1,464.8	16.0%
Targeted Nutrition	1,018.2	(482.8)	535.4	93.8	629.2	806.3	(384.9)	421.4	72.3	493.7	27.4%
Energy, Sports and Fitness	196.3	(93.1)	103.2	18.1	121.3	161.2	(77.0)	84.2	14.5	98.7	22.9%
Outer Nutrition	206.3	(97.8)	108.5	19.0	127.5	209.6	(100.1)	109.5	18.8	128.3	(0.6)%
Literature, Promotional and Other	136.4	8.3	144.7	12.6	157.3	120.8	7.5	128.3	10.8	139.1	13.1%

Total	$4,306.3	$(1,968.8)	$2,337.5	$396.7	$2,734.2	$3,690.1	$(1,696.5)	$1,993.6	$331.0	$2,324.6	17.6%

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

Royalty Overrides

Royalty overrides were $900.2 million for the year ended December 31, 2010, as compared to $761.5 million for the same period in 2009. Royalty overrides as a percentage of net sales was 32.9% for the year ended December 31, 2010, as compared to 32.8% for the same period in 2009. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our full-time sales employees and independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $887.7 million for the year ended December 31, 2010, as compared to $773.9 million for the same period in 2009. Selling, general and administrative expenses as a percentage of net sales was 32.5% for the year ended December 31, 2010, as compared to 33.3% for the same period in 2009.

The increase in selling, general and administrative expenses for the year ended December 31, 2010 included $32.7 million in higher salaries, bonuses and benefits, excluding China sales employees; $5.5 million in higher depreciation and amortization expense; and higher variable expenses including $29.2 million in higher distributor promotion and event costs, $8.3 million in higher expenses related to China sales employees and independent service providers, $8.0 million in higher credit card fees and $7.4 million in higher non-income tax expense.

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2010	Year Ended December 31, 2009
	(Dollars in millions)
Interest expense	9.7	9.6
Interest income	(2.3)	(4.5)

Net Interest Expense	$7.4	$5.1

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

Income Taxes

Income taxes were $80.9 million for the year ended December 31, 2010, as compared to $87.6 million for the same period in 2009. As a percentage of pre-tax income, the effective income tax rate was 21.3% for the year ended December 31, 2010, as compared to 30.1% for the year ended December 31, 2009. The decrease in the effective tax rate for the year ended December 31, 2010, as compared to the same period in 2009, was primarily due to the conversion of Venezuela to a highly inflationary economy, a tax benefit from an international income tax audit settlement recognized, and the change in the operating effective rate reflecting changes in the country mix.

Venezuela has experienced cumulative inflation of at least 100% during the three year period ending December 31, 2009. Therefore, as of January 1, 2010 the Bolivar is hyperinflationary for U.S. federal income tax purposes. As a result, because Herbalife Venezuela is considered a dual incorporated entity, it is now required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting, or DASTM. The transitional impact of DASTM resulted in a deferred income tax benefit of approximately $14.5 million recorded during the first quarter of 2010. See Liquidity and Capital Resources — Working Capital and Operating Activities in this section for further discussion on Venezuela becoming a highly inflationary economy.

Liquidity and Capital Resources for fiscal years 2011, 2010 and 2009

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $1.3 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain a revolving credit facility, executed on March 9, 2011, which had $492.0 million of undrawn capacity as of December 31, 2011. In addition, as of December 31, 2011, we also had a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating foreign locations to withdraw cash from this financial institution based upon our aggregate cash deposits held by certain of our participating locations who participate in the cash pooling arrangement. This cash pooling arrangement generally allows us to withdraw amounts to the extent aggregate cash deposits held by our participating locations are available at the financial institution; we did not owe any amounts to this financial institution as of December 31, 2011.

For the year ended December 31, 2011, we generated $509.3 million of operating cash flow, as compared to $389.1 million for the same period in 2010. The increase in cash generated from operations was primarily due to an increase in operating income of $174.8 million driven by a 26.3% growth in net sales for the year ended December 31, 2011 as compared to the same period in 2010. For the year ended December 31, 2010, we generated $389.1 million of operating cash flow, as compared to $285.1 million for the same period in 2009. The increase in cash generated from operations was primarily due to an increase in operating income of $91.5 million driven by a 17.6% growth in net sales for the year ended December 31, 2010 as compared to the same period in 2009.

Capital expenditures, including capital leases, for the years ended December 31, 2011, 2010 and 2009 were $90.9 million, $68.1 million, and $60.1 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $110 million to $120 million for the full year of 2012.

We entered into a $300.0 million senior secured credit facility, or Prior Credit Facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. In September 2007, we amended our Prior Credit Facility, increasing the revolving credit facility by $150.0 million to $250.0 million to fund the increase in our share repurchase program discussed below. The term loan was to mature on July 21, 2013 and the revolving credit facility was to be available until July 21, 2012. The term loan bore interest at LIBOR plus a margin of 1.5%, or the base rate, which represented the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bore interest at LIBOR plus a margin of 1.25%, or the base rate, which represented the prime rate offered by major U.S. banks, plus a margin of 0.25%.

This Prior Credit Facility required us to comply with a leverage ratio and an interest coverage ratio. In addition, the Prior Credit Facility, contained customary covenants, including covenants that limited or restricted our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2010 and 2009, we were in compliance with these covenants.

During 2010, we borrowed an aggregate amount of $427.0 million under the revolving credit facility and paid $487.0 million of the revolving credit facility. During 2009, we borrowed an aggregate amount of $212.0 million under the revolving credit facility and paid $298.7 million of the revolving credit facility.

On March 9, 2011, we entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated our Prior Credit Facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. During March 2011, U.S. dollar borrowings under the New Credit Facility incurred interest at the base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. After March 2011, based on our consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility will bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. We, based on our consolidated leverage ratio, will pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.

In March 2011, we used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. We incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on our consolidated balance sheet and are being amortized over the term of the New Credit Facility. At December 31, 2011, the weighted average interest rate for borrowings under New Credit Facility was 1.89%. At December 31, 2010, and 2009, the weighted average interest rate for borrowings under Prior Credit Facility was 1.75%, and 1.66%, respectively.

The New Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2011, we were in compliance with these covenants.

During the year ended December 31, 2011, we borrowed $859.7 million and $54.0 million under the New Credit Facility and the Prior Credit Facility, respectively, and paid a total of $657.7 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively.

The following summarizes our contractual obligations including interest at December 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2012	2013 - 2014	2015 - 2016	2017 & Thereafter
	(Dollars in millions)
Borrowings under the senior credit facility(1)	$218.3	$3.9	$7.8	$206.6	$—
Capital leases	1.4	1.4	—	—	—
Operating leases	163.1	42.9	61.4	35.0	23.8
Other	35.1	23.2	9.7	2.2	—

Total(2)	$417.9	$71.4	$78.9	$243.8	$23.8

(1)	The estimated interest payments on our New Credit Facility are based on interest rates effective at December 31, 2011.

(2)	Our consolidated balance sheet as of December 31, 2011 included $38.7 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

At December 31, 2011 and December 31, 2010, the total amount of our foreign subsidiary cash was $246.0 million and $188.2 million, respectively, of which $9.2 million and $5.8 million, respectively, was invested in U.S. dollars. For earnings not considered to be indefinitely reinvested, deferred taxes have been accrued. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2011, our U.S. consolidated group had approximately $82.2 million of permanently reinvested unremitted earnings from its subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2011, our parent, Herbalife Ltd., had $1.8 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Off-Balance Sheet Arrangements

At December 31, 2011 and December 31, 2010, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Stock Split

On April 28, 2011, our shareholders approved the stock split. One additional common share was distributed to our shareholders on or around May 17, 2011, for each common share held on May 10, 2011. All common shares subject to outstanding equity awards and warrants, as well as the number of common shares reserved for issuance under our equity compensation plans, were adjusted proportionately. All periods disclosed and presented within this Annual Report have been adjusted to reflect this stock split.

Share Repurchases

On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, our board of directors authorized a new program for us to repurchase up to $300 million of our common shares during the following two years, at such times and prices as determined by management, as market conditions warrant. On May 3, 2010, our board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. The New Credit Facility permits repurchases of common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded.

During the year ended December 31, 2011, we repurchased 5.5 million of our common shares through open market purchases at an aggregate cost of approximately $298.8 million, or an average cost of $54.27 per share. During the year ended December 31, 2010, we repurchased 5.7 million of our common shares through open market purchases at an aggregate cost of approximately $150.1 million, or an average cost of $26.13 per share. During the year ended December 31, 2009, we repurchased 4.0 million of our common shares through open market purchases at an aggregate cost of approximately $73.2 million, or an average cost of $18.30 per share.

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

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters.

The aggregate amount of dividends paid and declared during fiscal year 2011, 2010, and 2009 was approximately $85.5 million, $53.7 million, and $48.7 million, respectively.

Working Capital and Operating Activities

As of December 31, 2011 and December 31, 2010, we had positive working capital of $220.1 million, and $124.8 million, respectively, or an increase of $95.3 million. This increase was primarily related to the increase in our cash and cash equivalents, receivables and inventories, partially offset by the increases in our current liabilities primarily related to our accounts payables, royalty overrides, and accrued expenses. The increase in receivables primarily relates to increases in receivables from credit card companies due to the sales growth of our business. The increase in inventory primarily relates to increases in finished goods to support sales growth and strategic sourcing initiatives.

We expect that cash and funds provided from operations and available borrowings under our New Credit Facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including amounts outstanding under our New Credit Facility, for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, the Company has made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. As an alternative exchange mechanism, the Company has also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where the Company effectively purchased bonds with its Bolivars and then sold the bonds for U.S. dollars. In other instances, the Company has also used alternative legal exchange mechanisms for currency exchanges, such as the legal parallel market mechanism which is discussed below and was discontinued in May 2010.

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

Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented less than 2%, 2% and 4% of the Company’s consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively, and its total assets represented less than 3% of the Company’s consolidated total assets as of both December 31, 2011 and 2010.

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

Highly Inflationary Economy and Accounting in Venezuela

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela was considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting under U.S. GAAP, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact the Company’s consolidated earnings. Prior to January 1, 2010 when the Bolivar was the functional currency, movements in the Bolivar to U.S. dollar were recorded as a component of equity through other comprehensive income. Pursuant to highly inflationary accounting rules, the Company no longer translates Herbalife Venezuela’s financial statements as its functional currency is the U.S. dollar.

Based on relevant facts and circumstances at the applicable times, under the highly inflationary basis of accounting, the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, the Company remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate and recorded a non-tax deductible foreign exchange loss of $15.1 million. This charge included the $9.9 million foreign exchange loss related to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported in the Company’s consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, were reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on the Company’s consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the Company’s 2009 imported products recorded at the parallel market exchange rate negatively impacted the Company’s consolidated statement of income for the year ended December 31, 2010 by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is not tax deductible. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion on the income tax impact related to Venezuela becoming a highly inflationary economy.

Official Exchange Rate Devaluations in Venezuela in 2011 and 2010

In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.3 Bolivars per U.S. dollar for non-essential items and 2.6 Bolivars per U.S. dollar for essential items. The Company’s imports fall into both classifications. During 2010, because the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010 and then used the SITME rate thereafter, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to the Company’s consolidated net earnings. Specifically, the Company recorded $5.8 million of foreign exchange gains to selling, general and administrative expenses within the Company’s consolidated statement of income for the year ended December 31, 2010, as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates were not available to pay for these U.S. imports. As of December 31, 2010, Herbalife Venezuela also had an outstanding intercompany dividend payable to the Company of $2.5 million, which was declared in December 2008 and registered with CADIVI and still remains outstanding as of December 31, 2011. Also, at December 31, 2010, Herbalife Venezuela had outstanding intercompany shipment payable balances of $2.6 million, primarily relating to 2010, which were registered with CADIVI and were pending CADIVI’s approval. As of December 31, 2011, $0.1 million outstanding intercompany shipment payable balances were registered with CADIVI and pending their approval.

In late December 2010, Venezuela announced the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated. The CADIVI official exchange of 4.3 Bolivars per U.S. dollar is used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on the Company’s consolidated financial statements. At December 31, 2011 and 2010, the Company used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes.

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities at December 31, 2011 and 2010

During the second quarter of 2010, the Company recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within the Company’s consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate during the second quarter of 2010. During the third quarter of 2010 and thereafter, the Company continued to use the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. As of December 31, 2010, the majority of Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $19.4 million which included Bolivar denominated cash and cash equivalents approximating $24.6 million, and were all remeasured at the SITME rate.

During 2011, the Company accessed the SITME market in order to exchange its Bolivars to U.S. dollars. In less frequent instances, the Company has also accessed alternative legal exchange mechanisms, to exchange Bolivars for U.S. dollars, at less favorable rates than the SITME rate, which resulted in the Company recognizing $1.2 million of losses in selling, general and administration expenses included within its consolidated statement of income for the year ended December 31, 2011. In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on the Company’s consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in the Company recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its consolidated statement of income for the year ended December 31, 2011. The Company was unsuccessful in accessing any subsequent PDVSA bond offerings and the frequency of future bond offerings is unknown. The Company continues to remeasure its Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms.

As of December 31, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $26.8 million, and included approximately $34.8 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate as of December 31, 2011. While the Company continues to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize.

Consolidation of Herbalife Venezuela

The Company plans to continue its operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements for U.S. GAAP purposes. The majority of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate.

We plan to utilize the SITME market and CADIVI rate to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. These alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the SITME rate. Our ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Quarterly Results of Operations

Quarterly income taxes, net income, basic earnings per share, and diluted earnings per share presented in the table below reflect the change in accounting method discussed in Note 2, Basis of Presentation, to the Consolidated Financial Statements. Basic and diluted earnings per share, and weighted average shares outstanding, have also been adjusted to reflect the stock split as discussed above.

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
	(In thousands except per share data)
Operations:
Net sales	$884,569	$895,218	$879,654	$795,096	$738,356	$688,431	$688,806	$618,633
Cost of sales	170,960	175,308	171,023	162,793	148,513	133,265	136,561	140,472

Gross profit	713,609	719,910	708,631	632,303	589,843	555,166	552,245	478,161
Royalty overrides	293,109	290,842	289,232	264,377	244,088	224,061	224,780	207,319
Selling, general and administrative expenses	286,151	277,721	266,225	244,526	239,512	230,150	211,110	206,883

Operating income	134,349	151,347	153,174	123,400	106,243	100,955	116,355	63,959
Interest expense, net	(1,357)	345	855	2,648	1,126	2,192	2,146	1,953

Income before income taxes	135,706	151,002	152,319	120,752	105,117	98,763	114,209	62,006
Income taxes	30,349	42,980	41,139	32,733	18,832	19,879	32,034	10,135

Net income	$105,357	$108,022	$111,180	$88,019	$86,285	$78,884	$82,175	$51,871

Earnings per share
Basic	$0.91	$0.92	$0.93	$0.74	$0.73	$0.67	$0.69	$0.43
Diluted	$0.86	$0.87	$0.88	$0.70	$0.69	$0.63	$0.65	$0.41
Weighted average shares outstanding
Basic	115,989	116,975	119,007	118,206	118,164	118,442	119,054	120,320
Diluted	122,640	124,275	126,617	125,625	125,958	125,613	125,685	126,246

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements for information on our contingencies as of December 31, 2011.

Subsequent Events

On February 21, 2012, we announced that our board of directors approved a quarterly cash dividend of $0.30 per common share to shareholders of record as of March 7, 2012, payable on March 22, 2012.

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

We are a network marketing company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of December 31, 2011, we sold products in 79 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.4%, 0.4% and 0.5% of retail sales for the years ended December 31, 2011, 2010, and 2009, respectively.

We adjust our inventories to lower of cost or market based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $17.6 million and $9.4 million to present them at their lower of cost or market in our consolidated balance sheets as of December 31, 2011 and December 31, 2010, respectively.

Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. In order to estimate the fair value of goodwill, we primarily use the discounted cash flow model, known as the income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test; also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of December 31, 2011, and December 31, 2010, we had goodwill of approximately $105.5 million and $102.9 million, respectively, and marketing related intangible assets of approximately $310.0 million for both periods. No marketing related intangibles or goodwill impairment was recorded during the years ended December 31, 2011, 2010 and 2009. As discussed in Note 2, Basis of Presentation, to the Consolidated Financial Statements, in September 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-08, Testing Goodwill for Impairment. The adoption of this ASU will not have a material impact on our consolidated financial statements, as it is intended to simplify the assessment for goodwill impairment.

Contingencies are accounted for in accordance with the FASB ASC Topic 450, Contingencies, or ASC 450. ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible as required by ASC 450. Accounting for contingencies such as legal and non-income tax matters requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

Deferred income tax assets have been established for net operating loss and interest carryforwards of certain foreign subsidiaries and have been reduced by a valuation allowance to reflect them at amounts estimated to be ultimately realized. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to our actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

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

We account for foreign currency transactions in accordance with ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the recent significant volatility in the foreign exchange market, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange market and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees as discussed below in this section, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. Foreign exchange average rate option contracts are also used to mitigate the impact of foreign currency rate fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the operating results of our subsidiaries. The fair value of forward and option contracts is based on third-party bank quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC Topic 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of December 31, 2011 and 2010, the aggregate notional amounts of these contracts outstanding were approximately $64.4 million and $32.1 million, respectively. At December 31, 2011, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2011, we recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, we recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the years ended December 31, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the majority of our outstanding foreign currency forward contracts had maturity dates of less than fifteen months and twelve months, respectively, with the majority of freestanding derivatives expiring within one month and three months, respectively. There were no foreign currency option contracts outstanding as of December 31, 2011 and 2010.

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2011 and 2010:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2011
Buy CNY sell USD	6.34	$2.5	$—
Buy EUR sell ARS	5.70	3.0	—
Buy EUR sell AUD	1.30	0.8	—
Buy EUR sell GBP	0.83	0.8	—
Buy EUR sell HKD	10.15	0.9	—
Buy EUR sell IDR	11,985.00	2.2	—
Buy EUR sell INR	69.21	2.3	—
Buy EUR sell MXN	18.14	14.9	—
Buy EUR sell MYR	4.17	6.0	(0.1)
Buy EUR sell RUB	41.74	9.2	—
Buy EUR sell USD	1.30	44.8	(0.1)
Buy EUR sell ZAR	10.89	0.6	—
Buy GBP sell EUR	0.84	0.8	—
Buy JPY sell USD	77.85	7.0	0.1
Buy KRW sell USD	1,161.81	32.2	(0.2)
Buy MYR sell EUR	4.12	0.8	—
Buy MYR sell USD	3.18	19.0	—
Buy PEN sell USD	2.70	6.7	—
Buy SEK sell EUR	8.98	1.0	—
Buy USD sell ARS	4.37	0.8	—
Buy USD sell COP	1,943.00	5.1	—
Buy USD sell EUR	1.37	81.4	4.4
Buy USD sell GBP	1.55	24.1	—
Buy USD sell INR	53.30	1.0	—
Buy USD sell KRW	1,156.38	7.5	—
Buy USD sell MXN	13.89	37.3	0.4
Buy USD sell PHP	43.79	3.2	—
Buy USD sell RUB	31.86	1.3	—
Buy USD sell SGD	1.28	0.3	—
Buy USD sell THB	31.43	0.2	—
Buy USD sell ZAR	8.33	1.1	—

Total forward contracts		$318.8	$4.5

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2010
Buy BRL sell USD	1.68	$7.6	$0.1
Buy EUR sell ARS	5.27	1.3	—
Buy EUR sell JPY	113.89	1.2	(0.1)
Buy EUR sell MXN	16.58	35.5	—
Buy EUR sell RUB	40.99	1.8	—
Buy EUR sell USD	1.34	101.4	0.1
Buy INR sell USD	44.81	4.5	—
Buy JPY sell EUR	111.90	1.2	—
Buy JPY sell USD	82.57	19.4	0.4
Buy KRW sell USD	1,146.51	21.0	0.4
Buy MXN sell EUR	16.45	8.0	—
Buy MXN sell USD	12.37	4.5	—
Buy MYR sell USD	3.10	12.2	0.1
Buy PEN sell USD	2.80	10.3	—
Buy PHP sell USD	43.89	0.1	—
Buy TWD sell USD	29.17	2.6	—
Buy USD sell BRL	1.72	14.9	(0.5)
Buy USD sell COP	1,917.51	4.3	—
Buy USD sell EUR	1.32	74.3	(1.0)
Buy USD sell GBP	1.56	4.0	—
Buy USD sell INR	45.78	8.7	(0.2)
Buy USD sell JPY	81.59	9.8	(0.1)
Buy USD sell KRW	1,138.90	4.9	(0.1)
Buy USD sell MXN	12.45	4.9	—
Buy USD sell PEN	2.81	5.2	—
Buy USD sell PHP	44.11	2.8	—
Buy USD sell RUB	31.48	1.3	—

Total forward contracts		$367.7	$(0.9)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2011 and December 31, 2010, the total amount of our foreign subsidiary cash was $246.0 million and $188.2 million, respectively, of which $9.2 million and $5.8 million, respectively, was invested in U.S. dollars.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of December 31, 2011, $202.0 million of borrowings under the New Credit Facility is expected to mature and expire on March 9, 2016. The fair value of our New Credit Facility approximates its carrying value of $202.0 million as of December 31, 2011. The fair value of our Prior Credit Facility approximated its carrying value of $174.9 million as of December 31, 2010. The New Credit Facility bears, and the Prior Credit Facility bore, a variable interest rate, and on December 31, 2011 and 2010, the weighted average interest rate of the New Credit Facility and the Prior Credit Facility was 1.89% and 1.75%, respectively.

During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on our term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on the replacement debt. Our term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the New Credit Facility as discussed further in Note 4, Long-Term Debt, to the Consolidated Financial Statements. Our swaps remain effective and continue to be designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the New Credit Facility at LIBOR plus 1.50% to 2.50%, fixing our weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the years ended December 31, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2011. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At December 31, 2011 and December 31, 2010, we recorded the interest rate swaps as liabilities at their fair value of $5.1 million and $6.6 million, respectively.

Our exposure to interest rate volatility risk relating to our New Credit Facility is partially mitigated by our interest rate swaps. Based on the outstanding balances of our New Credit Facility and our interest rate swaps at December 31, 2011, a hypothetical 50-basis-point change, in interest rates prevailing at that date, sustained for one year, would not represent a material potential net change in fair value, earnings, or cash flows.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Herbalife Ltd.:

We have audited the internal control over financial reporting of Herbalife Ltd. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Herbalife Ltd. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 21, 2012, expressed an unqualified opinion on those consolidated financial statements.

/S/    KPMG LLP

Los Angeles, California

February 21, 2012

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2011.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d	)
4.1	Form of Share Certificate	(d	)
10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)
10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)
10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)
10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)
10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)
10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)
10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a	)

Exhibit Number	Description	Reference
10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)
10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)
10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)
10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)
10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)
10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)
10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)
10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)
10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)
10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c	)
10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c	)
10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d	)
10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e	)
10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(m	)
10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(m	)
10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)
10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q	)
10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q	)
10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(q	)
10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(q	)
10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(q	)
10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(q	)

Exhibit Number	Description	Reference
10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(g	)
10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(g	)
10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(g	)
10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(g	)
10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g	)
10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g	)
10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(h	)
10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(i	)
10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i	)
10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i	)
10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i	)
10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(j	)
10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(k	)
10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(k	)
10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(l	)
10.45#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc., dated as of January 1, 2010.	(l	)
10.46#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m	)
10.47#	Amended and Restated Non-Management Directors Compensation Plan	(m	)
10.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(m	)
10.49#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(n	)
10.50#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(o	)
10.51#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(o	)
10.52#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(p	)
10.53#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(p	)

Exhibit Number	Description	Reference
10.54	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q	)
10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(r	)
10.56#	Stock appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(s	)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of KPMG LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.INS	XBRL Instance Document	*	*
101.SCH	XBRL Taxonomy Extension Schema Document	*	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*	*
101.LAB	Taxonomy Extension Label Linkbase Document	*	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*	*

*	Filed herewith.

**	Furnished, not filed, herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 1, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(i)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(k)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(l)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(n)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.

(r)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, during 2011, the Company changed its method of accounting for excess tax benefits recognized as a result of the exercise of employee stock options, stock appreciation rights, and other share-based equity grants, from the tax-law ordering method to the with-and-without method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Herbalife Ltd. and subsidiaries as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Los Angeles, California

February 21, 2012

HERBALIFE LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$258,775	$190,550
Receivables, net of allowance for doubtful accounts of $2,250 (2011) and $3,202 (2010)	89,660	85,612
Inventories	247,696	182,467
Prepaid expenses and other current assets	117,073	93,963
Deferred income taxes	55,615	42,994

Total current assets	768,819	595,586

Property, plant and equipment — at cost:
Furniture and fixtures	6,020	5,409
Equipment	301,689	272,881
Leasehold improvements	79,729	66,049

	387,438	344,339
Less: accumulated depreciation and amortization	(193,735)	(166,912)

Net property, plant and equipment	193,703	177,427

Deferred compensation plan assets	20,511	18,536
Other assets	41,125	25,880
Deferred financing costs, net	4,797	998
Marketing related intangibles and other intangible assets, net	311,764	310,894
Goodwill	105,490	102,899

Total assets	$1,446,209	$1,232,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,095	$43,784
Royalty overrides	197,756	162,141
Accrued compensation	76,435	69,376
Accrued expenses	152,744	141,867
Current portion of long-term debt	1,542	3,120
Advance sales deposits	31,702	35,145
Income taxes payable	31,415	15,383

Total current liabilities	548,689	470,816
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	202,079	175,046
Deferred compensation plan liability	23,702	20,167
Deferred income taxes	72,348	55,572
Other non-current liabilities	39,203	23,407

Total liabilities	886,021	745,008

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value, 1.0 billion shares authorized, 115.8 million (2011) and 117.8 million (2010) shares outstanding	116	118
Paid-in capital in excess of par value	291,950	248,693
Accumulated other comprehensive loss	(37,809)	(27,285)
Retained earnings	305,931	265,686

Total shareholders’ equity	560,188	487,212

Total liabilities and shareholders’ equity	$1,446,209	$1,232,220

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Product sales	$2,944,722	$2,337,493	$1,993,617
Shipping & handling revenues	509,815	396,733	330,960

Net sales	3,454,537	2,734,226	2,324,577
Cost of sales	680,084	558,811	493,134

Gross profit	2,774,453	2,175,415	1,831,443
Royalty overrides	1,137,560	900,248	761,501
Selling, general and administrative expenses	1,074,623	887,655	773,911

Operating income	562,270	387,512	296,031
Interest expense	9,864	9,664	9,613
Interest income	7,373	2,247	4,510

Income before income taxes	559,779	380,095	290,928
Income taxes	147,201	80,880	87,582

NET INCOME	$412,578	$299,215	$203,346

Earnings per share
Basic	$3.51	$2.51	$1.66
Diluted	$3.30	$2.37	$1.61
Weighted average shares outstanding
Basic	117,540	119,004	122,442
Diluted	124,846	126,495	126,194

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

	Common Shares	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity	Comprehensive Income
	(In thousands, except per share amounts)
Balance at December 31, 2008	$123	$197,715	$(28,614)	$72,507	$241,731
Issuance of 1.8 million common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	2	7,882			7,884
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		3,587			3,587
Additional capital from share based compensation		20,907			20,907
Repurchases of common shares	(5)	(8,269)		(66,367)	(74,641)
Dividends and dividend equivalents ($0.40 per share)		1,060		(49,781)	(48,721)
Net income				203,346	203,346	$203,346
Foreign currency translation adjustment			5,248		5,248	5,248
Unrealized loss on derivatives, net of income taxes of ($40)			(30)		(30)	(30)

Total comprehensive income						$208,564

Balance at December 31, 2009	$120	$222,882	$(23,396)	$159,705	$359,311

Issuance of 3.3 million common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	4	15,305			15,309
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		8,045			8,045
Additional capital from share based compensation		22,969			22,969
Repurchases of common shares	(6)	(21,088)		(138,914)	(160,008)
Dividends and dividend equivalents ($0.45 per share)		580		(54,320)	(53,740)
Net income				299,215	299,215	$299,215
Foreign currency translation adjustment			583		583	583
Unrealized loss on derivatives, net of income taxes of ($1,222)			(4,472)		(4,472)	(4,472)

Total comprehensive income						$295,326

Balance at December 31, 2010	$118	$248,693	$(27,285)	$265,686	$487,212

Issuance of 3.7 million common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	4	26,463			26,467
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		27,450			27,450
Additional capital from share based compensation		24,133			24,133
Repurchases of common shares	(6)	(35,427)		(286,206)	(321,639)
Dividends and dividend equivalents ($0.73 per share)		638		(86,127)	(85,489)
Net income				412,578	412,578	$412,578
Foreign currency translation adjustment, net of income taxes of ($3,090)			(16,757)		(16,757)	(16,757)
Unrealized gain on derivatives, net of income taxes of $1,455			6,233		6,233	6,233

Total comprehensive income						$402,054

Balance at December 31, 2011	$116	$291,950	$(37,809)	$305,931	$560,188

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$412,578	$299,215	$203,346
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,853	68,621	62,437
Excess tax benefits from share-based payment arrangements	(27,450)	(7,728)	(3,266)
Share based compensation expenses	24,133	22,969	20,907
Amortization of discount and deferred financing costs	1,007	500	491
Deferred income taxes	(12,984)	(33,313)	(11,226)
Unrealized foreign exchange transaction loss (gain)	9,403	(7,142)	4,809
Write-off of deferred financing costs	914	—	—
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	—	15,131	—
Other	2,206	2,527	340
Changes in operating assets and liabilities:
Receivables	(9,687)	(7,593)	2,361
Inventories	(84,880)	(31,516)	(1,742)
Prepaid expenses and other current assets	3,229	10,254	(7,781)
Other assets	(13,864)	(3,485)	2,109
Accounts payable	15,427	6,650	(9,500)
Royalty overrides	44,041	15,732	9,102
Accrued expenses and accrued compensation	28,749	31,092	(3,461)
Advance sales deposits	(1,538)	12,439	8,779
Income taxes	42,659	(8,807)	4,700
Deferred compensation plan liability	3,535	3,538	2,651

NET CASH PROVIDED BY OPERATING ACTIVITIES	509,331	389,084	285,056

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(90,408)	(68,125)	(59,768)
Proceeds from sale of property, plant and equipment	297	115	102
Deferred compensation plan assets	(1,975)	(1,126)	(1,656)
Acquisition of business	—	—	(10,000)

NET CASH USED IN INVESTING ACTIVITIES	(92,086)	(69,136)	(71,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(85,489)	(53,740)	(48,721)
Borrowings from long-term debt	914,200	427,000	211,974
Principal payments on long-term debt	(888,865)	(499,451)	(313,089)
Deferred financing costs	(5,718)	—	—
Share repurchases	(321,639)	(160,008)	(74,641)
Excess tax benefits from share-based payment arrangements	27,450	7,728	3,266
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	22,262	15,309	7,884

NET CASH USED IN FINANCING ACTIVITIES	(337,799)	(263,162)	(213,327)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(11,221)	(17,037)	(453)

NET CHANGE IN CASH AND CASH EQUIVALENTS	68,225	39,749	(46)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	190,550	150,801	150,847

CASH AND CASH EQUIVALENTS, END OF YEAR	$258,775	$190,550	$150,801

CASH PAID DURING THE YEAR
Interest paid	$8,800	$9,295	$10,011

Income taxes paid	$118,906	$111,497	$95,139

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global network marketing company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products through a network of approximately 2.7 million independent distributors, except in China, where the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU will require companies to present the components of net and comprehensive income in either one or two consecutive financial statements and eliminates the option to present other comprehensive income in the statement of changes in shareholders’ equity. In December 2011, the FASB issued amendments to defer certain presentation requirements of this ASU; the amendments defer the requirement where companies would have been required to present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU only impacts the presentation of the Company’s consolidated financial statements and does not materially impact its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU expands existing disclosure requirements for fair value measurements and provides additional information on how to measure fair value. The Company is required to apply this ASU prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Business Combinations

During August 2009, the Company purchased certain assets of Micelle Laboratories, Inc., a Lake Forest, California contract manufacturer of food and nutritional supplements. The Company purchased the assets in order to strengthen its global manufacturing capabilities. The purchase price is not material to the Company’s consolidated financial statements and for accounting purposes the acquisition, or the Micelle Acquisition, was recorded as a business combination pursuant to FASB accounting standards codification, or ASC, 805, Business Combinations.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $11.4 million, $7.3 million, and $7.7 million, for the years ended December 31, 2011, 2010, and 2009, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela. Herbalife Venezuela’s foreign currency financial statement impact is discussed further below within this Note.

Forward Exchange Contracts, Option Contracts and Interest Rate Swaps

The Company enters into foreign currency derivative instruments such as forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, intercompany transactions and bank loans. The Company also enters into interest rate swaps in managing its interest rate risk on its variable rate credit facility. The Company does not use the contracts for trading purposes.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

During 2011, the Company entered into a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating foreign locations to withdraw cash from this financial institution to the extent aggregate cash deposits held by its participating locations are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheet and consolidated statement of cash flows, respectively. As of December 31, 2011, the Company did not owe any amounts to this financial institution.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. Due to the geographic dispersion of its credit card receivables, the collection risk is not considered to be significant. The receivables from credit card companies were $65.1 million and $51.4 million as of December 31, 2011 and 2010, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2011 and 2010. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectibility is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its distributors and importers which are not material to its consolidated financial statements. As of December 31, 2011, the majority of the Company’s total outstanding accounts receivable were current.

Fair Value of Financial Instruments

The Company applies the provisions of FASB authoritative guidance as it applies to the nonfinancial assets and nonfinancial liabilities. The FASB authoritative guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. As disclosed in Note 13, Fair Value Measurements, the Company has properly measured and disclosed its financial instruments.

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The fair value of option and forward contracts are based on dealer quotes; and

•

The carrying values of the Company’s variable rate debt instruments are considered to approximate their fair values because interest rates of those instruments approximate current rates offered to the Company.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt.

Long-Lived Assets

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Depreciation of furniture, fixtures, equipment, and amortization of leasehold improvements recorded to selling, general and administrative expenses totaled $68.9 million, $67.7 million, and $62.2 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the years ended December 31, 2011, 2010 and 2009, there were no goodwill or marketing related intangible asset impairments. At December 31, 2011, 2010 and 2009, the marketing related intangible asset balance was $310.0 million. As of December 31, 2011, 2010, and 2009, the goodwill balance was $105.5 million, $102.9 million, and $102.5 million, respectively. The $2.6 million increase in goodwill in 2011 from 2010 was primarily due to the acquisition of iChange Network, Inc., a privately held software company, where the purchase price was not material to the Company’s consolidated financial statements. The $0.4 million increase in goodwill in 2010 from 2009 was primarily due to the effect of an adjustment to the fair value of inventory acquired in the Micelle Acquisition.

Intangible assets with finite lives are amortized over their expected lives, and are expected to be fully amortized over the next five years. As of December 31, 2011, the Company’s intangible assets with finite lives increased to $1.7 million, net of $0.6 million amortization, due to the iChange Network acquisition. As of December 31, 2010, the Company’s intangible assets with finite lives decreased to $0.8 million. As of December 31, 2009, the Company’s intangible assets with finite lives increased to $1.7 million, net of $0.2 million amortization, due to the Micelle Acquisition. The annual amortization expense for finite life intangibles was $0.6 million, $0.9 million, and $0.2 million for the years ended December 31, 2011, 2010, and 2009, respectively. At December 31, 2011, the annual expected amortization expense is as follows: 2012 — $0.6 million; 2013 — $0.4 million; 2014 — $0.3 million; 2015 — $0.3 million; and 2016 — $0.1 million.

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

This change in accounting principle is applied to all periods presented and the following tables summarize the impact of this change on the Company’s consolidated financial statements:

Consolidated Balance Sheet

	December 31, 2010
	As Previously Reported	As Adjusted
	(In thousands)
Paid-in capital in excess of par value	$257,375	$248,693
Retained earnings	$257,004	$265,686

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statements of Income

	Year Ended December 31, 2010
	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$89,562	$80,880
Net income	$290,533	$299,215
Basic earnings per share(1)	$2.44	$2.51
Diluted earnings per share(1)	$2.33	$2.37

(1)	Basic and diluted earnings per share, as previously reported, for the year ended December 31, 2010, have also been adjusted to reflect the stock split.

Common Share Amounts Used to Compute Basic and Diluted Earnings Per Share

	Year Ended December 31, 2010
	As Previously Reported (1)	As Adjusted
	(In thousands)
Weighted average shares used in basic computations	119,004	119,004
Dilutive effect of exercise of equity grants outstanding	5,076	7,059
Dilutive effect of warrants	432	432

Weighted average shares used in diluted computations	124,512	126,495

(1)	Basic and diluted weighted shares outstanding, as previously reported, for the year ended December 31, 2010, have been adjusted to reflect the stock split.

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income

	Year Ended December 31, 2010
	As Previously Reported	As Adjusted
	(In thousands)
Paid-in Capital in Excess of Par Value
Excess tax benefit from exercise of stock options, SARs and restricted stock grants	$16,727	$8,045
Balance at December 31, 2010	$257,375	$248,693
Retained Earnings
Net income	$290,533	$299,215
Balance at December 31, 2010	$257,004	$265,686
Comprehensive Income
Net income	$290,533	$299,215
Total comprehensive income	$286,644	$295,326

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidated Statement of Cash Flows

	Year Ended December 31, 2010
	As Previously Reported	As Adjusted
	(In thousands)
Net income	$290,533	$299,215
Excess tax benefits from share-based payment arrangements	$(16,410)	$(7,728)
Deferred income taxes	$(24,631)	$(33,313)
Net cash provided by operating activities	$380,402	$389,084
Excess tax benefits from share-based payment arrangements	$16,410	$7,728
Net cash used in financing activities	$(254,480)	$(263,162)

If the Company had not changed from the prior tax law ordering method of accounting for excess tax benefits in the second quarter of fiscal year 2011, income taxes, net income and earnings per share would have been reflected as noted below:

Consolidated Statements of Income

Year Ended December 31, 2011
As Computed Under Prior Method
(In thousands, except per share amount)
Income taxes	$159,083
Net income	$400,696
Basic earnings per share	$3.41
Diluted earnings per share	$3.25

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31,
	2011	2010	2009
Foreign currency translation adjustment, net of tax	$(38,609)	$(21,852)	$(22,435)
Unrealized loss on derivatives, net of tax	800	(5,433)	(961)

Total accumulated other comprehensive income (loss)	$(37,809)	$(27,285)	$(23,396)

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2011	2010	2009
Weighted average shares used in basic computations	117,540	119,004	122,442
Dilutive effect of exercise of equity grants outstanding	7,046	7,059	3,468
Dilutive effect of warrants(1)	260	432	284

Weighted average shares used in diluted computations	124,846	126,495	126,194

(1)	At December 31, 2011, the Company had 0.5 million warrants outstanding, with an exercise price of $7.75, which will expire on December 1, 2014.

There were an aggregate of 2.1 million, 1.5 million and 5.6 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the years ended December 31, 2011, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, the Company has made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend at the official exchange rate. As an alternative exchange mechanism, the Company has also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where the Company effectively purchased bonds with its Bolivars and then sold

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the bonds for U.S. dollars. In other instances, the Company has also used alternative legal exchange mechanisms for currency exchanges, such as the legal parallel market mechanism which is discussed below and was discontinued in May 2010.

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

Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented less than 2%, 2% and 4% of the Company’s consolidated net sales for the years ended December 31, 2011, 2010 and 2009, respectively, and its total assets represented less than 3% of the Company’s consolidated total assets as of both December 31, 2011 and 2010.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Highly Inflationary Economy and Accounting in Venezuela

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela was considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting under U.S. GAAP, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact the Company’s consolidated earnings. Prior to January 1, 2010 when the Bolivar was the functional currency, movements in the Bolivar to U.S. dollar were recorded as a component of equity through other comprehensive income. Pursuant to highly inflationary accounting rules, the Company no longer translates Herbalife Venezuela’s financial statements as its functional currency is the U.S. dollar.

Based on relevant facts and circumstances at the applicable times, under the highly inflationary basis of accounting, the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, the Company remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate and recorded a non-tax deductible foreign exchange loss of $15.1 million. This charge included the $9.9 million foreign exchange loss related to Herbalife Venezuela’s U.S. dollar cash and cash equivalents that were remeasured at the parallel market rate and then translated at the official rate at December 31, 2009. Also, Herbalife Venezuela’s $34.2 million cash and cash equivalents reported in the Company’s consolidated balance sheet at December 31, 2009, which included U.S. dollar denominated cash, were reduced to approximately $12.5 million on January 1, 2010. However, nonmonetary assets, such as inventory, reported on the Company’s consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to the Company’s 2009 imported products recorded at the parallel market exchange rate negatively impacted the Company’s consolidated statement of income for the year ended December 31, 2010 by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is not tax deductible. See Note 12, Income Taxes, for additional discussion on the income tax impact related to Venezuela becoming a highly inflationary economy.

Official Exchange Rate Devaluations in Venezuela in 2011 and 2010

In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.3 Bolivars per U.S. dollar for non-essential items and 2.6 Bolivars per U.S. dollar for essential items. The Company’s imports fall into both classifications. During 2010, because the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010 and then used the SITME rate thereafter, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to the Company’s consolidated net earnings. Specifically, the Company recorded $5.8 million of foreign exchange gains to selling, general and administrative expenses within the Company’s consolidated statement of income for the year ended December 31, 2010, as a result of receiving U.S. dollars approved by CADIVI at the official exchange rate. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates were not available to pay for these U.S. imports. As of December 31, 2010, Herbalife Venezuela also had an outstanding intercompany dividend payable to the Company of $2.5 million, which was declared in December 2008 and registered with CADIVI and still remains outstanding as of December 31, 2011. Also, at December 31, 2010, Herbalife Venezuela had outstanding intercompany shipment payable balances of $2.6 million, primarily relating to 2010, which were registered with CADIVI and were pending CADIVI’s approval. As of December 31, 2011, $0.1 million outstanding intercompany shipment payable balances were registered with CADIVI and pending their approval.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In late December 2010, Venezuela announced the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated. The CADIVI official exchange of 4.3 Bolivars per U.S. dollar is used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on the Company’s consolidated financial statements. At December 31, 2011 and 2010, the Company used the SITME rate of 5.3 Bolivars per U.S. dollar for remeasurement purposes.

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities at December 31, 2011 and 2010

During the second quarter of 2010, the Company recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within the Company’s consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. Herbalife Venezuela’s cash and cash equivalents, primarily denominated in Bolivars, increased by $5.2 million as a result of using the SITME rate as opposed to the last quoted parallel market rate during the second quarter of 2010. During the third quarter of 2010 and thereafter, the Company continued to use the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. As of December 31, 2010, the majority of Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities approximated $19.4 million which included Bolivar denominated cash and cash equivalents approximating $24.6 million, and were all remeasured at the SITME rate.

During 2011, the Company accessed the SITME market in order to exchange its Bolivars to U.S. dollars. In less frequent instances, the Company has also accessed alternative legal exchange mechanisms, to exchange Bolivars for U.S. dollars, at less favorable rates than the SITME rate, which resulted in the Company recognizing $1.2 million of losses in selling, general and administration expenses included within its consolidated statement of income for the year ended December 31, 2011. In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. The 86 million Bolivars were previously remeasured at the regulated system rate, or SITME rate, of 5.3 Bolivars per U.S. dollar and recorded as cash and cash equivalents of $16.3 million on the Company’s consolidated balance sheet at December 31, 2010. This Bolivar to U.S. dollar conversion resulted in the Company recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its consolidated statement of income for the year ended December 31, 2011. The Company was unsuccessful in accessing any subsequent PDVSA bond offerings and the frequency of future bond offerings is unknown. The Company continues to remeasure its Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms.

As of December 31, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $26.8 million, and included approximately $34.8 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate as of December 31, 2011. While the Company continues to monitor the new exchange mechanism and restrictions under SITME, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Therefore, these remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation of Herbalife Venezuela

The Company plans to continue its operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements for U.S. GAAP purposes. The majority of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate.

3.    Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2011	2010
Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$223.5	$159.4
Outer Nutrition	11.1	9.7
Literature, Promotional and Others	13.1	13.4

Total	$247.7	$182.5

The following are the major classes of inventory (in millions):

	December 31,
	2011	2010
Raw materials	$21.7	$13.7
Work in process	2.5	0.6
Finished goods	223.5	168.2

Total	$247.7	$182.5

4.    Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2011	2010
Borrowings under prior senior secured credit facility	$—	$174.9
Borrowings under the new senior secured revolving credit facility	202.0	—
Capital leases	1.4	2.9
Other debt	0.2	0.3

	203.6	178.1
Less: current portion	1.5	3.1

Long-term portion	$202.1	$175.0

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, or the Prior Credit Facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in the Company’s share repurchase program. See Note 8, Shareholders’ Equity, for further discussion of the share repurchase program and the share repurchase amounts during the years ended December 31, 2011, 2010 and 2009. The term loan bore interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%. The revolving credit facility bore interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%.

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated its Prior Credit Facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. During March 2011, U.S. dollar borrowings under the New Credit Facility incurred interest at the base rate plus a margin of 0.75% or LIBOR plus a margin of 1.75%. After March 2011, based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.

In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on the Company’s consolidated balance sheet and are being amortized over the term of the New Credit Facility. On December 31, 2011 and 2010, the weighted average interest rate for borrowings under the New Credit Facility and the Prior Credit Facility was 1.89% and 1.75%, respectively.

The New Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Prior Credit Facility also required the Company to comply with a leverage ratio and an interest coverage ratio. The Prior Credit Facility also contained customary covenants, including covenants that limited or restricted the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2011 and 2010, the Company was compliant with its debt covenants under the New Credit Facility and Prior Credit Facility, respectively.

During 2011, the Company borrowed $859.7 million and $54.0 million under the New Credit Facility and Prior Credit Facility, respectively, and paid a total of $657.7 million and $228.9 million of the New Credit Facility and Prior Credit Facility, respectively. During 2010, the Company borrowed an aggregate amount of $427.0 million and paid a total amount of $487.0 million of the Prior Credit Facility. During 2009, the Company borrowed an aggregate amount of $212.0 million and paid a total amount of $298.7 million of the Prior Credit Facility. As of December 31, 2011, the U.S. dollar amount outstanding under the New Credit Facility was $202.0 million. There were no outstanding foreign currency borrowings as of December 31, 2011 under the New Credit Facility. As of December 31, 2010, the amounts outstanding under the Prior Credit Facility, consisting of a term loan and revolving credit facility, were $143.9 million and $31.0 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no annual scheduled principal payments under the Company’s New Credit Facility. All borrowings against the New Credit Facility must be repaid prior to its termination in March 2016.

Interest expense was $9.9 million, $9.7 million, and $9.6 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Interest expense for the year ended December 31, 2011 included a $0.9 million write-off of unamortized deferred financing costs resulting from the extinguishment of the Prior Credit Facility, as discussed above.

5.    Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2021. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2011, were as follows (in millions):

	Operating	Capital
2012	$42.9	$1.4
2013	34.5	—
2014	26.9	—
2015	22.3	—
2016	12.7	—
Thereafter	23.8	—

Total	$163.1	$1.4

Less: amounts included above representing interest		—

Present value of net minimum lease payments		$1.4

Rental expense for the years ended December 31, 2011, 2010 and 2009, was $49.2 million, $43.5 million, and $39.7 million, respectively.

Property, plant and equipment under capital leases is included in property, plant and equipment on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2011	2010
Equipment	$10.6	$10.7
Less: accumulated depreciation	(9.7)	(8.8)

Total	$0.9	$1.9

6.    Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. Prior to January 1, 2009, employees could elect to contribute between 2% to 17% of their compensation, and the Company would make matching contributions in an amount equal to one dollar for

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each dollar of deferred earnings not to exceed 3% of the participants’ earnings. Participants partially vested in the Company contributions after one year and fully vested after five years. Effective January 1, 2009, the Company amended its profit sharing plan. Starting January 1, 2009, employees may elect to contribute up to 75% of their compensation; however, contributions are limited to a maximum annual amount as set periodically by the Code. The Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings up to the first 1%, and then make matching contributions in an amount equal to 50% of one dollar for each dollar on the subsequent 5% of deferred earnings. The contributions become fully vested after two years. The Company contributed $2.5 million, $2.3 million, and $2.2 million, to its profit sharing plan during the years ended December 31, 2011, 2010, and 2009, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The deferred compensation plans allow eligible employees to elect annually to defer up to 75% of their base annual salary and up to 100% of their annual bonus for each calendar year, or the Annual Deferral Amount. The Company makes matching contributions on behalf of each participant in the Senior Executive Deferred Compensation Plan. The Senior Executive Deferred Compensation Plan provides that the amount of the matching contributions is to be determined by the Company at its discretion. For 2009, the matching contribution was 3% of a participant’s base salary. In 2010 and 2011, the Company’s matching contribution was 3.5% which aligns with the 401(k) retirement plan match.

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

The total expense for the two non-qualified deferred compensation plans, net of participant contributions, was $0.2 million, $2.1 million, and $2.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $23.7 million and $20.2 million at December 31, 2011 and 2010, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $20.5 million and $18.5 million as of December 31, 2011 and 2010, respectively.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $82 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company expects to receive a response to this litigation from the Mexican Tax Administration. In December 2011, the Mexican Tax Administration commenced a tax audit of one of the Company’s Mexican subsidiaries for the period from January to September 2007. This tax audit is in the initial stages. Prior to the nullification of the assessment relating to the 2005 and 2006 years the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s New Credit Facility. These arrangements with the insurance companies remain in place in the event that the assessment is re-issued. The Company has not recognized a loss as the Company, based on its analysis and guidance from its advisors, does not believe a loss would be probable if the assessment is re-issued or if any additional assessment is issued. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued.

The Company received an assessment from the Spanish Tax Authority in an amount equivalent to approximately $4.2 million translated at the period ended spot rate, for withholding taxes, interest and penalties related to payments to Spanish distributors for the 2003-2004 period. The Company appealed the assessment to the National Appellate Court (Audiencia Nacional). The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if additional assessments for other periods were to be issued. A decision in the case is anticipated in the first half of fiscal year 2012.

The Company received a tax assessment in September 2009, from the Federal Revenue Office of Brazil in an amount equivalent to approximately $4.6 million U.S. dollars translated at the period ended spot rate, related to withholding/contributions based on payments to the Company’s distributors during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    Shareholders’ equity

The Company had 115.8 million, 117.8 million, and 120.5 million common shares outstanding at December 31, 2011, 2010 and 2009, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2011 and were not adjusted as a result of the stock split as the preference shares were to remain unaffected by the stock split as discussed further below. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2011, 2010, and 2009, was approximately $85.5 million, $53.7 million, and $48.7 million, respectively.

Share Repurchases

On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the following two years, at such times and prices as determined by the Company’s management as market conditions warrant. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. The New Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded. As of December 31, 2011, the remaining authorized capacity under the Company’s share repurchase program was approximately $477.9 million.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2011, the Company repurchased 5.5 million of its common shares through open market purchases at an aggregate cost of approximately $298.8 million, or an average cost of $54.27 per share. During the year ended December 31, 2010, the Company repurchased 5.7 million of its common shares through open market purchases at an aggregate cost of approximately $150.1 million, or an average cost of $26.13 per share. During the year ended December 31, 2009, the Company repurchased 4.0 million of its common shares through open market purchases at an aggregate cost of approximately $73.2 million, or an average cost of $18.30 per share.

The aggregate purchase price of the common shares repurchased was reflected as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted, pursuant to the Company’s share-based compensation plans, is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above.

9.    Share-Based Compensation

The Company has five share-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provided for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provided for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan replaced the 2004 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 14,400,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units. At December 31, 2011 an aggregate of approximately 5.1 million common shares remain available for future issuance under the 2005 Stock Incentive Plan and the Independent Directors Stock Unit Plan.

The Company’s share-based compensation plans provide for grants of stock options, SARs, and stock units, which are collectively referred to herein as awards. Stock options typically vest quarterly over a five-year period or less, beginning on the grant date. Certain SARs vest quarterly over a five-year period beginning on the grant date. Other SARs vest annually over a three-year period. The contractual term of service condition stock options and SARs is generally ten years. Stock unit awards under the 2005 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In January 2009, the Company moved to granting SARs instead of stock units for its independent directors. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10% during the fourth year. In February 2009, the Company granted stock units and SARs to certain employees subject to continued service, one-third of which vest on the third anniversary of the date of grant, one-third of which vest on the fourth anniversary of the date of grant, and the remaining one-third of which vest on the fifth anniversary of the date of grant. In 2010, the Company granted other stock units to certain key employees subject to continued service, one half of which vest on the first anniversary of the date of the grant, and the remaining half of which vest on the second anniversary of the date of the grant.

Awards can be subject to the following: market and service conditions, or market condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, market and performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2011 include stock options, SARs, and stock units.

In March 2008, the Company granted market condition SARs to its Chairman and Chief Executive Officer, which will fully vest at the end of four years subject to his continued employment through that date and the achievement of certain conditions related to the market value of the Company’s common shares. The market conditions include targets for stock price appreciation of both a 10% and a 15% compound annual growth rate. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model.

In August 2011, the Company granted market and performance condition SARs to its Chairman and Chief Executive Officer. These awards will vest on December 31, 2014, subject to his continued employment through that date, the Company’s stock price appreciating and exceeding a targeted price, and the Company’s achievement of certain volume point performance targets. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted on or after January 1, 2006, the compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2011, 2010, and 2009, share-based compensation expense, relating to service condition awards, amounted to $19.2 million, $20.0 million, and $18.4 million, respectively. For the years ended December 31, 2011, 2010 and 2009, share-based compensation expense, relating to market condition awards, amounted to $2.9 million, $3.0 million, and $2.7 million, respectively. For the year ended December 31, 2011, share-based compensation expense, relating to market and performance condition awards, amounted to $1.4 million. For the years ended December 31, 2011, 2010, and 2009, the related income tax benefits recognized in earnings for all awards amounted to $7.5 million, $7.4 million, and $7.9 million, respectively.

As of December 31, 2011, the total unrecognized compensation cost related to non-vested service condition stock awards was $34.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years. As of December 31, 2011, the total unrecognized compensation cost related to non-vested market condition awards was $0.7 million and the related weighted-average period over which it is expected to be recognized is approximately 0.2 years. As of December 31, 2011, the total unrecognized compensation cost related to non-vested market and performance condition awards was $11.7 million and the related weighted-average period over which it is expected to be recognized is approximately 3.0 years.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2011, 2010, and 2009, excess tax benefits of $27.5 million, and $8.0 million, and $3.6 million, respectively, were generated and recognized from exercises of awards.

Stock units are valued at the market value on the date of grant. The fair value of service condition SARs are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of market condition SARs are estimated on the date of grant using the Monte Carlo lattice model. Historically, the expected term of the SARs and stock options was based on the simple average of the average vesting period and the life of the award, or the simplified method. During the fourth quarter of 2011, the Company began calculating the expected term of its SARs based on historical data as more historical information was available. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the SARs and stock options are based upon the historical volatility of the Company’s common shares and it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the SARs and stock options. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

There were no stock options granted during the years ended December 31, 2011, 2010 and 2009. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2011, 2010 and 2009:

	SARs			Independent Director’s SARs
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Expected volatility	46.6%	48.3%	48.5%	49.4%	48.2%	48.6%
Dividends yield	1.5%	1.8%	5.7%	1.5%	1.7%	5.8%
Expected term	6.2 years	6.4 years	6.5 years	3.8 years	3.8 years	3.8 years
Risk-free interest rate	1.9%	2.4%	2.3%	1.0%	1.3%	1.4%

There were no market condition awards or market and performance condition awards granted during the years ended December 31, 2010 and 2009. For market and performance condition awards granted during the year ended December 31, 2011, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

SARs
Year Ended December 31, 2011
Expected volatility	44.0%
Dividends yield	1.4%
Expected term	5.2 years
Risk-free interest rate	1.2%

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2011:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2010(2)	12,780	$14.38	5.7 years	$253.1
Granted(3)	2,100	$54.83
Exercised	(3,575)	$12.39
Forfeited	(136)	$18.90

Outstanding at December 31, 2011(4)	11,169	$22.54	5.5 years	$332.8

Exercisable at December 31, 2011	4,369	$13.30	4.2 years	$167.7

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

(2)	Includes 1.5 million market condition SARs that were outstanding as of December 31, 2010.

(3)	Includes 0.9 million market and performance condition SARs granted to the Company’s Chairman and Chief Executive Officer.

(4)	Includes 1.5 million market condition SARs and 0.9 million market and performance condition SARs that were outstanding as of December 31, 2011.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2011, 2010, and 2009 was $21.23, $9.32, and $2.04, respectively. The weighted-average grant date fair value of market and performance condition SARs granted during the year ended December 31, 2011 was $17.37. The total intrinsic value of service condition stock options and SARs exercised during the years ended December 31, 2011, 2010 and 2009 was $133.8 million, $63.8 million, and $16.4 million, respectively. There were no market condition, or market condition and performance condition SARs exercised during the years ended December 31, 2011, 2010 and 2009.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested at December 31, 2010	1,160.5	$13.76
Granted	25.0	$42.82
Vested	(456.5)	$17.76
Forfeited	(11.4)	$11.93

Outstanding and nonvested at December 31, 2011	717.6	$12.25

The total vesting date fair value of stock units which vested during the years ended December 31, 2011, 2010 and 2009 was $19.8 million, $10.3 million, and $4.3 million, respectively.

In the second quarter of 2011, the Company changed its method of accounting for excess tax benefits recognized as a result of the exercise of employee stock options, SARs, and other share-based equity grants, from the tax-law-ordering method to the with-and-without method. This change in accounting principle is applied to all applicable periods presented. See Note 2, Basis of Presentation, for further information on this change in accounting principle.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 2 million common shares. At December 31, 2011, approximately 1.9 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10.    Segment Information

The Company is a network marketing company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the FASB ASC Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its Lake Forest, California facility, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products by the Company to distributors and are categorized based on geographic location.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011, the Company sells products in 79 countries throughout the world and is organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net Sales:
Primary Reporting Segment:
United States	$676.9	$595.4	$512.9
Mexico	436.9	334.0	263.0
South Korea	343.5	208.9	115.0
Others	1,786.4	1,411.5	1,281.4

Total Primary Reporting Segment	3,243.7	2,549.8	2,172.3
China	210.8	184.4	152.3

Total Net Sales	$3,454.5	$2,734.2	$2,324.6

Contribution Margin(1):
Primary Reporting Segment:
United States	$286.3	$257.0	$220.0
Mexico	191.1	131.7	104.0
South Korea	163.1	103.0	54.4
Others	810.0	618.5	558.9

Total Primary Reporting Segment	1,450.5	1,110.2	937.3
China(2)	186.4	165.0	132.6

Total Contribution Margin	$1,636.9	$1,275.2	$1,069.9
Selling, general and administrative expense	1,074.6	887.7	773.9
Interest expense	9.9	9.7	9.6
Interest income	7.4	2.3	4.5

Income before income taxes	559.8	380.1	290.9
Income taxes	147.2	80.9	87.6

Net Income	$412.6	$299.2	$203.3

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Capital Expenditures:
United States	$60.4	$51.0	$45.4
Mexico	3.5	2.5	1.4
South Korea	2.1	0.4	1.6
China	6.6	3.1	3.7
Others	18.3	11.1	8.0

Total Capital Expenditures	$90.9	$68.1	$60.1

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Net sales by product line:
Weight Management	$2,158.7	$1,698.9	$1,464.8
Targeted Nutrition	789.6	629.2	493.7
Energy, Sports & Fitness	169.8	121.3	98.7
Outer Nutrition	147.8	127.5	128.3
Literature, Promotional and Other(3)	188.6	157.3	139.1

Total Net Sales	$3,454.5	$2,734.2	$2,324.6

Net sales by geographic region:
North America	$698.6	$614.1	$529.0
Mexico	436.9	334.0	263.0
South & Central America	554.4	390.4	366.9
EMEA	615.2	527.8	504.2
Asia Pacific	938.6	683.5	509.2
China	210.8	184.4	152.3

Total Net Sales	$3,454.5	$2,734.2	$2,324.6

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for a description of net sales, cost of sales and royalty overrides.

(2)	Compensation to China sales employees and service fees to China independent service providers totaling $96.8 million, $87.3 million and $79.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of December 31, 2011 and 2010, total assets for the Company’s Primary Reporting Segment were $1,357.4 million and $1,162.1 million, respectively. Total assets for the China segment were $88.8 million and $70.1 million as of December 31, 2011 and 2010, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million and $99.8 million, respectively. Goodwill allocated to the China segment was $3.1 million as of December 31, 2011 and 2010.

As of December 31, 2011, the net property, plant and equipment located in the U.S. and in all foreign countries was $144.2 million and $49.5 million, respectively. As of December 31, 2010, the net property, plant and equipment located in the U.S. and in all foreign countries was $141.1 million and $36.3 million, respectively.

As of December 31, 2011, the deferred tax assets related to the U.S. and all foreign countries was $65.4 million and $46.8 million, respectively. As of December 31, 2010, the deferred tax assets related to the U.S. and all foreign countries was $72.9 million and $34.8 million, respectively.

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2011 and 2010, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheet was $246.0 million and $188.2 million, respectively, of which $9.2 million and $5.8 million, respectively, was maintained or invested in U.S. dollars.

11.    Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s New Credit Facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2011, the maximum length of time over which the Company is hedging certain of these exposures is approximately one year and seven months.

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

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2011. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At December 31, 2011 and December 31, 2010, the Company recorded the interest rate swaps as liabilities at their fair value of $5.1 million and $6.6 million, respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes the interest rate swaps in aggregate, and the fair value of the liabilities that were outstanding as of December 31, 2011 and 2010:

Interest Rate	Aggregate Notional Amounts	Average Swap Rate	Aggregate Fair Value	Maturity Dates
	(In millions)		(In millions)
At December 31, 2011
Interest Rate Swaps	$140.0	2.78%	$(5.1)	July 2013
At December 31, 2010
Interest Rate Swaps	$140.0	2.78%	$(6.6)	July 2013

Foreign Currency Instruments

The Company also designates certain foreign currency derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party bank quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

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

As of December 31, 2011 and 2010, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $64.4 million and $32.1 million, respectively. At December 31, 2011, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. As of December 31, 2011, the Company recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2010, the Company recorded assets at fair value of $0.6 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2011 and 2010, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2011.

As of December 31, 2011 and 2010, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than fifteen months and twelve months, respectively, with the majority of freestanding derivatives expiring within one month and three months, respectively. There were no foreign currency option contracts outstanding as of December 31, 2011 and 2010.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2011 and 2010:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2011
Buy CNY sell USD	6.34	$2.5	$—
Buy EUR sell ARS	5.70	3.0	—
Buy EUR sell AUD	1.30	0.8	—
Buy EUR sell GBP	0.83	0.8	—
Buy EUR sell HKD	10.15	0.9	—
Buy EUR sell IDR	11,985.00	2.2	—
Buy EUR sell INR	69.21	2.3	—
Buy EUR sell MXN	18.14	14.9	—
Buy EUR sell MYR	4.17	6.0	(0.1)
Buy EUR sell RUB	41.74	9.2	—
Buy EUR sell USD	1.30	44.8	(0.1)
Buy EUR sell ZAR	10.89	0.6	—
Buy GBP sell EUR	0.84	0.8	—
Buy JPY sell USD	77.85	7.0	0.1
Buy KRW sell USD	1,161.81	32.2	(0.2)
Buy MYR sell EUR	4.12	0.8	—
Buy MYR sell USD	3.18	19.0	—
Buy PEN sell USD	2.70	6.7	—
Buy SEK sell EUR	8.98	1.0	—
Buy USD sell ARS	4.37	0.8	—
Buy USD sell COP	1,943.00	5.1	—
Buy USD sell EUR	1.37	81.4	4.4
Buy USD sell GBP	1.55	24.1	—
Buy USD sell INR	53.30	1.0	—
Buy USD sell KRW	1,156.38	7.5	—
Buy USD sell MXN	13.89	37.3	0.4
Buy USD sell PHP	43.79	3.2	—
Buy USD sell RUB	31.86	1.3	—
Buy USD sell SGD	1.28	0.3	—
Buy USD sell THB	31.43	0.2	—
Buy USD sell ZAR	8.33	1.1	—

Total forward contracts		$318.8	$4.5

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2010
Buy BRL sell USD	1.68	$7.6	$0.1
Buy EUR sell ARS	5.27	1.3	—
Buy EUR sell JPY	113.89	1.2	(0.1)
Buy EUR sell MXN	16.58	35.5	—
Buy EUR sell RUB	40.99	1.8	—
Buy EUR sell USD	1.34	101.4	0.1
Buy INR sell USD	44.81	4.5	—
Buy JPY sell EUR	111.90	1.2	—
Buy JPY sell USD	82.57	19.4	0.4
Buy KRW sell USD	1,146.51	21.0	0.4
Buy MXN sell EUR	16.45	8.0	—
Buy MXN sell USD	12.37	4.5	—
Buy MYR sell USD	3.10	12.2	0.1
Buy PEN sell USD	2.80	10.3	—
Buy PHP sell USD	43.89	0.1	—
Buy TWD sell USD	29.17	2.6	—
Buy USD sell BRL	1.72	14.9	(0.5)
Buy USD sell COP	1,917.51	4.3	—
Buy USD sell EUR	1.32	74.3	(1.0)
Buy USD sell GBP	1.56	4.0	—
Buy USD sell INR	45.78	8.7	(0.2)
Buy USD sell JPY	81.59	9.8	(0.1)
Buy USD sell KRW	1,138.90	4.9	(0.1)
Buy USD sell MXN	12.45	4.9	—
Buy USD sell PEN	2.81	5.2	—
Buy USD sell PHP	44.11	2.8	—
Buy USD sell RUB	31.48	1.3	—

Total forward contracts		$367.7	$(0.9)

The following tables summarize the derivative activity during the year ended December 31, 2011 and 2010, relating to all the Company’s derivatives.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$4.1	$5.6	$2.4
Interest rate swaps	$(2.1)	$(7.5)	$(2.6)

As of December 31, 2011, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $1.3 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain (Loss) Recognized in Income For the Year Ended			Location of Gain (Loss) Recognized in Income

	December 31, 2011	December 31, 2010	December 31, 2009
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$—	$—	$(0.3)	Selling, general and administrative expenses

Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$2.7	$(9.4)	$(15.8)	Selling, general and administrative expenses

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2011, 2010 and 2009:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)

	For the Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$(0.3)	$1.8	$0.8	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$(1.8)	$6.6	$—	Selling, general and administrative expenses
Interest rate contracts	$(3.6)	$(3.6)	$(1.0)	Interest expense, net

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of December 31, 2011, and December 31, 2010.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Domestic	$143.9	$69.5	$94.9
Foreign	415.9	310.6	196.0

Total	$559.8	$380.1	$290.9

Income taxes are as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
Current:
Foreign	$94.7	$75.6	$61.9
Federal	57.8	30.3	30.9
State	7.6	8.3	6.0

	160.1	114.2	98.8

Deferred:
Foreign	(12.4)	(3.2)	2.5
Federal	(0.1)	(30.7)	(13.1)
State	(0.4)	0.6	(0.6)

	(12.9)	(33.3)	(11.2)

	$147.2	$80.9	$87.6

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach which was adopted in the second quarter of 2011. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of December 31, 2011 and 2010, the Company had $20.6 million and $8.7 million, respectively, of unrealized excess tax benefits. Of the $20.6 million of excess tax benefits at December 31, 2011, $11.6 million relate to foreign tax credits generated and carried forward on US federal income tax returns. If unused, tax credit carryforwards of $5.6 million will expire in 2020 and $6.0 million will expire in 2021. See Note 2, Basis of Presentation, for further discussion of the Company’s change in method of accounting from the tax-law-ordering method to the with-and-without approach.

Venezuela has experienced cumulative inflation of at least 100% during the three year period ended December 31, 2009. Therefore, as of January 1, 2010 the Bolivar is hyperinflationary for U.S. federal income tax purposes. As a result, because Herbalife Venezuela is considered a dual incorporated entity, it is now required to account for its operations using the Dollar Approximate Separate Transactions Method of accounting, or DASTM. The transitional impact of DASTM resulted in a deferred income tax benefit of approximately $14.5 million recorded during the first quarter of 2010 which is included within the Company’s consolidated statement of income for the year ended December 31, 2010. See Note 2, Basis of Presentation, for a further discussion on Herbalife Venezuela and Venezuela’s highly inflationary economy.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended December 31,
	2011	2010
Deferred income tax assets:
Accruals not currently deductible	$47.1	$47.5
Tax loss carry forwards of certain foreign subsidiaries	2.8	5.7
Depreciation/amortization	11.9	17.1
Deferred compensation plan	26.2	25.1
Deferred interest expense	205.6	118.4
Accrued vacation	4.0	3.5
Inventory reserve	4.2	1.1
Hyperinflationary adjustment	7.4	10.8
Other	11.3	2.7

Gross deferred income tax assets	320.5	231.9
Less: valuation allowance	(208.3)	(124.2)

Total deferred income tax assets	$112.2	$107.7

Deferred income tax liabilities:
Intangible assets	$113.1	$109.5
Unremitted foreign earnings	8.7	6.0
Other	4.7	4.8

Total deferred income tax liabilities	$126.5	$120.3

Total net deferred tax liabilities	$(14.3)	$(12.6)

Net operating loss carryforwards of subsidiaries for 2011 and 2010 were $2.8 million and $5.7 million, respectively. If unused, net operating losses of $0.9 million will expire between 2012 and 2020 and $1.9 million can be carried forward indefinitely. Deferred interest carryforwards of subsidiaries for 2011 and 2010 were $205.6 million and $118.4 million, respectively, and can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2011 and December 31, 2010 the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to deferred interest expense carryforwards, in the amount of $208.3 million and $124.2 million, respectively. The change in the Company’s valuation allowance during 2011 of $84.1 million was related to $88.1 million of additions charged to income tax expense, reduced by $2.1 million of reductions recognized as income tax benefits and $1.9 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2010 and 2009 of $64.6 million and $47.4 million, respectively, was primarily related to additions charged to income tax expense.

At December 31, 2011, the Company’s U.S. consolidated group had approximately $82.2 million of unremitted earnings that were permanently reinvested from substantially all of its foreign subsidiaries. In addition, at December 31, 2011, Herbalife Ltd. had approximately $1.8 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested,

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax liability on the unremitted foreign earnings as of December 31, 2011 and 2010, was $8.7 million and $6.0 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions):

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Tax expense at United States statutory rate	$195.9	$133.0	$101.8
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(134.1)	(77.8)	(31.1)
U.S. tax (benefit) on foreign income net of foreign tax credits	(8.8)	(19.3)	(24.6)
Increase (decrease) in valuation allowances	86.0	64.6	47.4
State taxes, net of federal benefit	5.5	5.9	4.7
Unrecognized tax benefits	1.1	(10.9)	(5.1)
Venezuela DASTM hyperinflationary impact	—	(14.5)	—
Other	1.6	(0.1)	(5.5)

Total	$147.2	$80.9	$87.6

During the years ended December 31, 2011, 2010 and 2009, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and will conclude on December 31, 2012. Under the terms of the holiday, the Company was subject to a zero tax rate in China during 2008 and 2009, an 11% tax rate in 2010, a 12% tax rate in 2011, and will be subject to a 12.5% tax rate in 2012.

As of December 31, 2011, the total amount of unrecognized tax benefits, including related interest and penalties was $39.0 million. If the total amount of unrecognized tax benefits was recognized, $32.1 million of unrecognized tax benefits, $5.5 million of interest and $1.1 million of penalties would impact the effective tax rate. As of December 31, 2010, the total amount of unrecognized tax benefits, including related interest and penalties was $38.5 million. If the total amount of unrecognized tax benefits was recognized, $31.6 million of unrecognized tax benefits, $5.6 million of interest and $1.3 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2011, the Company recorded an increase in interest expense and a reversal of penalties expense related to uncertain tax positions of $0.1 million and $0.1 million, respectively. During the years ended December 31, 2010 and December 31, 2009, the Company recorded a reversal of interest and penalties expense related to uncertain tax positions of $2.9 million and $1.9 million, respectively. As of December 31, 2011, total accrued interest and penalties were $5.5 million and $1.1 million respectively. As of December 31, 2010, total accrued interest and penalties were $5.6 million and $1.3 million respectively.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 (in millions):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Beginning balance of unrecognized tax benefits	$31.6	$39.3	$41.0
Additions for current year tax positions	5.5	4.3	4.6
Additions for prior year tax positions	2.0	1.1	0.6
Reductions for prior year tax positions	(0.9)	(2.3)	(1.2)
Reductions for audit settlements	(0.7)	(8.6)	(0.9)
Reductions for the expiration of statutes of limitation	(4.5)	(2.4)	(5.6)
Changes due to foreign currency translation adjustments	(0.6)	0.2	0.8

Ending balance of unrecognized tax benefits (excluding interest and penalties)	$32.4	$31.6	$39.3
Interest and penalties associated with unrecognized tax benefits	6.6	6.9	9.8

Ending balance of unrecognized tax benefits (including interest and penalties)	$39.0	$38.5	$49.1

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2011, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2007.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $26.1 million within the next twelve months. Of this possible decrease, $22.6 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.5 million would be due to the expiration of statute of limitations in various jurisdictions.

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

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at December 31, 2011, and December 31, 2010:

Fair Value Measurements at Reporting Date Using

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2011	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2010
		(In millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$4.4	$0.6
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.8	$2.3

		$5.2	$2.9

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$—	$0.8
Interest rate swaps	Accrued expenses	$5.1	$6.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$0.7	$3.0

		$5.8	$10.4

14.    Subsequent Events

On February 21, 2012, the Company announced that its board of directors approved a quarterly cash dividend of $0.30 per common share to shareholders of record as of March 7, 2012, payable on March 22, 2012.

HERBALIFE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.    Quarterly Information (Unaudited)

Quarterly net income, basic earnings per share, and diluted earnings per share presented in the table below reflect the change in accounting principle and stock split discussed in Note 2, Basis of Presentation.

	2011	2010
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$795.1	$618.6
Gross profit	632.3	478.2
Net income(1)(2)	88.0	51.8
Earnings per share
Basic(1)(2)	$0.74	$0.43
Diluted(1)(2)	$0.70	$0.41
Second Quarter Ended June 30
Net sales	$879.7	$688.8
Gross profit	708.6	552.2
Net income	111.2	82.2
Earnings per share
Basic	$0.93	$0.69
Diluted	$0.88	$0.65
Third Quarter Ended September 30
Net sales	$895.2	$688.4
Gross profit	719.9	555.2
Net income	108.0	78.9
Earnings per share
Basic	$0.92	$0.67
Diluted	$0.87	$0.63
Fourth Quarter Ended December 31
Net sales	$884.5	$738.4
Gross profit	713.7	589.8
Net income(3)	105.4	86.3
Earnings per share
Basic(3)	$0.91	$0.73
Diluted(3)	$0.86	$0.69

(1)	Net income, basic earnings per share and diluted earnings per share for the three months ended March 31, 2011, were previously reported as $87.6 million, $0.74 per share, and $0.71 per share, respectively, as adjusted for the stock split.

(2)	Net income, basic earnings per share and diluted earnings per share for the three months ended March 31, 2010, were not affected by the change in accounting principle noted above.

(3)	Net income, basic earnings per share and diluted earnings per share for the three months ended December 31, 2010, were previously reported as $81.0 million, $0.69 per share, and $0.65 per share, respectively, as adjusted for the stock split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN DESIMONE
John DeSimone Chief Financial Officer

Dated: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 21, 2012

/s/ JOHN DESIMONE John DeSimone	Chief Financial Officer (Principal Financial Officer)	February 21, 2012

/s/ BOSCO CHIU Bosco Chiu	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 21, 2012

/s/ LEROY T. BARNES, JR. Leroy T. Barnes, Jr.	Director	February 21, 2012

/s/ RICHARD P. BERMINGHAM Richard P. Bermingham	Director	February 21, 2012

/s/ CAROLE BLACK Carole Black	Director	February 21, 2012

/s/ PEDRO CARDOSO Pedro Cardoso	Director	February 21, 2012

/s/ MURRAY H. DASHE Murray H. Dashe	Director	February 21, 2012

/s/ JEFFREY T. DUNN Jeffrey T. Dunn	Director	February 21, 2012

/s/ MICHAEL J. LEVITT Michael J. Levitt	Director	February 21, 2012

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 21, 2012

/s/ JOHN TARTOL John Tartol	Director	February 21, 2012