Form 10-K/A
period 2011-12-31
HERBALIFE LTD.
filed 2012-04-11
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A of Herbalife Ltd. (the “Company”) for the fiscal year ended December 31, 2011 is being filed solely to furnish the XBRL exhibits noted in the Exhibit Index hereto as furnished, not filed, herewith, which were incomplete in the initial filing of the Company’s Annual Report on Form 10-K on February 21, 2012 (the “Original Filing”) due to an XBRL processing error. This amendment does not otherwise change or update the disclosure set forth in the Original Filing or otherwise reflect events occurring after the date thereof.

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d	)
4.1	Form of Share Certificate	(d	)
10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)
10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)
10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)
10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)
10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)
10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)
10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a	)
10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)
10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)
10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)
10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)
10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)
10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)
10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)
10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)
10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)
10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c	)
10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c	)
10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d	)
10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e	)
10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(m	)
10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(m	)
10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)
10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q	)
10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q	)
10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(q	)

Exhibit Number	Description	Reference
10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(q	)
10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(q	)
10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(q	)
10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(g	)
10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(g	)
10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(g	)
10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(g	)
10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g	)
10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g	)
10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(h	)
10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(i	)
10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i	)
10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i	)
10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i	)
10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(j	)
10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(k	)
10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(k	)
10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(l	)
10.45#	Severance Agreement by and between Desmond Walsh and Herbalife International of America, Inc., dated as of January 1, 2010.	(l	)
10.46#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m	)
10.47#	Amended and Restated Non-Management Directors Compensation Plan	(m	)
10.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(m	)
10.49#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(n	)
10.50#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(o	)
10.51#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(o	)
10.52#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(p	)
10.53#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(p	)
10.54	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q	)
10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(r	)
10.56#	Stock appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(s	)
21.1	Subsidiaries of the Registrant	*

Exhibit Number	Description	Reference
23.1	Consent of KPMG LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.INS	XBRL Instance Document	*	*
101.SCH	XBRL Taxonomy Extension Schema Document	*	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*	*
101.LAB	Taxonomy Extension Label Linkbase Document	*	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*	*

*	Previously filed.

**	Furnished, not filed, herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on June 1, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(i)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(k)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(l)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(n)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(q)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.

(r)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(s)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN DESIMONE
John DeSimone Chief Financial Officer

Dated: April 11, 2012