Form 10-Q
period 2012-03-31
HERBALIFE LTD.
filed 2012-04-30
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of April 25, 2012 was 116,843,013

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,861	$258,775
Receivables, net of allowance for doubtful accounts of $2,810 (2012) and $2,250 (2011)	106,647	89,660
Inventories	250,541	247,696
Prepaid expenses and other current assets	127,181	117,073
Deferred income taxes	54,754	55,615

Total current assets	844,984	768,819

Property, at cost, net of accumulated depreciation and amortization of $208,929 (2012) and $193,735 (2011)	201,380	193,703
Deferred compensation plan assets	23,063	20,511
Deferred financing costs, net	4,516	4,797
Other assets	41,381	41,125
Marketing related intangibles and other intangible assets, net	311,592	311,764
Goodwill	105,490	105,490

Total assets	$1,532,406	$1,446,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,591	$57,095
Royalty overrides	201,242	197,756
Accrued compensation	58,951	76,435
Accrued expenses	159,818	152,744
Current portion of long-term debt	3,733	1,542
Advance sales deposits	41,589	31,702
Income taxes payable	30,912	31,415

Total current liabilities	565,836	548,689

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	228,055	202,079
Deferred compensation plan liability	27,133	23,702
Deferred income taxes	68,953	72,348
Other non-current liabilities	37,665	39,203

Total liabilities	927,642	886,021

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 116.6 million (2012) and 115.8 million (2011) shares outstanding	117	116
Paid-in-capital in excess of par value	302,310	291,950
Accumulated other comprehensive loss	(28,312)	(37,809)
Retained earnings	330,649	305,931

Total shareholders’ equity	604,764	560,188

Total liabilities and shareholders’ equity	$1,532,406	$1,446,209

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands, except per share amounts)
Product sales	$821,646	$676,789
Shipping & handling revenues	142,529	118,307

Net sales	964,175	795,096
Cost of sales	196,144	162,793

Gross profit	768,031	632,303
Royalty overrides	317,533	264,377
Selling, general & administrative expenses	296,393	244,526

Operating income	154,105	123,400
Interest expense, net	1,373	2,648

Income before income taxes	152,732	120,752
Income taxes	44,570	32,733

NET INCOME	$108,162	$88,019

Earnings per share:
Basic	$0.93	$0.74
Diluted	$0.88	$0.70
Weighted average shares outstanding:
Basic	116,191	118,206
Diluted	122,373	125,625
Dividends declared per share	$0.30	$0.13

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
Net income	$108,162	$88,019
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes	11,219	14,942
Unrealized (loss) gain on derivatives, net of income taxes	(1,722)	269

Total other comprehensive income	9,497	15,211

Total comprehensive income	$117,659	$103,230

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,162	$88,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,590	18,562
Excess tax benefits from share-based payment arrangements	(20,675)	(6,343)
Share-based compensation expenses	7,227	5,604
Amortization of discount and deferred financing costs	286	149
Deferred income taxes	(597)	470
Unrealized foreign exchange transaction (gain) loss	(3,868)	1,383
Write-off of deferred financing costs	—	914
Other	391	751
Changes in operating assets and liabilities:
Receivables	(14,759)	(20,493)
Inventories	9,742	4,184
Prepaid expenses and other current assets	(4,029)	(13,582)
Other assets	(905)	(251)
Accounts payable	11,496	8,861
Royalty overrides	(2,302)	7,340
Accrued expenses and accrued compensation	(17,373)	(21,122)
Advance sales deposits	9,062	20,998
Income taxes	16,489	9,494
Deferred compensation plan liability	3,431	3,030

NET CASH PROVIDED BY OPERATING ACTIVITIES	120,368	107,968

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property	(24,691)	(28,325)
Proceeds from sale of property	15	2
Deferred compensation plan assets	(2,552)	(197)

NET CASH USED IN INVESTING ACTIVITIES	(27,228)	(28,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(35,172)	(14,819)
Borrowings from long-term debt	114,560	289,700
Principal payments on long-term debt	(86,402)	(284,924)
Deferred financing costs	—	(5,516)
Share repurchases	(72,942)	(8,965)
Excess tax benefits from share-based payment arrangements	20,675	6,343
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	7,128	1,689

NET CASH USED IN FINANCING ACTIVITIES	(52,153)	(16,492)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,099	7,260

NET CHANGE IN CASH AND CASH EQUIVALENTS	47,086	70,216
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	258,775	190,550

CASH AND CASH EQUIVALENTS, END OF PERIOD	$305,861	$260,766

CASH PAID DURING THE PERIOD
Interest paid	$2,477	$2,093

Income taxes paid	$29,958	$21,874

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global nutrition company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of March 31, 2012, the Company sold its products through a network of 2.8 million independent distributors. In China, the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2011 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. The Company’s unaudited condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2012, and for the three months ended March 31, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 10-K. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Venezuela

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. Effective January 1, 2012, additional laws were enacted that required companies to register with the Registry of Users of the System of Transactions with Securities in Foreign Currency, or RUSITME, prior to transacting with the SITME, the regulated system, which is controlled by the Central Bank of Venezuela. As an alternative exchange mechanism, the Company has participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where the Company effectively purchased bonds with its Bolivars and then sold the bonds for U.S. dollars. In other instances, the Company has also used alternative legal exchange mechanisms for currency exchanges.

During the three months ended March 31, 2012, the Company recognized $2.1 million of foreign exchange losses as a result of exchanging Bolivars to U.S. dollars using an alternative legal exchange mechanism that was approximately 40% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. As of March 31, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $34.0 million, and included approximately $40.8 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate. The Company continues to remeasure its Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. Although Venezuela is an important market in the Company’s South and Central America region, Herbalife Venezuela’s net sales represented less than 3% and 2% of the Company’s consolidated net sales for the three months ended March 31, 2012 and 2011, respectively, and its total assets represented less than 3% of the Company’s consolidated total assets as of both March 31, 2012 and December 31, 2011.

See the Company’s 2011 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale and the following are the major classes of inventory:

	March 31, 2012	December 31, 2011
	(In millions)
Raw materials	$22.1	$21.7
Work in process	2.2	2.5
Finished goods	226.2	223.5

Total	$250.5	$247.7

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(In millions)
Borrowings under the new senior secured revolving credit facility	$228.0	$202.0
Capital leases	1.0	1.4
Other debt	2.8	0.2

Total	231.8	203.6
Less: current portion	3.7	1.5

Long-term portion	$228.1	$202.1

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the New Credit Facility, with a syndicate of financial institutions as lenders and terminated its prior senior secured credit facility, or the Prior Credit Facility. The New Credit Facility has a five year maturity and expires on March 9, 2016. Based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the New Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.25% and 0.50% per annum on the unused portion of the New Credit Facility. The New Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the New Credit Facility represents the higher of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.

In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on the Company’s consolidated balance sheet and are being amortized over the term of the New Credit Facility. On March 31, 2012 and December 31, 2011, the weighted average interest rate for borrowings under the New Credit Facility was 1.72% and 1.89%, respectively.

The New Credit Facility requires the Company to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2012 and December 31, 2011, the Company was compliant with its debt covenants under the New Credit Facility. The fair value of the Company’s New Credit Facility approximated its carrying value as of March 31, 2012, due to its variable interest rate which reprices frequently and represents floating market rates. The fair value of the New Credit Facility is determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

During the three months ended March 31, 2012, the Company borrowed $112.0 million and paid a total of $86.0 million under the New Credit Facility. As of March 31, 2012 and December 31, 2011, the U.S. dollar amount outstanding under the New Credit Facility was $228.0 million and $202.0 million, respectively. There were no outstanding foreign currency borrowings as of both March 31, 2012 and December 31, 2011 under the New Credit Facility.

Interest expense was $2.9 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. Interest expense for the three months ended March 31, 2011 included a $0.9 million write-off of unamortized deferred financing costs resulting from the extinguishment of the Prior Credit Facility, as discussed above.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $90 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing. In December 2011, the Mexican Tax Administration commenced a tax audit of one of the Company’s Mexican subsidiaries for the period from January to September 2007. This tax audit is in the initial stages. Prior to the nullification of the assessment relating to the 2005 and 2006 years the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s New Credit Facility. These arrangements with the insurance companies remain in place in the event that the assessment is re-issued. The Company has not recognized a loss as the Company, based on its analysis and guidance from its advisors, does not believe a loss would be probable if the assessment is re-issued or if any additional assessment is issued. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued.

The Company received an assessment from the Spanish Tax Authority in an amount equivalent to approximately $4.3 million translated at the period ended spot rate, for withholding taxes, interest and penalties related to payments to Spanish distributors for the 2003-2004 period. The Company appealed the assessment to the National Appellate Court (Audiencia Nacional). The Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if additional assessments for other periods were to be issued. A decision in the case is anticipated in the first half of fiscal year 2012.

The Company received a tax assessment in September 2009, from the Federal Revenue Office of Brazil in an amount equivalent to approximately $4.7 million U.S. dollars translated at the period ended spot rate, related to withholding/contributions based on payments to the Company’s distributors during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received an order from a Rome Labor Court on March 1, 2012 to pay an amount equivalent to approximately $7.1 million U.S. dollars translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian distributors from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order. The Company believes it has meritorious defenses and has not recognized a loss as it does not believe that a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued. The hearing on this case is currently scheduled for July 12, 2012.

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

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its Lake Forest, California facility, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products by the Company to distributors and are categorized based on geographic location.

As of March 31, 2012, the Company sold products in 81 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$204.5	$162.2
Mexico	117.1	103.9
South Korea	93.1	62.1
Others	492.6	421.2

Total Primary Reporting Segment	907.3	749.4
China	56.9	45.7

Total Net Sales	$964.2	$795.1

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$95.4	$68.4
Mexico	43.9	40.4
South Korea	42.0	27.2
Others	218.1	191.6

Total Primary Reporting Segment	399.4	327.6
China	51.2	40.3

Total Contribution Margin	$450.6	$367.9

Selling, general and administrative expenses(2)	296.4	244.5
Interest expense, net	1.4	2.6

Income before income taxes	152.8	120.8
Income taxes	44.6	32.8

Net Income	$108.2	$88.0

Net sales by product line:
Weight Management	$601.8	$498.6
Targeted Nutrition	224.9	180.2
Energy, Sports and Fitness	48.1	35.5
Outer Nutrition	36.7	36.6
Literature, promotional and other(3)	52.7	44.2

Total Net Sales	$964.2	$795.1

Net sales by geographic region:
North America	$210.7	$167.0
Mexico	117.1	103.9
South and Central America	165.5	125.3
EMEA	154.0	153.9
Asia Pacific	260.0	199.3
China	56.9	45.7

Total Net Sales	$964.2	$795.1

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for a description of net sales, cost of sales and royalty overrides.

(2)	Compensation to China sales employees and service fees to China independent service providers totaling $25.8 million and $21.8 million for the three months ended March 31, 2012 and 2011, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of March 31, 2012 and December 31, 2011, total assets for the Company’s Primary Reporting Segment were $1,435.8 million and $1,357.4 million, respectively. Total assets for the China segment were $96.6 million and $88.8 million as of March 31, 2012 and December 31, 2011, respectively.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2011 10-K. During the three months ended March 31, 2012, the Company granted stock awards subject to continued service, consisting of stock appreciation rights, or SARs, with vesting terms fully described in the 2011 10-K. There were no stock options granted during the three months ended March 31, 2012 and 2011.

For the three months ended March 31, 2012 and 2011, share-based compensation expense amounted to $7.2 million and $5.6 million, respectively. As of March 31, 2012, the total unrecognized compensation cost related to all non-vested stock awards was $42.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years.

The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2012:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding at December 31, 2011(1)	11,169	$22.54	5.5 years	$332.8
Granted	20	$67.70
Exercised	(1,304)	$10.05
Forfeited	(14)	$37.29

Outstanding at March 31, 2012(1)	9,871	$24.26	5.7 years	$439.9

Exercisable at March 31, 2012(2)	5,726	$15.82	4.3 years	$303.5

(1)	Includes 1.5 million market condition SARs and 0.9 million market and performance condition SARs that were outstanding as of both March, 31, 2012 and December 31, 2011.

(2)	Includes 1.5 million market condition SARs that were outstanding and exercisable as of March 31, 2012.

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2012 and 2011 was $25.23 and $15.23, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2012 and 2011 was $69.6 million and $16.9 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2011	717.6	$12.25
Granted	—	$—
Vested	(301.9)	$9.52
Forfeited	(0.2)	$6.82

Outstanding and nonvested at March 31, 2012	415.5	$14.24

The total vesting date fair value of stock units which vested during the three months ended March 31, 2012 and 2011, was $18.5 million and $13.6 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of March 31, 2012, and December 31, 2011, the Company had $24.4 million and $20.6 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $44.6 million for the three months ended March 31, 2012, as compared to $32.7 million for the same period in 2011. The effective income tax rate was 29.2% for the three months ended March 31, 2012, as compared to 27.1% for the same period in 2011. The increase in the effective tax rate for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to lower net benefits from discrete events and the impact of changes in the geographic mix of the Company’s income.

As of March 31, 2012, the total amount of unrecognized tax benefits, including related interest and penalties was $39.3 million. If the total amount of unrecognized tax benefits was recognized, $32.2 million of unrecognized tax benefits, $5.3 million of interest and $1.3 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $25.2 million within the next twelve months. Of this possible decrease, $21.5 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.7 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s New Credit Facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at March 31, 2012, the maximum length of time over which the Company is hedging certain of these exposures is approximately one year and four months.

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

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At March 31, 2012 and December 31, 2011, the Company recorded the interest rate swaps as liabilities at their fair value of $4.5 million and $5.1 million, respectively.

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

As of March 31, 2012 and December 31, 2011, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $46.7 million and $64.4 million, respectively. At March 31, 2012, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party bank quotes. As of March 31, 2012, the Company recorded assets at fair value of $1.5 million and liabilities at fair value of $0.2 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2011, the Company recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2012 and December 31, 2011.

As of both March 31, 2012 and December 31, 2011, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than fifteen months, with the majority of freestanding derivatives expiring within one month. There were no foreign currency option contracts outstanding as of March 31, 2012 and December 31, 2011. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of March 31, 2012, where the Company had aggregate notional amounts of approximately $347.6 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended
	March 31, 2012	March 31, 2011
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.7)	$(1.9)
Interest rate swaps	$(0.4)	—

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2012 and 2011:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31, 2012	March 31, 2011
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	Selling, general and administrative expenses	$0.1	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(10.8)	$2.9

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2012 and 2011:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended
		March 31, 2012	March 31, 2011
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	—	$(0.2)
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$1.2	$(0.6)
Interest rate contracts	Interest expense, net	$(0.9)	$(0.9)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of March 31, 2012 and December 31, 2011.

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

On February 21, 2012, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $35.2 million that was paid to shareholders on March 22, 2012. The aggregate amount of dividends declared and paid during the three months ended March 31, 2012 and 2011, were $35.2 million and $14.8 million, respectively.

Share Repurchases

The Company has a $1 billion share repurchase program that expires on December 2014. The New Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded. During the three months ended March 31, 2012, the Company repurchased approximately 0.7 million of its common shares through open market purchases at an aggregate cost of approximately $50.0 million or an average cost of $67.24 per share. As of March 31, 2012, the remaining authorized capacity under the Company’s share repurchase program was approximately $427.9 million.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Weighted average shares used in basic computations	116,191	118,206
Dilutive effect of exercise of equity grants outstanding	6,022	7,177
Dilutive effect of warrants	160	242

Weighted average shares used in diluted computations	122,373	125,625

There were an aggregate of 1.8 million and 0.3 million of equity grants that were outstanding during the three months ended March 31, 2012 and 2011, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at March 31, 2012, and December 31, 2011:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at March 31, 2012	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2011
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$1.5	$4.4
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$1.1	$0.8

		$2.6	$5.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$0.2	—
Interest rate swaps	Accrued expenses	$4.5	$5.1
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$1.1	$0.7

		$5.8	$5.8

13. Subsequent Events

On April 30, 2012, the Company announced that its board of directors approved a cash dividend of $0.30 per common share, payable on May 30, 2012 to shareholders of record as of May 15, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global nutrition company that sells weight management, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of March 31, 2012, we sold our products through a network of 2.8 million independent distributors. In China, we currently sell our products through retail stores, sales representatives, sales officers and independent service providers. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 32-year operating history. As of March 31, 2012, we sold our products in 81 countries.

Our products are grouped in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition, along with literature and promotional items. Our products are often sold through a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the global obesity epidemic and the aging of the worldwide population, which are driving demand for nutrition and wellness-related products along with the global increase in under employment and unemployment which can affect the recruitment and retention of distributors seeking part time or full time income opportunities.

While we continue to monitor the current global financial crisis, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMO, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management also continues to monitor the Venezuelan market and especially the limited ability to repatriate cash.

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

	Three Months Ended March 31,
	2012	2011	% Change
	(Volume points in millions)
North America	298.4	243.0	22.8%
Mexico	191.4	164.5	16.4%
South & Central America	164.7	125.1	31.7%
EMEA	145.9	138.0	5.7%
Asia Pacific (excluding China)	273.8	198.7	37.8%
China	40.9	32.8	24.7%

Worldwide	1,115.1	902.1	23.6%

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

	Three Months Ended March 31,
	2012	2011	% Change
North America	62,532	52,549	19.0%
Mexico	52,674	42,480	24.0%
South & Central America	40,614	30,970	31.1%
EMEA	41,332	35,960	14.9%
Asia Pacific (excluding China)	55,706	40,510	37.5%
China	9,531	7,272	31.1%
Worldwide(1)	252,321	205,036	23.1%

(1)	Worldwide Average Active Sales Leaders may not equal the sum of the Average Active Sales Leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

Sales Leaders Statistics (Excluding China)	2012	2011
	(In thousands)
January 1 total sales leaders	501.3	434.2
January & February new sales leaders	34.8	28.9
Demoted sales leaders (did not re-qualify)	(151.3)	(144.8)
Other sales leaders (resigned, etc)	(0.8)	(0.8)

End of February total sales leaders	384.0	317.5

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2012	2011
	(In thousands)
Sales leaders needed to re-qualify	314.9	283.2
Demoted sales leaders (did not re-qualify)	(151.3)	(144.8)

Total re-qualified	163.6	138.4

Retention rate	52.0%	48.9%

The table below reflects the number of sales leaders as of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales Leaders Retention Rate
	2012	2011	2012	2011
North America	79,150	72,152	51.1%	48.6%
Mexico	67,959	54,526	59.2%	57.9%
South & Central America	65,653	50,288	55.7%	47.3%
EMEA	55,121	49,696	61.5%	58.6%
Asia Pacific (excluding China)	116,158	90,822	40.2%	38.4%

Total Sales Leaders	384,041	317,484	52.0%	48.9%
China	26,262	30,543

Worldwide Total Sales Leaders	410,303	348,027

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

The value of the average monthly purchase of Herbalife products by our sales leaders has remained relatively constant over time by market. Consequently, increases in our sales are driven primarily by our retention of sales leaders, our recruitment and retention of distributors and by our distributors’ increased adoption of daily consumption DMOs.

We provide distributors with products, support materials, training, special events and a competitive compensation program. If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for choosing the DMO or business methods that they intend to utilize to grow his or her business and personally pays for the sales activities related to attracting new customers and recruiting distributors by hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; by advertising Herbalife’s products; by purchasing and using promotional materials such as t-shirts, buttons and caps; by utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; by purchasing inventory for sale or use as samples; and by training, mentoring and following up (in person or via the phone or internet) with customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.

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

Royalty overrides are generally earned based on retail sales and provide potential earnings to distributors of up to 23% of retail sales or approximately 33% of our net sales. Royalty overrides are generally compensation to distributors for their services in managing the development, retention and improved productivity of their sales organizations and are paid to several levels of distributors on each sale. Due to restrictions on direct selling in China, our sales employees in China, prior to the transfer into independent service providers, were compensated with wages, bonuses and benefits and our independent service providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our traditional marketing program. Compensation to China sales employees, sales officers and independent service providers are included in selling, general and administrative expenses. Because of local country regulatory constraints, we may be required to modify our typical distributor incentive plans as described above. We also pay reduced royalty overrides with respect to certain products worldwide. Consequently, the total royalty override percentage may vary over time.

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

Summary Financial Results

Net sales for the three months ended March 31, 2012 increased 21.3% to $964.2 million as compared to $795.1 million for the same period in 2011. In local currency, net sales for the three months ended March 31, 2012 increased 24.3% as compared to the same period in 2011. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement as reflected by record 2012 sales leader retention and an increase in average active sales leaders; branding activities and increased distributor recruiting.

Net income for the three months ended March 31, 2012 increased 22.9% to $108.2 million, or $0.88 per diluted share, as compared to $88.0 million, or $0.70 per diluted share, for the same period in 2011. The increase for the three months ended March 31, 2012 was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business and higher income taxes.

Net income for the three months ended March 31, 2011 included a $0.9 million pre-tax ($0.7 million post-tax) additional interest expense from the write-off of unamortized deferred financing costs resulting from the debt refinancing arrangement in March 2011. See Note 4, Long Term Debt, to the Notes to Condensed Consolidated Financial Statements for further information on our debt refinancing.

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for the full year or future periods, which depend upon numerous factors, including our ability to recruit new distributors and retain existing distributors, open new markets, further penetrate existing markets, introduce new products and programs that will help our distributors increase their retail efforts and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2012	March 31, 2011
Operations:
Net sales	100.0%	100.0%
Cost of sales	20.3	20.5

Gross profit	79.7	79.5
Royalty overrides(1)	32.9	33.2
Selling, general and administrative expenses(1)	30.8	30.8

Operating income	16.0	15.5
Interest expense, net	0.2	0.3

Income before income taxes	15.8	15.2
Income taxes	4.6	4.1

Net income	11.2%	11.1%

(1)	Compensation to our China sales employees and service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America	$333.3	$(158.2)	$175.1	$35.6	$210.7	$265.8	$(127.0)	$138.8	$28.2	$167.0	26.2%
Mexico	189.3	(92.4)	96.9	20.2	117.1	168.0	(82.0)	86.0	17.9	103.9	12.7%
South & Central America	272.3	(130.1)	142.2	23.3	165.5	205.6	(98.2)	107.4	17.9	125.3	32.1%
EMEA	248.8	(120.0)	128.8	25.2	154.0	248.3	(119.4)	128.9	25.0	153.9	0.1%
Asia Pacific	406.1	(184.3)	221.8	38.2	260.0	314.3	(144.3)	170.0	29.3	199.3	30.5%
China	67.3	(10.4)	56.9	—	56.9	50.8	(5.1)	45.7	—	45.7	24.5%

Worldwide	$1,517.1	$(695.4)	$821.7	$142.5	$964.2	$1,252.8	$(576.0)	$676.8	$118.3	$795.1	21.3%

Changes in net sales are associated with sales leaders activity including recruiting, retention of our distributor force, retailing of our products, and the quality and completeness of our product offerings. Management’s role, both in-country and at the region and corporate level, is to provide distributors with a competitive and broad product line, encourage strong teamwork and distributor leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to incentivize distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the activity level of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number, activity, and productivity of distributors and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three months ended March 31, 2012 as compared to the same period in 2011, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

We anticipate that our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. In addition, new ideas and DMOs are being generated in many of our regional markets and are globalized where applicable, through the combined efforts of distributors, country management or regional and corporate management. While we support a number of different DMOs, one of the more popular DMOs is the daily consumption DMO. Under our traditional DMO, a distributor typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a distributor interacts with its customers on a more frequent basis which enables the distributor to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the distributor grow his or her business. Specific examples of DMOs include the Club concept, Premium Herbalife Opportunity Meetings, the Healthy Breakfast concept, and the Internet/Sampling and Weight Loss Challenge. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $210.7 million for the three months ended March 31, 2012. Net sales increased $43.7 million, or 26.2%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 26.2% for the three months ended March 31, 2012 as compared to the same period in 2011. The overall increase in net sales in the region during the period was a result of net sales growth in the U.S. of $42.3 million, or 26.1%, for the three months ended March 31, 2012 as compared to the same period in 2011.

In the U.S. we continue to see the success of our distributors converting their business focus toward the daily consumption DMO, especially the Nutrition Club and other daily consumption DMOs. The success of these DMOs has resulted in higher levels of distributor engagement and momentum as reflected by record sales leader retention of 51.0% in 2012 compared to 48.3% in 2011.

Average active sales leaders in the region increased 19.0% for the three months ended March 31, 2012 as compared to the same period in 2011. Average active sales leaders in the U.S. increased 18.9% for the three months ended March 31, 2012 as compared to the same period in 2011. Total sales leaders in the region increased 10.0 % as of March 31, 2012 compared to March 31, 2011.

In January 2012, the region hosted a U.S. Latin market Future President’s Team Retreat with over 900 attendees. The region also hosted Latin market Leadership Development Weekends in February with approximately 9,400 attendees.

In March 2012, Herbalife hosted its annual global Herbalife Summit event in Los Angeles, California where President Team members from around the world met and shared best practices, conducted leadership training and Herbalife management awarded distributors $52.3 million of Mark Hughes bonus payments related to 2011 performance.

Mexico

The Mexico region reported net sales of $117.1 million for the three months ended March 31, 2012. Net sales for the three months ended March 31, 2012 increased $13.2 million, or 12.7%, as compared to the same period in 2011. In local currency, net sales for the three months ended March 31, 2012 increased 21.2% as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact of $8.8 million on net sales for the three months ended March 31, 2012.

The growth in net sales is primarily the result of increased distributor engagement as well as the continued success of the Nutrition Club DMO as reflected by record 2012 sales leader retention of 59.2% compared to 57.9% in 2011. One of the recent growth drivers in Mexico has been the transition from home clubs to Commercial Clubs which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours. In addition, since the beginning of 2010 we have significantly expanded our distribution network and product access throughout the country.

Average active sales leaders in Mexico increased 24.0% for the three months ended March 31, 2012 as compared to the same period in 2011. Total sales leaders in Mexico increased 22.8% as of March 31, 2012, compared to March 31, 2011.

In January 2012, the region hosted a Future President’s Team Retreat and Future Millionaire’s Team Retreat in Cancun, Mexico with approximately 600 and 1,525 attendees, respectively.

South and Central America

The South and Central America region reported net sales of $165.5 million for the three months ended March 31, 2012. Net sales increased $40.2 million, or 32.1%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 35.7% for the three months ended March 31, 2012 as compared to the same period in 2011. The fluctuation of foreign currency rates had a $4.6 million unfavorable impact on net sales for the three months ended March 31, 2012. The increase in net sales for the three months ended March 31, 2012 was due to net sales increases in substantially all of the countries in the region led by Brazil and Venezuela. This growth was primarily driven by the adoption and expansion of the Nutrition Club and other daily consumption DMOs throughout the region.

In Brazil, the region’s largest market, net sales increased $13.0 million, or 18.3%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 25.2% for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in local currency net sales was primarily the result of the successful ongoing adoption of Nutrition Clubs and other daily consumption DMOs. We also had price increases of approximately 5% and 5.5% in July 2011 and March 2012, respectively, which contributed to the increased sales. The fluctuation of foreign currency rates had a $4.9 million unfavorable impact on net sales in Brazil for the three months ended March 31, 2012. Sales leader retention in 2012 was a record 50.3% compared to 46.7% in 2011.

Venezuela, the region’s second largest market, experienced a net sales increase of $12.8 million, or 110.7%, for the three months ended March 31, 2012, respectively, as compared to the same period in 2011. The sales growth during the period was primarily due to increased distributor engagement and growth in the Nutrition Club DMO. We also had price increases of 10%, 4.5%, and 9.5% in February 2011, August 2011, and January 2012, respectively, which contributed to the increase in sales. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela. Sales leader retention in 2012 was 55.8% compared to 42.0% in 2011.

Average active sales leaders in the region increased 31.1% for the three months ended March 31, 2012 as compared to the same period in 2011. Total sales leaders in the region increased 29.0% as of March 31, 2012 compared to March 31, 2011.

In February, the region hosted two Extravaganzas in Panama City, Panama and Santiago, Chile with 8,700 and 9,000 attendees, respectively.

EMEA

The EMEA region reported net sales of $154.0 million for the three months ended March 31, 2012. Net sales were relatively flat for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 4.6% for the three months ended March 31, 2012 as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $7.0 million for the three months ended March 31, 2012.

Net sales in Italy, our largest market in the region, decreased $5.2 million, or 16.5%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales decreased 12.9% for the three months ended March 31, 2012 as compared to the same period in 2011. Sales leader retention for 2012 was 57.1% compared to 58.8% in 2011.

Net sales in Russia, our second largest market in the region, increased $3.8 million, or 20.7%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 24.3% for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club. Sales leader retention for 2012 was a record 76.8% compared to 69.6% in 2011.

Net sales in Spain, our third largest market in the region, increased $0.6 million, or 5.4%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales in Spain increased 9.9% for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment which was aided by our sponsorship of FC Barcelona. Sales leader retention for 2012 was a record 68.9% compared to 65.5% in 2011.

Average active sales leaders in the region increased 14.9% for the three months ended March 31, 2012 as compared to the same period in 2011. Total sales leaders in the region increased 9.3% as of March 31, 2012 compared to March 31, 2011.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $260.0 million for the three months ended March 31, 2012. Net sales increased $60.7 million, or 30.5%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 33.5% for the three months ended March 31, 2012 as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact of $6.0 million on net sales for the three months ended March 31, 2012. The increase in net sales for the three months ended March 31, 2012 reflected broad-based growth across the region, especially in South Korea, Indonesia, Malaysia and India, partially offset by a decrease in Taiwan.

Net sales in South Korea, our largest market in the region, increased $31.0 million, or 50.0%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 51.4% for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club and other daily consumption DMOs along with the Mega and Premium Herbalife Opportunity Meetings. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.9 million for the three months ended March 31, 2012 as compared to the same period in 2011. Sales leader retention in 2012 was 36.3% compared to 38.1% in 2011.

Net sales in India, our second largest market in the region, increased $8.6 million, or 32.2%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 46.7% for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in net sales for the three months ended March 31, 2012 was primarily driven by the increase product access, successful adoption of the daily consumption DMO especially the Nutrition Club and other daily consumption DMOs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $3.9 million for the three months ended March 31, 2012 as compared to the same period in 2011. Sales leader retention in 2012 was a record 34.6% compared to 32.9% in 2011.

Net sales in Taiwan, our third largest market in the region, decreased $3.8 million, or 9.9%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales decreased 8.7% for the three months ended March 31, 2012 as compared to the same period in 2011. The decline in net sales was mainly due to strategic actions taken to address certain distributor business training practices around Nutrition Clubs, resulting in the closure of a significant number of clubs. We believe these actions create a stable platform for future growth. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. Sales leader retention in 2012 was 44.1% compared to 41.0% in 2011.

Net sales in Malaysia, our fourth largest market in the region, increased $8.7 million, or 46.3%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 46.9% for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in net sales was primarily driven by the continued success of the Road Show DMO and Mega Herbalife Opportunity Meetings which generated positive distributor momentum, increased recruiting and increased activity in Nutrition Clubs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.1 million for the three months ended March 31, 2012 as compared to the same period in 2011. Sales leader retention in 2012 was 42.9% compared to 32.6% in 2011.

Average active sales leaders in the region increased 37.5% for the three months ended March 31, 2012 as compared to the same period in 2011. Total sales leaders in the region increased 28.0% as of March 31, 2012 compared to March 31, 2011.

The region hosted a series of Spectaculars in eight countries with approximately 43,000 attendees.

China

Net sales in China were $56.9 million for the three months ended March 31, 2012. Net sales increased $11.2 million, or 24.5%, for the three months ended March 31, 2012 as compared to the same period in 2011. In local currency, net sales increased 19.4% for the three months ended March 31, 2012 as compared to the same period in 2011. The fluctuation of foreign currency rates had a favorable impact of $2.4 million on net sales for the three months ended March 31, 2012.

The current focus in China is to expand the Nutrition Club DMO to enhance the emphasis on daily consumption DMOs. We believe that the Nutrition Club concept is slowly starting to gain traction. While we believe the Nutrition Club DMO has tremendous potential to expand throughout China and achieve success similar to South Korea, we also realize that this process will most likely build gradually over the next few years. Our first quarter results are a good indication that this process is beginning to see the results we have been expecting.

Average active sales leaders in China increased 31.1% for the three months ended March 31, 2012 as compared to the same period in 2011. Total sales leaders in China decreased 11.6% as of March 31, 2012 compared to March 31, 2011. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

As of March 31, 2012, we had direct-selling licenses in 16 provinces and we were operating 68 retail stores in 29 provinces in China. The 16 provinces in which we now have direct-selling licenses represent an addressable population of approximately 844 million. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended March 31,
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$971.7	$(461.1)	$510.6	$91.2	$601.8	$806.1	$(383.7)	$422.4	$76.2	$498.6	20.7%
Targeted Nutrition	363.0	(172.2)	190.8	34.1	224.9	291.5	(138.8)	152.7	27.5	180.2	24.8%
Energy, Sports and Fitness	77.7	(36.9)	40.8	7.3	48.1	57.5	(27.4)	30.1	5.4	35.5	35.5%
Outer Nutrition	59.2	(28.1)	31.1	5.6	36.7	59.1	(28.1)	31.0	5.6	36.6	0.3%
Literature, Promotional and Other	45.5	2.9	48.4	4.3	52.7	38.6	2.0	40.6	3.6	44.2	19.2%

Total	$1,517.1	$(695.4)	$821.7	$142.5	$964.2	$1,252.8	$(576.0)	$676.8	$118.3	$795.1	21.3%

Net sales for all product categories increased for the three months ended March 31, 2012 as compared to the same period in 2011, except for Outer Nutrition which was relatively flat. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $768.0 million for the three months ended March 31, 2012, as compared to $632.3 million for the same period in 2011. As a percentage of net sales, gross profit for the three months ended March 31, 2012 increased to 79.7% as compared to 79.5% for the same period in 2011, or a favorable net increase of 20 basis points. The 20 basis point increase for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to favorable impact from price increases and net sourcing savings offset by unfavorable impacts from country mix and inventory write-downs.

Royalty Overrides

Royalty overrides were $317.5 million for the three months ended March 31, 2012, as compared to $264.4 million for the same period in 2011. Royalty overrides as a percentage of net sales was 32.9% for the three months ended March 31, 2012, as compared to 33.2% for the same period in 2011. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our sales employees, sales officers and independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $296.4 million for the three months ended March 31, 2012, as compared to $244.5 million for the same period in 2011. Selling, general and administrative expenses as a percentage of net sales were 30.8% for both the three months ended March 31, 2012 and 2011.

The increase in selling, general and administrative expenses for the three months ended March 31, 2012 included $16.4 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses including $7.3 million in higher distributor promotion and event costs, $4.0 million in higher expenses related to China independent service providers, and $4.4 million in higher non-income tax expenses such as value added tax and other miscellaneous taxes; and $7.1 million in higher foreign exchange loss.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
Net Interest Expense	March 31, 2012	March 31, 2011
	(Dollars in millions)
Interest expense	$2.9	$3.3
Interest income	(1.5)	(0.7)

Net interest expense	$1.4	$2.6

The decrease in net interest expense for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily due to higher interest income related to higher outstanding cash and cash equivalents as of March 31, 2012 as compared to March 31, 2011. In addition, interest expense for the three months ended March 31, 2011 included the write-off of deferred financing costs related to the extinguishment of our prior senior secured credit facility, or the Prior Credit Facility.

Income Taxes

Income taxes were $44.6 million for the three months ended March 31, 2012, as compared to $32.7 million for the same period in 2011. The effective income tax rate was 29.2% for the three months ended March 31, 2012, as compared to 27.1% for the same period in 2011. The increase in the effective tax rate for the three months ended March 31, 2012, as compared to the same period in 2011, was primarily due to lower net benefits from discrete events and the impact of changes in the geographic mix of the Company’s income.

Subsequent Events

On April 30, 2012, we announced that our board of directors approved a cash dividend of $0.30 per common share, payable on May 30, 2012 to shareholders of record as of May 15, 2012.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, as discussed below there are foreign currency restrictions in Venezuela. As noted above, we have historically met our funding needs utilizing cash flow from operating activities and we believe we will have sufficient resources to meet debt service obligations in a timely manner. Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $1.4 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are purely variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain a revolving credit facility, executed on March 9, 2011, which had $466.3 million of undrawn capacity as of March 31, 2012. In addition, as of March 31, 2012, we also had a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating foreign locations to withdraw cash from this financial institution based upon our aggregate cash deposits held by certain of our participating locations who participate in the cash pooling arrangement. This cash pooling arrangement generally allows us to withdraw amounts to the extent aggregate cash deposits held by our participating locations are available at the financial institution. We owed approximately $2.6 million to this financial institution under the pooling arrangement as of March 31, 2012.

For the three months ended March 31, 2012, we generated $120.4 million of operating cash flow, as compared to $108.0 million for the same period in 2011. The increase in cash generated from operations was primarily due to an increase in operating income of $30.7 million driven by a 21.3% growth in net sales for the three months ended March 31, 2012 as compared to the same period in 2011.

Capital expenditures, including capital leases, for the three months ended March 31, 2012 and 2011 were $24.9 million and $28.3 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $110 million to $120 million for the full year of 2012.

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

In March 2011, we used $196.0 million in U.S. dollar borrowings under the New Credit Facility to repay all amounts outstanding under the Prior Credit Facility. We incurred approximately $5.7 million of debt issuance costs in connection with the New Credit Facility. These debt issuance costs were recorded as deferred financing costs on our condensed consolidated balance sheet and are being amortized over the term of the New Credit Facility. On March 31, 2012 and December 31, 2011, the weighted average interest rate for borrowings under the New Credit Facility was 1.72% and 1.89%, respectively.

The New Credit Facility requires us to comply with a leverage ratio and an interest coverage ratio. In addition, the New Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2012, we were in compliance with these covenants.

During the three months ended March 31, 2012, we borrowed $112.0 million and paid a total of $86.0 million under the New Credit Facility.

During the three months ended March 31, 2012, we extended our sponsorship agreement with the LA Galaxy through 2022. As of March 31, 2012, our total outstanding contractual obligations relating to the LA Galaxy for the year 2012 is expected to be $4.8 million, and for the years 2013 through 2022, are expected to be approximately $4.4 million each year, approximating $44 million in total over the ten year period.

Off-Balance Sheet Arrangements

At March 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On February 21, 2012, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $35.2 million that was paid to shareholders on March 22, 2012. The aggregate amount of dividends declared and paid during the three months ended March 31, 2012 and 2011, were $35.2 million and $14.8 million, respectively.

Share Repurchases

We have a $1 billion share repurchase program that expires on December 2014. The New Credit Facility permits repurchases of common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the New Credit Facility is not exceeded. During the three months ended March 31, 2012, we repurchased approximately 0.7 million of our common shares through open market purchases at an aggregate cost of approximately $50.0 million or an average cost of $67.24 per share. As of March 31, 2012, the remaining authorized capacity under our share repurchase program was approximately $427.9 million.

Working Capital and Operating Activities

As of March 31, 2012 and December 31, 2011, we had positive working capital of $279.1 million, and $220.1 million, respectively, or an increase of $59.0 million. This increase was primarily related to the increase in our cash and cash equivalents, increase in our receivables and the decrease in our accrued compensation, partially offset by the increase to our accounts payables. The increase in receivables primarily relates to increases in receivables from credit card companies due to the sales growth of our business.

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

Venezuela

Currency Restrictions

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. Effective January 1, 2012, additional laws were enacted that required companies to register with the Registry of Users of the System of Transactions with Securities in Foreign Currency, or RUSITME, prior to transacting with the SITME, the regulated system, which is controlled by the Central Bank of Venezuela. As an alternative exchange mechanism, we have participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we have also used alternative legal exchange mechanisms for currency exchanges.

During the three months ended March 31, 2012, we recognized $2.1 million of foreign exchange losses as a result of exchanging Bolivars to U.S. dollars using an alternative legal exchange mechanism that was approximately 40% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. As of March 31, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $34.0 million, and included approximately $40.8 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate. We continue to remeasure our Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on our consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that we could ultimately realize.

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

We plan to utilize the SITME market and CADIVI rate to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed above, these alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the SITME rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the SITME rate or using unfavorable alternative legal exchange mechanisms to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 40% less favorable than the current 5.3 SITME rate and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of Mach 31, 2012, our $40.8 million Bolivar denominated cash and cash equivalents as of March 31, 2012 would be reduced by $16.5 million and result in a corresponding foreign exchange loss to our operating profit. Our ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented less than 3% and 2% of our consolidated net sales for the three months ended March 31, 2012 and 2011, respectively, and its total assets represented less than 3% of our consolidated total assets as of both March 31, 2012 and December 31, 2011.

See the 2011 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

See Note 5, Contingencies, to the Notes to Condensed Consolidated Financial Statements for information on our contingencies as of March 31, 2012.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of March 31, 2012, we sold products in 81 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.3% and 0.4% of retail sales for the three months ended March 31, 2012 and 2011, respectively.

We adjust our inventories to lower of cost or market based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $21.4 million and $17.6 million to present them at their lower of cost or market in our consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.

Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As discussed below, for goodwill impairment testing, we have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. Currently, we do not use this qualitative assessment option but we could in the future elect to use this option. For our marketing related intangible assets this qualitative option is currently unavailable and a quantitative assessment is currently preformed by using a discounted cash flow model, which is also known as the income approach. We use the income approach to determine the fair value of our marketing related intangible assets in order to confirm there is no impairment required.

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of March 31, 2012 and December 31, 2011, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million for both periods. No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2012 and 2011.

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

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. Foreign exchange average rate option contracts are also used to mitigate the impact of foreign currency rate fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the operating results of our subsidiaries. The fair value of forward and option contracts are based on third-party bank quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory purchases and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to sell Euros in exchange for U.S. dollars at specified contract rates. As of March 31, 2012 and December 31, 2011, the aggregate notional amounts of these contracts outstanding were approximately $46.7 million and $64.4 million, respectively. At March 31, 2012, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory purchases, the forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2012, we recorded assets at fair value of $1.5 million and liabilities at fair value of $0.2 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2011, we recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three months ended March 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2012 and December 31, 2011.

As of both March 31, 2012 and December 31, 2011, the majority of our outstanding foreign currency forward contracts had maturity dates of less than fifteen months with the majority of freestanding derivatives expiring within one month. There were no foreign currency option contracts outstanding as of March 31, 2012 and December 31, 2011.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At March 31, 2012
Buy ARS sell USD	4.41	$2.0	$—
Buy CLP sell EUR	650.00	$0.3	$—
Buy CNY sell USD	6.33	$2.0	$—
Buy EUR sell ARS	5.83	$5.2	$0.1
Buy EUR sell CLP	644.00	$0.8	$—
Buy EUR sell CRC	683.30	$0.6	$—
Buy EUR sell GBP	0.84	$4.3	$—
Buy EUR sell HKD	10.27	$1.1	$—
Buy EUR sell IDR	12,194.69	$1.9	$—
Buy EUR sell MXN	17.09	$1.9	$—
Buy EUR sell MYR	4.08	$4.4	$—
Buy EUR sell RUB	38.82	$0.8	$—
Buy EUR sell SGD	1.67	$0.6	$—
Buy EUR sell USD	1.32	$63.9	$0.5
Buy EUR sell ZAR	10.27	$0.6	$—
Buy JPY sell USD	82.27	$6.6	$—
Buy KRW sell USD	1,140.78	$30.0	$0.2
Buy MYR sell EUR	4.10	$0.8	$—
Buy MYR sell USD	3.09	$19.6	$0.1
Buy PEN sell USD	2.67	$7.0	$—
Buy USD sell COP	1,768.76	$5.7	$0.1
Buy USD sell EUR	1.35	$86.3	$1.1
Buy USD sell GBP	1.58	$12.6	$(0.2)
Buy USD sell INR	51.93	$0.4	$—
Buy USD sell KRW	1,142.32	$54.5	$(0.5)
Buy USD sell MXN	12.96	$27.7	$(0.1)
Buy USD sell PHP	43.14	$2.9	$—
Buy USD sell RUB	29.45	$2.0	$—
Buy USD sell SGD	1.26	$0.3	$—
Buy USD sell ZAR	7.68	$0.8	$—

Total forward contracts		$347.6	$1.3

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2012 and December 31, 2011, the total amount of our foreign subsidiary cash was $301.9 million and $246.0 million, respectively, of which $8.4 million and $9.2 million, respectively, was invested in U.S. dollars.

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of March 31, 2012, $228.0 million of borrowings under the New Credit Facility was expected to mature and expire on March 9, 2016. The fair value of our New Credit Facility approximates its carrying value of $228.0 million as of March 31, 2012. The fair value of our New Credit Facility approximated its carrying value of $202.0 million as of December 31, 2011. The New Credit Facility bears a variable interest rate, and on March 31, 2012 and December 31, 2011, the weighted average interest rate of the New Credit Facility was 1.72% and 1.89%, respectively.

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

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three months ended March 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party bank quotes. At March 31, 2012 and December 31, 2011, we recorded the interest rate swaps as liabilities at their fair value of $4.5 million and $5.1 million, respectively.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We distribute our products exclusively through approximately 2.8 million independent distributors, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our approximately 2.8 million independent distributors, we had approximately 432,000 sales leaders as of March 31, 2012. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

Adverse publicity concerning any actual or purported failure of our Company or our independent distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain distributors, which would negatively impact our ability to generate revenue. We cannot ensure that all of our independent distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

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

The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service will be required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife has revised its marketing materials to be compliant with the revised Guides. However, it is possible that our use, and that of our independent distributors, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity, will be significantly impacted and therefore might negatively impact our sales.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment. The Company believes the trial court’s judgment is flawed legally and factually and on March 8, 2012 filed an appeal of the judgment with the Court of Appeal of Brussels. A preliminary hearing was held on April 2, 2012. We believe that we have a meritorious basis to appeal this judgment. Nonetheless, the Company is exploring various relatively minor clarifications and changes to ensure compliance with the trial court’s decision pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

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

The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and certain of our top selling products which are produced in our manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of this manufacturing facility to produce additional products for our North America and international markets. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. While we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $90 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration filed a response which was received by the Company in April, 2012. The response challenged the assertions that the Company made in its August 2011 filing. In December 2011, the Mexican Tax Administration commenced a tax audit of one of the Company’s Mexican subsidiaries for the period from January to September 2007. This tax audit is in the initial stages.

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

Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our distributors. For example, in Spain, Brazil and Italy, the Company received tax assessments from the authorities for withholding taxes, social contributions, and related items in connection with payments made to distributors in those countries in prior periods. The Company has appealed the assessments and believes it has meritorious defenses in these instances. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our products consist of vitamins, minerals and botanicals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $10 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

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

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On February 24, 2012, 490,000 warrants to purchase common shares were exercised at an exercise price of $7.75 per common share. The holder of the warrants elected to use a cashless exercise feature of the warrants resulting in a net issuance of 430,021 common shares. The issuance was exempt from registration under Securities Act of 1933, as amended, in reliance on Section 4(2) as a transaction by an issuer not involving any public offering. No general solicitation or advertising was involved.

(b)	None.

(c)	On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for the Company to repurchase up to $300 million of Herbalife common shares during the next two years, at such times and prices as determined by the Company’s management. On May 3, 2010, the Company’s board of directors approved an increase to the share repurchase authorization from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of the share repurchase program from April 2011 to December 2014. The following is a summary of our repurchases of common shares during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	—	—	—	$477,868,180
February 1 — February 29	—	—	—	$477,868,180
March 1 — March 31	743,300	$67.24	743,300	$427,889,319

	743,300	$67.24	743,300	$427,889,319

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1	Form of Share Certificate	(d)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

Exhibit Number	Description	Reference

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(m)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(m)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(q)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(q)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(q)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(q)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(g)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(g)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(g)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(g)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(h)

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(i)

10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i)

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i)

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(i)

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(j)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(k)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(k)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(l)

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(o)

10.46#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(o)

10.47#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m)

10.48#	Amended and Restated Non-Management Directors Compensation Plan	(m)

10.49#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(m)

10.50#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(n)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(p)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(p)

Exhibit Number	Description	Reference

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q)

10.54#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(r)

10.55#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(s)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*	Filed herewith.
**	Furnished, not filed, herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on June 1, 2007 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.
(i)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(k)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(l)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(n)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(q)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(r)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(s)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and subsequently amended on August 24, 2011 as an Exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN DESIMONE
John DeSimone
Chief Financial Officer

Dated: April 30, 2012