Form 10-Q
period 2012-09-30
HERBALIFE LTD.
filed 2012-10-29
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of registrant’s common shares outstanding as of October 24, 2012 was 108,001,495

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

HERBALIFE LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(In thousands, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$321,722	$258,775
Receivables, net of allowance for doubtful accounts of $2,029 (2012) and $2,250 (2011)	114,161	89,660
Inventories	313,581	247,696
Prepaid expenses and other current assets	124,095	117,073
Deferred income taxes	51,628	55,615

Total current assets	925,187	768,819

Property, at cost, net of accumulated depreciation and amortization of $242,693 (2012) and $193,735 (2011)	198,562	193,703
Deferred compensation plan assets	23,977	20,511
Deferred financing costs, net	8,121	4,797
Other assets	45,477	41,125
Marketing related intangibles and other intangible assets, net	311,283	311,764
Goodwill	105,490	105,490

Total assets	$1,618,097	$1,446,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80,119	$57,095
Royalty overrides	223,839	197,756
Accrued compensation	87,493	76,435
Accrued expenses	169,722	152,744
Current portion of long-term debt	50,384	1,542
Advance sales deposits	38,890	31,702
Income taxes payable	13,501	31,415

Total current liabilities	663,948	548,689

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	450,053	202,079
Deferred compensation plan liability	28,717	23,702
Deferred income taxes	62,808	72,348
Other non-current liabilities	41,166	39,203

Total liabilities	1,246,692	886,021

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 107.9 million (2012) and 115.8 million (2011) shares outstanding	108	116
Paid-in-capital in excess of par value	297,879	291,950
Accumulated other comprehensive loss	(36,625)	(37,809)
Retained earnings	110,043	305,931

Total shareholders’ equity	371,405	560,188

Total liabilities and shareholders’ equity	$1,618,097	$1,446,209

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands, except per share amounts)
Product sales	$869,542	$763,272	$2,574,256	$2,190,153
Shipping & handling revenues	147,345	131,946	438,754	379,815

Net sales	1,016,887	895,218	3,013,010	2,569,968
Cost of sales	201,597	175,308	601,478	509,124

Gross profit	815,290	719,910	2,411,532	2,060,844
Royalty overrides	330,247	290,842	982,975	844,451
Selling, general & administrative expenses	324,200	277,721	926,903	788,472

Operating income	160,843	151,347	501,654	427,921
Interest expense, net	3,546	345	8,088	3,848

Income before income taxes	157,297	151,002	493,566	424,073
Income taxes	39,518	42,980	134,257	116,852

NET INCOME	$117,779	$108,022	$359,309	$307,221

Earnings per share:
Basic	$1.08	$0.92	$3.16	$2.60
Diluted	$1.04	$0.87	$3.01	$2.44
Weighted average shares outstanding:
Basic	108,816	116,975	113,838	118,059
Diluted	113,646	124,275	119,376	125,889
Dividends declared per share	$0.30	$0.20	$0.90	$0.53

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In thousands)
Net income	$117,779	$108,022	$359,309	$307,221
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes	9,113	(32,740)	5,189	(12,542)
Unrealized (loss) gain on derivatives, net of income taxes	(2,811)	3,644	(4,005)	3,815

Total other comprehensive income (loss)	6,302	(29,096)	1,184	(8,727)

Total comprehensive income	$124,081	$78,926	$360,493	$298,494

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$359,309	$307,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,402	54,440
Excess tax benefits from share-based payment arrangements	(28,073)	(24,030)
Share-based compensation expenses	20,850	17,244
Amortization of discount and deferred financing costs	1,135	721
Deferred income taxes	(9,246)	(7,000)
Unrealized foreign exchange transaction (gain) loss	(3,529)	8,324
Write-off of deferred financing costs	—	914
Other	172	1,383
Changes in operating assets and liabilities:
Receivables	(26,444)	(31,834)
Inventories	(58,705)	(51,649)
Prepaid expenses and other current assets	(7,977)	(3,733)
Other assets	(3,098)	(4,742)
Accounts payable	22,674	19,484
Royalty overrides	22,432	33,851
Accrued expenses and accrued compensation	20,028	7,579
Advance sales deposits	7,384	27,416
Income taxes	22,561	35,914
Deferred compensation plan liability	5,015	2,123

NET CASH PROVIDED BY OPERATING ACTIVITIES	399,890	393,626

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(59,229)	(61,514)
Proceeds from sale of property, plant and equipment	243	213
Deferred compensation plan assets	(3,466)	(527)

NET CASH USED IN INVESTING ACTIVITIES	(62,452)	(61,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(102,687)	(62,177)
Borrowings from long-term debt	1,387,557	791,700
Principal payments on long-term debt	(1,090,748)	(747,896)
Deferred financing costs	(4,460)	(5,728)
Share repurchases	(506,331)	(268,795)
Excess tax benefits from share-based payment arrangements	28,073	24,030
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	10,819	15,947

NET CASH USED IN FINANCING ACTIVITIES	(277,777)	(252,919)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,286	(7,908)

NET CHANGE IN CASH AND CASH EQUIVALENTS	62,947	70,971
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	258,775	190,550

CASH AND CASH EQUIVALENTS, END OF PERIOD	$321,722	$261,521

CASH PAID DURING THE PERIOD
Interest paid	$10,263	$6,457

Income taxes paid	$123,063	$88,079

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of September 30, 2012, the Company sold its products to and through a network of 3.1 million independent distributors, which included 0.2 million in China. In China, the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2011 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP. The Company’s unaudited condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 10-K. Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements, as it is intended to simplify the impairment assessment for indefinite-lived intangible assets.

Venezuela

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. Effective January 1, 2012, additional laws were enacted that required companies to register with the Registry of Users of the System of Transactions with Securities in Foreign Currency, or RUSITME, prior to transacting with the SITME, the regulated system, which is controlled by the Central Bank of Venezuela. As an alternative exchange mechanism, the Company has participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A., or PDVSA, a Venezuelan state-owned petroleum company, where the Company effectively purchased bonds with its Bolivars and then sold the bonds for U.S. dollars. In other instances, the Company has also used other alternative legal exchange mechanisms for currency exchanges.

During the nine months ended September 30, 2012, the Company recognized $4.1 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 41% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. During the nine months ended September 30, 2012, the Company has exchanged 53.9 million Bolivars for $6.0 million U.S. dollars using these alternative legal exchange mechanisms. The Company did not exchange Bolivars for U.S. dollars using these alternative legal exchange mechanisms during the three months ended September 30, 2012. As of September 30, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $69.0 million, and included approximately $71.6 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate. The Company continues to remeasure its Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the published SITME rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions under SITME, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Although Venezuela is an important market in the Company’s South and Central America region, Herbalife Venezuela’s net sales represented approximately 3% and 2% of the Company’s consolidated net sales for the nine months ended September 30, 2012 and 2011, respectively, and its total assets represented approximately 6% and 3% of the Company’s consolidated total assets as of September 30, 2012 and December 31, 2011, respectively.

See the Company’s 2011 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale and the following are the major classes of inventory:

	September 30, 2012	December 31, 2011
	(In millions)
Raw materials	$20.6	$21.7
Work in process	1.9	2.5
Finished goods	291.1	223.5

Total	$313.6	$247.7

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(In millions)
Borrowings under the senior secured credit facility	$500.0	$202.0
Capital leases	0.2	1.4
Other debt	0.2	0.2

Total	500.4	203.6
Less: current portion	50.4	1.5

Long-term portion	$450.0	$202.1

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

On July 26, 2012, the Company amended the Credit Facility to include a $500.0 million term loan with a syndicate of financial institutions as lenders, or the Term Loan. The Term Loan is a part of the Credit Facility and is in addition to the Company’s current revolving credit facility. The Term Loan matures on March 9, 2016. The Company will make regular scheduled payments for the Term Loan consisting of both principal and interest components. Based on the Company’s consolidated leverage ratio, the Term Loan bears interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50% which are the same terms as the Company’s revolving credit facility.

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on the Company’s condensed consolidated balance sheet and will be amortized over the life of the Term Loan. On September 30, 2012 and December 31, 2011, the weighted average interest rate for borrowings under the Credit Facility, which included borrowings under the Term Loan as of September 30, 2012, was 1.97% and 1.89%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2012 and December 31, 2011, the Company was compliant with its debt covenants under the Credit Facility. The fair value of the Company’s Credit Facility, including the Term Loan, approximated its carrying value as of September 30, 2012, due to its variable interest rate which reprices frequently and represents floating market rates. The fair value of the Credit Facility is determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

During the three months ended March 31, 2012, the Company borrowed $112.0 million and paid a total of $86.0 million under the Credit Facility. During the three months ended June 30, 2012, the Company borrowed $692.0 million primarily to finance the share repurchase agreement described in Note 10, Shareholders’ Equity, and paid a total of $365.0 million under the Credit Facility. During the three months ended September 30, 2012, the Company borrowed $581.0 million and paid a total of $636.0 million under the Credit Facility primarily due to the addition of the Term Loan. As of September 30, 2012 and December 31, 2011, the U.S. dollar amount outstanding under the Credit Facility was $500.0 million and $202.0 million, respectively. There were no outstanding foreign currency borrowings as of September 30, 2012 and December 31, 2011 under the Credit Facility.

Interest expense was $5.0 million and $3.1 million for the three months ended September 30, 2012 and 2011, respectively, and $12.4 million and $9.5 million for the nine months ended September 30, 2012 and 2011, respectively. Interest expense for the nine months ended September 30, 2011 included a $0.9 million write-off of unamortized deferred financing costs resulting from the extinguishment of the Prior Credit Facility, as discussed above.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $89 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and the 2011 year. On October 19, 2012, the Mexican Tax Administration Service issued a preliminary audit report for the 2007 period which primarily focused on VAT allegations. The final audit report is expected to be issued before the end of the year. Generally, any assessment would be issued after the final audit report.

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

The Company received an assessment from the Spanish Tax Authority in an amount equivalent to approximately $4.1 million translated at the period ended spot rate, for withholding taxes, interest and penalties related to payments to Spanish distributors for the 2003-2004 period. The Company appealed the assessment to the National Appellate Court (Audiencia Nacional). Based on the ruling of the National Appellate Court, substantially all of the assessment was nullified. The Company began withholding taxes on payments to Spanish distributors for the 2012 year. If the Spanish Tax Authority raises the same issue in later years, the Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if additional assessments for other periods were to be issued.

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

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $6.9 million U.S. dollars translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian distributors from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter was originally scheduled for October 23, 2012 but it has been rescheduled for February 19, 2013.

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

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management products, nutritional supplements and personal care products within one industry segment as defined under FASB Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its Lake Forest, California facility, and then are sold to independent distributors who both consume and sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products by the Company to its distributors and are categorized based on geographic location.

As of September 30, 2012, the Company sold products in 84 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$202.9	$175.1	$625.5	$516.7
Mexico	127.5	112.9	364.0	330.7
South Korea	109.3	100.5	314.9	251.0
Others	499.8	451.7	1,497.2	1,319.5

Total Primary Reporting Segment	939.5	840.2	2,801.6	2,417.9
China	77.4	55.0	211.4	152.1

Total Net Sales	$1,016.9	$895.2	$3,013.0	$2,570.0

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$91.0	$79.2	$280.0	$225.3
Mexico	54.9	48.1	147.8	139.5
South Korea	53.9	47.6	150.9	119.1
Others	215.5	204.9	659.6	597.9

Total Primary Reporting Segment	415.3	379.8	1,238.3	1,081.8
China	69.7	49.2	190.3	134.6

Total Contribution Margin	$485.0	$429.0	$1,428.6	$1,216.4

Selling, general and administrative expenses(2)	324.2	277.7	926.9	788.5
Interest expense, net	3.5	0.3	8.1	3.8

Income before income taxes	157.3	151.0	493.6	424.1
Income taxes	39.5	43.0	134.3	116.9

Net Income	$117.8	$108.0	$359.3	$307.2

Net sales by product line:
Weight Management	$635.9	$560.1	$1,884.5	$1,611.0
Targeted Nutrition	237.4	205.3	703.3	582.8
Energy, Sports and Fitness	54.8	45.7	155.4	124.6
Outer Nutrition	34.2	35.4	108.6	109.0
Literature, promotional and other(3)	54.6	48.7	161.2	142.6

Total Net Sales	$1,016.9	$895.2	$3,013.0	$2,570.0

Net sales by geographic region:
North America	$208.8	$180.7	$644.2	$532.9
Mexico	127.5	112.9	364.0	330.7
South and Central America	167.5	143.7	485.6	399.1
EMEA	147.5	147.7	463.1	463.6
Asia Pacific	288.2	255.2	844.7	691.6
China	77.4	55.0	211.4	152.1

Total Net Sales	$1,016.9	$895.2	$3,013.0	$2,570.0

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for a description of net sales, cost of sales and royalty overrides.
(2)	Compensation to China sales employees and service fees to China independent service providers totaling $34.4 million and $25.2 million for the three months ended September 30, 2012 and 2011, respectively, and totaling $93.7 million and $70.7 million for the nine months ended September 30, 2012 and 2011, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of September 30, 2012 and December 31, 2011, total assets for the Company’s Primary Reporting Segment were $1,494.2 million and $1,357.4 million, respectively. Total assets for the China segment were $123.9 million and $88.8 million as of September 30, 2012 and December 31, 2011, respectively.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2011 10-K. During the nine months ended September 30, 2012, the Company granted stock awards subject to continued service, consisting of stock appreciation rights, or SARs, with vesting terms fully described in the 2011 10-K. There were no stock options granted during the nine months ended September 30, 2012 and 2011.

For the three months ended September 30, 2012 and 2011, share-based compensation expense amounted to $8.4 million and $6.1 million, respectively. For the nine months ended September 30, 2012 and 2011, share-based compensation expense amounted to $20.8 million and $17.2 million, respectively. As of September 30, 2012, the total unrecognized compensation cost related to all non-vested stock awards was $58.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

The following tables summarize the activity under all share-based compensation plans for the nine months ended September 30, 2012:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding at December 31, 2011(1)	11,169	$22.54	5.5 years	$332.8
Granted	2,101	$45.08
Exercised	(1,810)	$10.24
Forfeited	(57)	$41.60

Outstanding at September 30, 2012(1)	11,403	$28.55	6.1 years	$231.3

Exercisable at September 30, 2012(2)	5,781	$18.14	4.2 years	$170.6

(1)	Includes 1.5 million market condition SARs and 0.9 million market and performance condition SARs.
(2)	Includes 1.5 million market condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2012 and 2011 was $16.54 and $17.40, respectively. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2012 and 2011 was $15.35 and $19.63, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended September 30, 2012 and 2011 was $2.3 million and $36.8 million, respectively. The total intrinsic value of stock options and SARs exercised during the nine months ended September 30, 2012 and 2011 was $96.6 million and $100.9 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2011	717.6	$12.25
Granted	—	—
Vested	(330.1)	$10.64
Forfeited	(0.4)	$6.82

Outstanding and nonvested at September 30, 2012	387.1	$13.63

The total vesting date fair value of stock units which vested during the three months ended September 30, 2012 and 2011, was $1.1 million and $1.6 million, respectively. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2012 and 2011, was $24.1 million and $19.5 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of September 30, 2012, and December 31, 2011, the Company had $26.5 million and $20.6 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $39.5 million and $134.3 million for the three and nine months ended September 30, 2012, as compared to $43.0 million and $116.9 million for the same periods in 2011. The effective income tax rate was 25.1% and 27.2% for the three and nine months ended September 30, 2012, as compared to 28.5% and 27.6% for the same periods in 2011. The decrease in the effective tax rate for the three months ended September 30, 2012, as compared to the same period in 2011, was primarily due to an increase of net benefits from discrete events and by the impact of changes in the geographic mix of the Company’s income. The decrease in the effective tax rate for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to the impact of changes in the geographic mix of the Company’s income partially offset by lower net benefits from discrete events.

As of September 30, 2012, the total amount of unrecognized tax benefits, including related interest and penalties was $46.8 million. If the total amount of unrecognized tax benefits was recognized, $38.1 million of unrecognized tax benefits, $5.6 million of interest and $1.7 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $28.3 million within the next twelve months. Of this possible decrease, $26.0 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $2.3 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Credit Facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at September 30, 2012, the maximum length of time over which the Company is hedging certain of these exposures is approximately ten months.

During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on the Company’s term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on any replacement debt. The Company’s term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the Credit Facility as discussed further in Note 4, Long-Term Debt. The Company’s swaps remain effective and continue to be designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the Credit Facility at LIBOR plus 1.50% to 2.50%, fixing the Company’s weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At September 30, 2012 and December 31, 2011, the Company recorded the interest rate swaps as liabilities at their fair value of $3.0 million and $5.1 million, respectively.

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

As of September 30, 2012 and December 31, 2011, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $131.6 million and $64.4 million, respectively. At September 30, 2012, these outstanding contracts were expected to mature over the next eight months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party quotes. As of September 30, 2012, the Company recorded assets at fair value of $0.9 million and liabilities at fair value of $3.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2011, the Company recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than eight months and fifteen months, respectively, with the majority of freestanding derivatives expiring within one month as of September 30, 2012 and December 31, 2011. There were no foreign currency option contracts outstanding as of September 30, 2012 and December 31, 2011. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of September 30, 2012, where the Company had aggregate notional amounts of approximately $424.6 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(2.8)	$3.5	$(3.0)	$1.0
Interest rate swaps	$(0.2)	$(0.7)	$(0.6)	$(2.2)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2012 and 2011:

	Location of Gain	Amount of Gain (Loss) Recognized in Income
	(Loss)	For the Three Months Ended		For the Nine Months Ended
	Recognized in Income	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	Selling, general and administrative expenses	$(0.7)	$(0.3)	$(0.6)	(0.3)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(0.8)	$2.7	$(11.6)	$3.8

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2012 and 2011:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$0.2	—	$0.4	$(0.3)
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$1.5	$(0.7)	$4.0	$(2.2)
Interest rate swaps	Interest expense, net	$(0.9)	$(0.9)	$(2.7)	$(2.7)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of September 30, 2012 and December 31, 2011.

10. Shareholders’ Equity

Changes in shareholders’ equity for the nine months ended September 30, 2012 were as follows (in thousands):

Total shareholders’ equity as of December 31, 2011	$560,188
Net income	359,309
Issuance of common shares from exercise of stock options, SARs, restricted stock grants, warrants, and employee stock purchase plan	10,819
Excess tax benefit from exercise of stock options, SARs and restricted stock grants	28,073
Additional capital from share-based compensation	20,850
Repurchases of common shares	(506,331)
Dividends	(102,687)
Foreign currency translation adjustment, net of income taxes	5,189
Unrealized loss on derivatives, net of income taxes	(4,005)

Total shareholders’ equity as of September 30, 2012	$371,405

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

On February 21, 2012, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $35.2 million that was paid to shareholders on March 22, 2012. On April 30, 2012, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $35.1 million that was paid to shareholders on May 30, 2012. On July 30, 2012, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $32.4 million that was paid to shareholders on August 30, 2012.

The aggregate amount of dividends declared and paid during the three months ended September 30, 2012 and 2011 were $32.4 million and $23.5 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2012 and 2011 were $102.7 million and $62.2 million, respectively.

Share Repurchases

Prior to July 2012, the Company had a $1 billion share repurchase program that was to expire during December 2014, or the Previous Repurchase Program. On May 2, 2012, the Company entered into an agreement with Merrill Lynch International to repurchase $427.9 million of its common shares, which was the remaining authorized capacity under the Previous Repurchase Program at that time. Under the terms of the repurchase agreement, the Company paid $427.9 million on May 4, 2012 and the agreement was to expire on July 27, 2012. The Company received 5.3 million and 3.9 million of its common shares under the repurchase agreement during June 2012 and July 2012, respectively, as described below. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of the Company’s common shares over the course of the agreement as disclosed below. On July 27, 2012, the Company completed the Previous Repurchase Program upon the final delivery of common shares repurchased under the repurchase agreement.

On July 30, 2012, the Company announced that its board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017, or the New Repurchase Program. The New Repurchase Program allows the Company to repurchase its common shares, at such times and prices as determined by the Company’s management as market conditions warrant. The Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

During the three months ended March 31, 2012, the Company repurchased approximately 0.7 million of its common shares through open market purchases at an aggregate cost of approximately $50.0 million or an average cost of $67.24 per share. During the three months ended June 30, 2012, the Company repurchased approximately 5.3 million of its common shares through open market purchases under the initial phase of the repurchase agreement described above at an adjusted aggregate cost of approximately $246.0 million or an adjusted average cost of $46.37 per share. During the three months ended September 30, 2012, the Company repurchased approximately 3.9 million of its common shares through open market purchases under the final phase of the repurchase agreement described above at an aggregate cost of approximately $181.9 million or an average cost of $46.37 per share. The aggregate cost and average cost per share of shares acquired during the three months ended June 30, 2012 under the repurchase agreement were adjusted based on the final cumulative discounted volume-weighted average share price which was determined upon completion of the program in July 2012. As of September 30, 2012, the remaining authorized capacity under the New Repurchase Program was $1.0 billion.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase programs described above.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Weighted average shares used in basic computations	108,816	116,975	113,838	118,059
Dilutive effect of exercise of equity grants outstanding	4,830	7,034	5,485	7,572
Dilutive effect of warrants	—	266	53	258

Weighted average shares used in diluted computations	113,646	124,275	119,376	125,889

There were an aggregate of 4.0 million and 2.6 million of equity grants that were outstanding during the three and nine months ended September 30, 2012, and an aggregate of 2.0 million and 2.1 million of equity grants that were outstanding during the three and nine months ended September 30, 2011, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at September 30, 2012, and December 31, 2011:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at September 30, 2012	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2011
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.9	$4.4
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.4	$0.8

		$1.3	$5.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$3.6	—
Interest rate swaps	Accrued expenses	$3.0	$5.1
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$0.3	$0.7

		$6.9	$5.8

13. Subsequent Events

On October 29, 2012, the Company announced that its board of directors approved a cash dividend of $0.30 per common share, payable on November 28, 2012 to shareholders of record as of November 14, 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of September 30, 2012, we sold our products to and through a network of 3.1 million independent distributors, which included 0.2 million in China. In China, we currently sell our products through retail stores, sales representatives, sales officers and independent service providers. We pursue our mission of “changing people’s lives” by providing a financially rewarding business opportunity to distributors and quality products to distributors and their customers who seek a healthy lifestyle. We believe the quality of our products and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 32-year operating history. As of September 30, 2012, we sold our products in 84 countries.

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

While we continue to monitor the current global financial crisis, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMOs, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management also continues to monitor the Venezuelan market and especially the limited ability to repatriate cash.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Volume points in millions)
North America	287.4	252.9	13.6%	890.8	754.9	18.0%
Mexico	211.2	180.6	16.9%	606.5	519.1	16.8%
South & Central America	186.0	149.7	24.2%	517.9	403.9	28.2%
EMEA	145.5	132.4	9.9%	445.9	407.3	9.5%
Asia Pacific (excluding China)	305.6	261.2	17.0%	893.2	703.8	26.9%
China	57.1	40.3	41.7%	156.0	110.7	40.9%

Worldwide	1,192.8	1,017.1	17.3%	3,510.3	2,899.7	21.1%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
North America	67,826	58,897	15.2%	65,395	55,788	17.2%
Mexico	60,123	49,772	20.8%	56,256	46,206	21.8%
South & Central America	46,466	35,993	29.1%	43,015	33,343	29.0%
EMEA	44,861	39,227	14.4%	43,055	37,604	14.5%
Asia Pacific (excluding China)	66,433	51,644	28.6%	61,156	45,885	33.3%
China	12,692	9,533	33.1%	11,391	8,393	35.7%
Worldwide(1)	288,397	236,191	22.1%	270,230	219,817	22.9%

(1)	Worldwide Average Active Sales Leaders may not equal the sum of the Average Active Sales Leaders in each region due to the calculation being an average of Sales Leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

Summary Financial Results

Net sales for the three and nine months ended September 30, 2012 were $1,016.9 million and $3,013.0 million, respectively. Net sales increased $121.7 million, or 13.6%, and $443.0 million, or 17.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales for the three and nine months ended September 30, 2012 increased 20.6% and 23.4%, respectively, as compared to the same periods in 2011. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement and an increase in average active sales leaders; branding activities and increased distributor recruiting.

Net income for the three and nine months ended September 30, 2012 was $117.8 million, or $1.04 per diluted share, and $359.3 million, or $3.01 per diluted share, respectively. Net income increased $9.8 million, or 9.0%, and $52.1 million, or 17.0%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase for the three months ended September 30, 2012 was primarily due to higher contribution margin driven by the sales growth discussed above, and lower income taxes; partially offset by higher selling, general and administrative expenses to support the growth of our business and higher interest expense. The increase for the nine months ended September 30, 2012 was primarily due to higher contribution margin driven by the sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business, higher interest expense and higher income taxes.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.8	19.6	20.0	19.8

Gross profit	80.2	80.4	80.0	80.2
Royalty overrides(1)	32.5	32.5	32.6	32.9
Selling, general and administrative expenses(1)	31.9	31.0	30.7	30.7

Operating income	15.8	16.9	16.7	16.6
Interest expense, net	0.3	—	0.3	0.1

Income before income taxes	15.5	16.9	16.4	16.5
Income taxes	3.9	4.8	4.5	4.6

Net income	11.6%	12.1%	11.9%	11.9%

(1)	Compensation to our China sales employees and service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended September 30,
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$331.9	$(158.5)	$173.4	$35.4	$208.8	$287.2	$(136.9)	$150.3	$30.4	$180.7	15.6%
Mexico	206.0	(100.5)	105.5	22.0	127.5	182.6	(89.1)	93.5	19.4	112.9	12.9%
South & Central America	280.9	(137.5)	143.4	24.1	167.5	233.6	(111.1)	122.5	21.2	143.7	16.6%
EMEA	240.4	(116.8)	123.6	23.9	147.5	236.3	(112.8)	123.5	24.2	147.7	(0.1)%
Asia Pacific	449.5	(203.3)	246.2	42.0	288.2	398.2	(179.7)	218.5	36.7	255.2	12.9%
China	92.8	(15.4)	77.4	—	77.4	65.8	(10.8)	55.0	—	55.0	40.7%

Worldwide	$1,601.5	$(732.0)	$869.5	$147.4	$1,016.9	$1,403.7	$(640.4)	$763.3	$131.9	$895.2	13.6%

	Nine Months Ended September 30,
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Income	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$1,021.4	$(486.3)	$535.1	$109.1	$644.2	$847.2	$(403.8)	$443.4	$89.5	$532.9	20.9%
Mexico	588.4	(287.2)	301.2	62.8	364.0	534.5	(260.8)	273.7	57.0	330.7	10.1%
South & Central America	804.7	(388.2)	416.5	69.1	485.6	651.2	(309.6)	341.6	57.5	399.1	21.7%
EMEA	750.4	(362.8)	387.6	75.5	463.1	746.1	(358.2)	387.9	75.7	463.6	(0.1)%
Asia Pacific	1,319.8	(597.4)	722.4	122.3	844.7	1,083.0	(491.5)	591.5	100.1	691.6	22.1%
China	254.2	(42.8)	211.4	—	211.4	175.2	(23.1)	152.1	—	152.1	39.0%

Worldwide	$4,738.9	$(2,164.7)	$2,574.2	$438.8	$3,013.0	$4,037.2	$(1,847.0)	$2,190.2	$379.8	$2,570.0	17.2%

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

The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three and nine months ended September 30, 2012 as compared to the same periods in 2011, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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

North America

The North America region reported net sales of $208.8 million and $644.2 million for the three and nine months ended September 30, 2012, respectively. Net sales increased $28.1 million, or 15.6%, and $111.3 million, or 20.9% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 15.6% and 21.0% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The overall increase in net sales in the region was primarily a result of net sales growth in the U.S. of $27.8 million, or 15.8%, and $108.8 million, or 21.1%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011.

In the U.S. we continue to see the success of our distributors converting their business focus toward daily consumption DMOs, especially the Nutrition Club.

Average active sales leaders in the region increased 15.2% and 17.2% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Average active sales leaders in the U.S. increased 15.1% and 17.2% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Total sales leaders in the region increased 9.0% as of September 30, 2012 compared to September 30, 2011.

The region hosted a series of Leadership Development Weekends in July 2012 with approximately 5,800 attendees.

Mexico

The Mexico region reported net sales of $127.5 million and $364.0 million for the three and nine months ended September 30, 2012, respectively. Net sales for the three and nine months ended September 30, 2012 increased $14.6 million, or 12.9%, and $33.3 million, or 10.1%, respectively, as compared to the same periods in 2011. In local currency, net sales for both the three and nine months ended September 30, 2012 increased 21.2%, as compared to the same periods in 2011. The fluctuation of foreign currency rates had an unfavorable impact of $9.5 million and $36.7 million on net sales for the three and nine months ended September 30, 2012, respectively.

The growth in net sales is primarily the result of increased distributor engagement as well as the continued success of the Nutrition Club DMO. One of the recent growth drivers in Mexico has been the ongoing transition from home clubs to commercial clubs by many distributors, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours.

Average active sales leaders in Mexico increased 20.8% and 21.8% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Total sales leaders in Mexico increased 20.9% as of September 30, 2012, compared to September 30, 2011.

In September 2012, the region hosted Extravaganzas in Mexico City and Guadalajara with approximately 21,200 and 12,200 attendees, respectively.

South and Central America

The South and Central America region reported net sales of $167.5 million and $485.6 million for the three and nine months ended September 30, 2012, respectively. Net sales increased $23.8 million, or 16.6%, and $86.5 million, or 21.7%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 29.2% and 31.3% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The fluctuation of foreign currency rates had an $18.2 million and $38.5 million unfavorable impact on net sales for the three and nine months ended September 30, 2012, respectively. The increase in net sales for the three and nine months ended September 30, 2012 was due to growth in most of the countries in the region led by Venezuela. This growth was primarily driven by the adoption and expansion of the Nutrition Club and other daily consumption DMOs throughout the region.

Net sales in Brazil decreased $6.7 million, or 8.5%, and increased $1.9 million, or 0.9%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 14.1% and 18.0% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in local currency net sales was primarily the result of the successful ongoing adoption of Nutrition Clubs and other daily consumption DMOs. We also had a price increase of approximately 5.5% in March 2012 which contributed to the increased sales. The fluctuation of foreign currency rates had a $17.9 million and $38.3 million unfavorable impact on net sales in Brazil for the three and nine months ended September 30, 2012, respectively.

Net sales in Venezuela increased $18.6 million, or 102.4%, and $47.8 million, or 112.4%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The overall sales growth was primarily due to increased distributor engagement and growth in the Nutrition Club DMO. We also had price increases of 9.5% in January 2012 which contributed to the increase in sales. There was no exchange rate impact to sales for either the three or nine months ended September 30, 2012 as compared to the same periods in 2011 as the 5.3 Venezuelan Bolivars to U.S. dollar exchange rate for which we remeasure sales in Venezuela did not change during either of those comparative periods. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 29.1% and 29.0% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Total sales leaders in the region increased 25.8% as of September 30, 2012 compared to September 30, 2011.

EMEA

The EMEA region reported net sales of $147.5 million and $463.1 million for the three and nine months ended September 30, 2012, respectively. Net sales were relatively flat for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. In local currency, net sales increased 11.1% and 9.0% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $16.5 million and $42.0 million for the three and nine months ended September 30, 2012, respectively.

Net sales in Italy decreased $5.0 million, or 18.8%, and $17.8 million, or 19.3%, for the three and nine months ended September 30, 2012, respectively as compared to the same periods in 2011. In local currency, net sales decreased 8.0% and 11.5% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decline in Italy is driven by a decrease in distributor activity. While too early to know for certain, indicators suggest that the market may be beginning to embrace daily consumption DMOs which generally cause short to medium term declines in the business. The fluctuation of foreign currency rates had a $2.9 million and $7.2 million unfavorable impact on net sales in Italy for the three and nine months ended September 30, 2012, respectively.

Net sales in Russia increased $5.3 million, or 29.2%, and $16.0 million, or 29.6%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 42.6% and 40.1% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club. The fluctuation of foreign currency rates had a $2.4 million and $5.7 million unfavorable impact on net sales in Russia for the three and nine months ended September 30, 2012, respectively.

Net sales in Spain increased $0.5 million, or 3.6%, and $0.9 million, or 2.3%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales in Spain increased 17.0% and 12.7% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment which was aided by our sponsorship of FC Barcelona. The fluctuation of foreign currency rates had a $1.9 million and $4.0 million unfavorable impact on net sales in Spain for the three and nine months ended September 30, 2012, respectively.

Average active sales leaders in the region increased 14.4% and 14.5% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Total sales leaders in the region increased 6.3% as of September 30, 2012 compared to September 30, 2011.

In September 2012, the region hosted three Extravaganzas in Spain, Ukraine, and Turkey with over 23,200 total attendees.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $288.2 million and $844.7 million for the three and nine months ended September 30, 2012, respectively. Net sales increased $33.0 million, or 12.9%, and $153.1 million, or 22.1%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 20.6% and 28.7% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The fluctuation of foreign currency rates had an unfavorable impact of $19.4 million and $45.5 million on net sales for the three and nine months ended September 30, 2012, respectively. The increase in net sales for the three and nine months ended September 30, 2012 reflected growth in almost all the countries in the region.

Net sales in South Korea increased $8.8 million, or 8.8%, and $63.9 million, or 25.4%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 14.3% and 30.9% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club and other daily consumption DMOs along with the Mega and Premium Herbalife Opportunity Meetings. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $5.5 million and $13.7 million for the three and nine months ended September 30, 2012, respectively.

Net sales in Taiwan increased $0.6 million, or 1.5%, and decreased $2.3 million, or 2.0%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 4.0% for the three months ended September 30, 2012 and were relatively flat for the nine months ended September 30, 2012, as compared to the same periods in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.0 million and $2.5 million for the three and nine months ended September 30, 2012, respectively.

Net sales in Malaysia increased $6.2 million, or 27.3%, and $26.1 million, or 41.5%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 32.0% and 45.0% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in net sales was primarily driven by the continued success of the Road Show DMO and Mega Herbalife Opportunity Meetings which generated positive distributor momentum. Also contributing to growth for the period were increased recruiting and increased activity in Nutrition Clubs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.1 million and $2.2 million for the three and nine months ended September 30, 2012, respectively.

Net sales in India increased $6.1 million, or 19.5%, and $18.0 million, or 20.9%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 44.5% and 42.0% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in net sales for the three and nine months ended September 30, 2012 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $7.7 million and $18.1 million for the three and nine months ended September 30, 2012, respectively.

Net sales in Indonesia increased $7.4 million, or 58.5%, and $31.5 million, or 87.2%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 75.1% and 100.2% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The primary catalyst driving the sales increase in Indonesia was the growth in Nutrition Clubs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.1 million and $4.7 million for the three and nine months ended September 30, 2012, respectively.

Average active sales leaders in the region increased 28.6% and 33.3% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Total sales leaders in the region increased 23.3% as of September 30, 2012 compared to September 30, 2011.

In September 2012, the region hosted an Asia Pacific University training in Macau with 11,300 attendees and a World Team School in India with 3,500 attendees.

China

Net sales in China were $77.4 million and $211.4 million for the three and nine months ended September 30, 2012, respectively. Net sales increased $22.4 million, or 40.7%, and $59.3 million, or 39.0%, for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In local currency, net sales increased 39.3% and 35.6% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs. The fluctuation of foreign currency rates had a favorable impact of $0.8 million and $5.2 million on net sales for the three and nine months ended September 30, 2012, respectively.

The current focus in China is to expand the Nutrition Club DMO to enhance the emphasis on daily consumption DMOs. We believe that the Nutrition Club concept continues to gain traction. While we believe the Nutrition Club DMO has potential to expand throughout China, this process will most likely build gradually over the next few years.

Average active sales leaders in China increased 33.1% and 35.7% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Total sales leaders in China decreased 2.3% as of September 30, 2012 compared to September 30, 2011. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

As of September 30, 2012, we were operating 67 retail stores in 29 provinces in China. During May 2012, we received direct selling licenses for 8 additional provinces in China, bringing the total provinces covered by our direct selling licenses to 24 out of the 29 provinces in which we operate as of September 30, 2012. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended September 30,
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,026.8	$(485.4)	$541.4	$94.5	$635.9	$900.5	$(425.1)	$475.4	$84.7	$560.1	13.5%
Targeted Nutrition	383.1	(181.0)	202.1	35.3	237.4	330.1	(155.9)	174.2	31.1	205.3	15.6%
Energy, Sports and Fitness	88.4	(41.7)	46.7	8.1	54.8	73.6	(34.8)	38.8	6.9	45.7	19.9%
Outer Nutrition	55.3	(26.2)	29.1	5.1	34.2	57.0	(26.9)	30.1	5.3	35.4	(3.4)%
Literature, Promotional and Other	47.9	2.3	50.2	4.4	54.6	42.5	2.3	44.8	3.9	48.7	12.1%

Total	$1,601.5	$(732.0)	$869.5	$147.4	$1,016.9	$1,403.7	$(640.4)	$763.3	$131.9	$895.2	13.6%

	Nine Months Ended September 30,
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Handling & Freight Income	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$3,038.7	$(1,435.6)	$1,603.1	$281.4	$1,884.5	$2,597.0	$(1,230.3)	$1,366.7	$244.3	$1,611.0	17.0%
Targeted Nutrition	1,134.0	(535.7)	598.3	105.0	703.3	939.5	(445.1)	494.4	88.4	582.8	20.7%
Energy, Sports and Fitness	250.5	(118.3)	132.2	23.2	155.4	200.9	(95.2)	105.7	18.9	124.6	24.7%
Outer Nutrition	175.2	(82.8)	92.4	16.2	108.6	175.7	(83.2)	92.5	16.5	109.0	(0.4)%
Literature, Promotional and Other	140.5	7.7	148.2	13.0	161.2	124.1	6.8	130.9	11.7	142.6	13.0%

Total	$4,738.9	$(2,164.7)	$2,574.2	$438.8	$3,013.0	$4,037.2	$(1,847.0)	$2,190.2	$379.8	$2,570.0	17.2%

Net sales for all product categories increased for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, except for a slight decrease in Outer Nutrition. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $815.3 million and $2,411.5 million for the three and nine months ended September 30, 2012, as compared to $719.9 million and $2,060.8 million for the same periods in 2011. As a percentage of net sales, gross profit for the three and nine months ended September 30, 2012 decreased to 80.2% and 80.0%, respectively, as compared to 80.4% and 80.2% for the same periods in 2011, or an unfavorable net decrease of 20 basis points for both periods. The decrease of 20 basis points for the three months ended September 30, 2012, as compared to the same period in 2011, was primarily due to unfavorable impacts from foreign currency fluctuations and country mix, partially offset by the benefit from our net source savings initiatives and lower inventory write-downs. The decrease of the 20 basis points for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to unfavorable impacts from country mix and other costs, partially offset by the benefit from our net source savings initiatives.

Royalty Overrides

Royalty overrides were $330.2 million and $983.0 million for the three and nine months ended September 30, 2012, respectively, as compared to $290.8 million and $844.5 million for the same periods in 2011. Royalty overrides as a percentage of net sales was 32.5% and 32.6% for the three and nine months ended September 30, 2012, respectively, as compared to 32.5% and 32.9% for the same periods in 2011. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our sales employees, sales officers and independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $324.2 million and $926.9 million for the three and nine months ended September 30, 2012, respectively, as compared to $277.7 million and $788.5 million for the same periods in 2011. Selling, general and administrative expenses as a percentage of net sales were 31.9% and 30.7% for the three and nine months ended September 30, 2012, respectively, as compared to 31.0% and 30.7% for the same periods in 2011.

The increase in selling, general and administrative expenses for the three months ended September 30, 2012 included $13.7 million in higher salaries, bonuses and benefits; higher variable expenses including $16.7 million in higher distributor promotion and event costs, $9.2 million in higher expenses related to China sales employees, sales officers and independent service providers, and $3.7 million in higher professional fees.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2012 included $43.5 million in higher salaries, bonuses and benefits; higher variable expenses including $26.4 million in higher distributor promotion and event costs, $23.0 million in higher expenses related to China sales employees, sales officers and independent service providers; and $6.3 million in higher non-income tax expenses such as value added tax and other miscellaneous taxes; and $10.1 million in higher professional fees.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
Net Interest Expense	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(In millions)
Interest expense	$5.0	$3.1	$12.4	$9.5
Interest income	(1.5)	(2.8)	(4.3)	(5.7)

Net interest expense	$3.5	$0.3	$8.1	$3.8

The increase in net interest expense for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was primarily due to higher outstanding balances on our senior secured credit facility, or the Credit Facility, and lower interest received related to non-income tax refunds. In addition, interest expense for the nine months ended September 30, 2011 included the write-off of deferred financing costs related to the extinguishment of our prior senior secured credit facility, or the Prior Credit Facility.

Income Taxes

Income taxes were $39.5 million and $134.3 million for the three and nine months ended September 30, 2012, as compared to $43.0 million and $116.9 million for the same period in 2011. The effective income tax rate was 25.1% and 27.2% for the three and nine months ended September 30, 2012, as compared to 28.5% and 27.6% for the same period in 2011. The decrease in the effective tax rate for the three months ended September 30, 2012, as compared to the same period in 2011, was primarily due to an increase of net benefits from discrete events and by the impact of changes in the geographic mix of the Company’s income. The decrease in the effective tax rate for the nine months ended September 30, 2012, as compared to the same period in 2011, was primarily due to the impact of changes in the geographic mix of the Company’s income partially offset by lower net benefits from discrete events.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $1.9 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain the Credit Facility, executed on March 9, 2011 and amended on July 26, 2012, which had $695.3 million of undrawn capacity as of September 30, 2012. As discussed further below, on July 26, 2012, we amended the Credit Facility and entered into a $500.0 million term loan with a syndicate of financial institutions which matures in March 2016, or the Term Loan.

We utilized the majority of the proceeds from this Term Loan to pay down our outstanding balance on our revolving credit facility, which then provided us with additional undrawn capacity. This available undrawn capacity, in addition to cash flow from operations, can be used to support general corporate purposes, including, our future share repurchase programs, dividends, and strategic investment opportunities. Although we believe we will continue to have adequate cash flows from operations to fund our business objectives, the recent increase in our borrowing capacity will provide us with greater flexibility.

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2012.

For the nine months ended September 30, 2012, we generated $399.9 million of operating cash flow, as compared to $393.6 million for the same period in 2011. The increase in cash generated from operations was primarily due to an increase in operating income of $73.7 million driven by a 17.2% growth in net sales for the nine months ended September 30, 2012 as compared to the same period in 2011.

Capital expenditures, including capital leases, for the nine months ended September 30, 2012 and 2011 were $59.9 million and $61.5 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $110 million to $120 million for the full year of 2012, which includes expenditures related to expected manufacturing expansion.

On March 9, 2011, we entered into the Credit Facility with a syndicate of financial institutions as lenders and terminated our Prior Credit Facility that consisted of a term loan and a revolving credit facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on our consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. We, based on its consolidated leverage ratio, pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America.

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

On July 26, 2012, we amended the Credit Facility to include the Term Loan. The Term Loan is a part of the Credit Facility and is in addition to our current revolving credit facility. The Term Loan matures on March 9, 2016. We will make regular scheduled payments for the Term Loan consisting of both principal and interest components. Based on our consolidated leverage ratio, the Term Loan bears interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50% which are the same terms as the Company’s revolving credit facility.

In July 2012, we used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under our revolving credit facility. We incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on our condensed consolidated balance sheet and will be amortized over the life of the Term Loan. On September 30, 2012 and December 31, 2011, the weighted average interest rate for borrowings under the Credit Facility, which included borrowings under the Term Loan as of September 30, 2012, was 1.97% and 1.89%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2012 and December 31, 2011, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2012, we borrowed $112.0 million and paid a total of $86.0 million under the Credit Facility. During the three months ended June 30, 2012, we borrowed $692.0 million and paid a total of $365.0 million under the Credit Facility. During the three months ended September 30, 2012, the Company borrowed $581.0 million and paid a total of $636.0 million under the Credit Facility. As of September 30, 2012 the U.S. dollar amount outstanding under the Credit Facility was $500.0 million. As of September 30, 2012, the aggregate annual maturities, including interest, of the Credit Facility were expected to be $15.0 million for 2012, $154.9 million for 2013 and 2014, and $357.2 million for 2015 and 2016.

During the nine months ended September 30, 2012, we extended our sponsorship agreement with the LA Galaxy through 2022. As of September 30, 2012, our total contractual obligations relating to the LA Galaxy for the years 2013 through 2022 are expected to be approximately $4.4 million each year.

Off-Balance Sheet Arrangements

At September 30, 2012 and December 31, 2011, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On February 21, 2012, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $35.2 million that was paid to shareholders on March 22, 2012. On April 30, 2012, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $35.1 million that was paid to shareholders on May 30, 2012. On July 30, 2012, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $32.4 million that was paid to shareholders on August 30, 2012.

The aggregate amount of dividends declared and paid during the three months ended September 30, 2012 and 2011 were $32.4 million and $23.5 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2012 and 2011 were $102.7 million and $62.2 million, respectively.

Share Repurchases

Prior to July 2012, we had a $1 billion share repurchase program that was to expire during December 2014, or the Previous Repurchase Program. On May 2, 2012, we entered into an agreement with Merrill Lynch International to repurchase $427.9 million of our common shares, which was the remaining authorized capacity under the Previous Repurchase Program at that time. Under the terms of the repurchase agreement, we paid $427.9 million on May 4, 2012 and the agreement was to expire on July 27, 2012. We received 5.3 million and 3.9 million of our common shares under the repurchase agreement during June 2012 and July 2012, respectively, as described below. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the agreement as discussed below. On July 27, 2012, we completed the Previous Repurchase Program upon the final delivery of common shares repurchased under the repurchase agreement.

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017, or the New Repurchase Program. The New Repurchase Program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

During the three months ended March 31, 2012, we repurchased approximately 0.7 million of our common shares through open market purchases at an aggregate cost of approximately $50.0 million or an average cost of $67.24 per share. During the three months ended June 30, 2012, we repurchased approximately 5.3 million of our common shares through open market purchases under the initial phase of the repurchase agreement described above at an adjusted aggregate cost of approximately $246.0 million or an adjusted average cost of $46.37 per share. During the three months ended September 30, 2012, we repurchased approximately 3.9 million of our common shares through open market purchases under the final phase of the repurchase agreement described above at an aggregate cost of approximately $181.9 million or an average cost of $46.37 per share. The aggregate cost and average cost per share of shares acquired during the three months ended June 30, 2012 under the repurchase agreement were adjusted based on the final cumulative discounted volume-weighted average share price which was determined upon completion of the program in July 2012. As of September 30, 2012, the remaining authorized capacity under the New Repurchase Program was $1.0 billion.

Working Capital and Operating Activities

As of September 30, 2012 and December 31, 2011, we had positive working capital of $261.2 million, and $220.1 million, respectively, or an increase of $41.1 million. This increase primarily reflected the increases in our cash and cash equivalents and inventory, partially offset by the increase in our long term debt due within one year relating to our Term Loan. The increase in inventory primarily relates to increases in finished goods to support sales growth and strategic sourcing initiatives.

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

Venezuela

Currency Restrictions

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. Effective January 1, 2012, additional laws were enacted that required companies to register with the Registry of Users of the System of Transactions with Securities in Foreign Currency, or RUSITME, prior to transacting with the SITME, the regulated system, which is controlled by the Central Bank of Venezuela. As an alternative exchange mechanism, we have participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A., or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we have also used other alternative legal exchange mechanisms for currency exchanges.

During the nine months ended September 30, 2012, we recognized $4.1 million of foreign exchange losses as a result of exchanging Bolivars for U.S. Dollars using alternative legal exchange mechanisms that were approximately 41% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. During the nine months ended September 30, 2012, we exchanged 53.9 million Bolivars for $6.0 million U.S. dollars using alternative legal exchange mechanisms. We did not exchange Bolivars for U.S. dollars using these alternative legal exchange mechanisms during the three months ended September 30, 2012. As of September 30, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $69.0 million, and included approximately $71.6 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the SITME rate. We continue to remeasure our Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on our consolidated balance sheet using the SITME rate may not accurately represent the amount of U.S. dollars that we could ultimately realize.

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

We plan to utilize the SITME market and CADIVI rate to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed above, these alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the SITME rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the SITME rate or using unfavorable alternative legal exchange mechanisms to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 41% less favorable than the current 5.3 SITME rate and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of September 30, 2012, our $71.6 million in Bolivar denominated cash and cash equivalents as of September 30, 2012 would be reduced by $29.4 million and result in a corresponding foreign exchange loss to our operating profit. Our ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented approximately 3% and 2% of our consolidated net sales for the nine months ended September 30, 2012 and 2011, respectively, and its total assets represented approximately 6% and 3% of our consolidated total assets as of September 30, 2012 and December 31, 2011, respectively.

See the 2011 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Subsequent Events

On October 29, 2012, we announced that our board of directors approved a cash dividend of $0.30 per common share, payable on November 28, 2012 to shareholders of record as of November 14, 2012.

Contingencies

See Note 5, Contingencies, to the Notes to Condensed Consolidated Financial Statements for information on our contingencies as of September 30, 2012.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of September 30, 2012, we sold products in 84 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon our historical return rates and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.3% of retail sales for both the three and nine months ended September 30, 2012, respectively, as compared to 0.3% and 0.4% for three and nine months ended September 30, 2011, respectively.

We adjust our inventories to lower of cost or market based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $20.7 million and $17.6 million to present them at their lower of cost or market in our consolidated balance sheets as of September 30, 2012 and December 31, 2011, respectively.

Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As discussed below, for goodwill impairment testing, we have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. Currently, we do not use this qualitative assessment option but we could in the future elect to use this option. For our marketing related intangible assets a similar qualitative option is also currently available; we are currently assessing whether to do the qualitative assessment or continue with our quantitative assessment which is currently performed by using a discounted cash flow model, which is also known as the income approach. We use the income approach to determine the fair value of our marketing related intangible assets in order to confirm there is no impairment required. For our marketing related intangible assets, if we do not use this qualitative assessment option, we could still in the future elect to use this option.

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both September 30, 2012 and December 31, 2011, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2012 and 2011.

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

Deferred income tax assets have been established for net operating loss and interest carryforwards of certain foreign subsidiaries and have been reduced by a valuation allowance to reflect them at amounts estimated to be ultimately realized. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. This process requires estimating both our geographic mix of income and our uncertain tax positions in each jurisdiction where we operate. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to us actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

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

New Accounting Pronouncements

See discussion under Note 2, Significant Accounting Policies to the Notes to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2012 and December 31, 2011, the aggregate notional amounts of these contracts outstanding were approximately $131.6 million and $64.4 million, respectively. At September 30, 2012, the outstanding contracts were expected to mature over the next eight months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of September 30, 2012, we recorded assets at fair value of $0.9 million and liabilities at fair value of $3.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2011, we recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, the majority of our outstanding foreign currency forward contracts had maturity dates of less than eight months and fifteen months, respectively, with the majority of freestanding derivatives expiring within one month as of both September 30, 2012 and December 31, 2011. There were no foreign currency option contracts outstanding as of September 30, 2012 and December 31, 2011.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At September 30, 2012
Buy EUR sell ARS	6.12	$5.0	$—
Buy EUR sell AUD	1.24	$1.6	$—
Buy EUR sell CLP	610.65	$1.4	$—
Buy EUR sell CNY	8.16	$8.5	$—
Buy EUR sell IDR	12,399.15	$6.2	$—
Buy EUR sell MXN	17.10	$82.2	$(1.7)
Buy EUR sell MYR	3.97	$5.5	$—
Buy EUR sell PEN	3.35	$2.3	$—
Buy EUR sell RUB	40.19	$0.8	$—
Buy EUR sell USD	1.29	$72.0	$—
Buy EUR sell ZAR	10.56	$0.6	$—
Buy GBP sell CRC	830.89	$0.7	$—
Buy GBP sell EUR	0.79	$2.4	$—
Buy GBP sell ILS	6.36	$1.0	$—
Buy JPY sell USD	77.59	$10.3	$—
Buy KRW sell USD	1,122.70	$37.4	$0.1
Buy MYR sell EUR	3.99	$0.8	$—
Buy MYR sell USD	3.09	$21.6	$—
Buy USD sell COP	1,805.00	$6.6	$—
Buy USD sell CRC	506.75	$0.7	$—
Buy USD sell EUR	1.28	$108.8	$(0.9)
Buy USD sell GBP	1.61	$8.0	$—
Buy USD sell KRW	1,129.19	$5.1	$(0.1)
Buy USD sell MXN	12.95	$30.8	$—
Buy USD sell PEN	2.60	$0.8	$—
Buy USD sell PHP	41.84	$2.9	$—
Buy USD sell ZAR	8.21	$0.6	$—

Total forward contracts		$424.6	$(2.6)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2012 and December 31, 2011, the total amount of our foreign subsidiary cash was $312.5 million and $246.0 million, respectively, of which $4.7 million and $9.2 million, respectively, was invested in U.S. dollars.

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

Interest Rate Risk

As of September 30, 2012, the aggregate annual maturities, including interest, of the Credit Facility were expected to be $15.0 million for 2012, $154.9 million for 2013 and 2014, and $357.2 million for 2015 and 2016. The fair value of the Credit Facility approximates its carrying value of $500.0 million as of September 30, 2012. The fair value of the Credit Facility approximated its carrying value of $202.0 million as of December 31, 2011. The Credit Facility bears a variable interest rate, and on

September 30, 2012 and December 31, 2011, the weighted average interest rate of the Credit Facility, which included borrowings under the Term Loan as of September 30, 2012, was 1.97% and 1.89%, respectively.

During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements will expire in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on our term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on any replacement debt. Our term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the Credit Facility as discussed further in Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements. Our swaps remain effective and continue to be designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the Credit Facility at LIBOR plus 1.50% to 2.50%, fixing our weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At September 30, 2012 and December 31, 2011, we recorded the interest rate swaps as liabilities at their fair value of $3.0 million and $5.1 million, respectively.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We distribute our products exclusively to and through approximately 3.1 million independent distributors, including 0.2 million in China, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our approximately 3.1 million independent distributors, we had approximately 567,000 sales leaders as of September 30, 2012. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

We are subject to FDA rules for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in product costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment and therefore the conditions for possible penalty payments have not been fulfilled. The Company believes the trial court’s judgment is flawed legally and factually and on March 8, 2012 filed an appeal of the judgment with the Court of Appeal of Brussels. A preliminary hearing was held on April 2, 2012 setting a briefing schedule. Since then Test Aankoop filed its reply on July 6, 2012 and Herbalife’s response was filed on September 28, 2012. A further exchange of legal briefs is foreseen with the last brief due to be filed on February 12, 2013, after which date the parties can request the Court in Brussels to set a date for presentation of oral arguments. We believe that we have a meritorious basis to appeal this judgment. Nonetheless, the Company has implemented various clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

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

Currency restrictions enacted by the Venezuelan government in 2003 have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. As an alternative exchange mechanism, we have also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we have also used other alternative legal exchange mechanisms for currency exchanges, such as the legal parallel market mechanism which was discontinued in May 2010.

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

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms which are significantly less favorable than the official rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be a foreign currency devaluation which could cause our cash and cash equivalents to decrease. If any of these events were to occur it could result in a negative impact to our consolidated earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our 2011 Annual Report on Form 10-K, for a further discussion on Venezuela.

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

Additionally, third parties may claim that products or marks that we have independently developed or which bear certain of our trademarks infringe upon their intellectual property rights and there can be no assurance that one or more of our products or marks will not be found to infringe upon third party intellectual property rights in the future. For example, in an action in the U.S. federal courts, the adidas companies alleged that certain uses of Herbalife’s Tri-Leaf device mark upon sports apparel items infringed upon their “Trefoil” mark associated with such goods. They also alleged that such uses of Herbalife’s Tri-Leaf device and certain Herbalife trademark applications constituted a breach of a 1998 agreement between the parties. The trademark claims and all claims for money damages were dismissed. On May 18, 2012 the trial court issued a final judgment in favor of adidas on its breach of contract claim, though awarding neither money damages nor injunctive relief to adidas. Adidas moved for reconsideration of this result and amendment of the judgment but the Court denied adidas’ motion on August 9, 2012. Neither party appealed the final judgment.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $89 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April, 2012. The response challenged the assertions that the Company made in its August 2011 filing.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and the 2011 year. On October 19, 2012, the Mexican Tax Administration Service issued a preliminary audit report for the 2007 period which primarily focused on VAT allegations. The final audit report is expected to be issued before the end of the year. Generally, any assessment would be issued after the final audit report.

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

Our distributors are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our distributors. For example, in Spain, Brazil and Italy, the Company received tax assessments from the authorities for withholding taxes, social contributions, and related items in connection with payments made to distributors in those countries in prior periods. The Company has appealed the assessments. In the case of Spain substantially all the assessment was withdrawn and in the case of Italy the assessment is anticipated to be withdrawn. The Company believes it has meritorious defenses in other instances. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our independent distributors as employees, or that our distributors are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2012 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

The Grand Court of the Cayman Islands may stay proceedings if concurrent proceedings are being brought elsewhere.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, we announced that our board of directors authorized the Previous Repurchase Program, which was a new program for us to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by our management. On May 3, 2010, our board of directors approved an increase to the Previous Repurchase Program from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date of the Previous Repurchase Program from April 2011 to December 2014.

On May 2, 2012, we entered into an agreement with Merrill Lynch International to repurchase $427.9 million of our common shares, which was the remaining authorized capacity under the Previous Repurchase Program at that time. Under the terms of the repurchase agreement, we paid $427.9 million on May 4, 2012 and the agreement was to expire on July 27, 2012. We received 5.3 million and 3.9 million of our common shares under the repurchase agreement during June 2012 and July 2012, respectively, as described below. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the agreement. On July 27, 2012, we completed the Previous Repurchase Program upon the final delivery of common shares repurchased under the repurchase agreement.

On July 30, 2012, we announced that our board of directors authorized the New Repurchase Program, a new $1 billion share repurchase program that will expire on June 30, 2017. The New Repurchase Program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

The following is a summary of our repurchases of common shares during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	3,922,115	$46.37	3,922,115	$1,000,000,000	(1)
August 1 — August 31	—	—	—	$1,000,000,000
September 1 — September 30	—	—	—	$1,000,000,000

	3,922,115	$46.37	3,922,115	$1,000,000,000

(1)	Amount reflects available capacity under the New Repurchase Program as of July 31, 2012. The 3,922,115 common shares repurchased in July 2012 were acquired pursuant to the share repurchase agreement described above under the Previous Repurchase Program. The $46.37 Average Price Paid Per Share represents the final discounted volume weighted-average share price determined under the share repurchase agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a) None.

(b) None.

Item 6.	Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d	)

4.1	Form of Share Certificate	(d	)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a	)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)

10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c	)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c	)

Exhibit Number	Description	Reference

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d	)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e	)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(l	)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(l	)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(p	)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(p	)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(p	)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(p	)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p	)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p	)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(s	)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(s	)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(s	)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(s	)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s	)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s	)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(g	)

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(h	)

10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(i	)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(j	)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(j	)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(k	)

Exhibit Number	Description	Reference

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(n	)

10.46#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(n	)

10.47#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l	)

10.48#	Amended and Restated Non-Management Directors Compensation Plan	(l	)

10.49#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(l	)

10.50#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(m	)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(o	)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(o	)

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(p	)

10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(s	)

10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(q	)

10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(r	)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(s	)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.
(h)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(i)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(j)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(k)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(m)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(q)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(r)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and subsequently amended on August 24, 2011 as an Exhibit to the Company’s Amendment No. 1 to Current Report on Form 8-K/A and is incorporated herein by reference.
(s)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: October 29, 2012