Form 10-K
period 2012-12-31
HERBALIFE LTD.
filed 2013-02-19
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF	THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

There were 103,087,586 common shares outstanding as of February 13, 2013. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $4,046 million as of June 30, 2012, based upon the last reported sales price on the New York Stock Exchange on that date of $48.33.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2012, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•

any collateral impact resulting from the ongoing worldwide financial environment, including the availability of liquidity to us, our customers and our suppliers or the willingness of our customers to purchase products in a difficult economic environment;

•	our relationship with, and our ability to influence the actions of, our distributors;

•	improper action by our employees or distributors in violation of applicable law;

•	adverse publicity associated with our products or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

•	changing consumer preferences and demands;

•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our distributor relations and operating results;

•	the competitive nature of our business;

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

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our distributors;

•	product liability claims;

•	whether we will purchase any of our shares in the open markets or otherwise; and

•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

The Company

Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd. and its subsidiaries. Herbalife Ltd. is a holding company, with substantially all of its assets consisting of the capital stock of its direct and indirectly-owned subsidiaries.

PART I

Item 1.	BUSINESS

GENERAL

We are a global nutrition company founded in 1980 that sells weight management, healthy meals and snacks, sports and fitness, energy and targeted nutritional products as well as personal care products. Herbalife distributes and sells its products through a network of independent distributors, using the direct selling channel. As of December 31, 2012, we sold our products in 88 countries to and through a network of approximately 3.2 million independent distributors. In China, in order to comply with local laws and regulations, we sell our products through, sales representatives, sales officers, independent service providers and in retail stores. We believe the enhanced consumer awareness and the demand for our products due to the global obesity epidemic coupled with the effectiveness of our distribution network and actively engaged distributors have been the primary reasons for our success throughout our 33-year operating history.

We categorize our science-based products into four principal groups: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition. Weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition accounted for 62.7%, 23.2%, 5.2% and 3.6% of our net sales in fiscal year 2012, respectively. Our operating segments are based on geographical operations in six regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East and Africa), Asia Pacific and China.

We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact, coaching and education between distributors and their customers. This frequent, personal contact can enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, our distributors consume our products themselves, and therefore can provide first-hand testimonials of the effectiveness of our products to their customers, which can serve as a powerful sales tool.

People become Herbalife distributors for a number of reasons. Many join simply to receive a discounted price on products for consumption by their families. Our distributors, who are independent contractors, also have the opportunity to profit from selling our products and upon achieving certain qualification status can earn royalties and bonuses on sales made by distributors whom they sponsor into their sales organizations.

PRODUCT OVERVIEW

For 33 years, our products have helped distributors and their customers from around the world lose weight, improve their health and experience life-changing results. As of December 31, 2012, we marketed and sold 140 products encompassing over 4,900 SKUs. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our distributors and their customers.

The following table summarizes our products by product category.

Product Category	Description	Representative Products
Weight Management
(62.7%, 62.5%, and 62.1% of net sales for 2012, 2011 and 2010 respectively)	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Prolessa™ Duo and Protein Bars

Targeted Nutrition
(23.2%, 22.8%, and 23.0% of net sales for 2012, 2011 and 2010, respectively)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Aloe Concentrate, Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, COQ10 Plus

Energy, Sports & Fitness
(5.2%, 4.9%, and 4.4% of net sales for 2012, 2011 and 2010, respectively)	Products that support a healthy active lifestyle	Herbalife24 product line, Liftoff® energy drink, H3O™ hydration drink

Outer Nutrition
(3.6%, 4.3%, and 4.7% of net sales for 2012, 2011 and 2010, respectively)	Facial skin care, body care, and hair care	Skin Activator® anti-aging line, Herbal Aloe Bath and Body Care line, NouriFusion® multivitamin skin care line, Radiant C antioxidant skin care line

Literature, Promotional and Other Products
(5.3%, 5.5%, and 5.8% of net sales for 2012, 2011 and 2010, respectively)	Start-up kits, sales tools, and educational materials	International Business Packs, BizWorks

Weight Management

Weight Management is our largest product category representing 62.7% of our net sales for the year 2012. Formula 1, our best-selling product line, is a healthy meal with soy protein, fiber, botanicals plus essential vitamins and minerals that is available in various delicious flavors to help support weight management. It has been the centerpiece of our weight management program for 33 years and generated approximately 29% of net sales for the year 2012. We continue to be the worldwide leader in meal replacements and in many markets we have also recently introduced meal replacement bars under our Formula 1 product line.

Targeted Nutrition

We sell numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. These supplements contain quality botanicals, vitamins, minerals and other natural ingredients and focus on specific life stages of our customers, including women, men, children and those with health concerns, including heart health, healthy aging, digestive health, or immune solutions. Niteworks® is a product developed with Nobel Laureate in Medicine, Dr. Louis Ignarro, which supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Garden 7® which was developed by Dr. David Heber, head of our Nutrition Advisory Board, is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables and has anti-oxidant and health-boosting properties. Best Defense® is an effervescent drink that helps boost immunity.

Energy, Sports & Fitness

We sell numerous products designed to meet the nutritional needs of athletes. The Herbalife24 product line is a complete, seven-product program, formulated to meet the nutritional needs of the 24 Hour Athlete®, whether they be a top professional, or amateur fitness enthusiast. The Herbalife24 product line enables athletes to customize their nutrition program based on personal training and competitive demands throughout the day. The entire line was formulated based on peer-reviewed clinical research, collaboration between leading Herbalife scientists, and the input of professional athletes. Each product is certified and tested for substances banned by professional and collegiate athletic governing bodies.

Outer Nutrition

Our Outer Nutrition products complement our weight management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers, facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women.

Literature, Promotional and Other Products

We also sell literature and promotional materials, including “International Business Packs,” sales tools, and educational materials designed to support our distributors’ sales and marketing efforts. We also provide internet based tools such as BizWorks, a customizable retail website for our distributors to enhance the on-line experience and improve their productivity.

NETWORK MARKETING PROGRAM

General

Our products are distributed through a global network marketing organization comprised of approximately 3.2 million independent distributors, many of whom are simply discount customers, operating in 88 countries as of December 31, 2012. In China, due to local regulations, our sales are conducted through Company operated retail stores, sales representatives, sales officers and independent service providers; in the areas where we have a direct selling license, our representatives, officers and independent service providers can sell Herbalife product outside of the retail establishments.

In addition to helping our distributors and their customers achieve their goals of health and wellness through consumption of our products, we offer our distributors, who are independent contractors, a potential income opportunity. Distributors may earn income on their own retail sales and can also earn commissions, such as royalties and bonuses, based on purchases of our products made by their sales organization for consumption or resale. We believe that our products are particularly well-suited to the network marketing distribution channel given the need for consumer education of nutrition products and the high touch and service for those customers on weight loss or weight management programs. We believe our continued commitment to develop high-quality, science-based products will enhance our distributors’ ability to attract new distributors and consumers. Our sales are generated primarily from distributor purchases that are for reasons other than earning multi-level compensation under the Company’s marketing plan. The majority of our distributors have not sponsored another distributor and do not earn compensation relating to products sales made by or to other distributors. We believe these distributors have joined the network for reasons other than participating in our multi-level compensation plan such as personal consumption and reselling products to others to earn retail profit.

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

Structure of the Network Marketing Program

To become a distributor in most markets, a person must be sponsored by an existing distributor and must purchase an International Business Pack, or IBP. The IBP is a distributor kit available in local languages which typically includes product samples, a handy tote, booklets describing us, our compensation plan and rules of distributor conduct, various training and promotional materials, distributor applications and a product catalog, The cost of an IBP varies by market and provides a low cost entry for incoming distributors. IBPs have no Volume Point value and therefore do not generate any distributor compensation and cannot be used for distributor qualifications or recognition purposes under the Company’s marketing plan. Volume Points are point values assigned to each of our products for use by the Company to determine a distributor’s sales achievement level. We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products in the market.

People become Herbalife distributors for a number of reasons. Some join simply to receive a wholesale price on products they and their families can enjoy. Some join to earn part-time money wanting to give direct sales a try, whereas others are drawn to Herbalife because they can be their own boss and can earn rewards based on their own skills and hard work.

In addition to the benefit distributors receive from discounted prices on product they and their families can enjoy, distributors can earn profit from several sources. First, distributors may earn profits by purchasing our products at wholesale prices, which are discounted 25% to 50% from suggested retail prices depending on the distributors’ level within our distributor network, and selling our products to retail customers or to other distributors within their sales organization. Second, distributors who sponsor other distributors and establish their own sales organizations may earn (1) royalty overrides, up to 15% of product retail sales in the aggregate, (2) production bonuses, up to 7% of product retail sales in the aggregate and (3) the Mark Hughes bonus, up to 1% of product retail sales in the aggregate. Royalty overrides and bonuses together with the distributor allowances represent the potential earnings to distributors of up to approximately 73% of retail sales. Each distributor’s success is dependent on two primary factors: (1) the product sales made by a distributor and the activity of his or her sales organization, and (2) the time, effort and commitment a distributor puts into his or her Herbalife business.

Distributors, with the exception of China, earn the right to receive royalty overrides upon attaining the level of sales leader and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a distributor becomes a sales leader, he or she has the opportunity to qualify by earning specified amounts of royalty overrides for the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receives production bonuses of up to 7%. We believe that the opportunity for distributors to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive distributors.

To become a sales leader, or qualify for a higher level, distributors must achieve specified volume thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify once each year. To attain sales leader status, a distributor generally must be responsible for sales of products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. An additional optional qualification, introduced globally in October 2009, allows for a distributor to achieve sales leader level by personally placing orders with Herbalife that accumulate to 5,000 volume points within 12 months. Sales leaders may then attain higher levels (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle), and earn royalty overrides based on purchases for personal use or resale made by persons in their downline sales organizations and, for members of our Global Expansion Team and above, distributors can earn production bonuses on purchases for personal use or resale made by persons in their downline organizations. China has its own unique marketing program which differs from that described above.

Under the regulations published by the Chinese Government, direct selling companies are limited to the payment of gross compensation to direct sellers of up to a maximum 30% of the revenue they generate through their own sales of products to consumers. We have incurred and will continue to incur substantial ongoing costs relating to the inclusion in the China business model of Company operated retail stores, sales representatives, sales officers and independent service providers and Company provided training and certification procedures for sales personnel, features not common elsewhere in our traditional business model.

The following table sets forth the number of our sales leaders and sales leader retention rates as of each of the following re-qualification periods:

	At the End of February
	Number of Sales Leaders			Sales Leader Retention Rate
	2012	2011	2010	2012	2011	2010
North America	79,150	72,152	64,668	51.1%	48.6%	43.3%
Mexico	67,959	54,526	47,068	59.2%	57.9%	50.4%
South & Central America	65,653	50,288	51,060	55.7%	47.3%	34.1%
EMEA	55,121	49,696	47,080	61.5%	58.6%	51.9%
Asia Pacific (excluding China)	116,158	90,822	75,635	40.2%	38.4%	38.6%

Total Sales Leaders	384,041	317,484	285,511	52.0%	48.9%	43.0%
China	26,262	30,543	27,415

Worldwide Total Sales Leaders	410,303	348,027	312,926

In February of each year, we remove from the rank of sales leader those individuals who did not satisfy the sales leader qualification requirements during the preceding twelve months. Distributors who meet the sales leader requirements at any time during the year are promoted to sales leader status at that time, including any sales leaders who were removed, but who subsequently re-qualified. For the latest twelve month re-qualification period ending January 31, 2013, approximately 51.8% of our sales leaders, excluding China, re-qualified. Typically, distributors who purchase our product for personal consumption or for short term weight loss or part-time income goals may stay with us for several months to one year while sales leaders who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling distributors as to the amount and source of product sales which are not directly verifiable by us. For sales leaders to re-qualify and retain their distributor organization and associated earnings, they need to accumulate 4,000 volume points in one month or 2,500 volume points in each of two consecutive months. In order to promote retailing of our products, any sales leaders who accumulate at least 4,000 volume points in the 12-month period can re-qualify as a sales leader and retain a discount of 50% from suggested retail prices, but will forfeit their distributor organization and associated future earnings. Effective for the requalification period ending January 2012, the forfeiture of distributor organization will not take effect for sales leaders who achieve 10,000 volume points or more within the 12-month period.

Distributor Motivation and Training

We believe that personal and professional development, along with product knowledge and sales and marketing training are key to our distributors’ success and therefore we, and our distributor sales leaders have established a consistent annual schedule of meetings and events to support this important objective. We and our distributor leadership conduct thousands of training sessions annually on local, regional and global levels to provide product education, sales and marketing training, for the professional development of our distributors.

As with any sales force, reward and recognition programs are a significant component in motivating our distributor sales leaders. We invest in regional and worldwide events and promotions to motivate our sales leaders to achieve and exceed sales, recruiting and retention goals.

GEOGRAPHIC PRESENCE

As of December 31, 2012, we conducted business in 88 countries throughout the world. The top ten countries worldwide represented approximately 73.4%, 73.0%, and 72.8% of net sales in 2012, 2011 and 2010, respectively. The following chart sets forth the countries in which we operated as of December 31, 2012, organized in our six geographic regions, and the year in which we commenced operations. In these countries, we typically maintain a physical presence and provide sales, marketing, call center, logistics and distribution services. Globally we distribute our products directly through over 400 company locations and coupled with certain retail partners, our products can be accessed at over 700 locations.

Country	Year Entered
North America
USA	1980
Canada	1982
Jamaica	1999
Aruba	2010
Trinidad & Tobago	2012
Mexico	1989
South and Central America
Dominican Republic	1994
Venezuela	1994
Argentina	1994
Brazil	1995
Chile	1997
Panama	2000
Colombia	2001
Bolivia	2004
Costa Rica	2006
Peru	2006
El Salvador	2007

Country	Year Entered
Ecuador	2008
Honduras	2008
Nicaragua	2008
Guatemala	2008
Paraguay	2009
Uruguay	2012
Asia Pacific
Australia	1983
New Zealand	1988
Japan	1989
Hong Kong	1992
Philippines	1994
Taiwan	1995
South Korea	1996
Thailand	1997
Indonesia	1998
India	1999
Macau	2002
Singapore	2003

Country	Year Entered
Malaysia	2006
Vietnam	2009
China	2001
EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998

Country	Year Entered
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005
Zambia	2007
Romania	2008
Bulgaria	2010
Georgia	2011
Belarus	2011
Lebanon	2011
Mongolia	2011
Ghana	2011
Slovenia	2012
Serbia	2012
Macedonia	2012
Armenia	2012
Kazakhstan	2012
Bosnia and Herzegovina	2012
Moldova	2012

The following table shows net sales by geographic region.

Geographic Region	Net Sales			Percent of Total Net Sales 2012	Number of Countries December 31, 2012
	Year Ended December 31,
	2012	2011	2010
	(In millions)
North America	$841.2	$698.6	$614.1	20.7%	5
Mexico	496.1	436.9	334.0	12.2%	1
South & Central America	688.8	554.4	390.4	16.9%	17
EMEA	627.8	615.2	527.8	15.4%	50
Asia Pacific	1,139.9	938.6	683.5	28.0%	14
China	278.5	210.8	184.4	6.8%	1

Worldwide	$4,072.3	$3,454.5	$2,734.2	100.0%	88

For financial data by segment see Note 10, Segment Information, to the Consolidated Financial Statements.

Our primary opportunity for future growth is to develop and further penetrate existing markets through various growth strategies. Additionally, we will continue to expand our presence into new markets where the relevance of our products and distribution channel provide an economic opportunity to our distributors and us.

MANUFACTURING, WAREHOUSING AND DISTRIBUTION

Our objective is to provide the highest quality products to our distributors and their customers. We seek to accomplish this goal through implementation of our “seed to feed” strategy that includes significant investments in quality assurance, scientific personnel, product testing, and increasing the amount of self-manufacturing of our top products. Our seed to feed strategy is rooted in using quality ingredients from traceable sources coupled with the vertical manufacturing of our most popular products. Ingredients are sourced from companies that are large and reputable suppliers in their respective field. For example Soy, our number one ingredient, is sourced from Solae (a division of Dupont) and ADM. Our vitamins, minerals and other key ingredients come from companies such as DSM (formerly Roche Vitamins) and BASF. Other key suppliers include Tate & Lyle, Danisco (a division of Dupont), Kyowa Hakko, and Naturex. In addition to our own modern quality processes, sourcing from these suppliers also provides integrity to our ingredients by utilizing similar quality processes, equipment, expertise and traceability provided by these leading ingredients companies. For our botanical products, our seed to feed strategy also includes self-manufacturing our teas and herbal ingredients. In 2012, we completed our botanical extraction facility in Changsha (Hunan) China. Our procurement activities now stretch back to the farms and will include the complete self-processing of teas and botanicals into finished raw materials. The facility is in its ramp up phase, which will span several years to accommodate our rigorous ingredient qualification process, with an ultimate goal of producing our teas and the majority of our important botanical products.

The foundation for high quality products is the quality of the ingredients as noted above. The next key component of our seed to feed strategy involves the high quality manufacturing of these ingredients into finished products, including vertical manufacturing. In addition to self-manufacturing, we purchase products from third-party manufacturers which account for the majority of our product purchases. During 2012, we purchased approximately 31% of our products from our top three third-party manufacturers. We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process. Our current strategy is to continue expanding our self-manufacturing. We accelerated this initiative with the 2009 acquisition of Micelle Labs in Lake Forest, California and renovating the facility into a high-output, high-quality powder and liquid manufacturer. We call this facility the Herbalife Innovation and Manufacturing Facility (or “HIM”) Lake Forest. We have taken similar steps to support our China market, with our HIM Suzhou facility which began operation in 1999. Together, these facilities produce approximately 30% of our products sold worldwide. As a continuation of this strategy, in December 2012, we purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina. This facility is currently under design and renovation with an expected opening in the summer of 2014. Once this facility is online and fully operational, we estimate that 60%-65% of our worldwide product sales will be self-manufactured in our HIM facilities around the world. In our U.S. Company-owned facilities, which primarily produce for the US, Canada and Mexico markets, we operate and test to the U.S. FDA’s strict dietary supplement current Good Manufacturing Practices (cGMPs), even though many of the products being manufactured are classified as food products. For those products not manufactured at HIM facilities, and are typically exported, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above, use of reputable, cGMP-compliant manufacturing partners, a significant supplier qualification and annual audit program and finally significant product quality testing. Regardless of the manufacturing site, we own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements.

In addition to ensuring the highest quality ingredients and building the quality into the finished products, we test our incoming raw materials and outgoing finished goods for identity, heavy metal, pesticides and other contaminants, microbiological purity, and label claim. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the US and China. We have our main quality control lab in Southern California. We also have full quality control labs in HIM Suzhou and HIM Changsha to test products produced at those facilities. In addition we are in the process of creating a global quality control facility in our HIM Changsha facility that will test products made at non-HIM facilities, even though they are already tested at audited contract manufacturer labs or 3rd party labs. Finally as part of HIM Winston-Salem, we are building what will be our largest quality control laboratory. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. We employ over 200 professionals performing science or technical related functions, which includes product development, quality control, and scientific and regulatory affairs around the world.

The final part of our seed to feed strategy is delivering the high-quality product to our distributors and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, our strategy is to provide more product access points closer to our distributors and their customers. We operate in over 400 distribution points ranging from “hub” distribution centers, or DCs, in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries which include Mexico and South Korea, to small pickup locations spread throughout the world. In addition to these Company-run distribution points, Herbalife partners with over 300 retail locations, primarily in Mexico and India, to provide distributor pickup points in areas which are not well serviced from Herbalife-run distribution points. We are also experimenting with automated sales kiosks that will provide additional access points to our products. As many of our products can be temperature sensitive, we monitor our DCs for temperature and humidity and often will use shipping tags which monitor these parameters on certain shipment lanes and which provide information to help make adjustments to shipping mode or packaging components to ensure the quality of the product being delivered to a Herbalife Distribution Center.

With the shift noted above to daily consumption, we are increasingly shipping directly to smaller distributors and in many cases directly to customers of our distributors. This has resulted in an increase in the number of orders and a corresponding decrease in the size of the average order. This has led us to increase the size and capabilities of our main distribution centers and install modern picking systems in our Hub DCs, beginning in 2012. We will continue to make the necessary investments to support this ongoing trend in our business.

PRODUCT RETURN AND BUYBACK POLICIES

In most markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days of purchase to their distributor from whom it was purchased for a full refund from the distributor or credit toward the purchase of another Herbalife product. If they return the products to us on a timely basis, the distributor may obtain replacement product from us for such returned products. In addition, in most jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a distributor who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product. Together product returns and buybacks were approximately 0.3%, 0.4%, and 0.4% of product sales for the years ended December 31, 2012, 2011 and 2010, respectively.

OUR COMPETITIVE STRENGTHS AND BUSINESS STRATEGY

As a global nutrition company, we believe that the direct selling channel is the most effective way to sell our products given the need for consumer education of nutrition products and the high touch and service for those customers on a weight loss or weight management program. Our objective is sustainable growth in the sales of our products to our distributors and their customers by increasing the retailing productivity, recruitment, and retention of our distributor base through the following strategies and competitive strengths:

Distributor Base

As of December 31, 2012, we had approximately 3.2 million distributors, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, many of whom are simply discount customers. Collectively, we currently refer to this group as “distributors.”

People become Herbalife distributors for a number of reasons. Some join to receive a discounted price on products they and their families consume. Additionally, some people join to earn part-time money, wanting to give direct sales a try, whereas others are drawn to Herbalife because they can be their own boss and can earn rewards based on their own skills and hard work. Since many distributors join the network for reasons other than the business opportunities, we are working on developing more fitting terminology for its distributor base.

Currently, approximately 629,000 or 20% of our 3.2 million distributors have attained the level of sales leader, a total which is comprised of approximately 583,000 sales leaders in the 87 countries where we use our traditional marketing plan and approximately 46,000 China sales officers and independent service providers operating under our China marketing plan. Collectively, we refer to this group as “sales leaders.” Due to changes in China’s labor laws, effective in the third quarter of 2011, we no longer have sales employees in China as they have been transitioned to sales officers and independent service providers.

Distributors may sponsor other distributors and in an attempt to build a sales organization, whether they have attained the sales leader level or not. A significant majority of our distributors, however, are “single level” distributors who have not sponsored another distributor. These single level distributors are generally considered discount buyers or small retailers, although a small number of these single-level distributors have attained the sales leader level.

Driving Daily Consumption – A Central Strategy

Herbalife works closely with its distributors to support daily consumption initiatives. This sustainable business model is built on a three-fold foundation of (1) effective, systematic distributor training; (2) frequent distributor contact with their customers; and (3) deeper penetration into communities, that is, capturing more customers in a given geographic area. In many instances, distributors achieve frequent contact with their customer base utilizing Distributor Methods of Operations, or DMOs, such as Nutrition Clubs, Weight Loss Challenges and Herbalife Fit Camps.

Our Product Strategy

Our product strategy is focused on providing high-quality, science-based products that can support a healthy active lifestyle for distributors and their customers in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and Outer Nutrition. We rely on the scientific contribution from members of the Company’s Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. Additionally, to support our daily consumption initiatives, our product strategy includes projects such as seasonal flavors of our meal replacement shake, new flavors of top selling products and various package sizes. We aim to have at least one major product launch each year, timed around our major regional distributor education and training events. These launches generally target specific product categories we deem strategic to our business.

Our Distributor Training Events and Promotions

We use product education and sales and marketing training events and promotions on a local, national and international scale to help strenghten the personal and professional skills of our distributors, which can allow them to become more effective in building sales organizations as well as developing customer relationships and maintaining high customer retention rates. These events also serve as the platforms to showcase and disseminate best-practices from around the world (such as Nutrition Clubs, Lifestyle centres and offices, Weight Loss Challenges, The Total Plan, Super and Mega HOM’s, Roadshows, Product sampling initiatives, Fit Camps and other business methods, as well as new, or upgraded product introductions.

Our Brand

To increase our brand awareness we and our distributors have entered into numerous marketing alliances around the world. Herbalife sponsorships of and partnerships with featured athletes, teams and events promote brand awareness, the use of Herbalife products, and “Better living through nutrition.” We continue to build brand awareness and work towards becoming the most trusted brand in nutrition. We also work to leverage the power of our distributor base as a marketing and brand-building tool. We maintain a brand style guide and brand asset library so that our distributors have access to the Herbalife brand logo and marketing materials for use in their marketing efforts.

Improved Product Access

As adoption of daily consumption methods expands, we have identified a number of methods and approaches that better support distributors by providing access points closer to where they do business. Specific methods vary by markets, considering local distributor needs as well as infrastructure and available resources. We continue to expand the number of Sales Centers, smaller pick up locations (including third party collection points), brand experience centers and automated sales centers. This expansion is based on the needs of our distributors and the growth of the business primarily from deeper penetration into existing markets. For example, in 2010 we initiated a distribution agreement with a large retailer in Mexico. This agreement allows our distributors to pick up their product orders at the retailer’s customer service counters at approximately 300 locations. We believe that by leveraging the retailer’s distribution system we are providing our distributors with easier product access. We will continue to evaluate the need to increase the number of sales centers in existing and additional markets.

Our Infrastructure

We continue to invest in our technology infrastructure to support the growth in order transactions and net sales as well as our vertical manufacturing initiative. We continue to leverage the Oracle business suite platform by adding new modules to help support our business growth, improve productivity and support our strategic initiatives. In 2012, we implemented Oracle’s process manufacturing module in our botanical extraction facility in Changsha, Hunan, China. We also implemented a global human resource management system. In addition, we have upgraded our Internet-based marketing and distributor services platform with tools such as BizWorks, MyHerbalife, Go Herbalife, iChange, Herbalife Mobile and other internet based and social media tools. We continue to invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these tools so that we can take advantage of the rapid development of technology around the globe.

We believe our “Seed to Feed” strategy allows us to better control the quality, cost, and supply reliability of our raw materials and finished products. The strategy was initiated in 2009 with the purchase of certain assets of Micelle Laboratories, Inc., a Lake Forest, California contract manufacturer of food and nutritional supplements. We purchased these assets to expand our manufacturing capabilities and completed modifications to this facility in 2011. We continued the execution of this strategy with the announcement of a joint venture in Changsha, Hunan, China to build a botanical extraction facility that will provide improved traceability and processing of our botanical raw materials and which was completed and operational in late 2012. Additionally, in December 2012 we purchased a manufacturing facility in Winston-Salem, North Carolina, which will allow us to further increase the self manufacturing of the Company’s top selling products.

Scalable Business Model

Our business model enables us to grow our business with moderate investment in our infrastructure and fixed costs. We require no Company-employed sales force to market and sell our products. We incur no direct incremental cost to add a new distributor in our existing markets, and our distributor compensation varies directly with sales. In addition, our distributors bear the majority of our consumer marketing expenses, and sales leaders sponsor and coordinate a large share of distributor recruiting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of having both our own manufacturing facilities and numerous third party manufacturing relationships, as well as our global footprint of in-house distribution centers.

Geographic Diversification

We have expanded our network marketing organization into 88 countries as of December 31, 2012. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our exposure to any one particular market. We opened nine new markets during 2012 and our strategic plan includes a goal of opening several new markets during 2013. New markets opened in 2012 accounted for only approximately 0.6% of net sales in 2012.

Our Science and our Products

We are committed to providing our distributors with high-quality, science-based products to help them increase consumption and the retailing of our products, and if relevant, the recruiting and retention of their sales organization. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with both our Nutrition Advisory Board and key ingredient suppliers to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with distributor leadership to successfully develop and launch the product.

We believe our focus on nutrition and botanical science and our efforts at combining our internal efforts with the scientific expertise of outside resources that include our ingredient suppliers as well as our Nutrition Advisory Board and the resources of the UCLA Lab for Human Nutrition discussed below have resulted in product differentiation that has given our distributors leadership and consumers increased confidence in our products.

The Company continues to increase its investments in the areas of science and other technical functions including: research and development associated with creating new product formulations, clinical studies of existing or products in development, technical operations to improve current product formulations, quality assurance and quality control to establish the appropriate quality systems, controls and standards as well as rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Globally we spent approximately $45 million in 2012 on these activities, excluding any royalty fees associated with our products, which included approximately $1 million of research and development spending.

In 2010, we launched the Herbalife Nutrition Institute. The Institute is an informational resource dedicated to promoting excellence in the field of nutrition. The Institute’s website is our primary communication vehicle, and educational resource for the general public, government agencies, the scientific community, and our distributors, about good nutrition and basic health. Its mission is to encourage and support research and education on the relationship between good health, balanced nutrition and a healthy active lifestyle. In addition to providing research and education on the website and through sponsored conferences and symposia, the Institute will have associations with major nutrition science organizations.

Part of the Herbalife Nutrition Institute is the Company’s Nutrition Advisory Board. The Nutrition Advisory Board is comprised of leading experts around the world in the fields of nutrition and health who educate our distributors on the principles of nutrition, physical activity and healthy lifestyle. The Institute and the Nutrition Advisory Board are chaired by David Heber, M.D., Ph.D., director of the Center for Human Nutrition at the University of California, Los Angeles (UCLA).

We believe that it is important to maintain our relationships with members of our Nutrition Advisory Board and the editorial board of the Herbalife Nutrition Institute by recognizing the time and effort that they expend on our behalf. Each member of our Nutrition Advisory Board, other than Dr. Heber, generally receives approximately $20,000 annually, plus approximately $1,500 for every day that they appear at a distributor event and approximately $500 for every day that they need to travel to such events. Members of the editorial board of the Herbalife Nutrition Institute are compensated for their time and efforts by receiving a $5,000 annual stipend, except Dr. Lou Ignarro. We do pay a consulting firm, with which Dr. Ignarro is affiliated, a royalty on sales of Niteworks®, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s education and consulting, promotional or endorsement services, with such amounts totaling $3.2 million, $2.9 million and $2.3 million, in 2012, 2011, and 2010, respectively. Generally, other than the equity awards granted in 2012, 2011, 2010 and 2005, Dr. Heber receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a firm, with which Dr. Heber is affiliated, a quarterly fixed royalty of $75,000.

We have also made contributions to the UCLA Lab for Human Nutrition. We have invested in this lab since 2002 with total donations of approximately $1.5 million which includes donations of lab equipment and software. UCLA agreed that the donations would be used for further research and education in the fields of weight management and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA involves clinical studies and research regarding botanical ingredients, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals. Additionally in 2010, we initiated a botanical identification program with UCLA which is intended to help with the operational activities in our quality labs in China and the U.S. and in our botanical extraction facility in Changsha, Hunan, China.

COMPETITION

The categories of weight management, nutrition and personal care products are very competitive in many channels including those of direct selling, the internet, in specialty retailers and the discounted channels of food, drug and mass merchandise. Herbalife has differentiated itself from the peer group through our distributor focus on the consultative and education nature of the sales process and the frequent contact that many distributors have with their customers. From a competitive stand point, there are many providers and sales outlets of weight management products including quick-service restaurants and specialty retailers, but none that have effectively coupled the product, personal coaching and the product access provided by our daily consumption business methods such as nutrition clubs, weight loss challenges or fit camps.

We are subject to competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, nutritional supplements and personal care products, as well as other types of products. Our ability to remain competitive depends on having relevant products that meet consumer needs, a rewarding compensation plan, and a financially viable company.

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

Products

In the United States, the formulation, manufacturing, packaging, storing, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Patrol, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. FDA regulations require us and our suppliers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packing and storage of foods, dietary supplements and OTC drugs. Herbalife has implemented enhancements, modifications and improvements to its manufacturing and corporate quality processes and believes we and our contract manufacturers are compliant with the FDA’s cGMP regulations with respect to dietary supplements, foods, and OTC drugs sold by Herbalife in the United States. The final cGMP rule has resulted in additional costs. See item 1A — Risk Factors for further discussion regarding the promulgated cGMP regulations. If we were to be found not in compliance with cGMP regulations, it could have a material adverse effect on our results of operations and financial statements.

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

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, the revisions are generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994 will require evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. During July, 2011, the FDA promulgated its New Dietary Ingredient Notification Draft Guidance, or the draft Guidance, representing the agency’s thinking at the time on this subject. On October 13, 2011, Herbalife submitted its comments to the FDA suggesting six ways that it believes would make the draft Guidance more workable for the Company and for the agency while others in the industry have called for the agency to withdraw the draft Guidance. During December 2012, following consultation with stakeholders, the FDA indicated it intends to revise the draft guidance. It is uncertain what form a final Guidance would take. Manufacturers or marketers of dietary supplements in the United States and certain other jurisdictions that make product performance claims, including structure/function claims, must have substantiation in their possession that the statements are truthful and not misleading. Depending on the form of any final Guidance issued by the FDA on the use of New Dietary Ingredients, the Company may be required to substantiate that so-called “grandfathered” ingredients used in our products were actually used in commerce in food prior to the passage of DSHEA on October 15, 1994. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods, health supplements or food supplements.

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

The FDA’s decision on February 6, 2004 to ban ephedra triggered a significant reaction by the national media, some of whom are calling for the repeal or amendment of DSHEA. These media view supposed “weaknesses” within DSHEA as the underlying reason why ephedra was allowed to remain on the market. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance new legislation during the 112th Congress to amend or repeal DSHEA or to regulate specific product types or the use of specific ingredients. If this should occur we believe that the DSHEA opponents may propose one or more of the following: (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants; (3) reversal of the burden of proof standard which now rests on the FDA; and (4) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

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

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practices, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007. The final rule requires that companies establish written procedures governing: (1) personnel, (2) plant and equipment cleanliness, (3) lab and testing, (4) packaging and labeling, and (5) distribution. The FDA also required 100 percent identity testing of all incoming raw materials, although an interim final rule enables companies to petition for an exemption from the 100 percent testing requirement if they can demonstrate the existence of an appropriate statistical sampling program. The cGMPs help ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. We have evaluated the final cGMP rule with respect to its potential impact upon our own manufactur-

ing facilities and upon the various contract manufacturers that we use to manufacture our products, some of which may not have met the standards The final cGMP rule has resulted in additional costs. See Item 1A — Risk Factors for further discussion regarding the promulgated cGMP regulations.

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

In 2005 Herbalife voluntarily elected to withdraw its Sesame & Herb tablet product from the Israeli market. This product, which had been on the market since 1989, was sold only in Israel. Herbalife’s voluntary decision to withdraw this product accompanied the initiation of a review by the Israeli Ministry of Health of anecdotal case reports of individuals having varying liver conditions when it was reported that a small number of these individuals had consumed Herbalife products. Herbalife scientists and medical doctors have closely cooperated with the Israeli Ministry of Health to facilitate this review. No regulatory action has been taken by the Israeli Ministry of Health or by any of the 27 other regulatory agencies around the world which have looked into related matters.

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

In Europe, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims dossiers. ESFA’s opinions, which have been accepted by the European Commission, are having a limiting effect on the use of certain nutrition-specific claims made for our products. Herbalife is currently revising affected product labels to ensure regulatory compliance. Until all modified labels are in the marketplace, there is the possibility that one or more EU Member States could take enforcement action.

In some countries, regulations applicable to the activities of our distributors also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our distributors’ conduct. In these countries, regulators may request or require that we take steps to ensure that our distributors comply with local regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or distributors; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed or certified for sale; and (5) classification by government agencies of our independent distributors as employees of the company.

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

Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment and therefore the conditions for possible penalty payments have not been fulfilled. The Company believes the trial court’s judgment is flawed legally and factually and on March 8, 2012 filed an appeal of the judgment with the Court of Appeal of Brussels. A preliminary hearing was held on April 2, 2012 setting a briefing schedule. Since then Test Aankoop filed its reply on July 6, 2012 and Herbalife’s response was filed on September 28, 2012. A further exchange of legal briefs is foreseen with the last brief due to be filed on February 12, 2013, after which date the parties can request the Court in Brussels to set a date for presentation of oral arguments. We believe that we have a meritorious basis to appeal this judgment. Nonetheless, the Company has implemented various relatively minor clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

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

As has been reported in the national media, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program. We believe, based upon the advice of experts and prior guidance from the FTC in this area, that our network marketing program is compliant with applicable law.

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

Trademarks and Proprietary Formulas

We use the umbrella trademarks Herbalife and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks®, Nourifusion®, and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. As of December 31, 2012, we currently have approximately 2,100 trademarks worldwide. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain sanitary registrations in many countries. We also make efforts to protect some unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

Executive Officers of the Registrant

The table sets forth certain information regarding each person who serves as an executive officer of the Company.

Name	Age	Position with the Company
Michael O. Johnson	58	Chief Executive Officer, Director, Chairman of the Board
Desmond Walsh	55	President
Richard Goudis	51	Chief Operating Officer
Brett R. Chapman	57	Chief Legal Officer and Corporate Secretary
John G. DeSimone	46	Chief Financial Officer

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

Brett R. Chapman is Chief Legal Officer and Corporate Secretary of the Company and has held these positions since November 2012 and October 2003, respectively. Before joining the Company in October 2003 as General Counsel and Corporate Secretary, Mr. Chapman spent thirteen years at The Walt Disney Company, most recently as its Senior Vice President and Deputy General Counsel, with responsibility for all legal matters relating to Disney’s Media Networks Group, including the ABC Television Network, the company’s cable properties including The Disney Channel and ESPN, and Disney’s radio and internet businesses. Prior to working at The Walt Disney Company, Mr. Chapman was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Chapman received his Bachelor of Science and Master of Science in Business Administration from California State University, Northridge and his Juris Doctorate from Southwestern University School of Law.

John G. DeSimone is Chief Financial Officer of the Company and has held this position since January 2010. Mr. DeSimone joined the Company in November 2007 as Senior Vice President — Finance and was promoted to the position of Senior Vice President — Finance & Distributor Operations in December 2008. From June 2004 through October 2007, Mr. DeSimone served as the Chief Executive Officer of Mobile Ventures, LLC (formerly known as Autoware, Inc.), an automotive aftermarket accessory distributor and retailer. Prior to working at Mobile Ventures, LLC, Mr. DeSimone previously served as the Controller, Vice President of Finance and Chief Financial Officer of Rexall Sundown, Inc., a multinational manufacturer and distributor of nutritional supplements and sports nutrition products that was publicly traded while Mr. DeSimone served as its Controller and Vice President of Finance. Mr. DeSimone received his Bachelor of Science in Business Administration from Bryant College (now known as Bryant University).

Employees

As of December 31, 2012, we had approximately 6,200 employees of which approximately 1,500 were located in the United States. These numbers do not include our distributors, who are independent contractors. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

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

The worldwide financial and economic environment could negatively impact our access to credit and the sales of our products and could harm our financial condition and operating results.

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

We distribute our products exclusively to and through approximately 3.2 million independent distributors, including 0.2 million in China, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

Our distributor organization has a high turnover rate, which is a common characteristic found in the direct selling industry. In light of this fact, we have our sales leaders re-qualify annually in order to maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2013, approximately 51.8% of our sales leaders, excluding China, re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Sales leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people in a short period of time.

We estimate that, of our approximately 3.2 million independent distributors, we had approximately 629,000 sales leaders as of December 31, 2012. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided thereby, has had, and could again have, a negative effect on our ability to attract, motivate and retain distributors, and it could also affect our share price. In the mid-1980’s, our products and marketing program became the subject of regulatory scrutiny in the United States, resulting in large part from claims and representations made about our products by our independent distributors, including impermissible therapeutic claims. The resulting adverse publicity caused a rapid, substantial loss of distributors in the United States and a corresponding reduction in sales beginning in 1985. In addition, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price.

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

From time to time, we receive inquiries from various government authorities requesting information from the Company. Following December 2012 market events and a subsequent meeting we requested with the staff of the SEC’s Division of Enforcement, the staff requested information regarding the Company’s business and financial operations. Consistent with its policies, the Company is and will fully corporate with these inquiries.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The ambiguity surrounding these laws can also affect the public perception of our company. Specifically, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general and may adversely affect our share price.

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment and therefore the conditions for possible penalty payments have not been fulfilled. The Company believes the trial court’s judgment is flawed legally and factually and on March 8, 2012 filed an appeal of the judgment with the Court of Appeal of Brussels. A preliminary hearing was held on April 2, 2012 setting a briefing schedule. Since then Test Aankoop filed its reply on July 6, 2012 and Herbalife’s response was filed on September 28, 2012. A further exchange of legal briefs is foreseen with the last brief due to be filed on February 12, 2013, after which date the parties can request the Court in Brussels to set a date for presentation of oral arguments. We believe that we have a meritorious basis to appeal this judgment. Nonetheless, the Company has implemented various relatively minor clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.

Approximately 80% of our net sales for the year ended December 31, 2012, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to distributors are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms which are significantly less favorable than the official rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be a foreign currency devaluation which could cause our cash and cash equivalents to decrease. If any of these events were to occur it could result in a negative impact to our consolidated earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our 2012 Annual Report on Form 10-K, for a further discussion on Venezuela.

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

Our supply contracts generally have a two-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have approximately 40 suppliers of our products. For our major products, we typically have both primary and secondary suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders, Nature’s Bounty (U.S.) for meal replacements and nutritional supplements, and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan, Taiwan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, fructose, dairy products, gums, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 29%, 29%, and 28% of net sales for the fiscal years ended December 31, 2012, 2011, and 2010, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $88 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and the 2011 year. On October 19, 2012, the Mexican Tax Administration Service issued a preliminary audit report for the January to September 2007 period which primarily focused on VAT allegations. The final audit report for the January to September 2007 period was issued on December 11, 2012 and is substantially similar to the preliminary report. The Company has not yet received any assessment related to the final audit report. The Mexican Tax Authority generally issues an assessment within six months of the final audit report.

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

We could become a “controlled foreign corporation” for U.S. federal income tax purposes.

We believe that we are currently not a “controlled foreign corporation” for U.S. federal income tax purposes. However, this conclusion depends upon the composition of shareholders who own 10% or more of our outstanding shares, applying special rules including constructive ownership rules (“10% shareholders”), and whether such 10% shareholders who are United States persons or entities own in the aggregate more than 50% of our outstanding shares. If we were to be or become a “controlled foreign corporation,” our 10% shareholders would be subject to special tax treatment. Any shareholders who contemplate owning 10% or more of our outstanding shares (taking into account the impact of any share repurchases we may undertake pursuant to share repurchase programs) are urged to consult with their tax advisors with respect to the special rules applicable to 10% shareholders of controlled foreign corporations.

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

Our stock price may be affected by speculative trading, including those shorting our stock.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. Following this public announcement in December 2012, our stock price dropped from $42.50 on December 18, 2012, to prices as low as $24.24 in the following week. Our stock price has continued to exhibit heightened volatility. As of January 15, 2013, the New York Stock Exchange reported a short interest of approximately 35.8 million of our common shares, which constitutes approximately 33% of our outstanding shares. As of the end of fiscal year 2012, the number of common shares sold short represented a significantly unusual high short position based on our historical trend, where our short interests in our common shares were less than 5% at the end of fiscal year 2011 compared to approximately 35% at the end of fiscal year 2012. It is also possible that the New York Stock Exchange short interest reporting system does not fully capture the total short interest and that it could be larger. Short sellers expect to make a profit if our common shares decline in value, and their actions and their public statements may cause further volatility in our share price. While a number of traders have publicly announced that they have taken long positions contrary to the hedge fund shorting our shares, the existence of such a significant short interest position and the related publicity may lead to continued volatility. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2012, we leased the majority of our physical properties. Our corporate executive offices are located in the LA Live complex in downtown Los Angeles, California, where we currently occupy approximately 65,000 square feet under a lease expiring in 2018. We also lease approximately 316,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through July 2021 and February 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 175,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico we lease approximately 140,000 square feet of office space with the term of the lease expiring in January 2018. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 178,000 square feet with the term expected to expire in April 2023.

As of December 31, 2012, we also owned a manufacturing facility in Winston-Salem, North Carolina. The manufacturing facility contains approximately 800,000 square feet of manufacturing and office space. See Item 1 — Business for further discussion of the manufacturing facility purchased in Winston-Salem, North Carolina.

In addition to the properties noted above, we also lease other warehouse, manufacturing and office buildings in a majority of our other geographic areas of operation. We believe that our existing facilities are adequate to meet our current requirements and that comparable space is readily available at each of these locations.

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

Quarter Ended	High	Low
March 31, 2012	$72.11	$50.70
June 30, 2012	$73.00	$42.15
September 30, 2012	$56.39	$44.79
December 31, 2012	$53.60	$24.24

Quarter Ended	High	Low
March 31, 2011	$41.26	$31.26
June 30, 2011	$58.72	$40.32
September 30, 2011	$63.35	$48.40
December 31, 2011	$63.40	$47.50

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

The closing price of our common shares on February 13, 2013, was $36.40. The approximate number of holders of record of our common shares as of February 13, 2013 was 744. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2012. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2007 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Five Year Total Return

	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Herbalife Ltd.	$100.00	$55.21	$106.74	$183.07	$280.55	$183.15
S&P 500 Index	$100.00	$63.00	$79.67	$91.68	$93.61	$108.59
Peer Index	$100.00	$64.34	$91.19	$93.76	$86.17	$80.15

Information with Respect to Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company’s board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. The aggregate amount of dividends paid and declared during fiscal year 2012, 2011, and 2010 was approximately $135.1 million, $85.5 million, and $53.7 million, respectively.

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including the Company’s earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Company’s credit facility entered into on March 9, 2011, as amended, or the Credit Facility, and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2012, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,379,941	$28.62	4,889,042
Equity compensation plans not approved by security holders	—	—	—
Total	4,379,941	$28.62	4,889,042

(1)	Consists of five plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the Consolidated Financial Statements.

(2)	Includes 1.8 million common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

(3)	Number of securities to be issued upon exercise of stock appreciation rights was calculated using the market price at December 31, 2012.

Information with Respect to Purchases of Equity Securities by the Issuer

On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, we announced that our board of directors authorized a new program for us to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by our management. On May 3, 2010, our board of directors approved an increase to this repurchase program from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date from April 2011 to December 2014.

On May 2, 2012, we entered into an agreement with Merrill Lynch International to repurchase $427.9 million of our common shares, which was the remaining authorized capacity under the repurchase program in effect at that time. Under the terms of the repurchase agreement, we paid $427.9 million on May 4, 2012 and the agreement expired on July 27, 2012. We received 5.3 million and 3.9 million of our common shares under the repurchase agreement during June 2012 and July 2012, respectively. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the agreement. On July 27, 2012, we completed the repurchase program upon the final delivery of common shares repurchased under the repurchase agreement.

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This new repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

The following is a summary of our repurchases of common shares during the three months ended December 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — October 31	—	—	—	$1,000,000,000
November 1 — November 30	1,076,978	$46.41	1,076,978	$950,015,378
December 1 — December 31	—	—	—	$950,015,378

Total	1,076,978	$46.41	1,076,978	$950,015,378

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Income Statement Data:
Net sales	$4,072,330	$3,454,537	$2,734,226	$2,324,577	$2,359,213
Cost of sales	812,583	680,084	558,811	493,134	458,396

Gross profit	3,259,747	2,774,453	2,175,415	1,831,443	1,900,817
Royalty overrides	1,338,633	1,137,560	900,248	761,501	796,718
Selling, general and administrative expenses(1)	1,259,667	1,074,623	887,655	773,911	771,847

Operating income(1)	661,447	562,270	387,512	296,031	332,252
Interest expense, net	10,541	2,491	7,417	5,103	13,222

Income before income taxes	650,906	559,779	380,095	290,928	319,030
Income taxes	173,716	147,201	80,880	87,582	97,840

Net income	$477,190	$412,578	$299,215	$203,346	$221,190

Earnings per share
Basic	$4.25	$3.51	$2.51	$1.66	$1.73
Diluted	$4.05	$3.30	$2.37	$1.61	$1.68
Weighted average shares outstanding
Basic	112,359	117,540	119,004	122,442	127,570
Diluted	117,856	124,846	126,495	126,194	131,538
Other Financial Data:
Retail sales(2)	$6,404,334	$5,427,844	$4,306,262	$3,690,061	$3,811,159
Net cash provided by (used in):
Operating activities	567,784	509,331	389,084	285,056	272,988
Investing activities	(125,000)	(92,086)	(69,136)	(71,322)	(84,964)
Financing activities	(371,241)	(337,799)	(263,162)	(213,327)	(205,067)
Depreciation and amortization	74,384	71,853	68,621	62,437	48,732
Capital expenditures(3)	122,797	90,855	68,125	60,128	106,813

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents	$333,534	$258,775	$190,550	$150,801	$150,847
Receivables, net	116,139	89,660	85,612	76,958	70,002
Inventories	339,411	247,696	182,467	145,962	134,392
Total working capital	246,957	220,130	124,770	83,536	82,869
Total assets	1,703,944	1,446,209	1,232,220	1,146,050	1,121,318
Total debt	487,607	203,621	178,166	250,333	351,631
Shareholders’ equity(4)	420,755	560,188	487,212	359,311	241,731
Cash dividends per common share	1.20	0.73	0.45	0.40	0.40

(1)	The years ended December 31, 2009 and 2008 include severance and related expenses associated with restructuring activities of approximately $1.3 million and $6.7 million, respectively.

(2)	Retail sales represent the gross sales amount reflected on our invoices to our distributors and are based on suggested retail prices. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to all discounts provided to our distributors referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and shipping & handling revenues.

Retail sales data is discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our use of retail sales reflects the fundamental role of “retail sales” in our systems, internal controls and operations, including the basis upon which the distributors are being paid. In addition, information in daily and monthly reports reviewed by our management includes retail sales data.

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Retail sales	$6,404,334	$5,427,844	$4,306,262	$3,690,061	$3,811,159
Distributor allowance	(2,927,408)	(2,483,122)	(1,968,769)	(1,696,444)	(1,778,866)

Product sales	3,476,926	2,944,722	2,337,493	1,993,617	2,032,293
Shipping & handling revenues	595,404	509,815	396,733	330,960	326,920

Net sales	$4,072,330	$3,454,537	$2,734,226	$2,324,577	$2,359,213

(3)	Includes acquisition of property, plant and equipment from capitalized leases and other long-term debt of $1.3 million, $0.4 million, $0, $0.4 million, and $18.2 million, for the years ended December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(4)	During the years ended December 31, 2012, 2011, 2010, 2009, and 2008, we paid an aggregate $135.1 million, $85.5 million, $53.7 million, $48.7 million, and $50.7 million in dividends, respectively, and repurchased $527.8 million, $298.8 million, $150.1 million, $73.2 million, and $137.0 million of our common shares through open market purchases, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

We are a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of December 31, 2012, we sold our products to and through a network of 3.2 million distributors, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, many of whom are simply discount customers. In China, we currently sell our products through retail stores, sales representatives, sales officers and independent service providers. We pursue our mission of “changing people’s lives” by providing high quality, science-based products to distributors and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those distributors who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 33-year operating history. As of December 31, 2012, we sold our products in 88 countries.

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

While we continue to monitor the current global financial environment, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining distributors, improving distributor productivity, opening new markets, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMOs, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management also continues to monitor the Venezuelan market and especially the limited ability to repatriate cash.

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

We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities then the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason Volume Points are used in the manner described above is that we use Volume Points for distributor qualification and recognition purposes and therefore we attempt to keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of expensive products.

	For the Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
	(Volume points in millions)
North America	1,157.8	987.1	17.3%	987.1	888.5	11.1%
Mexico	815.4	704.5	15.7%	704.5	563.0	25.1%
South & Central America	740.4	569.9	29.9%	569.9	427.4	33.3%
EMEA	602.5	545.0	10.6%	545.0	486.6	12.0%
Asia Pacific (excluding China)	1,197.8	961.6	24.6%	961.6	723.6	32.9%
China	206.5	153.8	34.3%	153.8	144.2	6.7%

Worldwide	4,720.4	3,921.9	20.4%	3,921.9	3,233.3	21.3%

Average Active Sales Leaders by Geographic Region

With the continued expansion of daily consumption DMOs in our different markets, we believe the Average Active Sales Leader is a useful metric. It represents the monthly average number of sales leaders that place an order, including orders of their non-sales leaders downline, during a given period. We rely on this metric as an indication of the engagement level of sales leaders in a given region. Changes in the Average Active Sales Leader metric may be indicative of the current momentum in a region as well as the potential for changes in the annual retention levels and future sales growth rate through utilization of daily consumption DMOs.

	For the Year Ended December 31,			For the Year Ended December 31,
	2012	2011	% Change	2011	2010	% Change
North America	66,054	56,741	16.4%	56,741	49,305	15.1%
Mexico	57,651	47,697	20.9%	47,697	38,084	25.2%
South & Central America	44,980	34,938	28.7%	34,938	28,821	21.2%
EMEA	44,098	38,607	14.2%	38,607	33,531	15.1%
Asia Pacific (excluding China)	63,255	48,195	31.2%	48,195	35,899	34.3%
China	11,683	8,814	32.6%	8,814	6,848	28.7%
Worldwide(1)	277,803	227,308	22.2%	227,308	185,774	22.4%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

Sales Leaders Statistics (Excluding China)	2012	2011	2010
	(In thousands)
January 1 total sales leaders	501.3	434.2	431.3
January & February new sales leaders	34.8	28.9	21.2
Demoted sales leaders (did not re-qualify)	(151.3)	(144.8)	(165.9)
Other sales leaders (resigned, etc)	(0.8)	(0.8)	(1.1)

End of February total sales leaders	384.0	317.5	285.5

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2012	2011	2010
	(In thousands)
Sales leaders needed to re-qualify	314.9	283.2	290.9
Demoted sales leaders (did not re-qualify)	(151.3)	(144.8)	(165.9)

Total re-qualified	163.6	138.4	125.0

Retention rate	52.0%	48.9%	43.0%

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders			Sales Leaders Retention Rate
	2012	2011	2010	2012	2011	2010
North America	79,150	72,152	64,668	51.1%	48.6%	43.3%
Mexico	67,959	54,526	47,068	59.2%	57.9%	50.4%
South & Central America	65,653	50,288	51,060	55.7%	47.3%	34.1%
EMEA	55,121	49,696	47,080	61.5%	58.6%	51.9%
Asia Pacific (excluding China)	116,158	90,822	75,635	40.2%	38.4%	38.6%

Total Sales leaders	384,041	317,484	285,511	52.0%	48.9%	43.0%
China	26,262	30,543	27,415

Worldwide Total Sales Leaders	410,303	348,027	312,926

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

Presentation

“Retail sales” represent the suggested retail price of products we sell to our distributors and is the gross sales amount reflected on our invoices. This is not the price paid to us by our distributors. Our distributors purchase product from us at a discount from the suggested retail price. We refer to these discounts as “Distributor Allowance”, and we refer to retail sales less distributor allowances as “Product Sales”.

Total distributor allowances are a fixed percentage of approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each distributor’s level of discount is determined by qualification based on volume of purchases. In cases where a distributor has qualified for less than the maximum discount, the remaining discount is received by their sponsoring distributors. Therefore, product sales are recognized net of product returns and distributor allowances.

“Net Sales” equal product sales plus “shipping and handling revenues”, and generally represents what we collect.

We do not have visibility to all of the sales from our independent distributors to their customers, but such a figure would differ from our reported “retail sales” by factors including (a) the amount of product purchased by our distributors for their own personal consumption and (b) prices charged by our distributors to their customers other than our suggested retail prices. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail sales to net sales is presented below under “Results of Operations.”

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

While all distributors can potentially profit from their activities by reselling our products for amounts greater than the prices they pay us, distributors that develop, retain, and manage other distributors can earn additional compensation for those activities, which we refer to as “Royalty overrides”. Royalty overrides are our most significant operating expense and consist of:

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

Royalty overrides are generally earned based on retail sales and provide potential earnings to distributors of up to 23% of retail sales or approximately 33% of our net sales. Royalty overrides are compensation to distributors for the development, retention and improved productivity of their sales organizations and are paid to several levels of distributors on each sale. Royalty overrides are compensation for services rendered to the Company and as such are recorded as an operating expense.

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

Because of local country regulatory constraints, we may be required to modify our distributor incentive plans as described above. We also pay reduced royalty overrides with respect to certain products worldwide. Consequently, the total royalty override percentage may vary over time and from the percentages noted above.

Royalty overrides together with distributor allowances of up to 50% of suggested retail sales prices represent the potential earnings to our distributors of up to approximately 73% of retail sales.

Our “contribution margins” consist of net sales less cost of sales and royalty overrides.

“Selling, general and administrative expenses” represent our operating expenses, which include labor and benefits, sales events, professional fees, travel and entertainment, distributor promotions, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.9	19.7	20.4

Gross profit	80.1	80.3	79.6
Royalty overrides(1)	32.9	32.9	32.9
Selling, general and administrative expenses(1)	30.9	31.1	32.5

Operating income	16.3	16.3	14.2
Interest expense	0.4	0.3	0.4
Interest income	0.1	0.2	0.1

Income before income taxes	16.0	16.2	13.9
Income taxes	4.3	4.3	3.0

Net income	11.7	11.9	10.9

(1)	Compensation to our China sales employees and service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

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

The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the year ended December 31, 2012 as compared to the same period in 2011 and during the year ended December 31, 2011 as compared to the same period in 2010, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

We anticipate that our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. In addition, new ideas and DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of distributors, country management or regional and corporate management. While we support a number of different DMOs, one of the more popular DMOs is the daily consumption DMO. Under our traditional DMO, a distributor typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a distributor interacts with its customers on a more frequent basis which enables the distributor to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the distributor grow his or her business. Specific examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

Financial Results for the year ended December 31, 2012 compared to the year ended

December 31, 2011

Net sales for the year ended December 31, 2012 increased 17.9% to $4,072.3 million as compared to $3,454.5 million in 2011. In local currency, net sales for the year ended December 31, 2012 increased 22.6% as compared to the same period in 2011. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement and an increase in average active sales leaders; branding activities and increased distributor recruiting.

Net income for the year ended December 31, 2012 increased 15.7% to $477.2 million, or $4.05 per diluted share, compared to $412.6 million, or $3.30 per diluted share, for the same period in 2011. The increase was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business, higher interest expense and higher income taxes.

Net income for the year ended December 31, 2011 included a $0.9 million pre-tax ($0.7 million post-tax) additional interest expense from the write-off of unamortized deferred financing costs resulting from the debt refinancing arrangement in March 2011. See Note 4, Long Term Debt, to the Consolidated Financial Statements for further information on our debt refinancing.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,										Change in Net Sales
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
North America	$1,334.2	$(635.8)	$698.4	$142.8	$841.2	$1,111.4	$(530.5)	$580.9	$117.7	$698.6	20.4%
Mexico	802.1	(391.7)	410.4	85.7	496.1	706.0	(344.4)	361.6	75.3	436.9	13.6%
South & Central America	1,134.2	(544.5)	589.7	99.1	688.8	904.9	(430.8)	474.1	80.3	554.4	24.2%
EMEA	1,018.3	(492.7)	525.6	102.2	627.8	991.0	(476.4)	514.6	100.6	615.2	2.0%
Asia Pacific	1,780.6	(806.2)	974.4	165.5	1,139.9	1,469.4	(666.7)	802.7	135.9	938.6	21.4%
China	334.9	(56.5)	278.4	0.1	278.5	245.1	(34.3)	210.8	—	210.8	32.1%

Worldwide	$6,404.3	$(2,927.4)	$3,476.9	$595.4	$4,072.3	$5,427.8	$(2,483.1)	$2,944.7	$509.8	$3,454.5	17.9%

North America

The North America region reported net sales of $841.2 million for the year ended December 31, 2012. Net sales increased $142.6 million, or 20.4%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 20.5% for the year ended December 31, 2012, as compared to the same period in 2011. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $140.0 million, or 20.7%, for the year ended December 31, 2012, as compared to the same period in 2011.

In the U.S. we continue to see the success of our distributors converting their business focus toward daily consumption DMOs, especially the Nutrition Club.

Average active sales leaders in the region increased 16.4% for the year ended December 31, 2012, as compared to the same period in 2011.

In January 2012, the region hosted a U.S. Latin market Future President’s Team Retreat with over 900 attendees. The region also hosted Latin market Leadership Development Weekends in February with approximately 9,400 attendees. In March 2012, we hosted our annual global Herbalife Summit event in Los Angeles, California where President Team members from around the world met and shared best practices, conducted leadership training and management awarded distributors $52.3 million of Mark Hughes bonus payments related to 2011 performance. In April 2012, the region hosted General Market Leadership Development Weekends with approximately 5,000 attendees and Latin Market Leadership Development Weekends in June 2012 with approximately 13,000 attendees. In July 2012, the region hosted a series of Leadership Development Weekends with approximately 5,800 attendees. During the fourth quarter the region hosted two regional extravaganzas (one Latin Market and one General Market) with a total of approximately 20,800 attendees. The region also hosted two Future President Team Retreats (one Latin Market and one General Market) with a total of over 1,600 attendees.

Mexico

The Mexico region reported net sales of $496.1 million for the year ended December 31, 2012. Net sales for the year ended December 31, 2012 increased $59.2 million, or 13.6%, as compared to the same period in 2011. In local currency, net sales for the year ended December 31, 2012 increased 20.4% as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact of $30.1 million on net sales for the year ended December 31, 2011.

The growth in net sales is primarily the result of increased distributor engagement as well as the continued success of the Nutrition Club DMO. One of the recent growth drivers in Mexico has been the ongoing transition from home clubs to commercial clubs by many distributors, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours.

Average active sales leaders in Mexico increased 20.9% for the year ended December 31, 2012, as compared to the same period in 2011.

In January 2012, the region hosted a Future President’s Team Retreat and Future Millionaire’s Team Retreat in Cancun, Mexico with approximately 600 and 1,525 attendees, respectively. In May 2012, the region hosted Leadership Weekends in two cities with a total of approximately 15,000 attendees. In September 2012, the region hosted Extravaganzas in Mexico City and Guadalajara with approximately 21,200 and 12,200 attendees, respectively.

South and Central America

The South and Central America region reported net sales of $688.8 million for the year ended December 31, 2012. Net sales increased $134.4 million, or 24.2%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 33.4% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had a $50.9 million unfavorable impact on net sales for the year ended December 31, 2012. The increase in net sales for the year ended December 31, 2012, as compared to the same period in 2011, was due to an increase in net sales in almost every country in the region led by Brazil, Venezuela and Peru. This growth was primarily driven by the adoption and expansion of daily consumption DMOs throughout the region.

In Brazil, the region’s largest market, net sales increased $9.2 million, or 3.0%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 19.8% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had a $51.4 million unfavorable impact on net sales in Brazil for the year ended December 31, 2012. The increase in net sales was primarily the result of the successful adoption of Nutrition Clubs and other daily consumption DMOs.

Venezuela, the region’s second largest market, experienced a net sales increase of $76.8 million, or 117.7%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 117.7% for the year ended December 31, 2012, as compared to the same period in 2011. The sales growth was primarily due to increased distributor engagement and growth in the Nutrition Club DMO. We also had price increases of 9.5% in January 2012 and of 15.0% in December 2012 which contributed to the increase in sales. There was no exchange rate impact to sales for the year ended December 31, 2012 as compared to the same period in 2011 as the 5.3 Venezuelan Bolivars to U.S. dollar exchange rate for which we remeasure sales in Venezuela did not change during the comparative period. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 28.7% for the year ended December 31, 2012, as compared to the same period in 2011.

In February 2012, the region hosted two Extravaganzas in Panama City, Panama and Santiago, Chile with 8,700 and 9,000 attendees, respectively. In May 2012, the region held three Extravaganzas in Brazil with a total of approximately 13,000 attendees. During the fourth quarter Brazil held a World Team School with over 4,700 attendees.

EMEA

The EMEA region reported net sales of $627.8 million for the year ended December 31, 2012. Net sales increased $12.6 million, or 2.0%, for the year ended December 31, 2012, as compared to the same period in

2011. In local currency, net sales increased 9.6% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $46.2 million for the year ended December 31, 2012. The increase in net sales for the year ended December 31, 2012 was primarily driven by increases in Russia and the United Kingdom, partially offset by a decrease in Italy.

Net sales in Russia, our largest market in the region, increased $27.9 million, or 38.0%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 45.5% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had a $5.5 million unfavorable impact on net sales in Russia for the year ended December 31, 2012. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club.

Net sales in Italy, our second largest market in the region, decreased $20.8 million, or 17.5%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales decreased 10.6% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an $8.2 million unfavorable impact on net sales in Italy for the year ended December 31, 2012. The decline in Italy is driven by a decrease in distributor activity. While we believe it is too early to know for certain, indicators suggest that the market may be beginning to embrace daily consumption DMOs which generally cause short to medium term declines in the business.

Net sales in Spain, our third largest market in the region, increased $1.4 million, or 2.7%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales in Spain increased 11.6% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had a $4.6 million unfavorable impact on net sales in Spain for the year ended December 31, 2012. The increase in Spain was mainly due to the positive effect of increased distributor activity which was aided by our sponsorship of FC Barcelona.

Average active sales leaders in the region increased 14.2% for the year ended December 31, 2012, as compared to the same period in 2011.

In September 2012, the region hosted three Extravaganzas in Spain, Ukraine, and Turkey with a total of over 23,200 total attendees.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,139.9 million for the year ended December 31, 2012. Net sales increased $201.3 million, or 21.4%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 26.0% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact of $42.5 million on net sales for the year ended December 31, 2012. The increase in net sales for the year ended December 31, 2012 reflected growth in almost all the countries in the region led by South Korea, Indonesia, Malaysia and India.

Net sales in South Korea, our largest market in the region, increased $77.8 million, or 22.7%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 25.2% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $8.7 million for the year ended December 31, 2012. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club and other daily consumption DMOs along with the Mega and Premium Herbalife Opportunity Meetings.

Net sales in Taiwan, our second largest market in the region, decreased $1.7 million, or 1.1%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales decreased 0.4% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.1 million for the year ended December 31, 2012. The modest decline in net sales reflects the formation of a stable platform for future growth following strategic actions taken to address certain distributor business training practices around nutrition clubs, resulting in the closure of a significant number of clubs.

Net sales in India, our third largest market in the region, increased $26.8 million, or 22.9%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 40.7% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $20.8 million for the year ended December 31, 2012. The increase in net sales for the year ended December 31, 2012 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club.

Net sales in Malaysia, our fourth largest market in the region, increased $34.2 million, or 40.6%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 42.1% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.3 million for the year ended December 31, 2012. The increase in net sales was primarily driven by the continued success of the Road Show DMO and Mega Herbalife Opportunity Meetings which generated positive distributor momentum. Also contributing to growth for the period was increased distributor activity including increased activity in Nutrition Clubs.

Net sales in Indonesia, our fifth largest market in the region, increased $42.1 million, or 83.7%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 96.7% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $6.5 million for the year ended December 31, 2012. The primary catalyst driving the sales increase in Indonesia was the growth in Nutrition Clubs.

Average active sales leaders in the region increased 31.2% for the year ended December 31, 2012, as compared to the same period in 2011.

During the first quarter the region hosted a series of Spectaculars in eight countries with a total of approximately 43,000 attendees. In May 2012, the region hosted two regional extravaganzas, in South Korea and Singapore, with approximately 19,800 and 24,800 attendees, respectively. In September 2012, the region hosted an Asia Pacific University training in Macau with 11,300 attendees and a World Team School in India with 3,500 attendees.

China

Net sales in China were $278.5 million for the year ended December 31, 2012. Net sales increased $67.7 million, or 32.1%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 29.1% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had a favorable impact of $6.4 million on net sales for the year ended December 31, 2012.

The current focus in China is to expand the Nutrition Club DMO to enhance the emphasis on daily consumption DMOs. We believe that the Nutrition Club concept continues to gain traction. While we believe the Nutrition Club DMO has potential to expand throughout China, this process will most likely build gradually over the next few years.

Average active sales leaders in China increased 32.6% for the year ended December 31, 2012, as compared to the same period in 2011. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

As of December 31, 2012, we were operating 67 retail stores in 29 provinces in China. During May 2012, we received direct selling licenses for 8 additional provinces in China, bringing the total provinces covered by our direct selling licenses to 24 out of the 29 provinces in which we operated as of December 31, 2012. We continue to seek additional provincial licenses.

In April 2012, the region hosted its annual China Extraordinary Tour (Honors) with approximately 12,800 attendees. During the fourth quarter China held an Anniversary Rally in Xiamen with approximately 13,400 attendees.

Sales by Product Category

	Year Ended December 31,										% Change in Net Sales
	2012					2011
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
Weight Management	$4,118.8	$(1,946.8)	$2,172.0	$382.9	$2,554.9	$3,479.4	$(1,647.5)	$1,831.9	$326.8	$2,158.7	18.4%
Targeted Nutrition	1,523.1	(719.9)	803.2	141.6	944.8	1,272.7	(602.6)	670.1	119.5	789.6	19.7%
Energy, Sports and Fitness	337.5	(159.5)	178.0	31.4	209.4	273.6	(129.5)	144.1	25.7	169.8	23.3%
Outer Nutrition	235.9	(111.5)	124.4	21.9	146.3	238.1	(112.7)	125.4	22.4	147.8	(1.0)%
Literature, Promotional and Other(1)	189.0	10.3	199.3	17.6	216.9	164.0	9.2	173.2	15.4	188.6	15.0%

Total	$6,404.3	$(2,927.4)	$3,476.9	$595.4	$4,072.3	$5,427.8	$(2,483.1)	$2,944.7	$509.8	$3,454.5	17.9%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

Net sales for all product categories increased for the year ended December 31, 2012 as compared to the same period in 2011, except for a slight decrease in Outer Nutrition. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,259.7 million for the year ended December 31, 2012, as compared to $2,774.4 million for the same period in 2011. As a percentage of net sales, gross profit for the year ended December 31, 2012 decreased to 80.1%, as compared to 80.3% for the same period in 2011, or an unfavorable net decrease of 20 basis points. The net 20 basis point decrease for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to the unfavorable impact of foreign currency fluctuations, country mix and other costs partially offset by the benefit from our net source savings initiatives and favorable changes in inventory write-downs.

Royalty Overrides

Royalty overrides were $1,338.6 million for the year ended December 31, 2012, as compared to $1,137.6 million for the same period in 2011. Royalty overrides as a percentage of net sales was 32.9% for both the years ended December 31, 2012 and 2011. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our sales employees and independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,259.7 million for the year ended December 31, 2012, as compared to $1,074.6 million for the same period in 2011. Selling, general and administrative expenses as a percentage of net sales were 30.9% for the year ended December 31, 2012, as compared to 31.1% for the same period in 2011.

The increase in selling, general and administrative expenses for the year ended December 31, 2012 included $59.7 million in higher salaries, bonuses and benefits, excluding China sales employees, $20.2 million in higher professional fees, excluding China independent service providers, higher variable expenses related to sales growth including $24.7 million in higher distributor promotion and event costs, $3.9 million in higher advertising expenses, $26.7 million in higher expenses related to China sales employees and independent service providers, $10.9 million in higher non-income tax expenses such as value added tax and sales tax and $5.2 million in higher foreign exchange loss.

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in millions)
Interest expense	16.7	9.9
Interest income	(6.2)	(7.4)

Net Interest Expense	$10.5	$2.5

The increase in net interest expense for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to higher outstanding balances on the Credit Facility, and lower interest received related to non-income tax refunds.

Income Taxes

Income taxes were $173.7 million for the year ended December 31, 2012, as compared to $147.2 million for the same period in 2011. As a percentage of pre-tax income, the effective income tax rate was 26.7% for the year ended December 31, 2012, as compared to 26.3% for the same period in 2011. The increase in the effective tax rate for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to lower net benefits from discrete events and increased accruals for tax contingencies, partially offset by changes in the geographic mix of the Company’s income. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

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

In the U.S. we continued to see the success of our distributors converting their business focus toward a daily consumption DMO, especially the Nutrition Club DMO, and its extension into Commercial Clubs, along with the continued development of the Weight Loss Challenge DMO. The success of these DMOs has resulted in higher levels of distributor engagement and momentum.

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

South and Central America

The South and Central America region reported net sales of $554.4 million for the year ended December 31, 2011. Net sales increased $164.0 million, or 42.0%, for the year ended December 31, 2011, as compared to the same period in 2010. In local currency, net sales increased 36.7% for the year ended December 31, 2011, as compared to the same period in 2010. The fluctuation of foreign currency rates had a $20.6 million favorable impact on net sales for the year ended December 31, 2011. The increase in net sales for the year ended December 31, 2011, as compared to the same period in 2010, was due to an increase in net sales in every country in the region led by Brazil and Venezuela. This growth was primarily driven by the adoption and expansion of daily consumption DMOs throughout the region.

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

Average active sales leaders in China increased 28.7% for the year ended December 31, 2011, as compared to the same period in 2010. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers was indicative of the market transitioning to daily consumption DMOs.

As of December 31, 2011, we had direct-selling licenses in 16 provinces and we were operating 67 retail stores in 29 provinces in China. The 16 provinces in which we had direct-selling licenses represented a then-addressable population of approximately 844 million.

In September 2011, the region hosted their Anniversary Rally in Qingdao, Shandong with over 10,100 attendees.

Sales by Product Category

	Year Ended December 31,										% Change in Net Sales
	2011					2010
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
Weight Management	$3,479.4	$(1,647.5)	$1,831.9	$326.8	$2,158.7	$2,749.1	$(1,303.4)	$1,445.7	$253.2	$1,698.9	27.1%
Targeted Nutrition	1,272.7	(602.6)	670.1	119.5	789.6	1,018.2	(482.8)	535.4	93.8	629.2	25.5%
Energy, Sports and Fitness	273.6	(129.5)	144.1	25.7	169.8	196.3	(93.1)	103.2	18.1	121.3	40.0%
Outer Nutrition	238.1	(112.7)	125.4	22.4	147.8	206.3	(97.8)	108.5	19.0	127.5	15.9%
Literature, Promotional and Other(1)	164.0	9.2	173.2	15.4	188.6	136.4	8.3	144.7	12.6	157.3	19.9%

Total	$5,427.8	$(2,483.1)	$2,944.7	$509.8	$3,454.5	$4,306.3	$(1,968.8)	$2,337.5	$396.7	$2,734.2	26.3%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

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

The increase in selling, general and administrative expenses for the year ended December 31, 2011 included $54.0 million in higher salaries, bonuses and benefits, excluding China sales employees; higher variable expenses as a result of sales growth including $38.6 million in higher distributor promotion and event costs, $7.7 million in higher advertising expenses, $21.5 million in higher non-income tax expenses such as value added tax and sales tax, $8.3 million in higher credit card fees, $9.4 million in higher expenses related to China sales employees, sales officers and independent service providers and $4.1 million in higher foreign exchange loss, which included the effect of Herbalife Venezuela’s $7.4 million net foreign exchange loss recorded in the first and second quarter of 2010.

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

Liquidity and Capital Resources for fiscal years 2012, 2011 and 2010

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries, such as Venezuela as discussed below, which could reduce our ability to timely obtain U.S. dollars. However, we believe we will have sufficient resources, including cash flow from operating activities, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $2.0 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain the Credit Facility, executed on March 9, 2011 and amended on July 26, 2012, which had $695.2 million of undrawn capacity as of December 31, 2012. As discussed further below, on July 26, 2012, we amended the Credit Facility and entered into a $500.0 million term loan with a syndicate of financial institutions which matures in March 2016, or the Term Loan. See Subsequent Events below for discussion of borrowings made under the Credit Facility for share repurchases made subsequent to December 31, 2012.

We utilized the majority of the proceeds from the Term Loan to pay down our outstanding balance on our revolving credit facility, which then provided us with additional undrawn capacity. This available undrawn capacity, in addition to cash flow from operations, can be used to support general corporate purposes, including, our future share repurchase programs, dividends, and strategic investment opportunities. Although we believe we will continue to have adequate cash flows from operations to fund our business objectives, the increase in our borrowing capacity will provide us with greater flexibility.

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2012 and December 31, 2011.

For the year ended December 31, 2012, we generated $567.8 million of operating cash flow, as compared to $509.3 million for the same period in 2011. The increase in cash generated from operations was primarily due to an increase in operating income of $99.2 million driven by a 17.9% growth in net sales for the year ended December 31, 2012 as compared to the same period in 2011. For the year ended December 31, 2011, we generated $509.3 million of operating cash flow, as compared to $389.1 million for the same period in 2010. The increase in cash generated from operations was primarily due to an increase in operating income of $174.8 million driven by a 26.3% growth in net sales for the year ended December 31, 2011 as compared to the same period in 2010.

Capital expenditures, including capital leases, for the years ended December 31, 2012, 2011, and 2010 were $122.8 million, $90.9 million, and $68.1 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our distributor internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $165 million to $185 million for the full year of 2013, which includes capital expenditures associated with the Winston-Salem, North Carolina facility that was acquired December 2012. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for further discussion of the purchase of the Winston-Salem, North Carolina facility.

We entered into a $300.0 million senior secured credit facility, or the Prior Credit Facility, comprised of a $200.0 million term loan and a revolving credit facility of $100.0 million, with a syndicate of financial institutions as lenders in July 2006. In September 2007, we amended the Prior Credit Facility, increasing the revolving credit facility by $150.0 million to $250.0 million to fund the increase in our share repurchase program. The term loan was to mature on July 21, 2013 and the revolving credit facility was to be available until July 21, 2012. The term loan bore interest at LIBOR plus a margin of 1.5%, or the base rate, which represented the prime rate offered by major U.S. banks, plus a margin of 0.50%. The revolving credit facility bore interest at

LIBOR plus a margin of 1.25%, or the base rate, which represented the prime rate offered by major U.S. banks, plus a margin of 0.25%.

On March 9, 2011, we entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated the Prior Credit Facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on our consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. We, based on our consolidated leverage ratio, pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates.

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

On July 26, 2012, we amended the Credit Facility to include the Term Loan. The Term Loan is a part of the Credit Facility and is in addition to our current revolving credit facility. The Term Loan matures on March 9, 2016. We will make regular scheduled payments for the Term Loan consisting of both principal and interest components. Based on our consolidated leverage ratio, the Term Loan bears interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%, which are the same terms as our revolving credit facility.

In July 2012, we used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under our revolving credit facility. We incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Term Loan. On December 31, 2012 and 2011, the weighted average interest rate for borrowings under the Credit Facility, which included borrowings under the Term Loan as of December 31, 2012, was 1.96% and 1.89%, respectively. At December 31, 2010, the weighted average interest rate for borrowings under the Prior Credit Facility was 1.75%.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2012 and 2011, we were in compliance with the debt covenants under the Credit Facility.

During the year ended December 31, 2012, we borrowed $1,428.0 million and paid a total of $1,142.5 million under the Credit Facility. During the year ended December 31, 2011, we borrowed $859.7 million and $54.0 million under the Credit Facility and the Prior Credit Facility, respectively, and paid a total of $657.7 million and $228.9 million of the Credit Facility and Prior Credit Facility, respectively. During 2010, we borrowed $427.0 million and paid $487.0 million under the Prior Credit Facility. As of December 31, 2012 and December 31, 2011, the U.S. dollar amount outstanding under the Credit Facility was $487.5 million and $202.0 million, respectively. The $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, related to the Term Loan and there were no amounts outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2012 and December 31, 2011 under the Credit Facility.

We use our revolving credit facility to manage normal variations in cash created by significant cash items such as taxes, dividends, share repurchases, capital expenditures and other large cash flow items. Our revolving credit facility provides us with the ability to access significant funds on a timely basis and then repay the outstanding balances as cash from operations becomes available to us. During 2012, a large portion of our borrowings were used to fund the $427.9 million share repurchase agreement with Merrill Lynch International discussed below. We expect to continue borrowing against our revolving credit facility as needed, including funding for future share repurchases. During 2012, we also borrowed $500 million against the Term Loan in order to pay down our revolving credit facility as discussed above.

The following summarizes our contractual obligations including interest at December 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2013	2014 - 2015	2016 - 2017	2018 & Thereafter
	(Dollars in millions)
Borrowings under the senior secured credit facility(1)	$512.0	$65.6	$195.5	$250.9	$—
Capital leases	0.1	0.1	—	—	—
Operating leases	193.2	50.1	76.8	36.1	30.2
Other	92.4	28.1	30.2	12.0	22.1

Total(2)	$797.7	$143.9	$302.5	$299.0	$52.3

(1)	The estimated interest payments on our Credit Facility are based on interest rates effective at December 31, 2012.

(2)	Our consolidated balance sheet as of December 31, 2012 included $45.6 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

At December 31, 2012 and December 31, 2011, the total amount of our foreign subsidiary cash was $321.3 million and $246.0 million, respectively, of which $6.9 million and $9.2 million, respectively, was invested in U.S. dollars. For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2012, our U.S. consolidated group had approximately $66.4 million of permanently reinvested unremitted earnings from its subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2012, our parent, Herbalife Ltd., had $1.6 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Off-Balance Sheet Arrangements

At December 31, 2012 and December 31, 2011, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Share Repurchases

On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, our board of directors authorized a new program for us to repurchase up to $300 million of our common shares during the following two years, at such times and prices as determined by management, as market conditions warrant. On May 3, 2010, our board of directors approved an increase to the repurchase program from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date from April 2011 to December 2014.

On May 2, 2012, we entered into an agreement with Merrill Lynch International to repurchase $427.9 million of our common shares, which was the remaining authorized capacity under existing repurchase program at that time. Under the terms of the repurchase agreement, we paid $427.9 million on May 4, 2012 and the agreement expired on July 27, 2012. We received 5.3 million and 3.9 million of our common shares under the repurchase agreement during June 2012 and July 2012, respectively. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the agreement. On July 27, 2012, we completed the repurchase program upon the final delivery of common shares repurchased under the repurchase agreement.

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This repurchase program allows us to repurchase our common shares, at such times and prices as determined by us as market conditions warrant. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. As of December 31, 2012, the remaining authorized capacity under the repurchase program was $950.0 million.

During the year ended December 31, 2012, we repurchased 11.0 million of our common shares through open market purchases at an aggregate cost of approximately $527.8 million, or an average cost of $47.78 per share. During the year ended December 31, 2011, we repurchased 5.5 million of our common shares through open market purchases at an aggregate cost of approximately $298.8 million, or an average cost of $54.27 per share. During the year ended December 31, 2010, we repurchased 5.7 million of our common shares through open market purchases at an aggregate cost of approximately $150.1 million, or an average cost of $26.13 per share.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted, pursuant to our share-based compensation plans, is net of the minimum statutory withholding requirements that we pay on behalf of our employees. Although shares withheld are not issued, they are treated as common share repurchases for accounting purposes, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the repurchase program described above.

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

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters.

The aggregate amount of dividends paid and declared during fiscal year 2012, 2011, and 2010, was approximately $135.1 million, $85.5 million, and $53.7 million, respectively.

Working Capital and Operating Activities

As of December 31, 2012 and December 31, 2011, we had positive working capital of $247.0 million and $220.1 million, respectively, or an increase of $26.9 million. This increase was primarily related to the increase in our cash and cash equivalents, receivables and inventories, partially offset by the increases in our current liabilities primarily related to our accounts payables, royalty overrides, accrued expenses, and current portion of long-term debt. The increase in receivables primarily relates to increases in receivables from credit card companies due to the sales growth of our business. The increase in inventory primarily relates to increases in finished goods to support sales growth and strategic sourcing initiatives.

We expect that cash and funds provided from operations and available borrowings under the Credit Facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter.

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

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval process continue to be delayed and our ability to timely obtain U.S. dollars at the official exchange rates remains uncertain.

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

Highly Inflationary Economy and Accounting in Venezuela

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela was considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting under U.S. GAAP, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar. Subsequent movements in the Bolivar to U.S. dollar exchange rate will impact the Company’s consolidated earnings. Prior to January 1, 2010 when the Bolivar was the functional currency, movements in the Bolivar to U.S. dollar were recorded as a component of equity through other comprehensive income. Pursuant to highly inflationary accounting rules, we no longer translate Herbalife Venezuela’s financial statements as its functional currency is the U.S. dollar.

Based on relevant facts and circumstances at the applicable times, under the highly inflationary basis of accounting, we used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010. On January 1, 2010, in connection with the determination that Venezuela was a highly inflationary economy, we remeasured Herbalife Venezuela’s opening balance sheet’s monetary assets and liabilities at the parallel market rate and recorded a non-tax deductible foreign exchange loss of $15.1 million. Nonmonetary assets, such as inventory, reported on our consolidated balance sheet at December 31, 2009, remained at historical cost subsequent to Venezuela becoming a highly inflationary economy. Therefore, the incremental costs related to our 2009 imported products recorded at the parallel market exchange rate negatively impacted our consolidated statement of income for the year ended December 31, 2010 by approximately $12.7 million as these products were sold during the first quarter of 2010. This amount is not tax deductible. See Note 12, Income Taxes, for additional discussion on the income tax impact related to Venezuela becoming a highly inflationary economy.

Official Exchange Rate Devaluations in Venezuela

In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.3 Bolivars per U.S. dollar for non-essential items and 2.6 Bolivars per U.S. dollar for essential items. Our imports use to fall into both classifications. During 2010, because we used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010 and then used the SITME rate thereafter, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to our consolidated net earnings. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates were not available to pay for these U.S. imports.

In late December 2010, Venezuela announced the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated. The CADIVI official exchange of 4.3 Bolivars per U.S. dollar is used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on our consolidated financial statements since the SITME rate was used for remeasurement purposes.

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities

We recorded $5.8 million of foreign exchange gains to selling, general and administrative expenses within our consolidated statement of income for the year ended December 31, 2010, as a result of receiving U.S. dollars approved by CADIVI at the favorable official exchange rate compared to the less favorable parallel market and SITME rates. During the second quarter of 2010, we also recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within our consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. During the third quarter of 2010 and thereafter, we continued to use the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions.

In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. This Bolivar to U.S. dollar conversion resulted in us recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its consolidated statement of income for the year ended December 31, 2011. We were unsuccessful in accessing any subsequent PDVSA bond offerings and the frequency of future bond offerings is unknown. During 2011, we also accessed the SITME market in order to exchange its Bolivars to U.S. dollars. In less frequent instances, we have also accessed alternative legal exchange mechanisms, to exchange Bolivars for U.S. dollars, at less favorable rates than the SITME rate, which resulted in us recognizing $1.2 million of losses in selling, general and administration expenses included within our consolidated statement of income for the year ended December 31, 2011.

During the year ended December 31, 2012, we continued accessing the SITME market in order to exchange its Bolivars to U.S. dollars and the daily and monthly restrictions continue. In other instances, we recognized an aggregate of $4.8 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were on average approximately 43% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. During the year ended December 31, 2012, we have exchanged 59.2 million Bolivars for $6.4 million U.S. dollars using these alternative legal exchange mechanisms. We continue to remeasure our Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms.

As of December 31, 2012 and December 31, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $82.9 million and $26.8 million, respectively, and included approximately $99.2 million and $34.8 million, respectively, in Bolivar denominated cash and cash equivalents. Our Bolivar denominated cash and cash equivalents increased during 2012, primarily due to the current exchange restrictions in Venezuela which has limited our ability to timely exchange our Bolivars to U.S. dollars. These remeasured amounts, including cash and cash equivalents, being reported on our consolidated balance sheet using the published SITME rate of 5.3 Bolivars per U.S. dollar may not accurately represent the amount of U.S. dollars that we could ultimately realize. While we continue to monitor the exchange mechanisms and restrictions under SITME, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis.

Consolidation of Herbalife Venezuela and Foreign Exchange Risk

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

We plan to utilize the SITME market and CADIVI rate to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed above, these alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the SITME rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the SITME rate or using unfavorable alternative legal exchange mechanisms to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 43% less favorable than the current 5.3 SITME rate and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of December 31, 2012, our $99.2 million in Bolivar denominated cash and cash equivalents as of December 31, 2012 would be reduced by $42.2 million and result in a corresponding foreign exchange loss to our operating profit. This 43% less favorable exchange rate is not necessarily representative of exchange rates which could be available to us for future exchanges and represents the weighted average rate that we received when using alternative exchange mechanisms during fiscal year 2012. Our ability to access the official exchange rate and the SITME rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented approximately 4%, 2%, and 2% of our consolidated net sales for the years ended December 31, 2012, 2011, and 2010, respectively, and its total assets represented approximately 7% and 3% of our consolidated total assets as of December 31, 2012 and 2011, respectively. See Subsequent Events below for further discussion of Herbalife Venezuela.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands except per share data)
Operations:
Net sales	$1,059,320	$1,016,887	$1,031,948	$964,175	$884,569	$895,218	$879,654	$795,096
Cost of sales	211,105	201,597	203,737	196,144	170,960	175,308	171,023	162,793

Gross profit	848,215	815,290	828,211	768,031	713,609	719,910	708,631	632,303
Royalty overrides	355,658	330,247	335,195	317,533	293,109	290,842	289,232	264,377
Selling, general and administrative expenses	332,764	324,200	306,310	296,393	286,151	277,721	266,225	244,526

Operating income	159,793	160,843	186,706	154,105	134,349	151,347	153,174	123,400
Interest expense, net	2,453	3,546	3,169	1,373	(1,357)	345	855	2,648

Income before income taxes	157,340	157,297	183,537	152,732	135,706	151,002	152,319	120,752
Income taxes	39,459	39,518	50,169	44,570	30,349	42,980	41,139	32,733

Net income	$117,881	$117,779	$133,368	$108,162	$105,357	$108,022	$111,180	$88,019

Earnings per share
Basic	$1.10	$1.08	$1.14	$0.93	$0.91	$0.92	$0.93	$0.74
Diluted	$1.05	$1.04	$1.10	$0.88	$0.86	$0.87	$0.88	$0.70
Weighted average shares outstanding
Basic	107,444	108,816	116,557	116,191	115,989	116,975	119,007	118,206
Diluted	112,230	113,646	121,482	122,373	122,640	124,275	126,617	125,625

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements for information on our contingencies as of December 31, 2012.

Subsequent Events

On February 19, 2013, we announced that our board of directors approved a quarterly cash dividend of $0.30 per common share to shareholders of record as of March 5, 2013, payable on March 19, 2013.

Subsequent to the year-ended December 31, 2012, borrowings under our revolving credit facility, excluding the Term Loan portion, increased to $500.0 million, and there was approximately $195.2 million of unused available credit as of February 19, 2013. These borrowed monies were primarily used for common share repurchases under our share repurchase program described below. As of February 19, 2013, we had approximately $987.5 million of total borrowings outstanding under the Credit Facility, including the Term Loan and revolving credit facility.

During January and February 2013, we repurchased approximately 4.0 million of our common shares through open market purchases at an aggregate cost of approximately $162.4 million, or an average cost of $40.61 per share.

In February 2013, the Venezuela government announced it is devaluing its Bolivar currency. They announced that the current 5.3 SITME rate will be eliminated and that the CADIVI rate will be devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. As of December 31, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $82.9 million and included approximately $99.2 million in Bolivar denominated cash and cash equivalents which were remeasured at the published SITME rate of 5.3 Bolivars per U.S. dollar. This new 6.3 CADIVI rate is 16% less favorable than the previously published 5.3 SITME rate. If during 2013, this new 6.3 CADIVI rate or an alternative unfavorable exchange rate is used for remeasurement purposes, then we will have to record a foreign exchange loss to our fiscal year 2013 consolidated statement of income to the extent this exchange rate is less favorable than the previously published 5.3 SITME rate, and our Bolivar denominated cash and cash equivalents will have to be reduced accordingly. If during the first quarter of 2013, we were to use the 6.3 CADIVI rate to remeasure Herbalife Venezuela’s $82.9 million net monetary Bolivar denominated assets and liabilities, then we would recognize an approximate $14 million pre-tax foreign exchange loss to our 2013 consolidated statement of income and our $99.2 million Bolivar denominated cash and cash equivalents, which is included in our Bolivar denominated monetary assets, would be reduced by approximately $16 million. We continue to monitor the current exchange restrictions in Venezuela and we are currently assessing what exchange rate we should use prospectively for remeasurement purposes.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products within one industry segment as defined under Financial Accounting Standard Board, or FASB, Accounting Standards Codification, or ASC, Topic 280, Segment Reporting. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who sell Herbalife products to retail consumers or other distributors. As of December 31, 2012, we sold products in 88 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

We generally recognize revenue upon delivery and when both the title and risk and rewards pass to the independent distributor or importer, or as products are sold in our retail stores in China or through our independent service providers in China. Net sales include product sales and shipping and handling revenues. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides and allowances for product returns are recorded when revenue is recognized.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.3%, 0.4%, and 0.4% of product sales for the years ended December 31, 2012, 2011 and 2010, respectively.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value or our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $18.0 million and $17.6 million to present them at their lower of cost or market in our consolidated balance sheets as of December 31, 2012 and December 31, 2011, respectively.

Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As discussed below, for goodwill impairment testing, we have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. Currently, we do not use this qualitative assessment option but we could in the future elect to use this option. For our marketing related intangible assets a similar qualitative option is also currently available. However, we currently use a discounted cash flow model, or the income approach, to determine the fair value of our marketing related intangible assets in order to confirm there is no impairment required. For our marketing related intangible assets, if we do not use this qualitative assessment option, we could still in the future elect to use this option.

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both December 31, 2012 and December 31, 2011, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the years ended December 31, 2012, 2011, and 2010, as their estimated fair value significantly exceeded their carrying amounts.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the recent significant volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. Foreign exchange average rate option contracts are also used to mitigate the impact of foreign currency rate fluctuations. The objective of these contracts is to neutralize the impact of foreign currency movements on the operating results of our subsidiaries. The fair value of forward and option contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2012 and December 31, 2011, the aggregate notional amounts of these contracts outstanding were approximately $256.9 million and $64.4 million, respectively. At December 31, 2012, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2012, we recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2011, we recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the years ended December 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2012 and December 31, 2011.

As of December 31, 2012 and December 31, 2011, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months and fifteen months, respectively, with the majority of freestanding derivatives expiring within one month as of December 31, 2012 and 2011. There were no foreign currency option contracts outstanding as of December 31, 2012 and December 31, 2011.

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2012 and 2011:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2012
Buy Brazilian real sell U.S. dollar	2.08	$12.5	$0.2
Buy Chinese yuan sell U.S. dollar	6.29	1.3	—
Buy Euro sell Argentine peso	6.66	3.0	—
Buy Euro sell Australian dollar	1.27	1.4	—
Buy Euro sell Chilean peso	633.00	1.5	—
Buy Euro sell Indonesian rupiah	12,935.00	9.7	—
Buy Euro sell Mexican peso	17.18	143.7	0.3
Buy Euro sell Malaysian ringgit	4.06	15.2	(0.1)
Buy Euro sell Peruvian nuevo sol	3.41	2.0	—
Buy Euro sell U.S. dollar	1.33	82.1	(0.4)
Buy British pound sell Euro	0.82	2.4	—
Buy Japanese yen sell U.S. dollar	85.88	9.3	(0.1)
Buy South Korean won sell U.S. dollar	1,077.18	52.5	0.2
Buy Malaysian ringgit sell Euro	4.07	0.8	—
Buy Malaysian ringgit sell U.S. dollar	3.08	21.7	0.1
Buy U.S. dollar sell Brazilian real	2.05	12.6	—
Buy U.S. dollar sell Colombian peso	1,800.10	11.7	(0.2)
Buy U.S. dollar sell Euro	1.30	174.4	(2.9)
Buy U.S. dollar sell British pound	1.62	16.2	(0.1)
Buy U.S. dollar sell South Korean won	1,089.08	6.3	(0.1)
Buy U.S. dollar sell Mexican peso	13.12	25.4	(0.3)
Buy U.S. dollar sell Philippine peso	40.99	2.9	—
Buy U.S. dollar sell New Taiwan dollar	28.98	0.8	—
Buy U.S. dollar sell South African rand	8.54	0.7	—

Total forward contracts		$610.1	$(3.4)

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2011
Buy Chinese yuan sell U.S. dollar	6.34	$2.5	$—
Buy Euro sell Argentine peso	5.70	3.0	—
Buy Euro sell Australian dollar	1.30	0.8	—
Buy Euro sell British pound	0.83	0.8	—
Buy Euro sell Hong Kong dollar	10.15	0.9	—
Buy Euro sell Indonesian rupiah	11,985.00	2.2	—
Buy Euro sell Indian rupee	69.21	2.3	—
Buy Euro sell Mexican peso	18.14	14.9	—
Buy Euro sell Malaysian ringgit	4.17	6.0	(0.1)
Buy Euro sell Russian ruble	41.74	9.2	—
Buy Euro sell U.S. dollar	1.30	44.8	(0.1)
Buy Euro sell South African rand	10.89	0.6	—
Buy British pound sell Euro	0.84	0.8	—
Buy Japanese yen sell U.S. dollar	77.85	7.0	0.1
Buy South Korean won sell U.S. dollar	1,161.81	32.2	(0.2)
Buy Malaysian ringgit sell Euro	4.12	0.8	—
Buy Malaysian ringgit sell U.S. dollar	3.18	19.0	—
Buy Peruvian nuevo sol sell U.S. dollar	2.70	6.7	—
Buy Swedish kronor sell Euro	8.98	1.0	—
Buy U.S. dollar sell Argentine peso	4.37	0.8	—
Buy U.S. dollar sell Colombian peso	1,943.00	5.1	—
Buy U.S. dollar sell Euro	1.37	81.4	4.4
Buy U.S. dollar sell British pound	1.55	24.1	—
Buy U.S. dollar sell Indian rupee	53.30	1.0	—
Buy U.S. dollar sell South Korean won	1,156.38	7.5	—
Buy U.S. dollar sell Mexican peso	13.89	37.3	0.4
Buy U.S. dollar sell Philippine peso	43.79	3.2	—
Buy U.S. dollar sell Russian ruble	31.86	1.3	—
Buy U.S. dollar sell Singapore dollar	1.28	0.3	—
Buy U.S. dollar sell Thai baht	31.43	0.2	—
Buy U.S. dollar sell South African rand	8.33	1.1	—

Total forward contracts		$318.8	$4.5

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2012 and December 31, 2011, the total amount of our foreign subsidiary cash was $321.3 million and $246.0 million, respectively, of which $6.9 million and $9.2 million, respectively, was invested in U.S. dollars.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. Herbalife Venezuela also continues to be limited by the government restrictions imposed on the SITME market which has caused our Bolivar denominated cash and cash equivalents to increase significantly. As of December 31, 2012 and December 31, 2011, we had $99.2 million and $34.8 million cash and cash equivalents denominated in Bolivars, respectively. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of December 31, 2012, the aggregate annual maturities of the Credit Facility were expected to be $56.3 million for 2013, $81.2 million for 2014, $100.0 million for 2015, and $250.0 million for 2016. The fair value of the Credit Facility approximates its carrying value of $487.5 million as of December 31, 2012. The fair value of the Credit Facility approximated its carrying value of $202.0 million as of December 31, 2011. The Credit Facility bears a variable interest rate, and on December 31, 2012 and December 31, 2011, the weighted average interest rate of the Credit Facility, which included borrowings under the Term Loan as of December 31, 2012, was 1.96% and 1.89%, respectively.

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

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the years ended December 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2012 and December 31, 2011. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At December 31, 2012 and December 31, 2011, we recorded the interest rate swaps as liabilities at their fair value of $2.0 million and $5.1 million, respectively.

Our exposure to interest rate volatility risk relating to the Credit Facility is partially mitigated by our interest rate swaps. Based on the outstanding balances of the Credit Facility and our interest rate swaps at December 31, 2012, a hypothetical 50-basis-point change, in interest rates prevailing at that date, sustained for one year, would not represent a material potential net change in fair value, earnings, or cash flows.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is set forth below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Herbalife Ltd.:

We have audited the internal control over financial reporting of Herbalife Ltd. (the “Company”) as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Herbalife Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Herbalife Ltd. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 19, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Los Angeles, California

February 19, 2013

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012.

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

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2012.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d	)
4.1	Form of Share Certificate	(d	)
10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)
10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)
10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)
10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)
10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)
10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)
10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a	)

Exhibit Number	Description	Reference
10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)
10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)
10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)
10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)
10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)
10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)
10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)
10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)
10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)
10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c	)
10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c	)
10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d	)
10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e	)
10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(l	)
10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(l	)
10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)
10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(p	)
10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(p	)
10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(p	)
10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(p	)
10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p	)
10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p	)
10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(s	)

Exhibit Number	Description	Reference
10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(s	)
10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(s	)
10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(s	)
10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s	)
10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s	)
10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(g	)
10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(h	)
10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)
10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)
10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)
10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(i	)
10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(j	)
10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(j	)
10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(k	)
10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(n	)
10.46#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(n	)
10.47#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l	)
10.48#	Amended and Restated Non-Management Directors Compensation Plan	(l	)
10.49#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(l	)
10.50#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(m	)
10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(o	)
10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(o	)
10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(p	)
10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(s	)

Exhibit Number	Description	Reference
10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(q	)
10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(r	)
10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(s	)
21.1	Subsidiaries of the Registrant	*
23.1	Consent of KPMG LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(g)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.

(h)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(j)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(k)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(m)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(n)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(p)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.

(q)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.

(s)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Herbalife Ltd.:

We have audited the accompanying consolidated balance sheets of Herbalife Ltd. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Herbalife Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the internal control over financial reporting of Herbalife Ltd. as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 19, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Los Angeles, California

February 19, 2013

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333,534	$258,775
Receivables, net of allowance for doubtful accounts of $2,273 (2012) and $2,250 (2011)	116,139	89,660
Inventories	339,411	247,696
Prepaid expenses and other current assets	125,425	117,073
Deferred income taxes	49,339	55,615

Total current assets	963,848	768,819

Property, plant and equipment — at cost:
Land and Building	22,193	—
Furniture and fixtures	8,625	6,020
Equipment	373,028	301,689
Leasehold improvements	94,902	79,729

	498,748	387,438
Less: accumulated depreciation and amortization	(255,862)	(193,735)

Net property, plant and equipment	242,886	193,703

Deferred compensation plan assets	24,267	20,511
Other assets	48,805	41,125
Deferred financing costs, net	7,462	4,797
Marketing related intangibles and other intangible assets, net	311,186	311,764
Goodwill	105,490	105,490

Total assets	$1,703,944	$1,446,209

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,209	$57,095
Royalty overrides	243,351	197,756
Accrued compensation	95,220	76,435
Accrued expenses	181,523	152,744
Current portion of long-term debt	56,302	1,542
Advance sales deposits	49,432	31,702
Income taxes payable	15,854	31,415

Total current liabilities	716,891	548,689
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	431,305	202,079
Deferred compensation plan liability	29,454	23,702
Deferred income taxes	62,982	72,348
Other non-current liabilities	42,557	39,203

Total liabilities	1,283,189	886,021

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value, 1.0 billion shares authorized, 106.9 million (2012) and 115.8 million (2011) shares outstanding	107	116
Paid-in capital in excess of par value	303,975	291,950
Accumulated other comprehensive loss	(31,695)	(37,809)
Retained earnings	148,368	305,931

Total shareholders’ equity	420,755	560,188

Total liabilities and shareholders’ equity	$1,703,944	$1,446,209

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Product sales	$3,476,926	$2,944,722	$2,337,493
Shipping & handling revenues	595,404	509,815	396,733

Net sales	4,072,330	3,454,537	2,734,226
Cost of sales	812,583	680,084	558,811

Gross profit	3,259,747	2,774,453	2,175,415
Royalty overrides	1,338,633	1,137,560	900,248
Selling, general and administrative expenses	1,259,667	1,074,623	887,655

Operating income	661,447	562,270	387,512
Interest expense	16,736	9,864	9,664
Interest income	6,195	7,373	2,247

Income before income taxes	650,906	559,779	380,095
Income taxes	173,716	147,201	80,880

NET INCOME	$477,190	$412,578	$299,215

Earnings per share
Basic	$4.25	$3.51	$2.51
Diluted	$4.05	$3.30	$2.37
Weighted average shares outstanding
Basic	112,359	117,540	119,004
Diluted	117,856	124,846	126,495

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Net income	$477,190	$412,578	$299,215
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $283 (2012), ($3,090) (2011), and $0 (2010)	9,821	(16,757)	583
Unrealized (loss) gain on derivatives, net of income taxes of ($1,161) (2012), $1,455 (2011), and ($1,222) (2010)	(3,707)	6,233	(4,472)

Total other comprehensive income (loss)	6,114	(10,524)	(3,889)

Total comprehensive income	$483,304	$402,054	$295,326

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	(In thousands, except per share amounts)

Balance at December 31, 2009	$120	$222,882	$(23,396)	$159,705	$359,311
Issuance of 3.3 million common shares from exercise of stock options, SARs, restricted stock units, and employee stock purchase plan	4	15,305			15,309
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		8,045			8,045
Additional capital from share based compensation		22,969			22,969
Repurchases of 6.0 million common shares	(6)	(21,088)		(138,914)	(160,008)
Dividends and dividend equivalents ($0.45 per share)		580		(54,320)	(53,740)
Net income				299,215	299,215
Foreign currency translation adjustment			583		583
Unrealized loss on derivatives, net of income taxes of ($1,222)			(4,472)		(4,472)

Balance at December 31, 2010	$118	$248,693	$(27,285)	$265,686	$487,212

Issuance of 3.7 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and 0.4 million from exercise of warrants	4	26,463			26,467
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		27,450			27,450
Additional capital from share based compensation		24,133			24,133
Repurchases of 6.0 million common shares	(6)	(35,427)		(286,206)	(321,639)
Dividends and dividend equivalents ($0.73 per share)		638		(86,127)	(85,489)
Net income				412,578	412,578
Foreign currency translation adjustment, net of income taxes of ($3,090)			(16,757)		(16,757)
Unrealized gain on derivatives, net of income taxes of $1,455			6,233		6,233

Balance at December 31, 2011	$116	$291,950	$(37,809)	$305,931	$560,188

Issuance of 2.1 million common shares from exercise of stock options, SARs, restricted stock units, and employee stock purchase plan, and 0.4 million from exercise of warrants	3	11,261			11,264
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		29,684			29,684
Additional capital from share based compensation		28,133			28,133
Repurchases of 11.5 million common shares	(12)	(57,655)		(499,060)	(556,727)
Dividends and dividend equivalents ($1.20 per share)		602		(135,693)	(135,091)
Net income				477,190	477,190
Foreign currency translation adjustment, net of income taxes of $283			9,821		9,821
Unrealized loss on derivatives, net of income taxes of ($1,161)			(3,707)		(3,707)

Balance at December 31, 2012	$107	$303,975	$(31,695)	$148,368	$420,755

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$477,190	$412,578	$299,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,384	71,853	68,621
Excess tax benefits from share-based payment arrangements	(29,684)	(27,450)	(7,728)
Share based compensation expenses	27,906	24,133	22,969
Amortization of discount and deferred financing costs	1,797	1,007	500
Deferred income taxes	(9,050)	(12,984)	(33,313)
Unrealized foreign exchange transaction loss (gain)	2,121	9,403	(7,142)
Write-off of deferred financing costs	—	914	—
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	—	—	15,131
Other	532	2,206	2,527
Changes in operating assets and liabilities:
Receivables	(28,186)	(9,687)	(7,593)
Inventories	(82,177)	(84,880)	(31,516)
Prepaid expenses and other current assets	249	3,229	10,254
Other assets	(5,288)	(13,864)	(3,485)
Accounts payable	17,034	15,427	6,650
Royalty overrides	41,868	44,041	15,732
Accrued expenses and accrued compensation	39,440	28,749	31,092
Advance sales deposits	17,790	(1,538)	12,439
Income taxes	16,106	42,659	(8,807)
Deferred compensation plan liability	5,752	3,535	3,538

NET CASH PROVIDED BY OPERATING ACTIVITIES	567,784	509,331	389,084

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(121,524)	(90,408)	(68,125)
Proceeds from sale of property, plant and equipment	280	297	115
Deferred compensation plan assets	(3,756)	(1,975)	(1,126)

NET CASH USED IN INVESTING ACTIVITIES	(125,000)	(92,086)	(69,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(135,091)	(85,489)	(53,740)
Borrowings from long-term debt	1,430,560	914,200	427,000
Principal payments on long-term debt	(1,146,580)	(888,865)	(499,451)
Deferred financing costs	(4,460)	(5,718)	—
Share repurchases	(556,727)	(321,639)	(160,008)
Excess tax benefits from share-based payment arrangements	29,684	27,450	7,728
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	11,373	22,262	15,309

NET CASH USED IN FINANCING ACTIVITIES	(371,241)	(337,799)	(263,162)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,216	(11,221)	(17,037)

NET CHANGE IN CASH AND CASH EQUIVALENTS	74,759	68,225	39,749
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	258,775	190,550	150,801

CASH AND CASH EQUIVALENTS, END OF YEAR	$333,534	$258,775	$190,550

CASH PAID DURING THE YEAR
Interest paid	$14,268	$8,800	$9,295

Income taxes paid	$169,725	$118,906	$111,497

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of December 31, 2012, the Company sold its products to and through a network of 3.2 million independent distributors, which included 0.2 million in China. In China, the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2.    Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife and its subsidiaries.

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This ASU, which applies to all public, private, and not-for-profit organizations, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as it was intended to simplify the impairment assessment for indefinite-lived intangible assets.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities which provides further clarification relating to the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities. Effective for fiscal years beginning on or after January 1, 2013, ASU 2011-11 requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2013-01 added further scope clarification that ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This pronouncement may increase the Company’s disclosures, including disclosures about its derivatives described in Note 11, Derivative Instruments and Hedging Activities, and will not have a material effect on the Company’s operating results or financial position. This ASU will be effective for fiscal years beginning on or after January 1, 2013, including interim periods within those fiscal years.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $16.7 million, $11.4 million, and $7.3 million, for the years ended December 31, 2012, 2011, and 2010, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela. Herbalife Venezuela’s foreign currency financial statement impact is discussed further below within this Note.

Forward Exchange Contracts, Option Contracts and Interest Rate Swaps

The Company enters into foreign currency derivative instruments such as forward exchange contracts and option contracts in managing its foreign exchange risk on sales to distributors, purchase commitments denominated in foreign currencies, and intercompany transactions and bank loans. The Company also enters into interest rate swaps in managing its interest rate risk on its variable rate credit facility. The Company does not use the contracts for trading purposes.

In accordance with FASB Accounting Standards Codification, or ASC, Topic 815, Derivatives and Hedging, or ASC 815, the Company designates certain of its derivative instruments as cash flow hedges and formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction, at the time the derivative contract is executed. The Company assesses the effectiveness of the hedge both at inception and on an ongoing basis and determines whether the hedge is highly or perfectly effective in offsetting changes in cash flows of the hedged item. The Company records the effective portion of changes in the estimated fair value in accumulated other comprehensive income (loss) and subsequently reclassifies the related amount of accumulated other comprehensive income (loss) to earnings when the hedged item and underlying transaction impacts earnings. If it is determined that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting for such transaction. For derivatives that are not designated as hedges, all changes in estimated fair value are recognized in the consolidated statements of income.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of foreign and domestic bank accounts. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

During 2011, the Company entered into a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating foreign locations to withdraw cash from this financial institution to the extent aggregate cash deposits held by its participating locations are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheet and consolidated statement of cash flows, respectively. As of December 31, 2012 and December 31, 2011, the Company did not owe any amounts to this financial institution.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and 2011, the Company’s subsidiary in Venezuela, Herbalife Venezuela, had $99.2 million and $34.8 million, respectively, in Bolivar denominated cash and cash equivalents. Please see Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities below for a further description of Herbalife Venezuela’s cash and cash equivalents balances.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s distributors, and receivables from importers, who are utilized in a limited number of countries to sell products to distributors. The Company believes the concentration of its collection risk related to its credit card receivables is diminished due to the geographic dispersion of its receivables. The receivables from credit card companies were $81.1 million and $65.1 million as of December 31, 2012 and 2011, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2012 and 2011. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its distributors and importers which are not material to its consolidated financial statements. As of December 31, 2012 and 2011, the majority of the Company’s total outstanding accounts receivable were current.

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

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt using the interest method.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. As of December 31, 2012, the Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. As of December 31, 2012, these amounts have been reflected in property, plant and equipment on the Company’s accompanying consolidated balance sheet.

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general and administrative expenses totaled $70.9 million, $68.9 million, and $67.7 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the years ended December 31, 2012, 2011, and 2010, there were no goodwill or marketing related intangible asset impairments. At December 31, 2012, 2011, and 2010, the marketing related intangible asset balance was $310.0 million. As of December 31, 2012, 2011, and 2010, the goodwill balance was $105.5 million, $105.5 million, and $102.9 million, respectively. The $2.6 million increase in goodwill in 2011 from 2010 was primarily due to the acquisition of iChange Network, Inc., a privately held software company, where the purchase price was not material to the Company’s consolidated financial statements.

Intangible assets with finite lives are amortized over their expected lives, and are expected to be fully amortized over the next four years. As of December 31, 2012, the Company’s intangible assets with finite lives decreased to $1.1 million. As of December 31, 2011, the Company’s intangible assets with finite lives increased to $1.7 million, net of $0.6 million amortization, due to the iChange Network acquisition. As of December 31, 2010, the Company’s intangible assets with finite lives decreased to $0.8 million. The annual amortization expense for finite life intangibles was $0.6 million, $0.6 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively. At December 31, 2012, the annual expected amortization expense is as follows: 2013 — $0.4 million; 2014 — $0.3 million; 2015 — $0.3 million; and 2016 — $0.1 million.

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

The Company accounts for uncertainty in income taxes in accordance with FASB authoritative guidance which clarifies the accounting and reporting for uncertainties in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. See Note 12, Income Taxes, for a further description on income taxes.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalty Overrides

An independent distributor may earn commissions, called royalty overrides which include production bonuses, based on retail sales volume. Royalty overrides are based on the retail sales volume of certain other distributors who are sponsored directly or indirectly by the distributor. Royalty overrides are recorded when the products are delivered and revenue is recognized. The royalty overrides are compensation to distributors for services rendered including the development, retention and the improved productivity of their sales organizations. As such royalty overrides are classified as an operating expense. Non-U.S. royalty override checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has estimated this period of certainty to be three years worldwide.

Comprehensive Income

Comprehensive income consists of net earnings, foreign currency translation adjustments and the effective portion of the unrealized gains or losses on derivatives.

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31,
	2012	2011	2010
Foreign currency translation adjustment, net of tax	$(28,788)	$(38,609)	$(21,852)
Unrealized loss on derivatives, net of tax	(2,907)	800	(5,433)

Total accumulated other comprehensive income (loss)	$(31,695)	$(37,809)	$(27,285)

Operating Leases

The Company leases most of its physical properties under operating leases. Certain lease agreements generally include rent holidays and tenant improvement allowances. The Company recognizes rent holiday periods on a straight-line basis over the lease term beginning when the Company has the right to the leased space. The Company also records tenant improvement allowances and rent holidays as deferred rent liabilities and amortizes the deferred rent over the terms of the lease to rent expense.

Research and Development

The Company’s research and development is performed by in-house staff and outside consultants. For all periods presented, research and development costs were expensed as incurred and were not material.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $42.3 million, $38.4 million, and $30.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

HERBALIFE LTD. AND SUBSIDIARIES

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average shares used in basic computations	112,359	117,540	119,004
Dilutive effect of exercise of equity grants outstanding	5,457	7,046	7,059
Dilutive effect of warrants	40	260	432

Weighted average shares used in diluted computations	117,856	124,846	126,495

There were an aggregate of 4.0 million, 2.1 million, and 1.5 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the years ended December 31, 2012, 2011, and 2010, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

Revenue Recognition

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the independent distributor or importer, or as products are sold in retail stores in China or through the Company’s independent service providers in China. Product sales are recognized net of product returns and discounts referred to as “distributor allowances.” Net sales include product sales and shipping and handling revenues. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval process continue to be delayed and the Company’s ability to timely obtain U.S. dollars at the official exchange rates remains uncertain.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Official Exchange Rate Devaluations in Venezuela

In early January 2010, Venezuela announced an official exchange rate devaluation of the Bolivar to an official rate of 4.3 Bolivars per U.S. dollar for non-essential items and 2.6 Bolivars per U.S. dollar for essential items. The Company’s imports use to fall into both classifications. During 2010, because the Company used the parallel market exchange rate for remeasurement purposes until the parallel market was discontinued in May 2010 and then used the SITME rate thereafter, any U.S. dollars obtained from CADIVI at the official rate had a positive impact to the Company’s consolidated net earnings. The majority of Herbalife Venezuela’s 2010 importations were not registered with CADIVI so the official exchange rates were not available to pay for these U.S. imports.

In late December 2010, Venezuela announced the CADIVI official exchange rate of 2.6 Bolivars per U.S. dollar would be eliminated. The CADIVI official exchange of 4.3 Bolivars per U.S. dollar is used for all essential items and non-essential items beginning January 2011. This devaluation did not have a material impact on the Company’s consolidated financial statements since the SITME rate was used for remeasurement purposes.

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities

The Company recorded $5.8 million of foreign exchange gains to selling, general and administrative expenses within the Company’s consolidated statement of income for the year ended December 31, 2010, as a result of receiving U.S. dollars approved by CADIVI at the favorable official exchange rate compared to the less favorable parallel market and SITME rates. During the second quarter of 2010, the Company also recorded a $4.0 million pre-tax ($2.6 million post-tax) net foreign exchange gain to selling, general and administrative expenses, within the Company’s consolidated statement of income, as a result of remeasuring its Bolivar denominated monetary assets and liabilities as of June 30, 2010 at the SITME rate of 5.3 Bolivars per U.S. dollar as opposed to the last parallel market rate prior to the closure of the parallel market in May 2010 of 8.3 Bolivars per U.S. dollar. During the third quarter of 2010 and thereafter, the Company continued to use the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions.

In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. This Bolivar to U.S. dollar conversion resulted in the Company recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its consolidated statement of income for the year ended December 31, 2011. The Company was unsuccessful in accessing any subsequent PDVSA bond offerings and the frequency of future bond offerings is unknown. During 2011, the Company also accessed the SITME market in order to exchange its Bolivars to U.S. dollars. In less frequent instances, the Company has also accessed alternative legal exchange mechanisms, to exchange Bolivars for U.S. dollars, at less favorable rates than the SITME rate, which resulted in the Company recognizing $1.2 million of losses in selling, general and administration expenses included within its consolidated statement of income for the year ended December 31, 2011.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2012, the Company continued accessing the SITME market in order to exchange its Bolivars to U.S. dollars and the daily and monthly restrictions continues. In other instances, the Company recognized an aggregate of $4.8 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 43% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. During the year ended December 31, 2012, the Company has exchanged 59.2 million Bolivars for $6.4 million U.S. dollars using these alternative legal exchange mechanisms. The Company continues to remeasure its Bolivars at the published SITME rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms.

As of December 31, 2012 and December 31, 2011, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $82.9 million and $26.8 million, respectively, and included approximately $99.2 million and $34.8 million, respectively, in Bolivar denominated cash and cash equivalents. These remeasured amounts, including cash and cash equivalents, that are reported on the Company’s consolidated balance sheet using the published SITME rate of 5.3 Bolivars per U.S. dollar may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions under SITME, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis or at any particular exchange rate.

Consolidation of Herbalife Venezuela

The Company plans to continue its operation in Venezuela and to import products into Venezuela despite the foreign currency constraints described above. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. The mere existence of the exchange restrictions discussed above does not in and of itself create a presumption that this lack of exchangeability is other-than-temporary, nor does it create a presumption that an entity should deconsolidate its Venezuelan operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements for U.S. GAAP purposes. The majority of Herbalife Venezuela’s Bolivar denominated assets and liabilities are currently being remeasured at the SITME rate.

Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented approximately 4%, 2%, and 2% of the Company’s consolidated net sales for the years ended December 31, 2012, 2011, and 2010, respectively, and its total assets represented approximately 7% and 3% of the Company’s consolidated total assets as of December 31, 2012 and 2011, respectively. See Note 14, Subsequent Events, for further discussion of Herbalife Venezuela.

3.    Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2012	2011
Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$303.8	$223.5
Outer Nutrition	17.5	11.1
Literature, Promotional and Others	18.1	13.1

Total	$339.4	$247.7

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the major classes of inventory (in millions):

	December 31,
	2012	2011
Raw materials	$19.6	$21.7
Work in process	1.9	2.5
Finished goods	317.9	223.5

Total	$339.4	$247.7

4.    Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2012	2011
Borrowings under the senior secured credit facility	$487.5	$202.0
Capital leases	0.1	1.4
Other debt	—	0.2

	487.6	203.6
Less: current portion	56.3	1.5

Long-term portion	$431.3	$202.1

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, or the Prior Credit Facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in the Company’s share repurchase program. See Note 8, Shareholders’ Equity, for further discussion of the share repurchase program and the share repurchase amounts during the years ended December 31, 2012, 2011, and 2010. The term loan bore interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%. The revolving credit facility bore interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%.

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated its Prior Credit Facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates.

In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the Credit Facility. These debt issuance costs were recorded as deferred

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Term Loan. On December 31, 2012 and 2011, the weighted average interest rate for borrowings under the Credit Facility, which included borrowings under the Term Loan as of December 31, 2012, was 1.96% and 1.89%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2012 and 2011, the Company was compliant with its debt covenants under the Credit Facility. The fair value of the Company’s Credit Facility, including the Term Loan, approximated its carrying value as of December 31, 2012, due to its variable interest rate which reprices frequently and represents floating market rates. The fair value of the Credit Facility is determined by utilizing Level 2 inputs as defined in Note 13, Fair Value Measurements, such as observable market interest rates and yield curves.

During 2012, the Company borrowed an aggregate amount of $1,428.0 million and paid a total amount of $1,142.5 million under the Credit Facility. During 2011, the Company borrowed $859.7 million and $54.0 million under the Credit Facility and Prior Credit Facility, respectively, and paid a total of $657.7 million and $228.9 million under the Credit Facility and Prior Credit Facility, respectively. During 2010, the Company borrowed an aggregate amount of $427.0 million and paid a total amount of $487.0 million under the Prior Credit Facility. As of December 31, 2012 and December 31, 2011, the U.S. dollar amount outstanding under the Credit Facility was $487.5 million and $202.0 million, respectively. Of the $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, $487.5 million was outstanding on the Term Loan and no amounts were outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2012 and December 31, 2011 under the Credit Facility.

As of December 31, 2012, the aggregate annual maturities of the Credit Facility were expected to be $56.3 million for 2013, $81.2 million for 2014, $100.0 million for 2015, and $250.0 million for 2016.

Interest expense was $16.7 million, $9.9 million, and $9.7 million, for the years ended December 31, 2012, 2011, and 2010, respectively. Interest expense for the year ended December 31, 2011 included a $0.9 million write-off of unamortized deferred financing costs resulting from the extinguishment of the Prior Credit Facility, as discussed above.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2023. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases and capital leases at December 31, 2012, were as follows (in millions):

	Operating	Capital
2013	$50.1	$0.1
2014	42.0	—
2015	34.8	—
2016	21.8	—
2017	14.3	—
Thereafter	30.2	—

Total	$193.2	$0.1

Less: amounts included above representing interest		—

Present value of net minimum lease payments		$0.1

Rental expense for the years ended December 31, 2012, 2011, and 2010, was $52.5 million, $49.2 million, and $43.5 million, respectively.

Property, plant and equipment under capital leases are included in property, plant and equipment on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2012	2011
Equipment	$7.7	$10.6
Less: accumulated depreciation	(7.4)	(9.7)

Total	$0.3	$0.9

6.    Employee compensation plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. Prior to January 1, 2009, employees could elect to contribute between 2% to 17% of their compensation, and the Company would make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants’ earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. Effective January 1, 2009, the Company amended its profit sharing plan. Starting January 1, 2009, employees may elect to contribute up to 75% of their compensation; however, contributions are limited to a maximum annual amount as set periodically by the Code. The Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings up to the first 1%, and then make matching contributions in an amount equal to 50% of one dollar for each dollar on the subsequent 5% of deferred earnings. The contributions become fully vested after two

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years. The Company contributed $2.7 million, $2.5 million, and $2.3 million, to its profit sharing plan during the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The deferred compensation plans allow eligible employees to elect annually to defer up to 75% of their base annual salary and up to 100% of their annual bonus for each calendar year, or the Annual Deferral Amount. The Company makes matching contributions on behalf of each participant in the Senior Executive Deferred Compensation Plan. The Senior Executive Deferred Compensation Plan provides that the amount of the matching contributions is to be determined by the Company at its discretion. In 2012, 2011 and 2010, the Company’s matching contribution was 3.5% which aligns with the 401(k) retirement plan match.

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

The total expense for the two non-qualified deferred compensation plans, excluding participant contributions, was $2.9 million, $0.2 million, and $2.1 million for the years ended December 31, 2012, 2011, and 2010, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $29.5 million and $23.7 million at December 31, 2012 and 2011, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $24.3 million and $20.5 million as of December 31, 2012 and 2011, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $7.2 million, $4.9 million and $3.4 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that there are substantial defenses to their allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $88 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and the 2011 year. On October 19, 2012, the Mexican Tax Administration Service issued a preliminary audit report for the January to September 2007 period which primarily focused on VAT allegations. The final audit report for the January to September 2007 period was issued on December 11, 2012 and is substantially similar to the preliminary report. The Company has not yet received any assessment related to this final audit report. The Mexican Tax Authority generally issues an assessment within six months of the final audit report.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $7.1 million U.S. dollars translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian distributors from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter was originally scheduled for October 23, 2012 but it has been postponed and will be rescheduled. .

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

8. Shareholders’ equity

The Company had 106.9 million, 115.8 million, and 117.8 million common shares outstanding at December 31, 2012, 2011, and 2010, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2012. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2012, 2011, and 2010, was approximately $135.1 million, $85.5 million, and $53.7 million, respectively.

Share Repurchases

On April 17, 2009, the Company’s share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, the Company announced that its board of directors authorized a new program for

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company to repurchase up to $300 million of Herbalife common shares during the following two years, at such times and prices as determined by the Company’s management as market conditions warrant. On May 3, 2010, the Company’s board of directors approved an increase to this share repurchase program from $300 million to $1 billion. In addition, the Company’s board of directors approved the extension of the expiration date of this share repurchase program from April 2011 to December 2014.

On May 2, 2012, the Company entered into an agreement with Merrill Lynch International to repurchase $427.9 million of its common shares, which was the remaining authorized capacity under this share repurchase program at that time. Under the terms of the repurchase agreement, the Company paid $427.9 million on May 4, 2012 and the agreement expired on July 27, 2012. The Company received 5.3 million and 3.9 million of its common shares under the repurchase agreement during June 2012 and July 2012, respectively. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of the Company’s common shares over the course of the agreement. On July 27, 2012, the Company completed this share repurchase program upon the final delivery of common shares repurchased under the repurchase agreement.

On July 30, 2012, the Company announced that its board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows the Company to repurchase its common shares, at such times and prices as determined by the Company’s management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. As of December 31, 2012, the remaining authorized capacity under this share repurchase program was $950.0 million.

During the year ended December 31, 2012, the Company repurchased 11.0 million of its common shares through open market purchases at an aggregate cost of approximately $527.8 million, or an average cost of $47.78 per share. During the year ended December 31, 2011, the Company repurchased 5.5 million of its common shares through open market purchases at an aggregate cost of approximately $298.8 million, or an average cost of $54.27 per share. During the year ended December 31, 2010, the Company repurchased 5.7 million of its common shares through open market purchases at an aggregate cost of approximately $150.1 million, or an average cost of $26.13 per share.

The Company reflects the aggregate purchase price of the common shares repurchased as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares as a reduction to retained earnings, common shares and additional paid-in-capital.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted, pursuant to the Company’s share-based compensation plans, is net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the share repurchase program described above.

9.    Share-Based Compensation

The Company has five share-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provided for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provided for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan replaced the 2004 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 14,400,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units. At December 31, 2012 an aggregate of approximately 3.1 million common shares remain available for future issuance under the 2005 Stock Incentive Plan and the Independent Directors Stock Unit Plan.

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

Awards can be subject to the following: market and service conditions, or market condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, market and performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2012 include stock options, SARs, and stock units.

In March 2008, the Company granted SARs with market conditions to its Chairman and Chief Executive Officer, which fully vested during 2012. These SARs vested at the end of four years subject to his continued employment through that date and the achievement of certain conditions related to the market value of the Company’s common shares. The market conditions included targets for stock price appreciation of both a 10% and a 15% compound annual growth rate. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2011, the Company granted SARs with market and performance conditions to its Chairman and Chief Executive Officer. These awards will vest on December 31, 2014, subject to his continued employment through that date, the Company’s stock price appreciating and exceeding a targeted price, and the Company’s achievement of certain volume point performance targets. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted on or after January 1, 2006, the compensation expense is recognized on a straight-line basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2012, 2011, and 2010, share-based compensation expense, relating to service condition awards, amounted to $22.7 million, $19.2 million, and $20.0 million, respectively. For the years ended December 31, 2012, 2011, and 2010, share-based compensation expense, relating to market condition awards, amounted to $0.7 million, $2.9 million, and $3.0 million, respectively. For the year ended December 31, 2012 and 2011, share-based compensation expense, relating to market and performance condition awards, amounted to $4.6 million and $1.4 million, respectively. For the years ended December 31, 2012, 2011, and 2010, the related income tax benefits recognized in earnings for all awards amounted to $9.5 million, $7.5 million, and $7.4 million, respectively.

As of December 31, 2012, the total unrecognized compensation cost related to non-vested service condition stock awards was $41.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years. As of December 31, 2012, the total unrecognized compensation cost related to non-vested market and performance condition awards was $9.0 million and the related weighted-average period over which it is expected to be recognized is approximately 2.0 years.

For the years ended December 31, 2012, 2011, and 2010, excess tax benefits of $29.7 million, $27.5 million, and $8.0 million, respectively, were generated and recognized from exercises of awards.

Stock units are valued at the market value on the date of grant. The fair value of service condition SARs are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of SARs with market conditions are estimated on the date of grant using the Monte Carlo lattice model. Historically, the expected term of the SARs and stock options was based on the simple average of the average vesting period and the life of the award, or the simplified method. During the fourth quarter of 2011, the Company began calculating the expected term of its SARs based on historical data as more historical information was available. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the SARs and stock options are based upon the historical volatility of the Company’s common shares and it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the SARs and stock options. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

There were no stock options granted during the years ended December 31, 2012, 2011, and 2010. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2012, 2011, and 2010:

	SARs			Independent Director’s SARs
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Expected volatility	48.4%	46.6%	48.3%	52.1%	49.4%	48.2%
Dividends yield	2.7%	1.5%	1.8%	2.7%	1.5%	1.7%
Expected term	5.3 years	6.2 years	6.4 years	3.8 years	3.8 years	3.8 years
Risk-free interest rate	0.7%	1.9%	2.4%	0.4%	1.0%	1.3%

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no market condition awards or market and performance condition awards granted during the years ended December 31, 2012 and 2010. For market and performance condition awards granted during the year ended December 31, 2011, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

SARs
Year Ended December 31, 2011
Expected volatility	44.0%
Dividends yield	1.4%
Expected term	5.2 years
Risk-free interest rate	1.2%

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2012:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2011(2) (3)	11,169	$22.54	5.5 years	$332.8
Granted	2,109	$45.10
Exercised	(1,862)	$10.23
Forfeited	(83)	$41.54

Outstanding at December 31, 2012(2) (3)	11,333	$28.62	5.9 years	$119.1

Exercisable at December 31, 2012(3)	5,751	$18.29	3.9 years	$89.8

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

(2)	Includes 0.9 million SARs with market and performance conditions.

(3)	Includes 1.5 million SARs with market conditions.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2012, 2011, and 2010 was $15.36, $21.23, and $9.32, respectively. The weighted-average grant date fair value of SARs with market and performance conditions granted during the year ended December 31, 2011 was $17.37. The total intrinsic value of service condition stock options and SARs exercised during the years ended December 31, 2012, 2011, and 2010 was $98.6 million, $133.8 million, and $63.8 million, respectively. There were no market condition, or market condition and performance condition SARs exercised during the years ended December 31, 2012, 2011, and 2010.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested at December 31, 2011	717.6	$12.25
Granted	—	$—
Vested	(395.7)	$12.71
Forfeited	(0.3)	$6.82

Outstanding and nonvested at December 31, 2012	321.6	$11.70

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total vesting date fair value of stock units which vested during the years ended December 31, 2012, 2011, and 2010 was $24.3 million, $19.8 million, and $10.3 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 2 million common shares. At December 31, 2012, approximately 1.8 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, the Company sold products in 88 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net Sales:
Primary Reporting Segment:
United States	$816.9	$676.9	$595.4
Mexico	496.1	436.9	334.0
South Korea	421.4	343.5	208.9
Others	2,059.4	1,786.4	1,411.5

Total Primary Reporting Segment	3,793.8	3,243.7	2,549.8
China	278.5	210.8	184.4

Total Net Sales	$4,072.3	$3,454.5	$2,734.2

Contribution Margin(1):
Primary Reporting Segment:
United States	$359.5	$286.3	$257.0
Mexico	205.6	191.1	131.7
South Korea	199.4	163.1	103.0
Others	906.5	810.0	618.5

Total Primary Reporting Segment	1,671.0	1,450.5	1,110.2
China(2)	250.1	186.4	165.0

Total Contribution Margin	$1,921.1	$1,636.9	$1,275.2
Selling, general and administrative expense (2)	1,259.7	1,074.6	887.7
Interest expense	16.7	9.9	9.7
Interest income	6.2	7.4	2.3

Income before income taxes	650.9	559.8	380.1
Income taxes	173.7	147.2	80.9

Net Income	$477.2	$412.6	$299.2

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Capital Expenditures:
United States	$81.6	$60.4	$51.0
Mexico	2.8	3.5	2.5
South Korea	4.1	2.1	0.4
China	15.4	6.6	3.1
Others	18.9	18.3	11.1

Total Capital Expenditures	$122.8	$90.9	$68.1

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net sales by product line:
Weight Management	$2,554.9	$2,158.7	$1,698.9
Targeted Nutrition	944.8	789.6	629.2
Energy, Sports & Fitness	209.4	169.8	121.3
Outer Nutrition	146.3	147.8	127.5
Literature, Promotional and Other(3)	216.9	188.6	157.3

Total Net Sales	$4,072.3	$3,454.5	$2,734.2

Net sales by geographic region:
North America	$841.2	$698.6	$614.1
Mexico	496.1	436.9	334.0
South & Central America	688.8	554.4	390.4
EMEA	627.8	615.2	527.8
Asia Pacific	1,139.9	938.6	683.5
China	278.5	210.8	184.4

Total Net Sales	$4,072.3	$3,454.5	$2,734.2

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part II, Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K for a description of net sales, cost of sales and royalty overrides.

(2)	Compensation to China sales employees and service fees to China independent service providers totaling $123.5 million, $96.8 million, and $87.3 million for the years ended December 31, 2012, 2011, and 2010, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of December 31, 2012 and 2011, total assets for the Company’s Primary Reporting Segment were $1,587.0 million and $1,357.4 million, respectively. Total assets for the China segment were $116.9 million and $88.8 million as of December 31, 2012 and 2011, respectively.

As of December 31, 2012 and 2011, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million for both periods. Goodwill allocated to the China segment was $3.1 million as of December 31, 2012 and 2011.

As of December 31, 2012, the net property, plant and equipment located in the U.S. and in all foreign countries was $170.9 million and $71.9 million, respectively. As of December 31, 2011, the net property, plant and equipment located in the U.S. and in all foreign countries was $144.2 million and $49.5 million, respectively.

As of December 31, 2012, the deferred tax assets related to the U.S. and all foreign countries was $68.4 million and $51.4 million, respectively. As of December 31, 2011, the deferred tax assets related to the U.S. and all foreign countries was $65.4 million and $46.8 million, respectively.

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2012 and 2011, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheet was $321.3 million and $246.0 million, respectively, of which $6.9 million and $9.2 million, respectively, was maintained or invested in U.S. dollars.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s Credit Facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at December 31, 2012, the maximum length of time over which the Company is hedging certain of these exposures is approximately seven months.

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

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2012 and December 31, 2011. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At December 31, 2012 and 2011, the Company recorded the interest rate swaps as liabilities at their fair value of $2.0 million and $5.1 million, respectively.

The table below describes the interest rate swaps in aggregate, and the fair value of the liabilities that were outstanding as of December 31, 2012 and 2011:

Interest Rate	Aggregate Notional Amounts	Average Swap Rate	Aggregate Fair Value	Maturity Dates
	(In millions)		(In millions)
At December 31, 2012
Interest Rate Swaps	$140.0	2.78%	$(2.0)	July 2013
At December 31, 2011
Interest Rate Swaps	$140.0	2.78%	$(5.1)	July 2013

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2012 and 2011, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $256.9 million and $64.4 million, respectively. At December 31, 2012, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party quotes. As of December 31, 2012, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2011, the Company recorded assets at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2012 and 2011, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2012 and December 31, 2011.

As of December 31, 2012 and 2011, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months and fifteen months, respectively, with the majority of freestanding derivatives expiring within one month as of December 31, 2012 and 2011. There were no foreign currency option contracts outstanding as of December 31, 2012 and 2011.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2012 and 2011:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2012
Buy Brazilian real sell U.S. dollar	2.08	$12.5	$0.2
Buy Chinese yuan sell U.S. dollar	6.29	1.3	—
Buy Euro sell Argentine peso	6.66	3.0	—
Buy Euro sell Australian dollar	1.27	1.4	—
Buy Euro sell Chilean peso	633.00	1.5	—
Buy Euro sell Indonesian rupiah	12,935.00	9.7	—
Buy Euro sell Mexican peso	17.18	143.7	0.3
Buy Euro sell Malaysian ringgit	4.06	15.2	(0.1)
Buy Euro sell Peruvian nuevo sol	3.41	2.0	—
Buy Euro sell U.S. dollar	1.33	82.1	(0.4)
Buy British pound sell Euro	0.82	2.4	—
Buy Japanese yen sell U.S. dollar	85.88	9.3	(0.1)
Buy South Korean won sell U.S. dollar	1,077.18	52.5	0.2
Buy Malaysian ringgit sell Euro	4.07	0.8	—
Buy Malaysian ringgit sell U.S. dollar	3.08	21.7	0.1
Buy U.S. dollar sell Brazilian real	2.05	12.6	—
Buy U.S. dollar sell Colombian peso	1,800.10	11.7	(0.2)
Buy U.S. dollar sell Euro	1.30	174.4	(2.9)
Buy U.S. dollar sell British pound	1.62	16.2	(0.1)
Buy U.S. dollar sell South Korean won	1,089.08	6.3	(0.1)
Buy U.S. dollar sell Mexican peso	13.12	25.4	(0.3)
Buy U.S. dollar sell Philippine peso	40.99	2.9	—
Buy U.S. dollar sell New Taiwan dollar	28.98	0.8	—
Buy U.S. dollar sell South African rand	8.54	0.7	—

Total forward contracts		$610.1	$(3.4)

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2011
Buy Chinese yuan sell U.S. dollar	6.34	$2.5	$—
Buy Euro sell Argentine peso	5.70	3.0	—
Buy Euro sell Australian dollar	1.30	0.8	—
Buy Euro sell British pound	0.83	0.8	—
Buy Euro sell Hong Kong dollar	10.15	0.9	—
Buy Euro sell Indonesian rupiah	11,985.00	2.2	—
Buy Euro sell Indian rupee	69.21	2.3	—
Buy Euro sell Mexican peso	18.14	14.9	—
Buy Euro sell Malaysian ringgit	4.17	6.0	(0.1)
Buy Euro sell Russian ruble	41.74	9.2	—
Buy Euro sell U.S. dollar	1.30	44.8	(0.1)
Buy Euro sell South African rand	10.89	0.6	—
Buy British pound sell Euro	0.84	0.8	—
Buy Japanese yen sell U.S. dollar	77.85	7.0	0.1
Buy South Korean won sell U.S. dollar	1,161.81	32.2	(0.2)
Buy Malaysian ringgit sell Euro	4.12	0.8	—
Buy Malaysian ringgit sell U.S. dollar	3.18	19.0	—
Buy Peruvian nuevo sol sell U.S. dollar	2.70	6.7	—
Buy Swedish kronor sell Euro	8.98	1.0	—
Buy U.S. dollar sell Argentine peso	4.37	0.8	—
Buy U.S. dollar sell Colombian peso	1,943.00	5.1	—
Buy U.S. dollar sell Euro	1.37	81.4	4.4
Buy U.S. dollar sell British pound	1.55	24.1	—
Buy U.S. dollar sell Indian rupee	53.30	1.0	—
Buy U.S. dollar sell South Korean won	1,156.38	7.5	—
Buy U.S. dollar sell Mexican peso	13.89	37.3	0.4
Buy U.S. dollar sell Philippine peso	43.79	3.2	—
Buy U.S. dollar sell Russian ruble	31.86	1.3	—
Buy U.S. dollar sell Singapore dollar	1.28	0.3	—
Buy U.S. dollar sell Thai baht	31.43	0.2	—
Buy U.S. dollar sell South African rand	8.33	1.1	—

Total forward contracts		$318.8	$4.5

The following tables summarize the derivative activity during the year ended December 31, 2012, 2011, and 2010 relating to all the Company’s derivatives.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2012, 2011, and 2010:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(3.3)	$4.1	$5.6
Interest rate swaps	$(0.6)	$(2.1)	$(7.5)

As of December 31, 2012, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $5.3 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2012, 2011, and 2010:

	Amount of Gain (Loss) Recognized in Income For the Year Ended			Location of Gain (Loss) Recognized in Income
	December 31, 2012	December 31, 2011	December 31, 2010
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$(1.8)	$—	$—	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(10.0)	$2.7	$(9.4)	Selling, general and administrative expenses

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2012, 2011, and 2010:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	For the Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$0.1	$(0.3)	$1.8	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$4.5	$(1.8)	$6.6	Selling, general and administrative expenses
Interest rate contracts	$(3.6)	$(3.6)	$(3.6)	Interest expense, net

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of December 31, 2012, and December 31, 2011.

12.    Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Domestic	$172.3	$143.9	$69.5
Foreign	478.6	415.9	310.6

Total	$650.9	$559.8	$380.1

Income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Foreign	$89.6	$94.7	$75.6
Federal	84.2	57.8	30.3
State	8.9	7.6	8.3

	182.7	160.1	114.2

Deferred:
Foreign	(5.6)	(12.4)	(3.2)
Federal	(4.6)	(0.1)	(30.7)
State	1.2	(0.4)	0.6

	(9.0)	(12.9)	(33.3)

	$173.7	$147.2	$80.9

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of December 31, 2012 and 2011, the Company had $25.9 million and $20.6 million, respectively, of unrealized excess tax benefits. Of the $25.9 million of excess tax benefits at December 31, 2012, $17.7 million relates to foreign tax credits generated and carried forward on US federal income tax returns. If unused, tax credit carryforwards of $6.3 million will expire in 2020, $4.6 million will expire in 2021, and $6.8 million will expire in 2022.

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

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year EndedDecember 31,
	2012	2011
Deferred income tax assets:
Accruals not currently deductible	$48.0	$47.1
Tax loss carry forwards of certain foreign subsidiaries	22.0	2.8
Depreciation/amortization	13.5	11.9
Deferred compensation plan	35.6	26.2
Deferred interest expense	186.9	205.6
Accrued vacation	4.6	4.0
Inventory reserve	6.4	4.2
Hyperinflationary adjustment	3.5	7.4
Other	8.6	11.3

Gross deferred income tax assets	329.1	320.5
Less: valuation allowance	(209.3)	(208.3)

Total deferred income tax assets	$119.8	$112.2

Deferred income tax liabilities:
Intangible assets	$111.7	$113.1
Unremitted foreign earnings	13.9	8.7
Other	4.5	4.7

Total deferred income tax liabilities	$130.1	$126.5

Total net deferred tax liabilities	$(10.3)	$(14.3)

Net operating loss carryforwards of subsidiaries for 2012 and 2011 were $22.0 million and $2.8 million, respectively. If unused, net operating losses and tax credits of $2.6 million will expire between 2013 and 2022 and $19.4 million can be carried forward indefinitely. Deferred interest carryforwards of subsidiaries for 2012 and 2011 were $186.9 million and $205.6 million, respectively, and can be carried forward indefinitely.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2012 and December 31, 2011 the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to deferred interest expense carryforwards and net operating loss carryforwards, in the amount of $209.3 million and $208.3 million, respectively. The change in the Company’s valuation allowance during 2012 of $1.0 million was related to $0.4 million of net additions charged to income tax expense and $0.6 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2011 of $84.1 million was related to $86.0 million of net additions charged to income tax expense, reduced by $1.9 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2010 of $64.6 million was primarily related to net additions charged to income tax expense.

At December 31, 2012, the Company’s U.S. consolidated group had approximately $66.4 million of unremitted earnings that were permanently reinvested from certain foreign subsidiaries. In addition, at December 31, 2012, Herbalife Ltd. had approximately $1.6 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax liability on the unremitted foreign earnings as of December 31, 2012 and 2011 was $13.9 million and $8.7 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Tax expense at United States statutory rate	$227.8	$195.9	$133.0
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(68.7)	(134.1)	(77.8)
U.S. tax (benefit) on foreign income net of foreign tax credits	1.8	(8.8)	(19.3)
Increase (decrease) in valuation allowances	0.4	86.0	64.6
State taxes, net of federal benefit	7.6	5.5	5.9
Unrecognized tax benefits	6.6	1.1	(10.9)
Venezuela DASTM hyperinflationary impact	—	—	(14.5)
Other	(1.8)	1.6	(0.1)

Total	$173.7	$147.2	$80.9

During the years ended December 31, 2012, 2011 and 2010, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and concluded on December 31, 2012. Under the terms of the holiday, the Company was subject to an 11% tax rate in 2010, a 12% tax rate in 2011, and a 12.5% tax rate in 2012. The Company will be subject to the statutory tax rate of 25% in 2013.

As of December 31, 2012, the total amount of unrecognized tax benefits, including related interest and penalties was $47.1 million. If the total amount of unrecognized tax benefits was recognized, $38.2 million of unrecognized tax benefits, $5.7 million of interest and $1.7 million of penalties would impact the effective tax rate. As of December 31, 2011, the total amount of unrecognized tax benefits, including related interest and penalties was

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$39.0 million. If the total amount of unrecognized tax benefits was recognized, $32.1 million of unrecognized tax benefits, $5.5 million of interest and $1.1 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2012, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $0.2 million and $0.6 million, respectively. During the year ended December 31, 2011, the Company recorded an increase in interest expense and a reversal of penalty expense related to uncertain tax positions of $0.1 million and $0.1 million, respectively. During the year ended December 31, 2010, the Company recorded a reversal of interest and penalty expense related to uncertain tax positions of $2.9 million. As of December 31, 2012, total amount of interest and penalties related to unrecognized tax benefits were $5.7 million and $1.7 million respectively. As of December 31, 2011, total amount of interest and penalties related to unrecognized tax benefits were $5.5 million and $1.1 million respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2012, 2011, and 2010 (in millions):

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Beginning balance of unrecognized tax benefits	$32.4	$31.6	$39.3
Additions for current year tax positions	7.8	5.5	4.3
Additions for prior year tax positions	4.5	2.0	1.1
Reductions for prior year tax positions	(0.1)	(0.9)	(2.3)
Reductions for audit settlements	(0.3)	(0.7)	(8.6)
Reductions for the expiration of statutes of limitation	(4.9)	(4.5)	(2.4)
Changes due to foreign currency translation adjustments	0.3	(0.6)	0.2

Ending balance of unrecognized tax benefits (excluding interest and penalties)	$39.7	$32.4	$31.6
Interest and penalties associated with unrecognized tax benefits	7.4	6.6	6.9

Ending balance of unrecognized tax benefits (including interest and penalties)	$47.1	$39.0	$38.5

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2012, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2008.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $27.9 million within the next twelve months. Of this possible decrease, $26.0 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $1.9 million would be due to the expiration of statute of limitations in various jurisdictions.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at December 31, 2012, and December 31, 2011:

Fair Value Measurements at Reporting Date Using

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2012	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2011
		(In millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.5	$4.4
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.7	$0.8

		$1.2	$5.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$3.3	$—
Interest rate swaps	Accrued expenses	$2.0	$5.1
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$1.3	$0.7

		$6.6	$5.8

14.    Subsequent Events

On February 19, 2013, the Company announced that its board of directors approved a quarterly cash dividend of $0.30 per common share to shareholders of record as of March 5, 2013, payable on March 19, 2013.

Subsequent to the year-ended December 31, 2012, borrowings under the Company’s revolving credit facility, excluding the Term Loan portion, increased to $500.0 million, and there was approximately $195.2 million of unused available credit as of February 19, 2013. These borrowed monies were primarily used for common share repurchases under the Company’s share repurchase program described below. As of February 19, 2013, the

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company had approximately $987.5 million of total borrowings outstanding under the Credit Facility, including the Term Loan and revolving credit facility.

During January and February 2013, the Company repurchased approximately 4.0 million of its common shares through open market purchases at an aggregate cost of approximately $162.4 million, or an average cost of $40.61 per share.

In February 2013, the Venezuela government announced it is devaluing its Bolivar currency. They announced that the current 5.3 SITME rate will be eliminated and that the CADIVI rate will be devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. As of December 31, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $82.9 million and included approximately $99.2 million in Bolivar denominated cash and cash equivalents which were remeasured at the published SITME rate of 5.3 Bolivars per U.S. dollar. This new 6.3 CADIVI rate is 16% less favorable than the previously published 5.3 SITME rate. If during 2013, this new 6.3 CADIVI rate or an alternative unfavorable exchange rate is used for remeasurement purposes, then the Company will have to record a foreign exchange loss to its fiscal year 2013 consolidated statement of income to the extent this exchange rate is less favorable than the previously published 5.3 SITME rate, and the Company’s Bolivar denominated cash and cash equivalents will have to be reduced accordingly. The Company continues to monitor the current exchange restrictions in Venezuela and is assessing what exchange rate it should use prospectively for remeasurement purposes. See Note 2, Basis of Presentation, for a further description of currency restrictions in Venezuela.

15.    Quarterly Information (Unaudited)

	2012	2011
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$964.2	$795.1
Gross profit	768.0	632.3
Net income	108.2	88.0
Earnings per share
Basic	$0.93	$0.74
Diluted	$0.88	$0.70
Second Quarter Ended June 30
Net sales	$1,031.9	$879.7
Gross profit	828.2	708.6
Net income	133.4	111.2
Earnings per share
Basic	$1.14	$0.93
Diluted	$1.10	$0.88
Third Quarter Ended September 30
Net sales	$1,016.9	$895.2
Gross profit	815.3	719.9
Net income	117.8	108.0
Earnings per share
Basic	$1.08	$0.92
Diluted	$1.04	$0.87
Fourth Quarter Ended December 31
Net sales	$1,059.3	$884.5
Gross profit	848.2	713.7
Net income	117.8	105.4
Earnings per share
Basic	$1.10	$0.91
Diluted	$1.05	$0.86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 19, 2013

/s/ JOHN G. DESIMONE John G. DeSimone	Chief Financial Officer (Principal Financial Officer)	February 19, 2013

/s/ BOSCO CHIU Bosco Chiu	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 19, 2013

/s/ LEROY T. BARNES, JR. Leroy T. Barnes, Jr.	Director	February 19, 2013

/s/ RICHARD P. BERMINGHAM Richard P. Bermingham	Director	February 19, 2013

/s/ CAROLE BLACK Carole Black	Director	February 19, 2013

/s/ PEDRO CARDOSO Pedro Cardoso	Director	February 19, 2013

/s/ JEFFREY T. DUNN Jeffrey T. Dunn	Director	February 19, 2013

/s/ MICHAEL J. LEVITT Michael J. Levitt	Director	February 19, 2013

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 19, 2013

/s/ JOHN TARTOL John Tartol	Director	February 19, 2013