Form 10-Q
period 2013-03-31
HERBALIFE LTD.
filed 2013-04-29
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of registrant’s common shares outstanding as of April 24, 2013 was 102,955,950.

HERBALIFE LTD.

EXPLANATORY NOTE

As previously disclosed, on April 8, 2013, KPMG LLP, or KPMG, notified Herbalife Ltd., or the Company, that KPMG was resigning, effective immediately, as the Company’s independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in the Company’s securities by one of KPMG’s former partners who, until April 5, 2013, was the KPMG engagement partner on the Company’s audit. KPMG advised the Company it resigned as the Company’s independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other reason. While the Company has not engaged a new independent accounting firm, it has begun a search process to identify KPMG’s successor.

As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation on April 8, 2013, KPMG notified the Company its independence has been impaired and had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2010, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. The Company’s Audit Committee and management continue to believe that the Company’s financial statements covering the referenced periods fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may continue to be relied upon and that the Company’s internal control over financial reporting was effective during these periods.

Also, as a result of KPMG’s resignation, the unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an outside independent accounting firm as required by the rules of the Securities and Exchange Commission, or the SEC. As a result, this Quarterly Report on Form 10-Q is considered deficient and the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above, this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties. The Company plans to file an amendment to this Quarterly Report on Form 10-Q as soon as practicable following the engagement of a successor independent registered public accounting firm and the firm’s review of the Company’s interim financial statements included herein.

The CEO and CFO believe, to the best of their knowledge, that the financial statements accurately portray the financial condition of the Company. To that end, they have provided the certifications under Section 302 of SOX. The SOX Section 906 certification is omitted from this filing only because, as a result of KPMG’s former partner’s actions as described above, the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100. The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before the Company’s officers can make a SOX Section 906 certification, the Company’s independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules. Once the Company’s new auditor completes its review of the Company’s first quarter 2013 financial statements under SAS 100, the Company will file an amendment to this report with the SOX Section 906 certification.

See Notes 2, Significant Accounting Policies, and 14, Subsequent Events, to the Condensed Consolidated Financial Statements for information on the matters discussed above.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and Unreviewed)

	March 31, 2013	December 31, 2012
	(In thousands, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$722,474	$333,534
Receivables, net of allowance for doubtful accounts of $1,988 (2013) and $2,273 (2012)	112,041	116,139
Inventories	334,412	339,411
Prepaid expenses and other current assets	126,465	125,425
Deferred income taxes	50,622	49,339

Total current assets	1,346,014	963,848

Property, at cost, net of accumulated depreciation and amortization of $272,728 (2013) and $255,862 (2012)	246,682	242,886
Deferred compensation plan assets	25,074	24,267
Deferred financing costs, net	6,809	7,462
Other assets	48,141	48,805
Marketing related intangibles and other intangible assets, net	311,090	311,186
Goodwill	105,490	105,490

Total assets	$2,089,300	$1,703,944

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,109	$75,209
Royalty overrides	221,814	243,351
Accrued compensation	66,719	95,220
Accrued expenses	195,466	181,523
Current portion of long-term debt	62,807	56,302
Advance sales deposits	44,684	49,432
Income taxes payable	26,272	15,854

Total current liabilities	696,871	716,891

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	912,517	431,305
Deferred compensation plan liability	32,529	29,454
Deferred income taxes	59,888	62,982
Other non-current liabilities	44,550	42,557

Total liabilities	1,746,355	1,283,189

CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 103.0 million (2013) and 106.9 million (2012) shares outstanding	103	107
Paid-in-capital in excess of par value	299,391	303,975
Accumulated other comprehensive loss	(41,711)	(31,695)
Retained earnings	85,162	148,368

Total shareholders’ equity	342,945	420,755

Total liabilities and shareholders’ equity	$2,089,300	$1,703,944

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and Unreviewed)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands, except per share amounts)
Product sales	$951,583	$821,646
Shipping & handling revenues	172,064	142,529

Net sales	1,123,647	964,175
Cost of sales	225,977	196,144

Gross profit	897,670	768,031
Royalty overrides	364,029	317,533
Selling, general & administrative expenses	364,720	296,393

Operating income	168,921	154,105
Interest expense, net	5,373	1,373

Income before income taxes	163,548	152,732
Income taxes	44,692	44,570

NET INCOME	$118,856	$108,162

Earnings per share:
Basic	$1.14	$0.93
Diluted	$1.10	$0.88
Weighted average shares outstanding:
Basic	104,121	116,191
Diluted	108,068	122,373
Dividends declared per share	$0.30	$0.30

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and Unreviewed)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Net income	$118,856	$108,162
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(305) and $1,757 for the three months ended March 31, 2013 and 2012, respectively	(8,684)	11,219
Unrealized (loss) gain on derivatives, net of income taxes of $(507) and $(641) for the three months ended March 31, 2013 and 2012, respectively	(1,332)	(1,722)

Total other comprehensive income (loss)	(10,016)	9,497

Total comprehensive income	$108,840	$117,659

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Unreviewed)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,856	$108,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,964	18,590
Excess tax benefits from share-based payment arrangements	(447)	(20,675)
Share-based compensation expenses	7,866	7,227
Amortization of deferred financing costs	650	286
Deferred income taxes	(3,773)	(597)
Unrealized foreign exchange transaction (gain) loss	(10,971)	(3,868)
Foreign exchange loss from Venezuela currency devaluation	15,116	—
Other	(890)	391
Changes in operating assets and liabilities:
Receivables	3,216	(14,759)
Inventories	5,012	9,742
Prepaid expenses and other current assets	(8,200)	(4,029)
Other assets	(15)	(905)
Accounts payable	4,900	11,496
Royalty overrides	(21,472)	(2,302)
Accrued expenses and accrued compensation	(15,517)	(17,373)
Advance sales deposits	(3,857)	9,062
Income taxes	23,114	16,489
Deferred compensation plan liability	3,075	3,431

NET CASH PROVIDED BY OPERATING ACTIVITIES	137,627	120,368

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,856)	(24,691)
Proceeds from sale of property, plant and equipment	24	15
Deferred compensation plan assets	—	(2,552)

NET CASH USED IN INVESTING ACTIVITIES	(24,832)	(27,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,904)	(35,172)
Borrowings from long-term debt	513,223	114,560
Principal payments on long-term debt	(25,509)	(86,402)
Share repurchases	(164,485)	(72,942)
Excess tax benefits from share-based payment arrangements	447	20,675
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	425	7,128

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	293,197	(52,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,052)	6,099

NET CHANGE IN CASH AND CASH EQUIVALENTS	388,940	47,086
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333,534	258,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$722,474	$305,861

CASH PAID DURING THE PERIOD
Interest paid	$5,486	$2,477

Income taxes paid	$31,853	$29,958

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Unreviewed)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of March 31, 2013, the Company sold its products to and through a network of 3.6 million independent distributors, which included 0.2 million in China. In China, the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited and unreviewed interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2012 was derived from the previously audited financial statements at that date, where the Company’s previous independent registered public accounting firm’s audit opinions have now been withdrawn as explained further in Note 14, Subsequent Events, and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited and unreviewed condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited and unreviewed condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012. These unaudited and unreviewed condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 10-K. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an independent registered public accounting firm as the Company’s independent registered public accounting firm resigned on April 8, 2013. See Note 14, Subsequent Events, for further discussion. As a result this Quarterly Report on Form 10-Q is considered deficient and, as of the filing deadline for this Quarterly Report on Form 10-Q, the Company is no longer considered to be timely or current in its filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented herein fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above, this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties. The Company plans to file an amendment to this Quarterly Report on Form 10-Q as soon as practicable following the engagement of a successor independent registered public accounting firm and the firm’s review of the Company’s interim financial statements included herein.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This ASU addresses the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Venezuela

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval process continue to be delayed and the Company’s ability to timely obtain U.S. dollars at the official exchange rate remains uncertain.

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. The Company recognized approximately $15.1 million of net foreign exchange losses within its condensed consolidated statement of income for the three months ended March 31, 2013, as a result of remeasuring the Company’s Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. The majority of these foreign exchange losses related to the approximately $16.9 million devaluation of Herbalife Venezuela’s Bolivar denominated cash and cash equivalents. In March 2013, the Venezuelan government also announced they will introduce an additional complimentary exchange mechanism known as SICAD. It is currently unknown whether Herbalife Venezuela will be able to access this new exchange mechanism and the Company is currently assessing and monitoring the restrictions and exchange rates relating to this alternative mechanism.

During the three months ended March 31, 2013, the Company also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the three months ended March 31, 2013, the Company has exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. As of March 31, 2013, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $89.5 million, and included approximately $102.3 million in Bolivar denominated cash and cash equivalents. These Bolivar denominated assets and liabilities were remeasured at the CADIVI rate. The Company remeasures its Bolivars at the official published CADIVI rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions under CADIVI, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Herbalife Venezuela’s net sales represented approximately 4% and 3% of the Company’s consolidated net sales for the three months ended March 31, 2013 and 2012, respectively, and its total assets represented approximately 6% and 7% of the Company’s consolidated total assets as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

See the Company’s 2012 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market. The following are the major classes of inventory:

	March 31, 2013	December 31, 2012
	(In millions)
Raw materials	$20.4	$19.6
Work in process	2.2	1.9
Finished goods	311.8	317.9

Total	$334.4	$339.4

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
	(In millions)
Borrowings under the senior secured credit facility	$975.0	$487.5
Capital leases	0.1	0.1
Other debt	0.2	—

Total	975. 3	487.6
Less: current portion	62.8	56.3

Long-term portion	$912.5	$431.3

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

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Term Loan. On March 31, 2013 and December 31, 2012, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 1.94% and 1.96%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2013 and December 31, 2012, the Company was compliant with its debt covenants under the Credit Facility. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of March 31, 2013, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

During the three months ended March 31, 2013, the Company borrowed an aggregate amount of $513.0 million and paid a total amount of $25.5 million under the Credit Facility. As of March 31, 2013 and December 31, 2012, the U.S. dollar amount outstanding under the Credit Facility was $975.0 million and $487.5 million, respectively. Of the $975.0 million U.S. dollar amount outstanding under the Credit Facility as of March 31, 2013, $475.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, $487.5 million was outstanding on the Term Loan and no amounts were outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2013 and December 31, 2012 under the Credit Facility.

As of March 31, 2013, the aggregate annual maturities of the Credit Facility were expected to be $43.8 million for 2013, $81.2 million for 2014, $100.0 million for 2015, and $750.0 million for 2016.

Interest expense was $6.8 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $93 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and the 2011 year. On October 19, 2012, the Mexican Tax Administration Service issued a preliminary audit report for the January to September 2007 period which primarily focused on VAT allegations. The final audit report for the January to September 2007 period was issued on December 11, 2012 and is substantially similar to the preliminary report. The Company has not yet received any assessment related to this final audit report. The Mexican Tax Authority generally issues an assessment within six months of the final audit report. At a meeting on April 4, 2013, the Mexican Tax Administration Service indicated that they anticipate assessing the Company for the period January 2, 2007 through September 14, 2007 for VAT related matters. The Company intends to file an administrative appeal disputing any assessment. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Company received an assessment from the Spanish Tax Authority in an amount equivalent to approximately $4.1 million translated at the period ended spot rate, for withholding taxes, interest and penalties related to payments to Spanish distributors for the 2003-2004 periods. The Company appealed the assessment to the National Appellate Court (Audiencia Nacional). Based on the ruling of the National Appellate Court, substantially all of the assessment was nullified. The Company began withholding taxes on payments to Spanish distributors for the 2012 year. If the Spanish Tax Authority raises the same issue in later years, the Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received a tax assessment in September 2009, from the Federal Revenue Office of Brazil in an amount equivalent to approximately $4.2 million U.S. dollars, translated at the period ended spot rate, related to withholding/contributions based on payments to the Company’s distributors during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $6.9 million U.S. dollars, translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian distributors from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter was originally scheduled for October 23, 2012 but it has been postponed and will be rescheduled. The Company has not recognized a loss as the Company does not believe a loss is probable.

These matters may take several years to resolve. While the Company believes it has meritorious defenses, it cannot be sure of their ultimate resolution. Although the Company may reserve amounts for certain matters that the Company believes represent the most likely outcome of the resolution of these related disputes, if the Company is incorrect in its assessment, the Company may have to record additional expenses, when it becomes probable that an increased potential liability is warranted.

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management products, nutritional supplements and personal care products. The Company’s products are manufactured by third party providers and by the Company in its Suzhou, China facility and in its Lake Forest, California facility, and then are sold to independent distributors who consume and sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products by the Company to its distributors and are categorized based on geographic location.

As of March 31, 2013, the Company sold products in 88 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$216.2	$204.5
Mexico	132.9	117.1
South Korea	110.0	93.1
Others	596.0	492.6

Total Primary Reporting Segment	1,055.1	907.3
China	68.5	56.9

Total Net Sales	$1,123.6	$964.2

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$94.7	$95.4
Mexico	58.6	43.9
South Korea	55.2	42.0
Others	264.7	218.1

Total Primary Reporting Segment	473.2	399.4
China	60.5	51.2

Total Contribution Margin	$533.7	$450.6

Selling, general and administrative expenses(2)	364.7	296.4
Interest expense, net	5.4	1.4

Income before income taxes	163.6	152.8
Income taxes	44.7	44.6

Net Income	$118.9	$108.2

Net sales by product line:
Weight Management	$711.6	$601.8
Targeted Nutrition	256.9	224.9
Energy, Sports and Fitness	58.3	48.1

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In millions)
Outer Nutrition	38.2	36.7
Literature, promotional and other(3)	58.6	52.7

Total Net Sales	$1,123.6	$964.2

Net sales by geographic region:
North America	$221.5	$210.7
Mexico	132.9	117.1
South and Central America	219.4	165.5
EMEA	169.5	154.0
Asia Pacific	311.8	260.0
China	68.5	56.9

Total Net Sales	$1,123.6	$964.2

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for a description of net sales, cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $31.4 million and $25.8 million for the three months ended March 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of March 31, 2013 and December 31, 2012, total assets for the Company’s Primary Reporting Segment were $1,959.6 million and $1,587.0 million, respectively. Total assets for the China segment were $129.7 million and $116.9 million as of March 31, 2013 and December 31, 2012, respectively.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2012 10-K. During the three months ended March 31, 2013, the Company granted stock awards subject to continued service, consisting of stock appreciation rights, or SARs, and stock units with vesting terms fully described in the 2012 10-K. There were no stock options granted during the three months ended March 31, 2013.

For the three months ended March 31, 2013 and 2012, share-based compensation expense amounted to $7.9 million and $7.2 million, respectively. As of March 31, 2013, the total unrecognized compensation cost related to all non-vested stock awards was $43.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2013:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2012(2) (3)	11,333	$28.62	5.9 years	$119.1
Granted	46	$34.05
Exercised	(9)	$10.34
Forfeited	(9)	$44.71

Outstanding at March 31, 2013(2) (3)	11,361	$28.65	5.6 years	$151.6

Exercisable at March 31, 2013(2)	6,235	$17.83	3.9 years	$126.8

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 1.5 million market condition SARs.
(3)	Includes 0.9 million market and performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2013 and 2012 was $11.15 and $25.23, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2013 and 2012 was $0.3 million and $69.6 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2012	321.6	$11.70
Granted	7.6	$35.63
Vested	(130.5)	$8.16
Forfeited	—	—

Outstanding and nonvested at March 31, 2013	198.7	$14.93

The total vesting date fair value of stock units which vested during the three months ended March 31, 2013 and 2012, was $4.3 million and $18.5 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of March 31, 2013, and December 31, 2012, the Company had $26.0 million and $25.9 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $44.7 million for the three months ended March 31, 2013, as compared to $44.6 million for the same period in 2012. The effective income tax rate was 27.3% for the three months ended March 31, 2013, as compared to 29.2% for the same period in 2012. The decrease in the effective tax rate for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to an increase of net benefits from discrete events and the impact of changes in the geographic mix of the Company’s income.

As of March 31, 2013, the total amount of unrecognized tax benefits, including related interest and penalties was $49.0 million. If the total amount of unrecognized tax benefits was recognized, $39.8 million of unrecognized tax benefits, $5.9 million of interest and $1.7 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $28.3 million within the next twelve months. Of this possible decrease, $26.1 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $2.2 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Company’s Credit Facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at March 31, 2013, the maximum length of time over which the Company is hedging certain of these exposures is approximately four months.

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

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2013 and December 31, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the condensed consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At March 31, 2013 and December 31, 2012, the Company recorded the interest rate swaps as liabilities at their fair value of $1.2 million and $2.0 million, respectively.

Foreign Currency Instruments

The Company also designates certain foreign currency derivatives, such as certain foreign currency forward and option contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income. The Company uses foreign currency forward contracts to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The Company also uses foreign currency option contracts to partially mitigate the impact of foreign currency fluctuations. The fair value of the forward and option contracts are based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.

As of March 31, 2013 and December 31, 2012, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $249.8 million and $256.9 million, respectively. At March 31, 2013, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of March 31, 2013, the Company recorded assets at fair value of $2.7 million and liabilities at fair value of $9.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month as of March 31, 2013 and December 31, 2012. There were no foreign currency option contracts outstanding as of March 31, 2013 and December 31, 2012. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of March 31, 2013, where the Company had aggregate notional amounts of approximately $549.9 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2013 and 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended
	March 31, 2013	March 31, 2012
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(4.1)	$(1.7)
Interest rate swaps	—	$(0.4)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2013 and 2012:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31, 2013	March 31, 2012
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	Selling, general and administrative expenses	$(1.1)	$0.1
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(8.7)	$(10.8)

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2013 and 2012:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended
		March 31, 2013	March 31, 2012
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$(1.3)	—
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$(0.1)	$1.2
Interest rate contracts	Interest expense, net	$(0.9)	$(0.9)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of March 31, 2013 and December 31, 2012.

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

On February 19, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on March 19, 2013. The aggregate amount of dividends declared and paid during the three months ended March 31, 2013 and 2012 were $30.9 million and $35.2 million, respectively.

Share Repurchases

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

During the three months ended March 31, 2013, the Company repurchased approximately 4.0 million of its common shares through open market purchases at an aggregate cost of approximately $162.4 million or an average cost of $40.61 per share. As of March 31, 2013, the remaining authorized capacity under the Company’s share repurchase program was $787.6 million.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Three Months Ended March 31, 2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(In millions)
Beginning Balance	$(28.8)	$(2.9)	$(31.7)

Other comprehensive income (loss) before reclassifications, net of tax	(8.7)	(2.9)	(11.6)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	1.6	1.6

Total other comprehensive income (loss), net of reclassifications	(8.7)	(1.3)	(10.0)

Ending balance	$(37.5)	$(4.2)	$(41.7)

(1)	See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2013.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $0.3 million and $1.2 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the three months ended March 31, 2013. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $0.7 million for unrealized gain (loss) on derivatives for the three months ended March 31, 2013.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Weighted average shares used in basic computations	104,121	116,191
Dilutive effect of exercise of equity grants outstanding	3,947	6,022
Dilutive effect of warrants	—	160

Weighted average shares used in diluted computations	108,068	122,373

There were an aggregate of 4.2 million and 1.8 million of equity grants that were outstanding during the three months ended March 31, 2013 and 2012, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at March 31, 2013, and December 31, 2012:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at March 31, 2013	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2012
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.7	$0.5
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.3	$0.7

		$3.0	$1.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$9.6	$3.3
Interest rate swaps	Accrued expenses	$1.2	$2.0
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.1	$1.3

		$12.9	$6.6

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2012 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at March 31, 2013 and December 31, 2012:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
March 31, 2013
Foreign exchange currency contracts	$3.0	$(2.2)	$0.8

Total	$3.0	$(2.2)	$0.8

December 31, 2012
Foreign exchange currency contracts	$1.2	$(1.2)	—

Total	$1.2	$(1.2)	—

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
March 31, 2013
Foreign exchange currency contracts	$11.7	$(2.2)	$9.5
Interest rate swaps	1.2	—	1.2

Total	$12.9	$(2.2)	$10.7

December 31, 2012
Foreign exchange currency contracts	$4.6	$(1.2)	$3.4
Interest rate swaps	2.0	—	2.0

Total	$6.6	$(1.2)	$5.4

The Company offsets the fair value of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. The Company offsets all recorded assets and liabilities subject to master netting arrangements on its condensed consolidated balance sheet. As of March 31, 2013 and December 31, 2012, no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the three months ended March 31, 2013, the Company recorded approximately $9.5 million of professional fees and other expenses related to this matter.

Of the approximately $9.5 million in expenses incurred during the three months ended March 31, 2013 discussed above, approximately $1.5 million was recognized for advisory retainer fees. The minimum guaranteed retainer fees was approximately $8.5 million as of March 31, 2013 and the expense recognition of these fees could accelerate based on certain conditions.

The Company also had a cash settlement liability award, or the Liability Award, outstanding as of March 31, 2013, which is tied to the Company’s stock price and which only vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. The expense recognized during the three months ended March 31, 2013, relating to the Liability Award was approximately $1.0 million, and is included in the approximately $9.5 million expense described above. The remaining unrecognized expense relating to the Liability Award was approximately $4.0 million as of March 31, 2013, based on the fair value of the Liability Award as of that date. The recognition of the unrecognized expense relating to the Liability Award could accelerate and change based on certain conditions.

14. Subsequent Events

On April 8, 2013, KPMG LLP, or KPMG, notified the Company that KPMG was resigning, effective immediately, as the Company’s independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in the Company’s securities by one of KPMG’s former partners who, until April 5, 2013, was the KPMG engagement partner on the Company’s audit. KPMG advised the Company it resigned as the Company’s independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other reason.

As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation on April 8, 2013, KPMG notified the Company its independence has been impaired and had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2010, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. The Company’s Audit Committee and management continue to believe that the Company’s financial statements covering the referenced periods fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may continue to be relied upon and that the Company’s internal control over financial reporting was effective during these periods.

While the Company has not engaged a new independent accounting firm, it has begun a search process to identify KPMG’s successor. The Company will disclose its engagement of a new independent accounting firm once the process has been completed as required by SEC rules.

On April 29, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share, payable on May 28, 2013 to shareholders of record as of May 14, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of March 31, 2013, we sold our products to and through a network of 3.6 million distributors, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, many of whom are simply discount customers. In China, we currently sell our products through retail stores, sales representatives, sales officers and independent service providers. We pursue our mission of “changing people’s lives” by providing high quality, science-based products to distributors and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those distributors who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 33-year operating history. As of March 31, 2013, we sold our products in 88 countries.

Our products are grouped in four principal categories: weight management, targeted nutrition, energy, sports & fitness and Outer Nutrition, along with literature and promotional items. Our products are often sold through a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the global obesity epidemic and the aging of the worldwide population, which are driving demand for weight management, nutrition and wellness-related products along with the global increase in under employment and unemployment which can affect the recruitment and retention of distributors seeking part time or full time income opportunities.

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

We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities then the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason Volume Points are used in the manner described above is that we use Volume Points for distributor qualification and recognition purposes and therefore we attempt to keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended March 31,
	2013	2012	% Change
	(Volume points in millions)
North America	309.0	298.4	3.6%
Mexico	206.3	191.4	7.8%
South & Central America	219.8	164.7	33.5%
EMEA	161.3	145.9	10.6%
Asia Pacific (excluding China)	320.0	273.8	16.9%
China	47.6	40.9	16.4%

Worldwide	1,264.0	1,115.1	13.4%

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

	Three Months Ended March 31,
	2013	2012	% Change
North America	68,352	62,532	9.3%
Mexico	60,216	52,674	14.3%
South & Central America	52,049	40,614	28.2%
EMEA	46,094	41,332	11.5%
Asia Pacific (excluding China)	68,690	55,706	23.3%
China	11,864	9,531	24.5%
Worldwide(1)	296,916	252,321	17.7%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

Sales Leaders Statistics (Excluding China)	2013	2012
	(In thousands)
January 1 total sales leaders	583.1	501.3
January & February new sales leaders	37.1	34.8
Demoted sales leaders (did not re-qualify)	(182.8)	(151.3)
Other sales leaders (resigned, etc)	(1.3)	(0.8)

End of February total sales leaders	436.1	384.0

The distributor statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2013	2012
	(In thousands)
Sales leaders needed to re-qualify	379.6	314.9
Demoted sales leaders (did not re-qualify)	(182.8)	(151.3)

Total re-qualified	196.8	163.6

Retention rate	51.8%	52.0%

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales Leaders Retention Rate
	2013	2012	2013	2012
North America	86,469	79,150	54.7%	51.1%
Mexico	78,453	67,959	57.6%	59.2%
South & Central America	79,351	65,653	53.6%	55.7%
EMEA	57,071	55,121	60.7%	61.5%
Asia Pacific (excluding China)	134,714	116,158	40.1%	40.2%

Total Sales Leaders	436,058	384,041	51.8%	52.0%
China	30,304	26,262

Worldwide Total Sales Leaders	466,362	410,303

Sales leaders purchase most of our products for resale to other distributors and consumers. The number of sales leaders by geographic region as of the quarterly reporting dates will normally be higher than the number of sales leaders by geographic region as of the re-qualification period because sales leaders who do not re-qualify during the relevant twelve-month period will be removed from the rank of sales leader the following February. Comparisons of sales leader totals on a year-to-year basis are indicators of our recruitment and retention efforts in different geographic regions.

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

Total distributor allowances are a fixed percentage of approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each distributor’s level of discount is determined by qualification based on volume of purchases. In cases where a distributor has qualified for less than the maximum discount, the remaining discount is received by their sponsoring distributors. Therefore, product sales are recognized net of product returns and distributor allowances. See Critical Accounting Policies below for further discussion of product returns and distributor allowances.

“Net Sales” equal product sales plus “shipping and handling revenues”, and generally represents what we collect.

We do not have visibility to all of the sales from our independent distributors to their customers, but such a figure would differ from our reported “retail sales” by factors including (a) the amount of product purchased by our distributors for their own personal consumption and (b) prices charged by our distributors to their customers other than our suggested retail prices. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, including its role as the basis upon which distributor discounts, royalties and bonuses are awarded. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail sales to net sales is presented below under Results of Operations.

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period using “net sales in local currency” disclosure. Net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency is useful to investors because it allows a meaningful comparison of net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollars measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

Our “gross profit” consists of net sales less “cost of sales,” which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products as well as shipping and handling costs related to product shipments, duties and tariffs, freight expenses relating to shipment of products to distributors and importers and similar expenses.

While all distributors can potentially profit from their activities by reselling our products for amounts greater than the prices they pay us, distributors that develop, retain, and manage other distributors can earn additional compensation for those activities, which we refer to as “Royalty overrides.” Royalty overrides are our most significant operating expense and consist of:

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

Due to restrictions on direct selling in China, our independent service providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our traditional marketing program. Compensation to China independent service providers is included in selling, general and administrative expenses.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign exchange forward and option contracts to partially mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the three months ended March 31, 2013 increased 16.5% to $1,123.6 million as compared to $964.2 million for the same period in 2012. In local currency, net sales for the three months ended March 31, 2013 increased 17.5% as compared to the same period in 2012. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement and an increase in average active sales leaders; branding activities and increased distributor recruiting.

Net income for the three months ended March 31, 2013 increased 9.9% to $118.9 million, or $1.10 per diluted share, as compared to $108.2 million, or $0.88 per diluted share, for the same period in 2012. The increase for the three months ended March 31, 2013 was primarily due to higher contribution margin driven by the sales growth discussed above partially offset by higher selling, general and administrative expenses to support the growth of our business and higher interest expense.

Net income for the three months ended March 31, 2013 included a $15.1 million pre-tax unfavorable impact ($10.5 million post-tax) related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela) and an approximately $9.5 million pre-tax unfavorable impact ($8.0 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion). The income tax impact of the expenses discussed above is based on forecasted items affecting the Company’s 2013 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses may have an effect on the income tax impact of these items in subsequent periods.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2013	March 31, 2012
Operations:
Net sales	100.0%	100.0%
Cost of sales	20.1	20.3

Gross profit	79.9	79.7
Royalty overrides(1)	32.4	32.9
Selling, general and administrative expenses(1)	32.5	30.8

Operating income	15.0	16.0
Interest expense, net	0.4	0.2

Income before income taxes	14.6	15.8
Income taxes	4.0	4.6

Net income	10.6%	11.2%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
						(In millions)
North America	$350.0	$(166.7)	$183.3	$38.2	$221.5	$333.3	$(158.2)	$175.1	$35.6	$210.7	5.1%
Mexico	215.0	(105.1)	109.9	23.0	132.9	189.3	(92.4)	96.9	20.2	117.1	13.5%
South & Central America	343.3	(161.5)	181.8	37.6	219.4	272.3	(130.1)	142.2	23.3	165.5	32.6%
EMEA	274.7	(132.5)	142.2	27.3	169.5	248.8	(120.0)	128.8	25.2	154.0	10.1%
Asia Pacific	486.4	(220.4)	266.0	45.8	311.8	406.1	(184.3)	221.8	38.2	260.0	19.9%
China	79.7	(11.3)	68.4	0.1	68.5	67.3	(10.4)	56.9	—	56.9	20.4%

Worldwide	$1,749.1	$(797.5)	$951.6	$172.0	$1,123.6	$1,517.1	$(695.4)	$821.7	$142.5	$964.2	16.5%

Changes in net sales are directly associated with the recruiting and retention of our distributor force, retailing of our products, the quality and completeness of our product offerings that the distributor force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level, is to provide distributors with a competitive and broad product line, encourage strong teamwork and distributor leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the distributor marketing program coupled with educational and motivational tools and promotions to encourage distributors to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of distributors gather, thus allowing them to network with other distributors, learn recruiting, retention and retailing techniques from our leading distributors and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of distributors and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate distributors to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three months ended March 31, 2013 as compared to the same period in 2012, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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

North America

The North America region reported net sales of $221.5 million for the three months ended March 31, 2013. Net sales increased $10.8 million, or 5.1%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 5.1% for the three months ended March 31, 2013, as compared to the same period in 2012. The overall increase in net sales in the region was primarily a result of net sales growth in the U.S. of $11.8 million, or 5.8%, for the three months ended March 31, 2013, as compared to the same period in 2012.

In the U.S. we continue to see success from consistent execution of daily consumption DMOs, especially the Nutrition Club. The U.S. also had a 2% price increase in March 2012 which contributed to the increase in sales. The success of these DMOs has resulted in higher levels of distributor engagement and momentum as reflected by record sales leader retention of 54.7% in 2013 compared to 51.0% in 2012.

Average active sales leaders in the region increased 9.3% for the three months ended March 31, 2013 as compared to the same period in 2012. Average active sales leaders in the U.S. increased 9.2% for the three months ended March 31, 2013, as compared to the same period in 2012.

In February 2013, the region hosted a series of trainings in nine cities with approximately 8,500 attendees.

Mexico

The Mexico region reported net sales of $132.9 million for the three months ended March 31, 2013. Net sales for the three months ended March 31, 2013 increased $15.8 million, or 13.5%, as compared to the same period in 2012. In local currency, net sales for the three months ended March 31, 2013 increased 10.5%, as compared to the same period in 2012. The fluctuation of foreign currency rates had a favorable impact of $3.5 million on net sales for the three months ended March 31, 2013.

The growth in net sales is primarily the result of increased distributor engagement as well as the continued success of the Nutrition Club DMO. One of the recent growth drivers in Mexico has been the ongoing transition by many distributors from home clubs to commercial clubs, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours. Mexico also had a 1% price increase in December 2012 and in February 2013 which contributed to the increase in net sales. Sales leader retention in 2013 was 57.6% compared to 59.2% in 2012.

Average active sales leaders in Mexico increased 14.3% for the three months ended March 31, 2013, as compared to the same period in 2012.

South and Central America

The South and Central America region reported net sales of $219.4 million for the three months ended March 31, 2013. Net sales increased $53.9 million, or 32.6%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 40.5% for the three months ended March 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $13.0 million unfavorable impact on net sales for the three months ended March 31, 2013, which excludes the Venezuela devaluation as discussed below. The increase in net sales for the three months ended March 31, 2013 was due to growth in most of the countries in the region led by Venezuela and Brazil. This growth was primarily driven by the adoption and expansion of the Nutrition Club and other daily consumption DMOs throughout the region.

Net sales in Brazil increased $14.7 million, or 17.6%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 33.0% for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in local currency net sales was primarily the result of the successful ongoing adoption of Nutrition Clubs and other daily consumption DMOs. We also had a price increase of approximately 4.0% in March 2013 which contributed to the increased sales. The fluctuation of foreign currency rates had a $12.9 million unfavorable impact on net sales in Brazil for the three months ended March 31, 2013. Sales leader retention in 2013 was 45.9% compared to 50.3% in 2012.

Net sales in Venezuela increased $27.1 million, or 110.8%, for the three months ended March 31, 2013, as compared to the same period in 2012. The overall sales growth was primarily due to increased distributor engagement and growth in the Nutrition Club DMO. We also had price increases of 15% in December 2012 which contributed to the increase in sales. The rate for which we remeasure sales in Venezuela was officially devalued from 5.3 Venezuelan Bolivars to U.S. dollar to 6.3 Venezuelan Bolivars to U.S. dollar during February 2013, and had a $6.1 million unfavorable impact on net sales in Venezuela for the three months ended March 31, 2013. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela. Sales leader retention in 2013 was 68.9% compared to 55.8% in 2012.

Average active sales leaders in the region increased 28.2% for the three months ended March 31, 2013, as compared to the same period in 2012.

In February 2013, the region hosted a regional Extravaganza in Bogota, Colombia with approximately 20,200 attendees.

EMEA

The EMEA region reported net sales of $169.5 million for the three months ended March 31, 2013. Net sales increased $15.5 million, or 10.1%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 10.1% for the three months ended March 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had virtually no impact on net sales for the three months ended March 31, 2013. The increase in net sales for the three months ended March 31, 2013 was primarily driven by net sales growth in Russia, United Kingdom and Spain.

Net sales in Russia increased $6.1 million, or 27.8%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 29.0% for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club. The fluctuation of foreign currency rates had a $0.2 million unfavorable impact on net sales in Russia for the three months ended March 31, 2013. Sales leader retention for 2013 was 75.8% compared to 76.8% in 2012.

Net sales in Italy decreased $0.5 million, or 1.9%, for the three months ended March 31, 2013 as compared to the same period in 2012. In local currency, net sales decreased 2.8% for the three months ended March 31, 2013, as compared to the same period in 2012. Management believes that the market may be beginning to embrace daily consumption DMOs which generally cause short to medium term declines in the business. The fluctuation of foreign currency rates had a $0.2 million favorable impact on net sales in Italy for the three months ended March 31, 2013. Sales leader retention for 2013 was 57.0% compared to 57.1% in 2012.

Net sales in Spain increased $2.0 million, or 16.5% for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales in Spain increased 15.1% for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment which was aided by our sponsorship of FC Barcelona. The fluctuation of foreign currency rates had a $0.2 million favorable impact on net sales in Spain for the three months ended March 31, 2013. Sales leader retention for 2013 was 64.4% compared to 68.9% in 2012.

Average active sales leaders in the region increased 11.5% for the three months ended March 31, 2013, as compared to the same period in 2012.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $311.8 million for the three months ended March 31, 2013. Net sales increased $51.8 million, or 19.9%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 20.1% for the three months ended March 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact of $0.4 million on net sales for the three months ended March 31, 2013. The increase in net sales for the three months ended March 31, 2013 reflected growth in almost all the countries in the region led by South Korea, Indonesia and Malaysia.

Net sales in South Korea increased $16.9 million, or 18.1%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 13.4% for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in net sales was primarily driven by the successful adoption and operation of the Nutrition Club and other daily consumption DMOs along with the Mega and Premium Herbalife Opportunity Meetings. The fluctuation of foreign currency rates had a favorable impact on net sales of $4.4 million for the three months ended March 31, 2013. Sales leader retention in 2013 was 34.6% compared to 36.3% in 2012.

Net sales in India increased $4.9 million, or 14.0%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 22.9% for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in net sales for the three months ended March 31, 2013 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $3.1 million for the three months ended March 31, 2013. Sales leader retention in 2013 was 27.5% compared to 34.6% in 2012.

Net sales in Taiwan increased $5.5 million, or 15.9%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 14.7% for the three months ended March 31, as compared to the same period in 2012. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.4 million for the three months ended March 31, 2013. The improvement in year-over-year sales growth is an indication that the strategic steps taken to address distributor business training practices around Nutrition Clubs since fourth quarter 2010 are proving successful. Sales leader retention in 2013 was 52.4% compared to 44.1% in 2012.

Net sales in Malaysia increased $9.7 million, or 35.1%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 36.2% for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in net sales was primarily driven by the continued success of the Road Show DMO and Mega Herbalife Opportunity Meetings which generated positive distributor momentum. Also contributing to growth for the period was increased activity in Nutrition Clubs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.3 million for the three months ended March 31, 2013. Sales leader retention in 2013 was 51.7% compared to 42.9% in 2012.

Net sales in Indonesia increased $11.8 million, or 57.0%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 68.0% for the three months ended March 31, 2013, as compared to the same period in 2012. The primary catalyst driving the sales increase in Indonesia was the growth in Nutrition Clubs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.3 million for the three months ended March 31, 2013. Sales leader retention in 2013 was 52.4% compared to 51.8% in 2012.

Average active sales leaders in the region increased 23.3% for the three months ended March 31, 2013, as compared to the same period in 2012.

China

Net sales in China were $68.5 million for the three months ended March 31, 2013. Net sales increased $11.6 million, or 20.4%, for the three months ended March 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 18.5% for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs. The fluctuation of foreign currency rates had a favorable impact of $0.9 million on net sales for the three months ended March 31, 2013.

The current focus in China is to expand the Nutrition Club DMO to enhance the emphasis on daily consumption DMOs. We believe that the Nutrition Club concept continues to gain traction. While we believe the Nutrition Club DMO has potential to expand throughout China, this process will most likely build gradually over the next few years.

Average active sales leaders in China increased 24.5% for the three months ended March 31, 2013, as compared to the same period in 2012. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

As of March 31, 2013, we were operating in 67 retail stores in 29 provinces in China. As of March 31, 2013, we had direct selling licenses to 24 out of the 29 provinces in which we were operating. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended March 31,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,135.0	$(534.9)	$600.1	$111.5	$711.6	$971.7	$(461.1)	$510.6	$91.2	$601.8	18.2%
Targeted Nutrition	409.5	(193.0)	216.5	40.4	256.9	363.0	(172.2)	190.8	34.1	224.9	14.2%
Energy, Sports and Fitness	93.0	(43.8)	49.2	9.1	58.3	77.7	(36.9)	40.8	7.3	48.1	21.2%
Outer Nutrition	60.9	(28.7)	32.2	6.0	38.2	59.2	(28.1)	31.1	5.6	36.7	4.1%
Literature, Promotional and Other	50.7	2.9	53.6	5.0	58.6	45.5	2.9	48.4	4.3	52.7	11.2%

Total	$1,749.1	$(797.5)	$951.6	$172.0	$1,123.6	$1,517.1	$(695.4)	$821.7	$142.5	$964.2	16.5%

Net sales for all product categories increased for the three months ended March 31, 2013 as compared to the same period in 2012. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $897.7 million for the three months ended March 31, 2013, as compared to $768.0 million for the same period in 2012. As a percentage of net sales, gross profit for the three months ended March 31, 2013 increased to 79.9% as compared to 79.7% for the same period in 2012, or a favorable net increase of 20 basis points. The net 20 basis point increase for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to retail price increases and net product cost savings offset by the unfavorable impact of foreign currency fluctuations and inventory write-downs.

Royalty Overrides

Royalty overrides were $364.0 million for the three months ended March 31, 2013, as compared to $317.5 million for the same period in 2012. Royalty overrides as a percentage of net sales was 32.4% for the three months ended March 31, 2013, as compared to 32.9% for the same period in 2012. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $364.7 million for the three months ended March 31, 2013, as compared to $296.4 million for the same period in 2012. Selling, general and administrative expenses as a percentage of net sales were 32.5% and 30.8% for the three months ended March 31, 2013 and 2012, respectively.

The increase in selling, general and administrative expenses for the three months ended March 31, 2013 included $13.8 million in higher salaries, bonuses and benefits; $11.9 million in higher professional fees, excluding China independent service providers, and including approximately $8.4 million of legal and advisory service fees associated with our response to allegations and other negative information put forward by a hedge fund manager; higher variable expenses related to sales growth including $12.2 million in higher distributor promotion, event costs, and advertising expense; $5.6 million in higher expenses related to China independent service providers; $4.2 million in higher non-income tax expenses such as value added tax and sales tax and $6.6 million in higher net foreign exchange loss, which included a $15.1 million net foreign exchange loss related to the remeasurement of the Company’s bolivar denominated monetary assets and liabilities resulting from the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela).

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these recent events. For the three months ended March 31, 2013, we recorded approximately $9.5 million of expenses related to this matter, which includes approximately $8.4 million of legal and advisory service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
Net Interest Expense	March 31, 2013	March 31, 2012
	(In millions)
Interest expense	$6.8	$2.9
Interest income	(1.4)	(1.5)

Net interest expense	$5.4	$1.4

The increase in net interest expense for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to higher outstanding balances on our Credit Facility discussed below.

Income Taxes

Income taxes were $44.7 million for the three months ended March 31, 2013, as compared to $44.6 million for the same period in 2012. The effective income tax rate was 27.3% for the three months ended March 31, 2013, as compared to 29.2% for the same period in 2012. The decrease in the effective tax rate for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to an increase of net benefits from discrete events and the impact of changes in the geographic mix of the Company’s income.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products would directly affect the availability of funds. There are no material contractual restrictions on the ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries, such as Venezuela as discussed below, which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions, we believe we will have sufficient resources, including cash flow from operating activities, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Our existing debt has not resulted from the need to fund our normal operations, but instead has effectively resulted from our share repurchase and dividend activities over recent years, which together, since the inception of these programs in 2007, amounted to approximately $2.2 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain the Credit Facility, executed on March 9, 2011 and amended on July 26, 2012, which had $195.2 million of undrawn capacity as of March 31, 2013. As discussed further below, on July 26, 2012, we amended the Credit Facility and entered into a $500.0 million term loan with a syndicate of financial institutions which matures in March 2016, or the Term Loan.

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

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. As of March 31, 2013, the US dollar amount outstanding under the pooling arrangement was $0.2 million. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2012.

For the three months ended March 31, 2013, we generated $137.6 million of operating cash flow, as compared to $120.4 million for the same period in 2012. The increase in cash generated from operations was primarily due to an increase in operating income of $14.8 million driven by a 16.5% growth in net sales for the three months ended March 31, 2013 as compared to the same period in 2012.

Capital expenditures, including capital leases, for each of the three months ended March 31, 2013 and 2012 were $24.9 million. The majority of these expenditures represented investments in management information systems, initiatives to develop web-based distributor tools, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $165 million to $185 million for the full year of 2013, which includes capital expenditures associated with the Winston-Salem, North Carolina facility that was acquired during December 2012.

In March 2013, Herbalife hosted its annual global Herbalife Summit event in Paris, France where President Team members from around the world met and shared best practices, conducted leadership training and Herbalife management awarded distributors $61.7 million of Mark Hughes bonus payments related to 2012 performance.

On March 9, 2011, we entered into a $700 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated our prior senior secured credit facility, or the Prior Credit Facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on our consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. We, based on our consolidated leverage ratio, pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates.

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

In July 2012, we used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under our revolving credit facility. We incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Term Loan. On March 31, 2013 and December 31, 2012, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 1.94% and 1.96%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2013 and December 31, 2012, we were in compliance with the debt covenants under the Credit Facility.

During the three months ended March 31, 2013, we borrowed $513.0 million and paid a total of $25.5 million under the Credit Facility. Our borrowings primarily related to the $162.4 million in repurchases of our common stock during the three months ended March 31, 2013. The remaining outstanding borrowings have generated an increase in our cash and cash equivalents, which provides us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of March 31, 2013 and December 31, 2012, the U.S. dollar amount outstanding under the Credit Facility was $975.0 million and $487.5 million, respectively. Of the $975.0 million U.S. dollar amount outstanding under the Credit Facility as of March 31, 2013, $475.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. The $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, related to the Term Loan and there were no amounts outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2013 and December 31, 2012 under the Credit Facility.

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

As discussed further in Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements, our independent accounting firm, KPMG, resigned and has withdrawn their audit opinions for the years ended December 31, 2012, 2011 and 2010. Although our Credit Facility is currently not impacted, there is a possibility that this may impact our ability to obtain additional financing, if needed, from additional banks as audited financial statements are generally required in order to obtain additional financing. We believe we will have adequate cash flows from operations and continue to have access to our Credit Facility in order to continue executing our current business objectives. We are assessing the current situation and are taking the necessary actions in order to engage a new independent accounting firm.

Off-Balance Sheet Arrangements

At March 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On February 19, 2013, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on March 19, 2013. The aggregate amount of dividends declared and paid during the three months ended March 31, 2013 and 2012 were $30.9 million and $35.2 million, respectively.

Share Repurchases

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

During the three months ended March 31, 2013, we repurchased approximately 4.0 million of our common shares through open market purchases at an aggregate cost of approximately $162.4 million or an average cost of $40.61 per share. As of March 31, 2013, the remaining authorized capacity under our share repurchase program was $787.6 million.

Working Capital and Operating Activities

As of March 31, 2013 and December 31, 2012, we had positive working capital of $649.1 million and $247.0 million, respectively, or an increase of $402.1 million. This increase was primarily related to the increase in our cash and cash equivalents, decreases in our royalty overrides and accrued compensation partially offset by increases in our accrued expenses, income taxes payable and current portion of long-term debt.

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

Venezuela

Currency Restrictions

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval process continue to be delayed and our ability to timely obtain U.S. dollars at the official exchange rate remains uncertain.

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. We recognized approximately $15.1 million of net foreign exchange losses within our consolidated statement of income for the three months ended March 31, 2013, as a result of remeasuring our Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. The majority of these foreign exchange losses related to the approximately $16.9 million devaluation of Herbalife Venezuela’s Bolivar denominated cash and cash equivalents. In March 2013, the Venezuelan government also announced they will introduce an additional complimentary exchange mechanism known as SICAD. It is currently unknown whether Herbalife Venezuela will be able to access this new exchange mechanism and the Company is currently assessing and monitoring the restrictions and exchange rates relating to this alternative mechanism.

During the three months ended March 31, 2013, we also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the three months ended March 31, 2013, we have exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. As of March 31, 2013, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $89.5 million, and included approximately $102.3 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the CADIVI rate. We remeasure our Bolivars at the official published CADIVI rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on our condensed consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that we could ultimately realize. While we continue to monitor the exchange mechanisms and restrictions under CADIVI, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis.

Consolidation of Herbalife Venezuela

We plan to continue our operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements.

We plan to utilize the CADIVI rate to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, SICAD, and other alternative legal exchange mechanisms when they are made available to us. As discussed above, these alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the CADIVI rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the CADIVI rate or using unfavorable alternative legal exchange mechanisms to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 75% less favorable than the current 6.3 CADIVI rate and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of March 31, 2013, our $102.3 million in Bolivar denominated cash and cash equivalents as of March 31, 2013 would be reduced by $76.5 million and result in a corresponding foreign exchange loss to our operating profit. This 75% less favorable exchange rate is not necessarily representative of exchange rates which could be available to us for future exchanges, but is used for our sensitivity analysis above as it represents the actual weighted average rate that we received when using alternative exchange mechanisms during the three months ended March 31, 2013.

If Herbalife Venezuela’s ongoing operations were subject to the 75% less favorable exchange rate, Herbalife Venezuela would operate at a loss and this could have a significant negative impact to our consolidated financial statements. Our ability to access the CADIVI rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Herbalife Venezuela’s net sales represented approximately 4% and 3% of our consolidated net sales for the three months ended March 31, 2013 and 2012, respectively, and its total assets represented approximately 6% and 7% of our consolidated total assets as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the majority of Herbalife Venezuela’s total assets consisted of Bolivar denominated cash and cash equivalents.

See the 2012 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information regarding subsequent events.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of March 31, 2013.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to independent distributors who consume and sell Herbalife products to retail consumers or other distributors. As of March 31, 2013, we sold products in 88 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over the buyback program period of up to 12 months following the original sale. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.3% of product sales for the three months ended March 31, 2013 and 2012.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $23.7 million and $18.0 million to present them at their lower of cost or market in our consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both March 31, 2013 and December 31, 2012, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2013 and 2012.

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

We account for uncertain income tax positions in accordance with the FASB ASC Topic 740, Income Taxes, or ASC 740, which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

We account for foreign currency transactions in accordance with ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-ended exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general and administrative expenses in the accompanying consolidated statements of income.

New Accounting Pronouncements

See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

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

We apply FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the condensed consolidated statements of income when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the recent significant volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our condensed consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2013 and December 31, 2012, the aggregate notional amounts of these contracts outstanding were approximately $249.8 million and $256.9 million, respectively. At March 31, 2013, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2013, we recorded assets at fair value of $2.7 million and liabilities at fair value of $9.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, we recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three months ended March 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2013 and December 31, 2012.

As of March 31, 2013 and December 31, 2012, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month as of March 31, 2013 and December 31, 2012. There were no foreign currency option contracts outstanding as of March 31, 2013 and December 31, 2012.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At March 31, 2013
Buy Chinese yuan sell U.S. dollar	6.27	$1.6	$—
Buy Euro sell Australian dollar	1.25	$2.5	$—
Buy Euro sell Chilean peso	620.75	$1.8	$—
Buy Euro sell Hong Kong dollar	10.05	$0.8	$—
Buy Euro sell Indonesian rupiah	12,703.00	$5.3	$(0.1)
Buy Euro sell Mexican peso	17.04	$145.6	$(9.3)
Buy Euro sell Malaysian ringgit	4.06	$1.8	$—
Buy Euro sell U.S. dollar	1.29	$99.3	$(0.9)
Buy British pound sell Euro	0.85	$2.3	$—
Buy Indian rupee sell U.S. dollar	54.80	$2.6	$—
Buy Japanese yen sell U.S. dollar	93.84	$8.5	$—
Buy South Korean won sell U.S. dollar	1,112.53	$52.5	$—
Buy Malaysian ringgit sell U.S. dollar	3.12	$5.6	$—
Buy U.S. dollar sell Colombian peso	1,822.27	$10.4	$—
Buy U.S. dollar sell Euro	1.30	$161.9	$1.8
Buy U.S. dollar sell British pound	1.49	$14.9	$(0.3)
Buy U.S. dollar sell Japanese yen	94.07	$2.1	$—
Buy U.S. dollar sell South Korean won	1,087.94	$8.8	$0.2
Buy U.S. dollar sell Mexican peso	12.47	$19.9	$(0.1)
Buy U.S. dollar sell Philippine peso	40.69	$1.7	$—

Total forward contracts		$549.9	$(8.7)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2013 and December 31, 2012, the total amount of our foreign subsidiary cash and cash equivalents was $369.9 million and $321.3 million, respectively, of which $5.9 million and $6.9 million was invested in U.S. dollars as of March 31, 2013 and December 31, 2012, respectively. At March 31, 2013 and December 31, 2012, the total amount of cash and cash equivalents held by U.S. entities was $352.6 million and $12.2 million, respectively.

Currency restrictions enacted by the Venezuelan government continue to be restrictive and have impacted the ability of Herbalife Venezuela to obtain U.S. dollars in exchange for Bolivars at the official foreign exchange rates from the Venezuelan government. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of March 31, 2013, the aggregate annual maturities of the Credit Facility were expected to be $43.8 million for 2013, $81.2 million for 2014, $100.0 million for 2015, and $750.0 million for 2016. The fair value of the Credit Facility approximated its carrying value of $975.0 million as of March 31, 2013. The fair value of the Credit Facility approximated its carrying value of $487.5 million as of December 31, 2012. The Credit Facility bears a variable interest rate, and on March 31, 2013 and December 31, 2012, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 1.94% and 1.96%, respectively.

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

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three months ended March 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2013 and December 31, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the condensed consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At March 31, 2013 and December 31, 2012, we recorded the interest rate swaps as liabilities at their fair value of $1.2 million and $2.0 million, respectively.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•

the resignation of our former independent registered public accounting firm, its withdrawal of its audit reports with respect to certain of our historical financial statements, and any difficulties we encounter engaging a successor accounting firm;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion under Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

From time to time, the Company is subject to inquiries from and investigations by various governmental and other regulatory authorities with respect to the legality of the Company’s network marketing program. Given the nature of recent allegations made by certain short sellers and related market events, the Company believes it may receive governmental inquiries (such as the previously disclosed SEC inquiry). To the extent any of these inquiries are or become material they will be disclosed individually. Consistent with its policies, the Company is and will fully cooperate with any inquiries and looks forward to resolving them in a timely manner.

Item 1A. Risk Factors

The resignation of our former independent registered public accounting firm, its withdrawal of its audit reports with respect to certain of our historical financial statements, any difficulties we encounter engaging a successor accounting firm and the related costs may have a material adverse effect on us.

On April 8, 2013, KPMG notified us that KPMG was resigning, effective immediately, as our independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in our securities by one of KPMG’s former partners who, until April 5, 2013, was the KPMG engagement partner on our audit. KPMG advised us it resigned as our independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to our financial statements, our accounting practices, the integrity of our management or for any other reason. As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation, KPMG notified us that it had no option but to withdraw its audit reports regarding our financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2010, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. Our Audit Committee and management continue to believe that our financial statements covering the referenced periods fairly present, in all material respects, our financial condition and results of operations as of the end of and for the referenced periods and may continue to be relied upon and that our internal control over financial reporting was effective during these periods. See Notes 2, Significant Accounting Policies, and 14, Subsequent Events, to the Condensed Consolidated Financial Statements for information on these matters.

Although the Audit Committee is conducting a search for KPMG’s successor, as of the date of filing of this Quarterly Report on Form 10-Q, we have not selected or engaged a new independent registered accounting firm and there can be no assurance that we will be successful in such efforts. We have substantial international operations that require significant capacity and capabilities from our auditor. As a result, there may only be a limited number of firms that are capable of handling an engagement such as ours. In addition, we have historically engaged other accounting firms to perform tax, consulting and other advisory work on our behalf. These prior engagements may, in certain instances, impair the ability of certain firms to serve as our independent registered public accounting firm. It is also possible that some firms may be discouraged from accepting our engagement based on the recent allegations and other negative information put forward in the market place by a short seller. While we believe our Audit Committee will ultimately be successful in engaging a new independent registered public accounting firm, our Audit Committee will likely be required to expend significant time and we will likely expend significant resources and capital identifying the firm and bringing its personnel up to speed with our business and operations.

As a result of KPMG’s resignation, we have suffered and will continue to suffer a number of difficulties in respect of our SEC filings and other matters. This Quarterly Report on Form 10-Q is technically considered deficient and we are no longer considered to be technically timely or current in our Exchange Act filings because the unaudited interim financial information presented herein has not been reviewed by an independent registered accounting firm in accordance with Accounting Standards Board Statement on Accounting Standards 100, or SAS 100, as required by SEC rules. In addition, the absence of the SAS 100 review and KPMG’s withdrawal of its previous audit reports required us to suspend the effectiveness of our registration statements on Form S-8 related to our equity incentive plans and potentially our employee stock purchase plan. The combination of these issues also render us ineligible for the time being to use both shelf registration and “short-form” registration that allows us to incorporate our prior filings by reference. If we are unable to engage a successor accounting firm, we will not be able to file in a timely manner Quarterly Reports on Form 10-Q with the SEC that contain financial statements that have been reviewed by, or Annual Reports on Form 10-K that contain financial statements that have been audited by, an independent registered public accounting firm. If we are unable to do so, among other things, we will continue to be untimely in our filings under the Exchange Act and our ability to access the capital markets will be significantly limited. In addition, if we are unable to engage a successor accounting firm on a schedule that allows the firm to timely complete the audit of our historical financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 as well as fiscal 2013, we may encounter additional issues. The failure to deliver audited financial statements after 2013 year end could constitute an event of default under our Credit Facility and may lead the New York Stock Exchange to commence delisting procedures with respect to our common shares. While we do not believe these events will come to pass, there can be no assurances at this time.

To date we have incurred significant costs as a result of KPMG’s resignation in the form of legal and similar professional fees, in addition to the substantial diversion of the time and attention of our officers, directors and members of our accounting department. We have also seen added volatility in the trading price of our common shares. We expect to continue to suffer these additional costs, distractions and other issues, and we expect to continue to see greater volatility in the price of our common shares, until a successor firm is engaged and has had sufficient time to complete the audit of our financial statements for the fiscal years ended December 31, 2010, 2011 and 2012, its review of the three months ended March 31, 2013 and any subsequent periods.

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

We distribute our products exclusively to and through approximately 3.6 million independent distributors, including 0.2 million in China, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our approximately 3.6 million independent distributors, we had approximately 487,000 sales leaders as of March 31, 2013. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

From time to time, the Company is subject to inquiries from and investigations by various governmental and other regulatory authorities with respect to the legality of the Company’s network marketing program. Given the nature of recent allegations made by certain short sellers and related market events, the Company believes it may receive governmental inquiries (such as the previously disclosed SEC inquiry). To the extent any of these inquiries are or become material they will be disclosed individually. Consistent with its policies, the Company is and will fully cooperate with any inquiries and looks forward to resolving them in a timely manner.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment and therefore the conditions for possible penalty payments have not been fulfilled. The Company believes the trial court’s judgment is flawed legally and factually and on March 8, 2012 filed an appeal of the judgment with the Court of Appeal of Brussels. A preliminary hearing was held on April 2, 2012 setting a briefing schedule. Since then Test Aankoop filed its reply on July 6, 2012 and Herbalife’s response was filed on September 28, 2012. Test Aankoop filed its final brief on February 12, 2013 and the parties are awaiting the Court in Brussels setting a date for presentation of oral arguments. We believe that we have a meritorious basis to appeal this judgment. Nonetheless, the Company has implemented various relatively minor clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. Herbalife has been named as a defendant in a purported class action lawsuit filed April 8, 2013 in the U.S. District Court for the Central District of California (Bostick v. Herbalife International of America, Inc., et al) challenging the legality of our network marketing program under various state and federal laws. We believe the suit is without merit and plan to defend the suit vigorously.

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

In February 2013, the Venezuela government announced it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. We recognized approximately $15.1 million of net foreign exchange losses within our condensed consolidated statement of income for the three months ended March 31, 2013, as result of remeasuring our Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on the Bolivar devaluation.

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms which are significantly less favorable than the official rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations which could cause our cash and cash equivalents to decrease. If any of these events were to occur it could result in a negative impact to our consolidated earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our 2012 Annual Report on Form 10-K, for a further discussion on Venezuela.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $93 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and the 2011 year. On October 19, 2012, the Mexican Tax Administration Service issued a preliminary audit report for the January to September 2007 period which primarily focused on VAT allegations. The final audit report for the January to September 2007 period was issued on December 11, 2012 and is substantially similar to the preliminary report. The Company has not yet received any assessment related to the final audit report. The Mexican Tax Authority generally issues an assessment within six months of the final audit report. At a meeting on April 4, 2013, the Mexican Tax Administration Service indicated that they anticipate assessing the Company for the period January 2, 2007 through September 14, 2007 for VAT related matters. The Company intends to file an administrative appeal disputing any assessment. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	On April 17, 2009, our share repurchase program adopted on April 18, 2007 expired pursuant to its terms. On April 30, 2009, we announced that our board of directors authorized a new share repurchase program for us to repurchase up to $300 million of our common shares during the next two years, at such times and prices as determined by our management. On May 3, 2010, our board of directors approved an increase to this program from $300 million to $1 billion. In addition, our board of directors approved the extension of the program from April 2011 to December 2014.

On May 2, 2012, we entered into an agreement with Merrill Lynch International to repurchase $427.9 million of our common shares, which was the remaining authorized capacity under the $1 billion share repurchase program at that time. Under the terms of the repurchase agreement, we paid $427.9 million on May 4, 2012 and the agreement was to expire on July 27, 2012. We received 5.3 million and 3.9 million of our common shares under the repurchase agreement during June 2012 and July 2012, respectively. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the agreement. On July 27, 2012, we completed the $1 billion share repurchase program upon the final delivery of common shares repurchased under the repurchase agreement.

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

The following is a summary of our repurchases of common shares during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	3,434,142	$41.49	3,434,142	$807,548,145
February 1 — February 28	565,620	$35.26	565,620	$787,602,817
March 1 — March 31	—	—	—	$787,602,817

	3,999,762	$40.61	3,999,762	$787,602,817

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d	)

4.1	Form of Share Certificate	(d	)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a	)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)

Exhibit Number	Description	Reference

10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c	)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c	)

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d	)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e	)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(j	)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(j	)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n	)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n	)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(n	)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n	)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n	)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n	)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(q	)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(q	)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q	)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q	)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q	)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q	)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	*

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	*

10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	*

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	*

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	*

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g	)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h	)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h	)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(i	)

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(l	)

Exhibit Number	Description	Reference

10.46#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(k	)

10.47#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(l	)

10.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j	)

10.49#	Amended and Restated Non-Management Directors Compensation Plan	(j	)

10.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(j	)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(m	)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(m	)

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(n	)

10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q	)

10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(o	)

10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(p	)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(q	)

10.58	Support Agreement, dated February 28, 2013, by and between Carl C. Icahn, Herbalife Ltd., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., and Icahn Enterprises G.P. Inc.	(r	)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(h)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(i)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(k)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(o)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(q)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(r)	Previously filed on March 1, 2013 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: April 29, 2013