Form 10-Q
period 2013-06-30
HERBALIFE LTD.
filed 2013-07-29
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of registrant’s common shares outstanding as of July 24, 2013 was 103,066,264.

HERBALIFE LTD.

EXPLANATORY NOTE

As previously disclosed, on April 8, 2013, KPMG LLP, or KPMG, notified Herbalife Ltd., or the Company, that KPMG resigned, effective immediately, as the Company’s independent accountant. KPMG stated it had concluded it was no longer independent because of the then-alleged insider trading in the Company’s securities by one of KPMG’s former partners who, until April 5, 2013, was the KPMG engagement partner on the Company’s audit. KPMG advised the Company it resigned as the Company’s independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s unlawful activities and not for any reason related to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other reason.

As a result of the then-alleged insider trading activity by its now former partner and KPMG’s resulting resignation on April 8, 2013, KPMG notified the Company its independence had been impaired and had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2010, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. The Company’s Audit Committee and management continue to believe that the Company’s financial statements covering the referenced periods, notwithstanding the revisions discussed in Note 2, Significant Accounting Policies under the heading Revision of Prior Period Financial Statements, fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may continue to be relied upon and that the Company’s internal control over financial reporting was effective during these periods.

Also, as a result of KPMG’s resignation, the unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an outside independent registered public accounting firm as required by the rules of the Securities and Exchange Commission, or the SEC. As a result, this Quarterly Report on Form 10-Q is considered deficient and the Company continues not to be timely or current in its filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented herein fairly presents, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above, the Company believes this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties.

On May 21, 2013, the Audit Committee of the Company’s Board of Directors engaged PricewaterhouseCoopers LLP, or PwC, to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for its fiscal year ending December 31, 2013 and to re-audit the Company’s financial statements for the fiscal years ended December 31, 2012, 2011 and 2010. PwC has also been engaged to review the Company’s interim financial information for the three months ended March 31, 2013, the three and six months ended June 30, 2013, and for the subsequent interim periods.

The Chief Executive Officer and Chief Financial Officer believe, to the best of their knowledge, that the unaudited interim financial information presented herein accurately portrays the financial condition of the Company. To that end, they have provided the certifications under Section 302 of the Sarbanes-Oxley Act of 2002, or SOX. The SOX Section 906 certification is omitted from this filing only because, as a result of KPMG’s former partner’s actions as described above, the unaudited interim financial information presented herein has not been reviewed by an independent registered public accountant under Statement of Auditing Standards 100, or SAS 100. The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before the Company’s officers can make a SOX Section 906 certification, PwC must complete its review of the unaudited interim financial information presented herein under SAS 100, as required by Securities and Exchange Commission rules. Once PwC completes its re-audit of the Company’s financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and completes its SAS 100 review of this unaudited interim financial information and the unaudited financial information for applicable prior periods, the Company will file an amendment to this report with the SOX Section 906 certification as soon as practicable.

See Note 2, Significant Accounting Policies, for information on the matters discussed above.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and Unreviewed)

	June 30, 2013	December 31, 2012
	(In thousands, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$849,703	$333,534
Receivables, net of allowance for doubtful accounts of $2,147 (2013) and $2,273 (2012)	110,790	116,139
Inventories	331,529	339,411
Prepaid expenses and other current assets	160,444	145,624
Deferred income taxes	51,499	49,339

Total current assets	1,503,965	984,047

Property, at cost, net of accumulated depreciation and amortization of $289,266 (2013) and $255,862 (2012)	255,206	242,886
Deferred compensation plan assets	24,934	24,267
Deferred financing costs, net	6,165	7,462
Other assets	47,250	48,805
Marketing related intangibles and other intangible assets, net	310,993	311,186
Goodwill	105,490	105,490

Total assets	$2,254,003	$1,724,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$77,535	$75,209
Royalty overrides	235,994	243,351
Accrued compensation	82,113	95,220
Accrued expenses	227,468	181,523
Current portion of long-term debt	68,819	56,302
Advance sales deposits	51,574	49,432
Income taxes payable	48,751	61,325

Total current liabilities	792,254	762,362

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	893,767	431,305
Deferred compensation plan liability	32,981	29,454
Deferred income taxes	60,033	62,982
Other non-current liabilities	41,349	42,557

Total liabilities	1,820,384	1,328,660

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 103.0 million (2013) and 106.9 million (2012) shares outstanding	103	107
Paid-in-capital in excess of par value	305,742	303,975
Accumulated other comprehensive loss	(44,283)	(31,695)
Retained earnings	172,057	123,096

Total shareholders’ equity	433,619	395,483

Total liabilities and shareholders’ equity	$2,254,003	$1,724,143

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and Unreviewed)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands, except per share amounts)
Product sales	$1,055,036	$883,068	$2,006,619	$1,704,714
Shipping & handling revenues	164,203	148,880	336,267	291,409

Net sales	1,219,239	1,031,948	2,342,886	1,996,123
Cost of sales	247,224	203,737	473,201	399,881

Gross profit	972,015	828,211	1,869,685	1,596,242
Royalty overrides	379,551	335,195	743,580	652,728
Selling, general & administrative expenses	400,107	306,310	764,827	602,703

Operating income	192,357	186,706	361,278	340,811
Interest expense, net	5,559	3,169	10,932	4,542

Income before income taxes	186,798	183,537	350,346	336,269
Income taxes	43,636	51,586	88,311	96,387

NET INCOME	$143,162	$131,951	$262,035	$239,882

Earnings per share:
Basic	$1.39	$1.13	$2.53	$2.06
Diluted	$1.34	$1.09	$2.44	$1.96
Weighted average shares outstanding:
Basic	102,993	116,557	103,551	116,376
Diluted	107,083	121,482	107,589	122,182
Dividends declared per share	$0.30	$0.30	$0.60	$0.60

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and Unreviewed)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In thousands)
Net income	$143,162	$131,951	$262,035	$239,882
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $(1,506) and $(3,829) for the three months ended June 30, 2013 and 2012, respectively, and $(1,811) and $(2,072) for the six months ended June 30, 2013 and 2012, respectively	(9,247)	(15,143)	(17,931)	(3,924)
Unrealized gain (loss) on derivatives, net of income taxes of $2,211 and $302 for the three months ended June 30, 2013 and 2012, respectively, and $1,704 and $(339) for the six months ended June 30, 2013 and 2012, respectively	6,675	528	5,343	(1,194)

Total other comprehensive income (loss)	(2,572)	(14,615)	(12,588)	(5,118)

Total comprehensive income (loss)	$140,590	$117,336	$249,447	$234,764

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Unreviewed)

	Six Months Ended
	June 30, 2013	June 30, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$262,035	$239,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,310	36,613
Excess tax benefits from share-based payment arrangements	(15)	(27,212)
Share-based compensation expenses	15,253	12,497
Amortization of deferred financing costs	1,295	572
Deferred income taxes	(7,939)	(8,476)
Unrealized foreign exchange transaction (gain) loss	(44)	(4,909)
Foreign exchange loss from Venezuela currency devaluation	15,116	—
Other	(674)	120
Changes in operating assets and liabilities:
Receivables	(312)	(21,317)
Inventories	(3,646)	(14,476)
Prepaid expenses and other current assets	(13,150)	(9,367)
Other assets	(534)	(3,124)
Accounts payable	4,586	22,948
Royalty overrides	(2,051)	7,932
Accrued expenses and accrued compensation	43,761	(3,516)
Advance sales deposits	4,481	5,199
Income taxes	(12,546)	20,661
Deferred compensation plan liability	3,527	3,416

NET CASH PROVIDED BY OPERATING ACTIVITIES	351,453	257,443

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(56,048)	(39,719)
Proceeds from sale of property, plant and equipment	33	43
Deferred compensation plan assets	—	(2,609)

NET CASH USED IN INVESTING ACTIVITIES	(56,015)	(42,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(61,823)	(70,310)
Borrowings from long-term debt	513,227	806,560
Principal payments on long-term debt	(38,250)	(454,371)
Share repurchases	(165,726)	(505,636)
Excess tax benefits from share-based payment arrangements	15	27,212
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	971	10,356

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	248,414	(186,189)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(27,683)	(1,578)

NET CHANGE IN CASH AND CASH EQUIVALENTS	516,169	27,391
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333,534	258,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$849,703	$286,166

CASH PAID DURING THE PERIOD
Interest paid	$12,004	$5,884

Income taxes paid	$117,120	$86,214

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Unreviewed)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of June 30, 2013, the Company sold its products to and through a network of 3.4 million independent distributors, which included 0.2 million in China. In China, the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited and unreviewed interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2012 was derived from the previously audited financial statements at that date subject to revisions as discussed below, where, as previously disclosed, the Company’s former independent registered public accounting firm’s audit opinions have now been withdrawn, and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited and unreviewed condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited and unreviewed condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012. These unaudited and unreviewed condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 10-K. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an independent registered public accounting firm as the Company’s former independent registered public accounting firm resigned on April 8, 2013. See the Explanatory Note to this Quarterly Report on Form 10-Q for a further description. As a result, this Quarterly Report on Form 10-Q is considered deficient and the Company continues not to be timely or current in its filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented herein fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above and the omission of the SOX 906 certification discussed in greater detail in the Explanatory Note, this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties. Once PwC completes its re-audit of the Company’s financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and completes its SAS 100 review of this unaudited interim financial information and the unaudited financial information for applicable prior periods, the Company will file an amendment to this Quarterly Report on Form 10Q as soon as practicable.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2013, in connection with preparing the unaudited and unreviewed interim financial information presented in this Quarterly Report on Form 10-Q, prior period errors were identified which affected the interim period ended June 30, 2013, and the interim periods within and annual periods ended December 31, 2012, 2011 and 2010. These income tax errors primarily relate to income tax expenses calculated on intercompany inventory transactions and the Company’s application of ASC 740-10-25-3(e). As a result of its misapplication of this accounting standard, the Company’s income tax expenses and net income within its consolidated statement of income were misstated. There were also certain captions within the Company’s consolidated balance sheet that were misstated. The Company has reflected the correction of these identified prior period errors in the periods in which they originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. If the entire correction was recorded in the second quarter of 2013, it is expected that the cumulative amount would not be material for the fiscal year ending December 31, 2013. As such, this cumulative amount could be recorded as an out of period adjustment. However, because the Company will be amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 due to its predecessor auditors withdrawing their opinions, and amending this Quarterly Report on Form 10-Q, the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 and any other Quarterly Reports on Form 10-Q that are deficient due to the absence of a SAS 100 review, the Company has decided to revise its applicable prior period financial statements in the amendments to its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q referenced above so that the financial statements included therein do not include these income tax errors. The Company believes this approach is more beneficial to investors due to the Company’s unusual facts and circumstances surrounding its predecessor auditors resigning and withdrawing their audit opinions and the Company being required to file future amendments to its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q referenced above. As such, the revisions for these corrections are and will be reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information. The Company has also provided, within this Note, the financial statement items that were impacted and included within its prior period consolidated balance sheets and full year prior period consolidated statements of income so this financial information is presented timely to the Company’s shareholders and other interested parties.

The effects of these prior period errors in the consolidated financial statements are as follows:

Consolidated Balance Sheets

	December 31, 2012		December 31, 2011
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Prepaid expenses and other current assets	$125,425	$145,624	$117,073	$134,605
Deferred income taxes	$49,339	$49,339	$55,615	$54,949
Total current assets	$963,848	$984,047	$768,819	$785,685
Total assets	$1,703,944	$1,724,143	$1,446,209	$1,463,075
Income taxes payable	$15,854	$61,325	$31,415	$62,283
Total current liabilities	$716,891	$762,362	$548,689	$579,557
Deferred income taxes	$62,982	$62,982	$72,348	$70,390
Total liabilities	$1,283,189	$1,328,660	$886,021	$914,931
Retained earnings	$148,368	$123,096	$305,931	$293,887
Total shareholders’ equity	$420,755	$395,483	$560,188	$548,144
Total liabilities and shareholders’ equity	$1,703,944	$1,724,143	$1,446,209	$1,463,075

Consolidated Statements of Income

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$50,169	$51,586	$94,739	$96,387
Net Income	$133,368	$131,951	$241,530	$239,882
Basic earnings per share	$1.14	$1.13	$2.08	$2.06
Diluted earnings per share	$1.10	$1.09	$1.98	$1.96

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$173,716	$186,944	$147,201	$144,820	$80,880	$87,212
Net Income	$477,190	$463,962	$412,578	$414,959	$299,215	$292,883
Basic earnings per share	$4.25	$4.13	$3.51	$3.53	$2.51	$2.46
Diluted earnings per share	$4.05	$3.94	$3.30	$3.32	$2.37	$2.32

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Net Income	$133,368	$131,951	$241,530	$239,882
Total comprehensive income	$118,753	$117,336	$236,412	$234,764

Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2012
	As Previously Reported	As Adjusted
	(In thousands)
Net Income	$241,530	$239,882
Deferred income taxes	$(4,896)	$(8,476)
Income taxes	$15,433	$20,661

Venezuela

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval process continue to be delayed and the Company’s ability to timely obtain U.S. dollars at the official exchange rate remains uncertain. In recent instances, the Company has been unsuccessful in obtaining U.S. dollars at the official rate and it remains uncertain whether the Company’s current pending applications and future anticipated applications will be approved.

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. The Company recognized approximately $15.1 million of net foreign exchange losses within its condensed consolidated statement of income during the first quarter of 2013, as a result of remeasuring the Company’s Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. The majority of these foreign exchange losses related to the approximately $16.9 million devaluation of Herbalife Venezuela’s Bolivar denominated cash and cash equivalents. In March 2013, the Venezuelan government also announced they will introduce an additional complimentary exchange mechanism known as SICAD. It is currently unknown whether Herbalife Venezuela will be able to access this new exchange mechanism and the Company is currently assessing and monitoring the restrictions and exchange rates relating to this alternative mechanism.

During the six months ended June 30, 2013, the Company also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the six months ended June 30, 2013, the Company exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. The Company did not exchange Bolivars for U.S. dollars using these alternative legal exchange mechanisms during the three months ended June 30, 2013. As of June 30, 2013, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $112.7 million, and included approximately $124.6 million in Bolivar denominated cash and cash equivalents. These Bolivar denominated assets and liabilities were remeasured at the CADIVI rate. The Company remeasures its Bolivars at the official published CADIVI rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions under CADIVI, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Herbalife Venezuela’s net sales represented approximately 4% and 3% of the Company’s consolidated net sales for the six months ended June 30, 2013 and 2012, respectively, and its total assets represented approximately 7% of the Company’s consolidated total assets for both June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

See the Company’s 2012 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market. The following are the major classes of inventory:

	June 30, 2013	December 31, 2012
	(In millions)
Raw materials	$23.3	$19.6
Work in process	1.7	1.9
Finished goods	306.5	317.9

Total	$331.5	$339.4

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
	(In millions)
Borrowings under the senior secured credit facility	$962.5	$487.5
Capital leases	0.1	0.1

Total	962.6	487.6
Less: current portion	68.8	56.3

Long-term portion	$893.8	$431.3

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

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Term Loan. On June 30, 2013 and December 31, 2012, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.20% and 1.96%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of June 30, 2013 and December 31, 2012, the Company was compliant with its debt covenants under the Credit Facility. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of June 30, 2013, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

During the three months ended March 31, 2013, the Company borrowed an aggregate amount of $513.0 million and paid a total amount of $25.5 million under the Credit Facility. During the three months ended June 30, 2013, the Company paid a total amount of $12.5 million under the Credit Facility. The Company did not make any borrowings under the Credit Facility during the three months ended June 30, 2013. As of June 30, 2013 and December 31, 2012, the U.S. dollar amount outstanding under the Credit Facility was $962.5 million and $487.5 million, respectively. Of the $962.5 million U.S. dollar amount outstanding under the Credit Facility as of June 30, 2013, $462.5 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, $487.5 million was outstanding on the Term Loan and no amounts were outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2013 and December 31, 2012 under the Credit Facility.

As of June 30, 2013, the aggregate annual maturities of the Credit Facility were expected to be $31.3 million for 2013, $81.2 million for 2014, $100.0 million for 2015, and $750.0 million for 2016.

Interest expense was $7.5 million and $4.5 million for the three months ended June 30, 2013 and 2012, respectively, and $14.3 million and $7.3 million for the six months ended June 30, 2013 and 2012, respectively.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $89 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13,

2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing. Litigation in this case is currently ongoing.

Prior to the nullification of the Mexican Tax Administration Service assessment relating to the 2005 and 2006 years the Company entered into agreements with certain insurance companies to allow for the potential issuance of surety bonds in support of its appeal of the assessment. Such surety bonds, if issued, would not affect the availability of the Company’s Credit Facility. These arrangements with the insurance companies remain in place in the event that the assessment is re-issued.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $23 million, translated at the period ended spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service audited the Company’s Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

The Company has not recognized a loss with respect to any of these Mexican matters as the Company, based on its analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued.

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

The Company received a tax assessment in September 2009, from the Federal Revenue Office of Brazil in an amount equivalent to approximately $3.8 million U.S. dollars, translated at the period ended spot rate, related to withholding/contributions based on payments to the Company’s distributors during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $7.0 million U.S. dollars, translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian distributors from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter was originally scheduled for October 23, 2012 but it has been postponed and is rescheduled for October 10, 2013. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management products, nutritional supplements and personal care products. The Company’s products are manufactured by third party providers and by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility and in its Lake Forest, California facility, and then are sold to independent distributors who consume and sell Herbalife products to retail consumers or other distributors. Revenues reflect sales of products by the Company to its distributors and are categorized based on geographic location.

As of June 30, 2013, the Company sold products in 88 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$241.7	$218.1	$457.9	$422.6
Mexico	145.6	119.5	278.5	236.6
South Korea	112.0	112.5	222.0	205.6
Others	601.9	504.7	1,197.9	997.3

Total Primary Reporting Segment	1,101.2	954.8	2,156.3	1,862.1
China	118.0	77.1	186.6	134.0

Total Net Sales	$1,219.2	$1,031.9	$2,342.9	$1,996.1

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$99.5	$93.6	$194.2	$189.0
Mexico	64.0	49.0	122.6	92.9
South Korea	56.4	55.0	111.6	97.0
Others	266.8	226.1	531.3	444.0

Total Primary Reporting Segment	486.7	423.7	959.7	822.9
China	105.8	69.4	166.3	120.6

Total Contribution Margin	$592.5	$493.1	$1,126.0	$943.5

Selling, general and administrative expenses(2)	400.1	306.3	764.8	602.7
Interest expense, net	5.6	3.2	10.9	4.5

Income before income taxes	186.8	183.6	350.3	336.3
Income taxes	43.6	51.6	88.3	96.4

Net Income	$143.2	$132.0	$262.0	$239.9

Net sales by product line:
Weight Management	$778.2	$646.8	$1,489.8	$1,248.6
Targeted Nutrition	277.5	241.0	534.4	465.9
Energy, Sports and Fitness	65.1	52.5	123.4	100.6
Outer Nutrition	37.8	37.7	76.0	74.4
Literature, promotional and other(3)	60.6	53.9	119.3	106.6

Total Net Sales	$1,219.2	$1,031.9	$2,342.9	$1,996.1

Net sales by geographic region:
North America	$247.5	$224.7	$469.0	$435.4
Mexico	145.6	119.5	278.5	236.6
South and Central America	222.5	152.5	441.9	318.0
EMEA	186.4	161.6	355.9	315.6
Asia Pacific	299.2	296.5	611.0	556.5
China	118.0	77.1	186.6	134.0

Total Net Sales	$1,219.2	$1,031.9	$2,342.9	$1,996.1

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q for a description of net sales, cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $53.2 million and $33.5 million for the three months ended June 30, 2013 and 2012, respectively, and totaling $84.7 million and $59.3 million for the six months ended June 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of June 30, 2013 and December 31, 2012, total assets for the Company’s Primary Reporting Segment were $2,065.7 million and $1,607.2 million, respectively. Total assets for the China segment were $188.3 million and $116.9 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million for both periods. Goodwill allocated to the China segment was $3.1 million as of June 30, 2013 and December 31, 2012.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2012 10-K. During the six months ended June 30, 2013, the Company granted stock awards subject to continued service, consisting of stock appreciation rights, or SARs, and stock units with vesting terms fully described in the 2012 10-K. There were no stock options granted during the six months ended June 30, 2013.

For the three months ended June 30, 2013 and 2012, share-based compensation expense amounted to $7.4 million and $5.3 million, respectively. For the six months ended June 30, 2013 and 2012, share-based compensation expense amounted to $15.3 million and $12.5 million, respectively. As of June 30, 2013, the total unrecognized compensation cost related to all non-vested stock awards was $36.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2013:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2012(2)(3)	11,333	$28.62	5.9 years	$119.1
Granted	85	$35.46
Exercised	(9)	$10.34
Forfeited	(30)	$44.81

Outstanding at June 30, 2013(2)(3)	11,379	$28.65	5.4 years	$208.5

Exercisable at June 30, 2013(2)	7,568	$20.79	4.3 years	$188.2

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 1.5 million market condition SARs.
(3)	Includes 0.9 million market and performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2013 and 2012 was $12.68 and $15.27, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2013 and 2012 was $11.85 and $15.36, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended June 30, 2012 was $24.7 million. There were no exercises of stock options and SARs during the three months ended June 30, 2013. The total intrinsic value of stock options and SARs exercised during the six months ended June 30, 2013 and 2012 was $0.3 million and $94.3 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2012	321.6	$11.70
Granted	7.6	$35.63
Vested	(186.7)	$13.18
Forfeited	(0.2)	$53.60

Outstanding and nonvested at June 30, 2013	142.3	$10.47

The total vesting date fair value of stock units which vested during the three months ended June 30, 2013 and 2012, was $2.5 million and $4.5 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2013 and 2012, was $6.8 million and $23.0 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of June 30, 2013 and December 31, 2012, the Company had $26.5 million and $25.9 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $43.6 million and $88.3 million for the three and six months ended June 30, 2013, as compared to $51.6 million and $96.4 million for the same periods in 2012. The effective income tax rate was 23.4% and 25.2% for the three and six months ended June 30, 2013, as compared to 28.1% and 28.7% for the same periods in 2012. The decrease in the effective tax rate for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to an increase of net benefits from discrete events, principally related to favorable tax audit settlements, and the impact of changes in the geographic mix of the Company’s income.

As of June 30, 2013, the total amount of unrecognized tax benefits, including related interest and penalties was $35.6 million. If the total amount of unrecognized tax benefits was recognized, $28.2 million of unrecognized tax benefits, $4.7 million of interest and $0.8 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $15.9 million within the next twelve months. Of this possible decrease, $14.2 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $1.7 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company engages in an interest rate hedging strategy for which the hedged transactions are forecasted interest payments on the Credit Facility. The hedged risk is the variability of forecasted interest rate cash flows, where the hedging strategy involves the purchase of interest rate swaps. For the outstanding cash flow hedges on interest rate exposures at June 30, 2013, the maximum length of time over which the Company is hedging certain of these exposures is approximately one month.

During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements expired in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on the Company’s term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on the replacement debt. The Company’s term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the Credit Facility as discussed further in Note 4, Long-Term Debt. As of June 30, 2013, the Company’s swaps remained effective and continued to be designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the Credit Facility at LIBOR plus 1.50% to 2.50%, fixing the Company’s weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2013 and December 31, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the condensed consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At June 30, 2013 and December 31, 2012, the Company recorded the interest rate swaps as liabilities at their fair value of $0.2 million and $2.0 million, respectively.

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

As of June 30, 2013 and December 31, 2012, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $259.5 million and $256.9 million, respectively. At June 30, 2013, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of June 30, 2013, the Company recorded assets at fair value of $3.5 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2013 and December 31, 2012.

As of both June 30, 2013 and December 31, 2012, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month. There were no foreign currency option contracts outstanding as of June 30, 2013 and December 31, 2012. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of June 30, 2013, where the Company had aggregate notional amounts of approximately $514.7 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2013 and 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$7.1	$1.5	$3.0	$(0.2)
Interest rate swaps	—	—	—	$(0.4)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2013 and 2012:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(1.5)	$(0.3)	$(2.6)	$(0.2)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$3.5	$0.2	$(5.2)	$(10.6)

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2013 and 2012:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended		For the Six Months Ended
		June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$(0.8)	$0.2	$(2.1)	$0.2
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	—	$1.3	$(0.1)	$2.5
Interest rate swaps	Interest expense, net	$(0.9)	$(0.9)	$(1.8)	$(1.8)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of June 30, 2013 and December 31, 2012.

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

On February 19, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on March 19, 2013. On April 29, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on May 28, 2013.

The aggregate amount of dividends declared and paid during the three months ended June 30, 2013 and 2012 were $30.9 million and $35.1 million, respectively. The aggregate amount of dividends declared and paid during the six months ended June 30, 2013 and 2012 were $61.8 million and $70.3 million, respectively.

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

During the three months ended March 31, 2013, the Company repurchased approximately 4.0 million of its common shares through open market purchases at an aggregate cost of approximately $162.4 million or an average cost of $40.61 per share. The Company did not repurchase any common shares in the open market during the three months ended June 30, 2013. As of June 30, 2013, the remaining authorized capacity under the Company’s share repurchase program was $787.6 million.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Six Months Ended June 30, 2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(In millions)
Beginning Balance	$(28.8)	$(2.9)	$(31.7)

Other comprehensive income (loss) before reclassifications, net of tax	(17.9)	2.0	(15.9)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	3.3	3.3

Total other comprehensive income (loss), net of reclassifications	(17.9)	5.3	(12.6)

Ending balance	$(46.7)	$2.4	$(44.3)

(1)	See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three and six months ended June 30, 2013.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $1.8 million and tax expense of $1.0 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the six months ended June 30, 2013. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $0.7 million for unrealized gain (loss) on derivatives for the six months ended June 30, 2013.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average shares used in basic computations	102,993	116,557	103,551	116,376
Dilutive effect of exercise of equity grants outstanding	4,090	4,925	4,038	5,726
Dilutive effect of warrants	—	—	—	80

Weighted average shares used in diluted computations	107,083	121,482	107,589	122,182

There were an aggregate of 4.1 million of equity grants that were outstanding during both the three and six months ended June 30, 2013, and an aggregate of 2.6 million of equity grants that were outstanding during both the three and six months ended June 30, 2012, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at June 30, 2013, and December 31, 2012:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at June 30, 2013	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2012
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$3.5	$0.5
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.8	$0.7

		$4.3	$1.2

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at June 30, 2013	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2012
		(in millions)
LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$1.9	$3.3
Interest rate swaps	Accrued expenses	$0.2	$2.0
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$3.8	$1.3

		$5.9	$6.6

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2012 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at June 30, 2013 and December 31, 2012:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
June 30, 2013
Foreign exchange currency contracts	$4.3	$(3.4)	$0.9

Total	$4.3	$(3.4)	$0.9

December 31, 2012
Foreign exchange currency contracts	$1.2	$(1.2)	—

Total	$1.2	$(1.2)	—

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
June 30, 2013
Foreign exchange currency contracts	$5.7	$(3.4)	$2.3
Interest rate swaps	0.2	—	0.2

Total	$5.9	$(3.4)	$2.5

December 31, 2012
Foreign exchange currency contracts	$4.6	$(1.2)	$3.4
Interest rate swaps	2.0	—	2.0

Total	$6.6	$(1.2)	$5.4

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2013 and December 31, 2012, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the three and six months ended June 30, 2013, the Company recorded approximately $8.1 million and $17.6 million, respectively, of professional fees and other expenses related to this matter.

Of the approximately $8.1 million and $17.6 million in expenses incurred during the three and six months ended June 30, 2013, respectively, discussed above, approximately $1.5 million and $3.0 million, respectively, were recognized for advisory retainer fees. The minimum guaranteed retainer fees were approximately $7.0 million as of June 30, 2013 and the expense recognition of these fees could accelerate based on certain conditions.

The Company also had a cash settlement liability award, or the Liability Award, outstanding as of June 30, 2013, which is tied to the Company’s stock price and which only vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. The expense recognized during the three and six months ended June 30, 2013, relating to the Liability Award was approximately $0.3 million and $1.3 million, respectively, and are included in the approximately $8.1 million and $17.6 million expense described above. The remaining unrecognized expense relating to the Liability Award was approximately $2.5 million as of June 30, 2013, based on the fair value of the Liability Award as of that date. The recognition of the unrecognized expense relating to the Liability Award could accelerate and change based on certain conditions.

14. Subsequent Events

On July 29, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share, payable on August 27, 2013 to shareholders of record as of August 13, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of June 30, 2013, we sold our products to and through a network of 3.4 million distributors, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, many of whom are simply discount customers. In China, we currently sell our products through retail stores, sales representatives, sales officers and independent service providers.

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to distributors and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those distributors who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 33-year operating history. As of June 30, 2013, we sold our products in 88 countries.

Our products are grouped in four principal categories: weight management; targeted nutrition; energy, sports & fitness; and Outer Nutrition, along with literature and promotional items. Our products are often sold through a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our distributors’ cross-selling opportunities.

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

We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, and generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason Volume Points are used in the manner described above is that we use Volume Points for distributor qualification and recognition purposes and therefore we attempt to keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Volume Points in millions)
North America	339.9	305.0	11.4%	648.9	603.4	7.5%
Mexico	219.9	203.9	7.8%	426.2	395.3	7.8%
South & Central America	222.6	167.2	33.1%	442.4	331.9	33.3%
EMEA	179.3	154.5	16.1%	340.6	300.3	13.4%
Asia Pacific (excluding China)	316.9	313.8	1.0%	636.9	587.6	8.4%
China	85.9	57.7	48.9%	133.5	99.1	34.7%

Worldwide	1,364.5	1,202.1	13.5%	2,628.5	2,317.6	13.4%

Average Active Sales Leaders by Geographic Region

With the continued expansion of daily consumption DMOs in our different markets and our objective to improve distributor retention, we believe the Average Active Sales Leader is a useful metric. It represents the monthly average number of sales leaders that place an order, including orders of non-sales leader distributors in their downline sales organization, during a given period. We rely on this metric as an indication of the engagement level of sales leaders in a given region. Changes in the Average Active Sales Leader metric may be indicative of potential for changes in annual retention levels and future sales growth.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
North America	72,282	65,828	9.8%	70,317	64,180	9.6%
Mexico	62,940	55,969	12.5%	61,578	54,322	13.4%
South & Central America	54,614	41,966	30.1%	53,332	41,290	29.2%
EMEA	48,008	42,972	11.7%	47,051	42,152	11.6%
Asia Pacific (excluding China)	70,802	61,329	15.4%	69,746	58,517	19.2%
China	14,070	11,949	17.8%	12,967	10,740	20.7%
Worldwide(1)	311,503	269,974	15.4%	304,210	261,147	16.5%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

We provide distributors with products, support materials, training, special events and a competitive compensation program. If a distributor wants to pursue the Herbalife business opportunity, the distributor is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting distributors. Activities may include hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; advertising Herbalife’s products; purchasing and using promotional materials such as t-shirts, buttons and caps; utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; purchasing inventory for sale or use as samples; and training and mentoring customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.

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

Distributor allowances are stated percentages of up to 50% of suggested retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each distributor’s level of discount is determined by qualification based on volume of purchases. In cases where a distributor has qualified for less than the maximum discount, the remaining discount is received by their sponsoring distributors. Therefore, product sales are recognized net of product returns and distributor allowances. See Critical Accounting Policies below for further discussion of product returns and distributor allowances.

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

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period using “net sales in local currency”. Net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency is useful to investors because it allows a meaningful comparison of net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollars measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

Our “gross profit” consists of net sales less “cost of sales,” which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products as well as shipping and handling costs including duties, tariffs, and similar expenses.

While all distributors can potentially profit from their activities by reselling our products for amounts greater than the prices they pay us, distributors that develop, retain, and manage other distributors can earn additional compensation for those activities, which we refer to as “Royalty overrides.” Royalty overrides are our most significant operating expense and consist of:

•

royalty overrides and production bonuses which total up to approximately 15% and 7%, respectively, of the retail sales of weight management, targeted nutrition, energy, sports & fitness, Outer Nutrition and promotional products;

•

the Mark Hughes bonus payable to some of our most senior distributors in the aggregate amount of up to 1% of retail sales of weight management, targeted nutrition, energy, sports & fitness, Outer Nutrition and promotional products; and

•	other discretionary incentive cash bonuses to qualifying distributors.

Royalty overrides provide potential earnings to distributors of up to 23% of retail sales or approximately up to 33% of our net sales. Royalty overrides are compensation to distributors for the development, retention and improved productivity of their sales organizations and are paid to several levels of distributors on each sale. Royalty overrides are compensation for services rendered to the Company and as such are recorded as an operating expense.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign exchange forward and option contracts to partially mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the three and six months ended June 30, 2013 were $1,219.2 million and $2,342.9 million, respectively. Net sales increased $187.3 million, or 18.2%, and $346.8 million, or 17.4%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales for the three and six months ended June 30, 2013 increased 17.4% and 17.5%, respectively, as compared to the same periods in 2012. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement and an increase in average active sales leaders; branding activities; and increased distributor recruiting.

Net income for the three and six months ended June 30, 2013 was $143.2 million, or $1.34 per diluted share, and $262.0 million, or $2.44 per diluted share, respectively. Net income increased $11.2 million, or 8.5%, and $22.1 million, or 9.2%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase for the three and six months ended June 30, 2013 was primarily due to higher contribution margin driven by the sales growth discussed above partially offset by higher selling, general and administrative expenses to support the growth of our business and for the legal and advisory services described below and higher interest expense.

Net income for the three and six months ended June 30, 2013 included approximately $8.1 million and $17.6 million pre-tax unfavorable impact ($7.1 million and $15.1 million, respectively, post-tax) related to legal and advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 and approximately $3.5 million pre-tax unfavorable impact ($2.7 million post-tax) related to professional fees for the re-audit of the Company’s 2010 to 2012 financial statements (See Selling, General and Administrative Expenses below for further discussion). Net income for the six months ended June 30, 2013 also included a $15.1 million pre-tax unfavorable impact ($8.3 million post-tax) related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela). The income tax impact of the expenses discussed above is based on forecasted items affecting the Company’s 2013 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses may have an effect on the income tax impact of these items in subsequent periods.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.3	19.7	20.2	20.0

Gross profit	79.7	80.3	79.8	80.0
Royalty overrides(1)	31.1	32.5	31.7	32.7
Selling, general and administrative expenses(1)	32.8	29.7	32.6	30.2

Operating income	15.8	18.1	15.5	17.1
Interest expense, net	0.5	0.3	0.5	0.2

Income before income taxes	15.3	17.8	15.0	16.9
Income taxes	3.6	5.0	3.8	4.9

Net income	11.7%	12.8%	11.2%	12.0%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended June 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America(1)	$407.7	$(187.4)	$220.3	$27.2	$247.5	$356.2	$(169.6)	$186.6	$38.1	$224.7	10.1%
Mexico	235.6	(115.2)	120.4	25.2	145.6	193.2	(94.3)	98.9	20.6	119.5	21.8%
South & Central America	349.3	(165.8)	183.5	39.0	222.5	251.4	(120.6)	130.8	21.7	152.5	45.9%
EMEA	299.8	(143.5)	156.3	30.1	186.4	261.2	(126.0)	135.2	26.4	161.6	15.3%
Asia Pacific	459.9	(203.4)	256.5	42.7	299.2	464.2	(209.8)	254.4	42.1	296.5	0.9%
China	140.3	(22.3)	118.0	—	118.0	94.1	(17.0)	77.1	—	77.1	53.0%

Worldwide	$1,892.6	$(837.6)	$1,055.0	$164.2	$1,219.2	$1,620.3	$(737.3)	$883.0	$148.9	$1,031.9	18.2%

	Six Months Ended June 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)

North America(1)	$757.7	$(354.1)	$403.6	$65.4	$469.0	$689.5	$(327.8)	$361.7	$73.7	$435.4	7.7%

Mexico	450.6	(220.3)	230.3	48.2	278.5	382.5	(186.7)	195.8	40.8	236.6	17.7%
South & Central America	692.6	(327.3)	365.3	76.6	441.9	523.7	(250.7)	273.0	45.0	318.0	39.0%
EMEA	574.5	(276.0)	298.5	57.4	355.9	510.0	(246.0)	264.0	51.6	315.6	12.8%
Asia Pacific	946.3	(423.8)	522.5	88.5	611.0	870.3	(394.1)	476.2	80.3	556.5	9.8%
China	220.0	(33.6)	186.4	0.2	186.6	161.4	(27.4)	134.0	—	134.0	39.3%

Worldwide	$3,641.7	$(1,635.1)	$2,006.6	$336.3	$2,342.9	$3,137.4	$(1,432.7)	$1,704.7	$291.4	$1,996.1	17.4%

(1)	During the second quarter of 2013, we simplified our pricing structure for the North America region by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to distributors. We do not expect these changes to materially impact our consolidated net sales and profitability. We anticipate extending these changes to additional markets in future periods.

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

The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three and six months ended June 30, 2013 as compared to the same periods in 2012, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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

North America

The North America region reported net sales of $247.5 million and $469.0 million for the three and six months ended June 30, 2013, respectively. Net sales increased $22.8 million, or 10.1%, and $33.6 million, or 7.7%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 10.2% and 7.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $23.5 million, or 10.8%, and $35.3 million, or 8.4%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

In the U.S. we continue to see success from consistent execution of daily consumption DMOs, especially the Nutrition Club. The success of these DMOs has resulted in higher levels of distributor engagement and momentum.

Average active sales leaders in the region increased 9.8% and 9.6% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. Average active sales leaders in the U.S. increased 9.8% and 9.5% for the three and six months ended June 30, 2013, as compared to the same periods in 2012.

In April, the region hosted a series of General market trainings in thirteen cities with approximately 7,200 attendees. In June, the region hosted a series of Latin market trainings in nine cities with approximately 12,400 attendees.

Mexico

The Mexico region reported net sales of $145.6 million and $278.5 million for the three and six months ended June 30, 2013, respectively. Net sales for the three and six months ended June 30, 2013 increased $26.1 million, or 21.8%, and $41.9 million, or 17.7%, respectively, as compared to the same periods in 2012. In local currency, net sales for the three and six months ended June 30, 2013 increased 12.4% and 11.5%, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact of $11.3 million and $14.9 million on net sales for the three and six months ended June 30, 2013, respectively.

The growth in net sales is primarily the result of increased distributor engagement as well as the continued success of the Nutrition Club DMO. One of the recent growth drivers in Mexico has been the ongoing transition by many distributors from home clubs to commercial clubs, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours. Mexico also had 1% price increases in October 2012, December 2012, and February 2013 which contributed to the increase in net sales.

Average active sales leaders in Mexico increased 12.5% and 13.4% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

In May, the region hosted two Leadership trainings in Puerto Vallarta and Acapulco with a total of approximately 16,200 attendees.

South and Central America

The South and Central America region reported net sales of $222.5 million and $441.9 million for the three and six months ended June 30, 2013, respectively. Net sales increased $70.0 million, or 45.9%, and $123.9 million, or 39.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 50.4% and 45.3% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $7.1 million and $20.1 million unfavorable impact on net sales for the three and six months ended June 30, 2013, respectively. The increase in net sales for the three and six months ended June 30, 2013 was due to growth in most of the countries in the region led by Venezuela and Brazil. This growth was primarily driven by the adoption and expansion of the Nutrition Club and other daily consumption DMOs throughout the region. Net sales of the significant countries in the region are discussed below.

Net sales in Brazil increased $22.5 million, or 32.7%, and $37.2 million, or 24.4%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 40.2% and 36.2% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $5.2 million and $18.1 million unfavorable impact on net sales in Brazil for the three and six months ended June 30, 2013, respectively. The increase in local currency net sales was primarily the result of the successful ongoing adoption of Nutrition Clubs and other daily consumption DMOs. We also had a price increase of approximately 4.0% in March 2013 which contributed to the increased sales.

Net sales in Venezuela increased $21.3 million, or 73.1%, and $48.4 million, or 90.3%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The overall sales growth was primarily due to increased distributor engagement and growth in the Nutrition Club DMO. We also had price increases of 15% in December 2012 and 17% in April 2013 which contributed to the increase in sales. The rate for which we remeasure sales in Venezuela was officially devalued from 5.3 Venezuelan Bolivars to U.S. dollar to 6.3 Venezuelan Bolivars to U.S. dollar during February 2013, and had a $9.5 million and $15.6 million unfavorable impact on net sales in Venezuela for the three and six months ended June 30, 2013, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 30.1% and 29.2% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

In May, the region held three Brazil Extravaganzas with approximately 15,000 attendees.

EMEA

The EMEA region reported net sales of $186.4 million and $355.9 million for the three and six months ended June 30, 2013, respectively. Net sales increased $24.8 million, or 15.3%, and $40.3 million, or 12.8%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 15.4% and 12.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $0.3 million unfavorable impact on net sales for both the three and six months ended June 30, 2013. The increase in net sales for the three and six months ended June 30, 2013 was primarily driven by the United Kingdom, Russia, Spain and Italy. Net sales of the significant countries in the region are discussed below.

Net sales in Russia increased $6.3 million, or 25.6%, and $12.5 million, or 26.7%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 28.7% and 28.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $0.8 million and $1.0 million unfavorable impact on net sales in Russia for the three and six months ended June 30, 2013, respectively. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club.

Net sales in Italy increased $2.7 million, or 10.0%, and $2.2 million, or 4.1%, for the three and six months ended June 30, 2013, respectively as compared to the same periods in 2012. In local currency, net sales increased 8.3% and 2.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $0.5 million and $0.7 million favorable impact on net sales in Italy for the three and six months ended June 30, 2013, respectively. Management believes that the positive sales growth is an indication that the market is embracing the daily consumption DMO.

Net sales in Spain increased $4.1 million, or 31.0%, and $6.0 million, or 24.1%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales in Spain increased 29.1% and 22.4% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $0.3 million and $0.4 million favorable impact on net sales in Spain for the three and six months ended June 30, 2013, respectively. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment.

Average active sales leaders in the region increased 11.7% and 11.6% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

There were no major events in the region for the second quarter.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $299.2 million and $611.0 million for the three and six months ended June 30, 2013, respectively. Net sales increased $2.7 million, or 0.9%, and $54.5 million, or 9.8%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 0.8% and 9.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact of $0.2 million and unfavorable impact of $0.2 million on net sales for the three and six months ended June 30, 2013, respectively. The increase in net sales for the three months ended June 30, 2013 was primarily driven by Indonesia, partially offset by a decrease in Malaysia. The increase in net sales for the six months ended June 30, 2013 reflected growth in almost all the countries in the region led by Indonesia, South Korea, Vietnam and India. Net sales of the significant countries in the region are discussed below.

Net sales in South Korea decreased $0.4 million, or 0.4%, and increased $16.5 million, or 8.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales decreased 3.0% and increased 4.5% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact on net sales of $2.9 million and $7.3 million for the three and six months ended June 30, 2013, respectively. The slight decrease in net sales for the three months ended June 30, 2013 was primarily due to decreased promotional activity during the three months as compared to the same period in 2012. The increase in net sales for the six months ended June 30, 2013 continues to be driven by the successful adoption and operation of the Nutrition Club and other daily consumption DMOs along with the Mega and Premium Herbalife Opportunity Meetings.

Net sales in Taiwan decreased $1.1 million, or 2.7%, and increased $4.4 million, or 6.0%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales decreased 1.8% and increased 5.9% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.4 million and favorable $0.1 million for the three and six months ended June 30, 2013, respectively. Despite the modest decrease in net sales for the three months ended June 30, 2013, the country has shown generally favorable trends, as evidenced by the increase in net sales for the six months ended June 30, 2013, indicating that the strategic steps taken to address distributor business training practices around Nutrition Clubs since fourth quarter 2010 are proving successful.

Net sales in India increased $0.1 million, or 0.2%, and $5.0 million, or 7.4%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 3.6% and 13.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.1 million and $4.2 million for the three and six months ended June 30, 2013, respectively. The increase in net sales for the three and six months ended June 30, 2013 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club somewhat offset by the implementation of first order limits placed in the market during the quarter.

Net sales in Indonesia increased $10.7 million, or 39.6%, and $22.5 million, or 47.2%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 47.3% and 56.3% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.1 million and $4.3 million for the three and six months ended June 30, 2013, respectively. The primary catalyst driving the sales increase in Indonesia was the growth in Nutrition Clubs.

Net sales in Malaysia decreased $6.6 million, or 20.1%, and increased $3.1 million, or 5.2%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales decreased 21.3% and increased 5.0% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact on net sales of $0.4 million and $0.1 million for the three and six months ended June 30, 2013, respectively. The decrease in net sales for the three months ended June 30, 2013 was primarily due to a price increase that took effect at the end of March 2013. As generally occurs, distributors reacted to the announcement of the upcoming price increase by accelerating their purchases in advance of the price increase, which increased sales for the first quarter of 2013 but led to lower sales for the second quarter of 2013, as compared to the same period in 2012. The increase in net sales for the six months ended June 30, 2013 reflects the continued success of the Road Show DMO and Mega Herbalife Opportunity Meetings which generated positive distributor momentum. Also contributing to growth for the period was increased activity in Nutrition Clubs.

Average active sales leaders in the region increased 15.4% and 19.2% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.

In June, the region hosted three regional extravaganzas, in South Korea, India and Thailand, with approximately 13,800, 13,500 and 19,000 attendees, respectively.

China

Net sales in China were $118.0 million and $186.6 million for the three and six months ended June 30, 2013, respectively. Net sales increased $40.9 million, or 53.0%, and $52.6 million, or 39.3%, for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 49.0% and 36.0% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact of $3.3 million and $4.3 million on net sales for the three and six months ended June 30, 2013, respectively. The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs.

Average active sales leaders in China increased 17.8% and 20.7% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

In April the region hosted its annual China Extraordinary Tour (Honors) with approximately 8,600 attendees.

As of June 30, 2013, we were operating 67 retail stores in 29 provinces in China. As of June 30, 2013, we had direct selling licenses for 24 out of the 29 provinces in which we were operating. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended June 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,235.1	$(564.3)	$670.8	$107.4	$778.2	$1,040.2	$(489.1)	$551.1	$95.7	$646.8	20.3%
Targeted Nutrition	440.7	(201.3)	239.4	38.1	277.5	387.9	(182.5)	205.4	35.6	241.0	15.1%
Energy, Sports and Fitness	103.3	(47.2)	56.1	9.0	65.1	84.4	(39.7)	44.7	7.8	52.5	24.0%
Outer Nutrition	60.0	(27.4)	32.6	5.2	37.8	60.7	(28.5)	32.2	5.5	37.7	0.3%
Literature, Promotional and Other	53.5	2.6	56.1	4.5	60.6	47.1	2.5	49.6	4.3	53.9	12.4%

Total	$1,892.6	$(837.6)	$1,055.0	$164.2	$1,219.2	$1,620.3	$(737.3)	$883.0	$148.9	$1,031.9	18.2%

	Six Months Ended June 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$2,370.1	$(1,099.2)	$1,270.9	$218.9	$1,489.8	$2,011.9	$(950.2)	$1,061.7	$186.9	$1,248.6	19.3%
Targeted Nutrition	850.2	(394.3)	455.9	78.5	534.4	750.9	(354.7)	396.2	69.7	465.9	14.7%
Energy, Sports and Fitness	196.3	(91.0)	105.3	18.1	123.4	162.1	(76.6)	85.5	15.1	100.6	22.7%
Outer Nutrition	120.9	(56.1)	64.8	11.2	76.0	119.9	(56.6)	63.3	11.1	74.4	2.2%
Literature, Promotional and Other(1)	104.2	5.5	109.7	9.6	119.3	92.6	5.4	98.0	8.6	106.6	11.9%

Total	$3,641.7	$(1,635.1)	$2,006.6	$336.3	$2,342.9	$3,137.4	$(1,432.7)	$1,704.7	$291.4	$1,996.1	17.4%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

Net sales for all product categories increased for the three and six months ended June 30, 2013 as compared to the same periods in 2012. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $972.0 million and $1,869.7 million for the three and six months ended June 30, 2013, respectively, as compared to $828.2 million and $1,596.2 million for the same periods in 2012. As a percentage of net sales, gross profit for the three and six months ended June 30, 2013 decreased to 79.7% and 79.8%, respectively, as compared to 80.3% and 80.0% for the same periods in 2012, or an unfavorable net decrease of 60 and 20 basis points, respectively. The net decrease for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to the unfavorable impact of foreign currency fluctuations and higher other costs, partially offset by favorable retail price increases.

Royalty Overrides

Royalty overrides were $379.6 million and $743.6 million for the three and six months ended June 30, 2013, respectively, as compared to $335.2 million and $652.7 million for the same periods in 2012. Royalty overrides as a percentage of net sales was 31.1% and 31.7% for the three and six months ended June 30, 2013, respectively, as compared to 32.5% and 32.7% for the same periods in 2012. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $400.1 million and $764.8 million for the three and six months ended June 30, 2013, respectively, as compared to $306.3 million and $602.7 million for the same periods in 2012. Selling, general and administrative expenses as a percentage of net sales were 32.8% and 32.6% for the three and six months ended June 30, 2013, respectively, as compared to 29.7% and 30.2% for and the same periods in 2012.

The increase in selling, general and administrative expenses for the three months ended June 30, 2013 included $22.0 million in higher salaries, bonuses and benefits; $8.1 million in expenses associated with our response to allegations and other negative information put forward by a hedge fund manager, as further discussed below; $3.5 million of professional fees for the re-audit of our 2010 to 2012 financial statements; higher variable expenses related to sales growth including $15.3 million in higher distributor promotion, event costs, and advertising expense; $19.7 million in higher expenses related to China independent service providers; $6.8 million in higher non-income tax expenses such as value added tax and sales tax and $7.1 million in higher net foreign exchange loss.

The increase in selling, general and administrative expenses for the six months ended June 30, 2013 included $35.8 million in higher salaries, bonuses and benefits; $17.6 million in expenses associated with our response to allegations and other negative information put forward by a hedge fund manager, as further discussed below; $3.5 million of professional fees for the re-audit of our 2010 to 2012 financial statements; higher variable expenses related to sales growth including $27.5 million in higher distributor promotion, event costs, and advertising expense; $25.4 million in higher expenses related to China independent service providers; $11.0 million in higher non-income tax expenses such as value added tax and sales tax and $13.7 million in higher net foreign exchange loss, which included a $15.1 million net foreign exchange loss related to the remeasurement of the Company’s Bolivar denominated monetary assets and liabilities resulting from the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela).

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these recent events. For the three and six months ended June 30, 2013, we recorded approximately $8.1 million and $17.6 million, respectively, of expenses related to this matter, and of which approximately $7.1 million and $15.5 million, respectively, were related to legal and advisory service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

As discussed further in Item 1A, Risk Factors, on April 8, 2013, our former independent registered public accounting firm, KPMG, resigned and has withdrawn their audit opinions for the years ended December 31, 2012, 2011, and 2010. The Company engaged PricewaterhouseCoopers LLP, or PwC, as its new independent registered public accounting firm and is currently undergoing a re-audit of its prior year financial statements. For the three and six months ended June 30, 2013, we recorded approximately $3.5 million in re-audit fees.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in millions)
Interest expense	7.5	4.5	14.3	7.3
Interest income	(2.0)	(1.3)	(3.4)	(2.8)

Net interest expense	$5.5	$3.2	$10.9	$4.5

The increase in net interest expense for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to higher outstanding balances on our Credit Facility discussed below.

Income Taxes

Income taxes were $43.6 million and $88.3 million for the three and six months ended June 30, 2013, as compared to $51.6 million and $96.4 million for the same periods in 2012. The effective income tax rate was 23.4% and 25.2% for the three and six months ended June 30, 2013, as compared to 28.1% and 28.7% for the same periods in 2012. The decrease in the effective tax rate for the three and six months ended June 30, 2013, as compared to the same periods in 2012, was primarily due to an increase of net benefits from discrete events, principally related to favorable tax audit settlements, and the impact of changes in the geographic mix of the Company’s income.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $1.7 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain the Credit Facility, executed on March 9, 2011 and amended on July 26, 2012, which had $194.6 million of undrawn capacity as of June 30, 2013. As discussed further below, on July 26, 2012, we amended the Credit Facility and entered into a $500.0 million term loan with a syndicate of financial institutions which matures in March 2016, or the Term Loan.

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

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2013 and December 31, 2012.

For the six months ended June 30, 2013, we generated $351.5 million of operating cash flow, as compared to $257.4 million for the same period in 2012. The increase in cash generated from operations was primarily due to an increase in operating income of $20.5 million driven by a 17.4% growth in net sales for the six months ended June 30, 2013 as compared to the same period in 2012.

Capital expenditures, including capital leases, for the six months ended June 30, 2013 and 2012 were $56.2 million and $39.9 million, respectively. The majority of these expenditures represented investments in management information systems, initiatives to develop web-based distributor tools, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $165 million to $185 million for the full year of 2013, which includes capital expenditures associated with the Winston-Salem, North Carolina facility that was acquired during December 2012.

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

In July 2012, we used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under our revolving credit facility. We incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Term Loan. On June 30, 2013 and December 31, 2012, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.20% and 1.96%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of June 30, 2013 and December 31, 2012, we were in compliance with the debt covenants under the Credit Facility.

During the three months ended March 31, 2013, we borrowed $513.0 million and paid a total of $25.5 million under the Credit Facility. During the three months ended June 30, 2013, we paid a total of $12.5 million under the Credit Facility. We did not make any borrowings under the Credit Facility during the three months ended June 30, 2013. Our borrowings primarily related to the $162.4 million in repurchases of our common stock during the six months ended June 30, 2013. The remaining outstanding borrowings have generated an increase in our cash and cash equivalents, which provides us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of June 30, 2013 and December 31, 2012, the U.S. dollar amount outstanding under the Credit Facility was $962.5 million and $487.5 million, respectively. Of the $962.5 million U.S. dollar amount outstanding under the Credit Facility as of June 30, 2013, $462.5 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. The $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, related to the Term Loan and there were no amounts outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2013 and December 31, 2012 under the Credit Facility.

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

As discussed further in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, our former independent registered public accounting firm, KPMG, resigned and has withdrawn their audit opinions for the years ended December 31, 2012, 2011 and 2010. Although our Credit Facility is currently not impacted, there is a possibility that this may impact our ability to obtain additional financing, if needed, from additional banks as audited financial statements are generally required in order to obtain additional financing. If we do obtain additional financing, the interest rates on those new borrowings could be higher than expected because of KPMG’s withdrawal of its audit opinions for the last three completed fiscal years. We believe we will have adequate cash flows from operations and continue to have access to our current Credit Facility in order to continue executing our current business objectives. We are assessing our current situation and our recently selected independent registered public accounting firm, PricewaterhouseCoopers LLP, is re-auditing our financial statements for the fiscal years ended December 31, 2012, 2011 and 2010.

Off-Balance Sheet Arrangements

At June 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On February 19, 2013, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on March 19, 2013. On April 29, 2013, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on May 28, 2013.

The aggregate amount of dividends declared and paid during the three months ended June 30, 2013 and 2012 were $30.9 million and $35.1 million, respectively. The aggregate amount of dividends declared and paid during the six months ended June 30, 2013 and 2012 were $61.8 million and $70.3 million, respectively.

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

During the three months ended March 31, 2013, we repurchased approximately 4.0 million of our common shares through open market purchases at an aggregate cost of approximately $162.4 million or an average cost of $40.61 per share. We did not repurchase any common shares in the open market during the three months ended June 30, 2013. As of June 30, 2013, the remaining authorized capacity under our share repurchase program was $787.6 million.

Working Capital and Operating Activities

As of June 30, 2013 and December 31, 2012, we had positive working capital of $711.7 million and $221.7 million, respectively, or an increase of $490.0 million. This increase was primarily related to the increase in our cash and cash equivalents, the increase in our prepaid expenses and other current assets, the decrease in our accrued compensation and the decrease in our income tax payable, partially offset by increases in our accrued expenses and current portion of long-term debt.

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

Venezuela

Currency Restrictions

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval process continue to be delayed and our ability to timely obtain U.S. dollars at the official exchange rate remains uncertain. In recent instances, we have been unsuccessful in obtaining U.S. dollars at the official rate and it remains uncertain whether our current pending applications and future anticipated applications will be approved.

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. We recognized approximately $15.1 million of net foreign exchange losses within our consolidated statement of income during the first quarter of 2013, as a result of remeasuring our Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. The majority of these foreign exchange losses related to the approximately $16.9 million devaluation of Herbalife Venezuela’s Bolivar denominated cash and cash equivalents. In March 2013, the Venezuelan government also announced they will introduce an additional complimentary exchange mechanism known as SICAD. It is currently unknown whether Herbalife Venezuela will be able to access this new exchange mechanism and the Company is currently assessing and monitoring the restrictions and exchange rates relating to this alternative mechanism.

During the six months ended June 30, 2013, we also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the six months ended June 30, 2013, we exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. We did not exchange Bolivars for U.S. dollars using these alternative legal exchange mechanisms during the three months ended June 30, 2013. As of June 30, 2013, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $112.7 million, and included approximately $124.6 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the CADIVI rate. We remeasure our Bolivars at the official published CADIVI rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on our condensed consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that we could ultimately realize. While we continue to monitor the exchange mechanisms and restrictions under CADIVI, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis.

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

We plan to utilize the CADIVI rate to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, SICAD, and other alternative legal exchange mechanisms when they are made available to us. As discussed above, these alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the CADIVI rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the CADIVI rate or using unfavorable alternative legal exchange mechanisms to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 75% less favorable than the current 6.3 CADIVI rate and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of June 30, 2013, our $124.6 million Bolivar denominated cash and cash equivalents as of June 30, 2013 would be reduced by $93.2 million and result in a corresponding foreign exchange loss to our operating profit. This 75% less favorable exchange rate is not necessarily representative of exchange rates which could be available to us for future exchanges, but is used for our sensitivity analysis above as it represents the actual weighted average rate that we received when using alternative exchange mechanisms during the three and six months ended June 30, 2013. If Herbalife Venezuela’s ongoing operations were subject to the 75% less favorable exchange rate, Herbalife Venezuela would operate at a loss and this could have a significant negative impact to our consolidated financial statements. Our ability to access the CADIVI rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Herbalife Venezuela’s net sales represented approximately 4% and 3% of our consolidated net sales for the six months ended June 30, 2013 and 2012, respectively, and its total assets represented approximately 7% of our consolidated total assets as of both June 30, 2013 and December 31, 2012. As of June 30, 2013 and December 31, 2012, the majority of Herbalife Venezuela’s total assets consisted of Bolivar denominated cash and cash equivalents.

See the 2012 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information regarding subsequent events.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of June 30, 2013.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. Our products are manufactured by third party providers and in our Changsha, Hunan, China extraction facility, Suzhou, China facility, and in our Lake Forest, California facility, and then are sold to independent distributors who consume and sell Herbalife products to retail consumers or other distributors. As of June 30, 2013, we sold products in 88 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over the buyback program period of up to 12 months following the original sale. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.2% and 0.3% of product sales for the three and six months ended June 30, 2013, respectively, as compared to 0.3% for both the same periods in 2012.

We adjust our inventories to lower of cost or market. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $25.4 million and $18.0 million to present them at their lower of cost or market in our consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both June 30, 2013 and December 31, 2012, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2013 and 2012.

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

We account for foreign currency transactions in accordance with ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to the volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our condensed consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2013 and December 31, 2012, the aggregate notional amounts of these contracts outstanding were approximately $259.5 million and $256.9 million, respectively. At June 30, 2013, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of June 30, 2013, we recorded assets at fair value of $3.5 million and liabilities at fair value of $1.9 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, we recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2013 and December 31, 2012.

As of both June 30, 2013 and December 31, 2012, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month. There were no foreign currency option contracts outstanding as of June 30, 2013 and December 31, 2012.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At June 30, 2013
Buy Chinese yuan sell U.S. dollar	6.20	$1.4	—
Buy Euro sell Argentine peso	8.70	$5.3	$(0.4)
Buy Euro sell Australian dollar	1.43	$2.7	—
Buy Euro sell Chilean peso	681.40	$1.3	—
Buy Euro sell Indonesian rupiah	13,690.00	$2.1	$(0.1)
Buy Euro sell Mexican peso	17.27	$154.5	$(2.0)
Buy Euro sell Philippine peso	58.05	$1.4	—
Buy Euro sell Romanian leu	4.52	$1.8	—
Buy Euro sell U.S. dollar	1.31	$133.4	$(1.1)
Buy British pound sell Euro	0.85	$2.3	—
Buy Japanese yen sell U.S. dollar	97.41	$6.2	$(0.1)
Buy Malaysian ringgit sell U.S. dollar	3.21	$5.4	—
Buy Peruvian nuevo sol sell U.S. dollar	2.79	$1.4	—
Buy U.S. dollar sell Brazilian real	2.08	$5.1	$0.4
Buy U.S. dollar sell Colombian peso	1,956.70	$5.1	$(0.1)
Buy U.S. dollar sell Euro	1.32	$147.6	$1.5
Buy U.S. dollar sell South Korean won	1,141.09	$35.8	$0.5
Buy U.S. dollar sell Philippine peso	44.07	$1.0	—
Buy U.S. dollar sell South African rand	10.30	$0.9	—

Total forward contracts		$514.7	$(1.4)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2013 and December 31, 2012, the total amount of our foreign subsidiary cash and cash equivalents was $455.3 million and $321.3 million, respectively, of which $17.2 million and $6.9 million was invested in U.S. dollars as of June 30, 2013 and December 31, 2012, respectively. At June 30, 2013 and December 31, 2012, the total amount of cash and cash equivalents held by U.S. entities was $394.4 million and $12.2 million, respectively.

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

Interest Rate Risk

As of June 30, 2013, the aggregate annual maturities of the Credit Facility were expected to be $31.3 million for 2013, $81.2 million for 2014, $100.0 million for 2015, and $750.0 million for 2016. The fair value of the outstanding borrowings on our revolving credit facility and Term Loan approximated their carrying values of $962.5 million as of June 30, 2013. The fair value of the outstanding borrowings on our revolving credit facility and Term Loan approximated their carrying values of $487.5 million as of December 31, 2012. The Credit Facility bears a variable interest rate, and on June 30, 2013 and December 31, 2012, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 2.20% and 1.96%, respectively.

During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provide for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements expired in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on our term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on the replacement debt. Our term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the Credit Facility as discussed further in Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements. As of June 30, 2013, our swaps remained effective and continued to be designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the Credit Facility at LIBOR plus 1.50% to 2.50%, fixing our weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2013 and December 31, 2012. Consequently, all changes in the fair value of the derivatives are deferred and recorded in other comprehensive income (loss) until the related forecasted transactions are recognized in the condensed consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At June 30, 2013 and December 31, 2012, we recorded the interest rate swaps as liabilities at their fair value of $0.2 million and $2.0 million, respectively.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and notwithstanding the error disclosed in Note 2, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•

the resignation of our former independent registered public accounting firm, its withdrawal of its audit reports with respect to certain of our historical financial statements, and any difficulties PricewaterhouseCoopers LLP, our successor accounting firm encounters in the re-audits of such relevant historical financial statements or any material modifications to such historical financial statements PricewaterhouseCoopers LLP believes should be made as a result of such re-audits;

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

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;

•	uncertainties relating to the interpretation, enforcement or amendment of legislation in India governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our distributors;

•	product liability claims;

•	whether we will purchase any of our shares in the open markets or otherwise; and

•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

Item 1A. Risk Factors

The resignation of our former independent registered public accounting firm, its withdrawal of its audit reports with respect to certain of our historical financial statements, any modifications to such historical financial statements our successor accounting firm believes should be made as a result of the re-audit thereof, any difficulties we or our successor accounting firm encounter moving forward and the costs related to the foregoing, may have a material adverse effect on us.

On April 8, 2013, KPMG notified us that KPMG was resigning, effective immediately, as our independent accountant. KPMG stated it had concluded it was not independent because of alleged insider trading in our securities by one of KPMG’s former partners who, until April 5, 2013, was the KPMG engagement partner on our audit. KPMG advised us it resigned as our independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s alleged unlawful activities and not for any reason related to our financial statements, our accounting practices, the integrity of our management or for any other reason. As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation, KPMG notified us that it had no option but to withdraw its audit reports regarding our financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2010, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. Our Audit Committee and management continue to believe that our financial statements covering the referenced periods, notwithstanding the revisions discussed in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q under the heading Revision of Prior Period Financial Statements, fairly present, in all material respects, our financial condition and results of operations as of the end of and for the referenced periods and may continue to be relied upon and that our internal control over financial reporting was effective during these periods. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements for information on these matters.

The Audit Committee has conducted a search for KPMG’s successor and, on May 21, 2013 engaged PricewaterhouseCoopers LLP, or PwC, as the Company’s new independent registered accounting firm. As a result of the engagement of PwC, we, members of management and our Audit Committee will be required to expend significant time, resources and capital in connection with the requisite re-audits, helping familiarize PwC and its personnel with our business and operations and other related matters.

As a result of KPMG’s resignation, we have suffered and will continue to suffer a number of difficulties in respect of our SEC filings and other matters. Both this Quarterly Report on Form 10-Q and the Quarterly Report on Form 10-Q for the first quarter of 2013, filed with the SEC on April 29, 2013, are technically considered deficient and we are no longer considered to be technically timely or current in our Exchange Act filings because the unaudited interim financial information presented herein and therein has not been reviewed by an independent registered accounting firm in accordance with Accounting Standards Board Statement on Accounting Standards 100, or SAS 100, as required by SEC rules. In addition, the absence of the SAS 100 reviews and KPMG’s withdrawal of its previous audit reports required us to suspend the effectiveness of our registration statements on Form S-8 related to our equity incentive plans and our employee stock purchase plan. The combination of these issues also renders us ineligible for the time being to use both shelf registration and “short-form” registration that allows us to incorporate our prior filings by reference. We will not be able to file in a timely manner Quarterly Reports on Form 10-Q with the SEC that contain financial statements that have been reviewed by, or Annual Reports on Form 10-K that contain financial statements that have been audited by, an independent registered public accounting firm until PwC completes its re-audits and its SAS 100 reviews of the applicable periods. If we are unable to do so, among other things, we will continue to be untimely in our filings under the Exchange Act and our ability to access the capital markets will be significantly limited. In addition, if PwC is unable to timely complete the re-audits of our historical financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 as well as the audit of fiscal 2013, or if PwC believes that modifications should be made to our historical financial statements as a result of the re-audits thereof, we may encounter additional issues. The failure to deliver audited financial statements after 2013 year end could constitute an event of default under our Credit Facility and may lead the New York Stock Exchange to commence delisting procedures with respect to our common shares. While we do not believe these events will come to pass, there can be no assurances at this time.

To date we have incurred significant costs as a result of KPMG’s resignation in the form of legal and similar professional fees, in addition to the substantial diversion of the time and attention of our officers, directors and members of our accounting department. We have also seen added volatility in the trading price of our common shares. We expect to continue to suffer these additional costs, distractions and other issues, and we expect to continue to see greater volatility in the price of our common shares, until PwC has completed its re-audits of our financial statements for the fiscal years ended December 31, 2010, 2011 and 2012, its review of the three months ended March 31, 2013, the three and six months ended June 30, 2013, and any subsequent periods.

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

We distribute our products exclusively to and through approximately 3.4 million independent distributors, including 0.2 million in China, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our distributors. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of distributors. The loss of a significant number of distributors for any reason could negatively impact sales of our products and could impair our ability to attract new distributors. In our efforts to attract and retain distributors, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing distributors and attract new distributors.

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

We estimate that, of our approximately 3.4 million independent distributors, we had approximately 550,000 sales leaders as of June 30, 2013. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment and therefore the conditions for possible penalty payments have not been fulfilled. The Company believes the trial court’s judgment is flawed legally and factually and on March 8, 2012 filed an appeal of the judgment with the Court of Appeal of Brussels. A preliminary hearing was held on April 2, 2012 setting a briefing schedule. Since then Test Aankoop filed its reply on July 6, 2012 and Herbalife’s response was filed on September 28, 2012. Test Aankoop filed its final brief on February 12, 2013. The date for the oral hearing before the Court of Appeals of Brussels has been set for November 4, 2013. We believe that we have a meritorious basis to appeal this judgment. Nonetheless, the Company has implemented various relatively minor clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. Additionally, Herbalife has been named as a defendant in a purported class action lawsuit filed April 8, 2013 in the U.S. District Court for the Central District of California (Bostick v. Herbalife International of America, Inc., et al) challenging the legality of our network marketing program under various state and federal laws. We believe the suit is without merit and plan to defend the suit vigorously.

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

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government and its foreign exchange commission, CADIVI. The application and approval processes have been intermittently delayed and the timing and ability to obtain U.S. dollars at the official exchange rates remains uncertain. In certain instances, we have made appropriate applications through CADIVI for approval to obtain U.S. dollars so that Herbalife Venezuela can pay for imported products and an annual dividend, at the official exchange rate. In recent instances we have been unsuccessful in obtaining U.S. dollars at the official rate and it remains uncertain whether our current pending applications and future anticipated applications will be approved. As an alternative exchange mechanism, in prior years, we have also participated in certain bond offerings from the Venezuelan government and from Petróleos de Venezuela, S.A. or PDVSA, a Venezuelan state-owned petroleum company, where we effectively purchased bonds with our Bolivars and then sold the bonds for U.S. dollars. In other instances, we have also used other alternative legal exchange mechanisms for currency exchanges, such as the legal parallel market mechanism which was discontinued in May 2010.

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

In February 2013, the Venezuela government announced it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. We recognized approximately $15.1 million of net foreign exchange losses within our condensed consolidated statements of income during the first quarter of 2013, as result of remeasuring our Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on the Bolivar devaluation.

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms which are significantly less favorable than the official rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations which could cause our cash and cash equivalents to decrease. If any of these events were to occur it could result in a significant negative impact to our consolidated earnings. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our 2012 Annual Report on Form 10-K, for a further discussion on Venezuela.

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

The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and certain of our top selling products which are produced in our manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of its existing manufacturing facilities, and add additional facilities, to produce additional products for our North America and international markets. In December of 2012 we purchased a facility in Winston-Salem, North Carolina and are in the process of refurbishing this facility to become our largest finished goods manufacturing facility. We expect this facility to become operational in June 2014. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations and while efforts are being made to ensure a smooth transition we cannot assure you that the transition from our third party contract manufacturers to this new Herbalife facility will not result in possible inventory shortages. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $89 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, we commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by us in April 2012. The response challenged the assertions that we made in our August 2011 filing. Litigation in this case is currently ongoing.

The Mexican Tax Administration Service commenced audits of our Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, we received an assessment of approximately $23 million, translated at the period ended spot rate, related to that period. On July 11, 2013 the Company filed an administrative appeal disputing the assessment.

The Mexican Tax Administration Service audited our Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

We have not recognized a loss with respect to any of these Mexican matters as we, based on our analysis and guidance from our advisors, do not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if the assessment was re-issued or any additional assessments were to be issued for these or other periods. We believe that we have meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued. Any adverse outcomes in these matters could have a material impact on our financial condition and operating results.

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

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. Following this public announcement in December 2012, our stock price dropped significantly. Our stock price has continued to exhibit heightened volatility and the short interest in our common shares continues to remain high. Short sellers expect to make a profit if our common shares decline in value, and their actions and their public statements may cause further volatility in our share price. While a number of traders have publicly announced that they have taken long positions contrary to the hedge fund shorting our shares, the existence of such a significant short interest position and the related publicity may lead to continued volatility. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. We did not repurchase any common shares in the open market during the three months ended June 30, 2013. As of June 30, 2013, the remaining authorized capacity under the Company’s share repurchase program was approximately $787.6 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1	Form of Share Certificate	(d)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

Exhibit Number	Description	Reference

10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(j)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(j)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(n)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(q)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(q)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(s)

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(s)

Exhibit Number	Description	Reference

10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(i)

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(l)

10.46#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(k)

10.47#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(l)

10.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)

10.49#	Amended and Restated Non-Management Directors Compensation Plan	(j)

10.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(j)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(m)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(m)

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(n)

10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q)

10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(o)

10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(p)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(q)

10.58	Support Agreement, dated February 28, 2013, by and between Carl C. Icahn, Herbalife Ltd., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., and Icahn Enterprises G.P. Inc.	(r)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

Exhibit Number	Description	Reference

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(h)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(i)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(k)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(o)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(q)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(r)	Previously filed on March 1, 2013 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(s)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: July 29, 2013