Form 10-Q
period 2013-09-30
HERBALIFE LTD.
filed 2013-10-28
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of registrant’s common shares outstanding as of October 23, 2013 was 101,268,818.

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

On May 21, 2013, the Audit Committee of the Company’s Board of Directors engaged PricewaterhouseCoopers LLP, or PwC, to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for its fiscal year ending December 31, 2013 and to re-audit the Company’s financial statements for the fiscal years ended December 31, 2012, 2011 and 2010. PwC has also been engaged to review the Company’s interim financial information for the three months ended March 31, 2013, the three and six months ended June 30, 2013, and the three and nine months ended September 30, 2013.

The Chief Executive Officer and Chief Financial Officer believe, to the best of their knowledge, that the unaudited interim financial information presented herein accurately portrays the financial condition and results of the Company. To that end, they have provided the certifications under Section 302 of the Sarbanes-Oxley Act of 2002, or SOX. The SOX Section 906 certification is omitted from this filing only because, as a result of KPMG’s former partner’s actions as described above, the unaudited interim financial information presented herein has not been reviewed by an independent registered public accountant under Statement of Auditing Standards 100, or SAS 100. The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before the Company’s officers can make a SOX Section 906 certification, PwC must complete its review of the unaudited interim financial information presented herein under SAS 100, as required by SEC rules. Once PwC completes its re-audit of the Company’s financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and completes its SAS 100 review of this unaudited interim financial information and the unaudited financial information for applicable prior periods, the Company will file an amendment to this report with the SOX Section 906 certification as soon as practicable.

See Note 2, Significant Accounting Policies, for information on the matters discussed above.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited and Unreviewed)

	September 30, 2013	December 31, 2012
	(In thousands, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$892,548	$333,534
Receivables, net of allowance for doubtful accounts of $1,769 (2013) and $2,273 (2012)	109,830	116,139
Inventories	347,735	339,411
Prepaid expenses and other current assets	174,840	145,624
Deferred income taxes	53,880	49,339

Total current assets	1,578,833	984,047

Property, at cost, net of accumulated depreciation and amortization of $309,372 (2013) and $255,862 (2012)	267,850	242,886
Deferred compensation plan assets	25,843	24,267
Deferred financing costs, net	5,528	7,462
Other assets	49,006	48,805
Marketing related intangibles and other intangible assets, net	310,897	311,186
Goodwill	105,490	105,490

Total assets	$2,343,447	$1,724,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,989	$75,209
Royalty overrides	252,677	243,351
Accrued compensation	99,765	95,220
Accrued expenses	241,359	181,523
Current portion of long-term debt	75,061	56,302
Advance sales deposits	73,618	49,432
Income taxes payable	42,494	61,325

Total current liabilities	867,963	762,362

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	875,018	431,305
Deferred compensation plan liability	35,049	29,454
Deferred income taxes	64,500	62,982
Other non-current liabilities	45,326	42,557

Total liabilities	1,887,856	1,328,660

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 101.3 million (2013) and 106.9 million (2012) shares outstanding	101	107
Paid-in-capital in excess of par value	304,638	303,975
Accumulated other comprehensive loss	(27,371)	(31,695)
Retained earnings	178,223	123,096

Total shareholders’ equity	455,591	395,483

Total liabilities and shareholders’ equity	$2,343,447	$1,724,143

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited and Unreviewed)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands, except per share amounts)
Product sales	$1,062,962	$869,542	$3,069,581	$2,574,256
Shipping & handling revenues	150,581	147,345	486,848	438,754

Net sales	1,213,543	1,016,887	3,556,429	3,013,010
Cost of sales	238,415	201,597	711,616	601,478

Gross profit	975,128	815,290	2,844,813	2,411,532
Royalty overrides	373,241	330,247	1,116,821	982,975
Selling, general & administrative expenses	409,747	324,200	1,174,574	926,903

Operating income	192,140	160,843	553,418	501,654
Interest expense, net	4,726	3,546	15,658	8,088

Income before income taxes	187,414	157,297	537,760	493,566
Income taxes	45,464	45,424	133,775	141,811

NET INCOME	$141,950	$111,873	$403,985	$351,755

Earnings per share:
Basic	$1.39	$1.03	$3.92	$3.09
Diluted	$1.32	$0.98	$3.75	$2.95
Weighted average shares outstanding:
Basic	102,200	108,816	103,096	113,838
Diluted	107,777	113,646	107,759	119,376
Dividends declared per share	$0.30	$0.30	$0.90	$0.90

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited and Unreviewed)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In thousands)
Net income	$141,950	$111,873	$403,985	$351,755
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $(1,799) and $579 for the three months ended September 30, 2013 and 2012, respectively, and $(3,610) and $(1,493) for the nine months ended September 30, 2013 and 2012, respectively	15,025	9,113	(2,906)	5,189
Unrealized gain (loss) on derivatives, net of income taxes of $(214) and $(1,038) for the three months ended September 30, 2013 and 2012, respectively, and $1,490 and $(1,377) for the nine months ended September 30, 2013 and 2012, respectively	1,887	(2,811)	7,230	(4,005)

Total other comprehensive income (loss)	16,912	6,302	4,324	1,184

Total comprehensive income (loss)	$158,862	$118,175	$408,309	$352,939

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and Unreviewed)

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$403,985	$351,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,207	55,402
Deficiency in (Excess) tax benefits from share-based payment arrangements	2,586	(28,073)
Share-based compensation expenses	21,882	20,850
Amortization of deferred financing costs	1,937	1,135
Deferred income taxes	(7,532)	(8,249)
Unrealized foreign exchange transaction (gain) loss	585	(3,529)
Foreign exchange loss from Venezuela currency devaluation	15,116	—
Other	1,661	172
Changes in operating assets and liabilities:
Receivables	1,624	(26,444)
Inventories	(19,775)	(58,705)
Prepaid expenses and other current assets	(15,330)	(7,977)
Other assets	(678)	(3,098)
Accounts payable	8,569	22,674
Royalty overrides	13,959	22,432
Accrued expenses and accrued compensation	65,868	20,028
Advance sales deposits	27,038	7,384
Income taxes	(13,313)	29,118
Deferred compensation plan liability	5,595	5,015

NET CASH PROVIDED BY OPERATING ACTIVITIES	576,984	399,890

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(91,782)	(59,229)
Proceeds from sale of property, plant and equipment	121	243
Deferred compensation plan assets	—	(3,466)

NET CASH USED IN INVESTING ACTIVITIES	(91,661)	(62,452)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(92,651)	(102,687)
Borrowings from long-term debt	763,232	1,387,557
Principal payments on long-term debt	(300,733)	(1,090,748)
Deferred financing costs	—	(4,460)
Share repurchases	(275,821)	(506,331)
(Deficiency in) Excess tax benefits from share-based payment arrangements	(2,586)	28,073
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	975	10,819

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	92,416	(277,777)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,725)	3,286

NET CHANGE IN CASH AND CASH EQUIVALENTS	559,014	62,947
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333,534	258,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$892,548	$321,722

CASH PAID DURING THE PERIOD
Interest paid	$18,005	$10,263

Income taxes paid	$163,843	$123,063

See the accompanying notes to unaudited and unreviewed condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited and Unreviewed)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of September 30, 2013, the Company sold its products to and through a network of 3.6 million independent distributors, which included 0.2 million in China. In China, the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited and unreviewed interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2012 was derived from the previously audited financial statements at that date subject to revisions as discussed below, where, as previously disclosed, the Company’s former independent registered public accounting firm’s audit opinions have now been withdrawn, and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited and unreviewed condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited and unreviewed condensed consolidated financial statements as of September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012. These unaudited and unreviewed condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, or the 2012 10-K. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an independent registered public accounting firm as the Company’s former independent registered public accounting firm resigned on April 8, 2013. See the Explanatory Note to this Quarterly Report on Form 10-Q for a further description. As a result, this Quarterly Report on Form 10-Q is considered deficient and the Company continues not to be timely or current in its filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act. While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented herein fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. Except for the absence of this review of the unaudited interim financial information discussed above and the omission of the SOX 906 certification discussed in greater detail in the Explanatory Note, this Quarterly Report on Form 10-Q fully complies with the requirements of the Exchange Act and the Company believes it is prudent to file this Report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties. Once PwC completes its re-audit of the Company’s financial statements for the fiscal years ended December 31, 2012, 2011 and 2010, and completes its SAS 100 review of this unaudited interim financial information and the unaudited financial information for applicable prior periods, the Company will file an amendment to this Quarterly Report on Form 10-Q as soon as practicable.

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

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2013, in connection with preparing the unaudited and unreviewed interim financial information presented in the Quarterly Report on Form 10-Q for that period, prior period errors were identified which affected the interim period ended June 30, 2013, and the annual periods ended December 31, 2012, 2011 and 2010, including the applicable interim periods. These income tax errors primarily relate to income tax expenses calculated on intercompany inventory transactions and the Company’s application of ASC 740-10-25-3(e) and ASC 810-10-45-8. As a result of its misapplication of these accounting standards, the Company’s income tax expenses and net income within its consolidated statement of income were misstated. There were also certain amounts within the Company’s other consolidated financial statements that were misstated. The Company has reflected the correction of these identified prior period errors in the periods in which they originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. If the entire correction was recorded in the second quarter of 2013, it was expected that the cumulative amount would not be material for the fiscal year ending December 31, 2013. As such, this cumulative amount could have been recorded as an out of period adjustment during the second quarter of 2013. However, because the Company will be amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 due to its predecessor auditors withdrawing their opinions, and will be amending its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013, and September 30, 2013, and any other Quarterly Reports on Form 10-Q that are deficient due to the absence of a SAS 100 review, the Company decided to revise its applicable prior period financial statements so that the financial statements included therein and herein do not include these income tax errors. The Company believes this approach is more beneficial to investors due to the Company’s unusual facts and circumstances surrounding its predecessor auditors resigning and withdrawing their audit opinions and the Company being required to file future amendments to its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q referenced above. As such, the revisions for these corrections are and will be reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information. The Company has also provided, within this Note, the financial statement items that were impacted and included within its prior period consolidated balance sheets and full year prior period consolidated statements of income so this financial information is presented timely to the Company’s shareholders and other interested parties.

The effects of these prior period errors in the condensed consolidated financial statements are as follows:

Condensed Consolidated Balance Sheets

	December 31, 2012		December 31, 2011
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Prepaid expenses and other current assets	$125,425	$145,624	$117,073	$134,605
Deferred income taxes	$49,339	$49,339	$55,615	$54,949
Total current assets	$963,848	$984,047	$768,819	$785,685
Total assets	$1,703,944	$1,724,143	$1,446,209	$1,463,075
Income taxes payable	$15,854	$61,325	$31,415	$62,283
Total current liabilities	$716,891	$762,362	$548,689	$579,557
Deferred income taxes	$62,982	$62,982	$72,348	$70,390
Total liabilities	$1,283,189	$1,328,660	$886,021	$914,931
Retained earnings	$148,368	$123,096	$305,931	$293,887
Total shareholders’ equity	$420,755	$395,483	$560,188	$548,144
Total liabilities and shareholders’ equity	$1,703,944	$1,724,143	$1,446,209	$1,463,075

Condensed Consolidated Statements of Income

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$39,518	$45,424	$134,257	$141,811
Net Income	$117,779	$111,873	$359,309	$351,755
Basic earnings per share	$1.08	$1.03	$3.16	$3.09
Diluted earnings per share	$1.04	$0.98	$3.01	$2.95

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$173,716	$186,944	$147,201	$144,820	$80,880	$87,212
Net Income	$477,190	$463,962	$412,578	$414,959	$299,215	$292,883
Basic earnings per share	$4.25	$4.13	$3.51	$3.53	$2.51	$2.46
Diluted earnings per share	$4.05	$3.94	$3.30	$3.32	$2.37	$2.32

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands)
Net Income	$117,779	$111,873	$359,309	$351,755
Total comprehensive income	$124,081	$118,175	$360,493	$352,939

Condensed Consolidated Statement of Cash Flows

	Nine Months Ended September 30, 2012
	As Previously Reported	As Adjusted
	(In thousands)
Net Income	$359,309	$351,755
Deferred income taxes	$(9,246)	$(8,249)
Income taxes	$22,561	$29,118

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

During the nine months ended September 30, 2013, the Company also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the nine months ended September 30, 2013, the Company exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. The Company did not exchange Bolivars for U.S. dollars using these alternative legal exchange mechanisms during the three months ended June 30, 2013 or the three months ended September 30, 2013. As of September 30, 2013, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $146.7 million, and included approximately $150.1 million in Bolivar denominated cash and cash equivalents. These Bolivar denominated assets and liabilities were remeasured at the CADIVI rate. The Company remeasures its Bolivars at the official published CADIVI rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions under CADIVI, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Herbalife Venezuela’s net sales represented approximately 5% and 3% of the Company’s consolidated net sales for the nine months ended September 30, 2013 and 2012, respectively, and its total assets represented approximately 9% and 7% of the Company’s consolidated total assets as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

See the Company’s 2012 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market. The following are the major classes of inventory:

	September 30, 2013	December 31, 2012
	(In millions)
Raw materials	$24.3	$19.6
Work in process	1.8	1.9
Finished goods	321.6	317.9

Total	$347.7	$339.4

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Borrowings under the senior secured credit facility	$950.0	$487.5
Capital leases	0.1	0.1

Total	950.1	487.6
Less: current portion	75.1	56.3

Long-term portion	$875.0	$431.3

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

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Term Loan. On September 30, 2013 and December 31, 2012, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.18% and 1.96%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2013 and December 31, 2012, the Company was compliant with its debt covenants under the Credit Facility. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of September 30, 2013, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

During the three months ended March 31, 2013, the Company borrowed an aggregate amount of $513.0 million and paid a total amount of $25.5 million under the Credit Facility. During the three months ended June 30, 2013, the Company paid a total amount of $12.5 million and did not make any borrowings under the Credit Facility. During the three months ended September 30, 2013, the Company borrowed an aggregate amount of $250.0 million and paid a total amount of $262.5 million under the Credit Facility. As of September 30, 2013 and December 31, 2012, the U.S. dollar amount outstanding under the Credit Facility was $950.0 million and $487.5 million, respectively. Of the $950.0 million U.S. dollar amount outstanding under the Credit Facility as of September 30, 2013, $450.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, $487.5 million was outstanding on the Term Loan and no amounts were outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of September 30, 2013 and December 31, 2012 under the Credit Facility.

As of September 30, 2013, the aggregate annual maturities of the Credit Facility were expected to be $18.8 million for remainder of 2013, $81.2 million for 2014, $100.0 million for 2015, and $750.0 million for 2016.

Interest expense was $6.7 million and $5.0 million for the three months ended September 30, 2013 and 2012, respectively, and $21.1 million and $12.4 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $87 million, translated at the period ended spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing. Litigation in this case is currently ongoing.

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

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $22 million, translated at the period ended spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $7.2 million U.S. dollars, translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian distributors from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter was originally scheduled for October 23, 2012 but it has been postponed and is rescheduled for June 26, 2014. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

As of September 30, 2013, the Company sold products in 88 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$223.6	$202.9	$681.5	$625.5
Mexico	141.2	127.5	419.8	364.0
South Korea	111.5	109.3	333.5	314.9
Others	600.5	499.8	1,798.3	1,497.2

Total Primary Reporting Segment	1,076.8	939.5	3,233.1	2,801.6
China	136.7	77.4	323.3	211.4

Total Net Sales	$1,213.5	$1,016.9	$3,556.4	$3,013.0

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$90.7	$91.0	$284.9	$280.0
Mexico	65.1	54.9	187.7	147.8
South Korea	57.8	53.9	169.4	150.9
Others	265.7	215.5	797.2	659.6

Total Primary Reporting Segment	479.3	415.3	1,439.2	1,238.3
China	122.6	69.7	288.9	190.3

Total Contribution Margin	$601.9	$485.0	$1,728.1	$1,428.6

Selling, general and administrative expenses(2)	409.7	324.2	1,174.6	926.9
Interest expense, net	4.7	3.5	15.7	8.1

Income before income taxes	187.5	157.3	537.8	493.6
Income taxes	45.5	45.4	133.8	141.8

Net Income	$142.0	$111.9	$404.0	$351.8

Net sales by product line:
Weight Management	$772.9	$635.9	$2,262.7	$1,884.5
Targeted Nutrition	280.7	237.4	815.1	703.3
Energy, Sports and Fitness	65.5	54.8	188.9	155.4
Outer Nutrition	36.4	34.2	112.4	108.6
Literature, promotional and other(3)	58.0	54.6	177.3	161.2

Total Net Sales	$1,213.5	$1,016.9	$3,556.4	$3,013.0

Net sales by geographic region:
North America	$228.7	$208.8	$697.6	$644.2
Mexico	141.2	127.5	419.8	364.0
South and Central America	241.2	167.5	683.1	485.6
EMEA	181.7	147.5	537.6	463.1
Asia Pacific	284.0	288.2	895.0	844.7
China	136.7	77.4	323.3	211.4

Total Net Sales	$1,213.5	$1,016.9	$3,556.4	$3,013.0

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $61.0 million and $34.4 million for the three months ended September 30, 2013 and 2012, respectively, and totaling $145.7 million and $93.7 million for the nine months ended September 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of September 30, 2013 and December 31, 2012, total assets for the Company’s Primary Reporting Segment were $2,145.6 million and $1,607.2 million, respectively. Total assets for the China segment were $197.8 million and $116.9 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million for both periods. Goodwill allocated to the China segment was $3.1 million as of September 30, 2013 and December 31, 2012.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2012 10-K. During the nine months ended September 30, 2013, the Company granted stock awards subject to continued service, consisting of stock appreciation rights, or SARs, and stock units with vesting terms fully described in the 2012 10-K. There were no stock options granted during the nine months ended September 30, 2013.

For the three months ended September 30, 2013 and 2012, share-based compensation expense amounted to $6.6 million and $8.4 million, respectively. For the nine months ended September 30, 2013 and 2012, share-based compensation expense amounted to $21.9 million and $20.8 million, respectively. As of September 30, 2013, the total unrecognized compensation cost related to all non-vested stock awards was $30.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.1 years.

The following tables summarize the activity under all share-based compensation plans for the nine months ended September 30, 2013:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2012(2)(3)	11,333	$28.62	5.9 years	$119.1
Granted	85	$35.46
Exercised	(10)	$9.07
Forfeited	(28)	$44.23

Outstanding at September 30, 2013(2)(3)	11,380	$28.65	5.1 years	$467.9

Exercisable at September 30, 2013(2)	7,590	$20.82	4.1 years	$371.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 1.5 million market condition SARs.
(3)	Includes 0.9 million market and performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2013 and 2012 was $0 and $16.54, respectively. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2013 and 2012 was $11.85 and $15.35, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended September 30, 2013 and 2012 was $0.1 million and $2.3 million, respectively. The total intrinsic value of stock options and SARs exercised during the nine months ended September 30, 2013 and 2012 was $0.3 million and $96.6 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and non-vested December 31, 2012	321.6	$11.70
Granted	7.6	$35.63
Vested	(193.5)	$13.84
Forfeited	(0.2)	$53.60

Outstanding and non-vested at September 30, 2013	135.5	$9.91

The total vesting date fair value of stock units which vested during the three months ended September 30, 2013 and 2012, was $0.4 million and $1.1 million, respectively. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2013 and 2012, was $7.2 million and $24.1 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of September 30, 2013 and December 31, 2012, the Company had $29.1 million and $25.9 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $45.5 million and $133.8 million for the three and nine months ended September 30, 2013, as compared to $45.4 million and $141.8 million for the same periods in 2012. The effective income tax rate was 24.3% and 24.9% for the three and nine months ended September 30, 2013, as compared to 28.9% and 28.7% for the same periods in 2012. The decrease in the effective tax rate for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to an increase of net benefits from discrete events, principally related to the expiration of statute of limitations related to certain tax contingencies and tax planning items related to certain income tax return filings, partially offset by the impact of changes in the geographic mix of the Company’s income.

As of September 30, 2013, the total amount of unrecognized tax benefits, including related interest and penalties was $33.1 million. If the total amount of unrecognized tax benefits was recognized, $26.3 million of unrecognized tax benefits, $3.4 million of interest and $0.8 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $9.8 million within the next twelve months. Of this possible decrease, $6.8 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.0 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company previously engaged in an interest rate hedging strategy for which the hedged transactions were the forecasted interest payments on the Credit Facility. The hedged risk was the variability of forecasted interest rate cash flows, where the hedging strategy involved the purchase of interest rate swaps. These interest rate swaps expired in July 2013 and the Company has not entered into new interest swap arrangements as of September 30, 2013.

During August 2009, the Company entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provided for the Company to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. As discussed above, these agreements expired in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on the Company’s term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on the replacement debt. The Company’s term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the Credit Facility as discussed further in Note 4, Long-Term Debt. Until their expiration in July 2013, the Company’s swaps were effective and were designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the Credit Facility at LIBOR plus 1.50% to 2.50%, fixing the Company’s weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective until their expiration in July 2013 and as of December 31, 2012. Consequently, all changes in the fair value of the derivatives were deferred and recorded in other comprehensive income (loss) until the related forecasted transactions were recognized in the condensed consolidated statements of income. The fair value of the interest rate swap agreements were based on third-party quotes. At December 31, 2012, the Company recorded the interest rate swaps as liabilities at their fair value of $2.0 million. No amount was recorded as of September 30, 2013 because the interest rate swaps had expired.

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

As of September 30, 2013 and December 31, 2012, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $243.2 million and $256.9 million, respectively. At September 30, 2013, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of September 30, 2013, the Company recorded assets at fair value of $5.6 million and liabilities at fair value of $4.2 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2013 and December 31, 2012.

As of both September 30, 2013 and December 31, 2012, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month. There were no foreign currency option contracts outstanding as of September 30, 2013 and December 31, 2012. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in this Quarterly Report on Form 10-Q for foreign currency instruments outstanding as of September 30, 2013, where the Company had aggregate notional amounts of approximately $630.6 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2013 and 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.2	$(2.8)	$3.2	$(3.0)
Interest rate swaps	—	$(0.2)	—	$(0.6)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2013 and 2012:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(1.4)	$(0.7)	$(4.0)	$(0.6)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$8.8	$(0.8)	$3.6	$(11.6)

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2013 and 2012:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$(1.1)	$0.2	$(3.2)	$0.4
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$(0.2)	$1.5	$(0.3)	$4.0
Interest rate swaps	Interest expense, net	$(0.2)	$(0.9)	$(2.0)	$(2.7)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of September 30, 2013 and December 31, 2012.

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

On February 19, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on March 19, 2013. On April 29, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on May 28, 2013. On July 29, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.8 million that was paid to shareholders on August 27, 2013.

The aggregate amounts of dividends declared and paid during the three months ended September 30, 2013 and 2012 were $30.8 million and $32.4 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2013 and 2012 were $92.6 million and $102.7 million, respectively.

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

During the three months ended March 31, 2013, the Company repurchased approximately 4.0 million of its common shares through open market purchases at an aggregate cost of approximately $162.4 million or an average cost of $40.61 per share. The Company did not repurchase any common shares in the open market during the three months ended June 30, 2013. During the three months ended September 30, 2013, the Company repurchased approximately 1.7 million of its common shares through open market purchases at an aggregate cost of approximately $110.0 million or an average cost of $63.85 per share. As of September 30, 2013, the remaining authorized capacity under the Company’s share repurchase program was $677.6 million.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Nine Months Ended September 30, 2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(In millions)
Beginning Balance	$(28.8)	$(2.9)	$(31.7)

Other comprehensive income (loss) before reclassifications, net of tax	(2.9)	2.5	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	4.7	4.7

Total other comprehensive income (loss), net of reclassifications	(2.9)	7.2	4.3

Ending balance	$(31.7)	$4.3	$(27.4)

(1)	See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three and nine months ended September 30, 2013.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $3.6 million and tax expense of $0.7 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the nine months ended September 30, 2013. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $0.8 million for unrealized gain (loss) on derivatives for the nine months ended September 30, 2013.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Weighted average shares used in basic computations	102,200	108,816	103,096	113,838
Dilutive effect of exercise of equity grants outstanding	5,577	4,830	4,663	5,485
Dilutive effect of warrants	—	—	—	53

Weighted average shares used in diluted computations	107,777	113,646	107,759	119,376

There were an aggregate of 0.9 million and 3.6 million of equity grants that were outstanding during the three and nine months ended September 30, 2013, respectively, and an aggregate of 4.0 million and 2.6 million of equity grants that were outstanding during the three and nine months ended September 30, 2012, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the market condition for the award has not been satisfied.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. Assets or liabilities that have recurring measurements and are measured at fair value consisted of Level 2 derivatives and are shown below at their gross values at September 30, 2013, and December 31, 2012:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at September 30, 2013	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2012
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$5.6	$0.5
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$4.9	$0.7

		$10.5	$1.2

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at September 30, 2013	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2012
		(in millions)
LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$4.2	$3.3
Interest rate swaps	Accrued expenses	—	$2.0
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$0.5	$1.3

		$4.7	$6.6

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2012 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at September 30, 2013 and December 31, 2012:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
September 30, 2013
Foreign exchange currency contracts	$10.5	$(4.2)	$6.3

Total	$10.5	$(4.2)	$6.3

December 31, 2012
Foreign exchange currency contracts	$1.2	$(1.2)	—

Total	$1.2	$(1.2)	—

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
September 30, 2013
Foreign exchange currency contracts	$4.7	$(4.2)	$0.5

Total	$4.7	$(4.2)	$0.5

December 31, 2012
Foreign exchange currency contracts	$4.6	$(1.2)	$3.4
Interest rate swaps	2.0	—	2.0

Total	$6.6	$(1.2)	$5.4

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2013 and December 31, 2012, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the three and nine months ended September 30, 2013, the Company recorded approximately $6.3 million and $23.8 million, respectively, of professional fees and other expenses related to this matter.

Of the approximately $6.3 million and $23.8 million in expenses incurred during the three and nine months ended September 30, 2013, respectively, discussed above, approximately $1.5 million and $4.5 million, respectively, were recognized for advisory retainer fees. The minimum guaranteed retainer fees were approximately $5.5 million as of September 30, 2013 and the expense recognition of these fees could accelerate based on certain conditions.

The Company also had a cash settlement liability award, or the Liability Award, outstanding as of September 30, 2013, which is tied to the Company’s stock price and which only vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. The expense recognized during the three and nine months ended September 30, 2013, relating to the Liability Award was approximately $1.0 million and $2.3 million, respectively, and are included in the approximately $6.3 million and $23.8 million expense described above. The remaining unrecognized expense relating to the Liability Award was approximately $3.6 million as of September 30, 2013, based on the fair value of the Liability Award as of that date. The recognition of the unrecognized expense relating to the Liability Award could accelerate and change based on certain conditions.

14. Subsequent Events

On October 28, 2013, the Company announced that its board of directors approved a cash dividend of $0.30 per common share, payable on November 26, 2013 to shareholders of record as of November 12, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of September 30, 2013, we sold our products to and through a network of 3.6 million distributors, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, many of whom are simply discount customers. In China, we currently sell our products through retail stores, sales representatives, sales officers and independent service providers. The Company is in the process of changing its terminology to identify “distributors” as “members”, and those members who participate in the business opportunity our network marketing program presents, as “sales leaders”.

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to distributors and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those distributors who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 33-year operating history. As of September 30, 2013, we sold our products in 88 countries.

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

We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, and generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason Volume Points are used in the manner described above is that we use Volume Points for distributor qualification and recognition purposes and therefore we attempt to keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Volume Points in millions)
North America	314.0	287.4	9.3%	963.0	890.8	8.1%
Mexico	219.4	211.2	3.9%	645.6	606.5	6.4%
South & Central America	245.2	186.0	31.8%	687.6	517.9	32.8%
EMEA	173.5	145.5	19.2%	514.1	445.9	15.3%
Asia Pacific (excluding China)	296.2	305.6	(3.1%)	933.0	893.2	4.5%
China	97.4	57.1	70.6%	230.9	156.0	48.0%

Worldwide	1,345.7	1,192.8	12.8%	3,974.2	3,510.3	13.2%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
North America	74,085	67,826	9.2%	71,573	65,395	9.4%
Mexico	64,633	60,123	7.5%	62,596	56,256	11.3%
South & Central America	60,007	46,466	29.1%	55,557	43,015	29.2%
EMEA	50,720	44,861	13.1%	48,274	43,055	12.1%
Asia Pacific (excluding China)	72,886	66,433	9.7%	70,792	61,156	15.8%
China	15,882	12,692	25.1%	13,939	11,391	22.4%
Worldwide(1)	326,797	288,397	13.3%	311,739	270,230	15.4%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

Distributor allowances are stated percentages of up to 50% of suggested retail sales prices. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each distributor’s level of discount is determined by qualification based on volume of purchases. In cases where a distributor has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring distributors. Therefore, product sales are recognized net of product returns and distributor allowances. See Critical Accounting Policies below for further discussion of product returns and distributor allowances.

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

Summary Financial Results

Net sales for the three and nine months ended September 30, 2013 were $1,213.5 million and $3,556.4 million, respectively. Net sales increased $196.7 million, or 19.3%, and $543.4 million, or 18.0%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales for the three and nine months ended September 30, 2013 increased 20.5% and 18.5%, respectively, as compared to the same periods in 2012. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased distributor engagement and an increase in average active sales leaders; branding activities; and increased distributor recruiting.

Net income for the three and nine months ended September 30, 2013 was $142.0 million, or $1.32 per diluted share, and $404.0 million, or $3.75 per diluted share, respectively. Net income increased $30.1 million, or 26.9%, and $52.2 million, or 14.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase for the three and nine months ended September 30, 2013 was primarily due to higher contribution margin driven by the sales growth discussed above partially offset by higher selling, general and administrative expenses to support the growth of our business and for the legal and advisory services described below and higher interest expense.

Net income for the three and nine months ended September 30, 2013 included approximately $6.3 million and $23.8 million, respectively, pre-tax unfavorable impact ($5.5 million and $20.6 million, respectively, post-tax) related to legal and advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 and approximately $6.2 million and $9.6 million, respectively, pre-tax unfavorable impact ($4.6 million and $7.3 million, respectively, post-tax) related to expenses for the re-audit of the Company’s 2010 to 2012 financial statements (See Selling, General and Administrative Expenses below for further discussion). Net income for the nine months ended September 30, 2013 also included a $15.1 million pre-tax unfavorable impact ($8.3 million post-tax) related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela). The income tax impact of the expenses discussed above is based on forecasted items affecting the Company’s 2013 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses may have an effect on the income tax impact of these items in subsequent periods.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.6	19.8	20.0	20.0

Gross profit	80.4	80.2	80.0	80.0
Royalty overrides(1)	30.8	32.5	31.4	32.6
Selling, general and administrative expenses(1)	33.8	31.9	33.0	30.7

Operating income	15.8	15.8	15.6	16.7
Interest expense, net	0.4	0.3	0.4	0.3

Income before income taxes	15.4	15.5	15.2	16.4
Income taxes	3.7	4.5	3.8	4.7

Net income	11.7%	11.0%	11.4%	11.7%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended September 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America(1)	$378.4	$(172.2)	$206.2	$22.5	$228.7	$331.9	$(158.5)	$173.4	$35.4	$208.8	9.5%
Mexico(1)	240.2	(111.5)	128.7	12.5	141.2	206.0	(100.5)	105.5	22.0	127.5	10.7%
South & Central America	375.7	(178.4)	197.3	43.9	241.2	280.9	(137.5)	143.4	24.1	167.5	44.0%
EMEA	293.5	(141.6)	151.9	29.8	181.7	240.4	(116.8)	123.6	23.9	147.5	23.2%
Asia Pacific	433.3	(191.0)	242.3	41.7	284.0	449.5	(203.3)	246.2	42.0	288.2	(1.5)%
China	161.6	(25.0)	136.6	0.1	136.7	92.8	(15.4)	77.4	—	77.4	76.6%

Worldwide	$1,882.7	$(819.7)	$1,063.0	$150.5	$1,213.5	$1,601.5	$(732.0)	$869.5	$147.4	$1,016.9	19.3%

	Nine Months Ended September 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America(1)	$1,136.1	$(526.3)	$609.8	$87.8	$697.6	$1,021.4	$(486.3)	$535.1	$109.1	$644.2	8.3%
Mexico(1)	690.8	(331.8)	359.0	60.8	419.8	588.4	(287.2)	301.2	62.8	364.0	15.3%
South & Central America	1,068.3	(505.7)	562.6	120.5	683.1	804.7	(388.2)	416.5	69.1	485.6	40.7%
EMEA	868.0	(417.6)	450.4	87.2	537.6	750.4	(362.8)	387.6	75.5	463.1	16.1%
Asia Pacific	1,379.6	(614.8)	764.8	130.2	895.0	1,319.8	(597.4)	722.4	122.3	844.7	6.0%
China	381.6	(58.6)	323.0	0.3	323.3	254.2	(42.8)	211.4	—	211.4	52.9%

Worldwide	$5,524.4	$(2,454.8)	$3,069.6	$486.8	$3,556.4	$4,738.9	$(2,164.7)	$2,574.2	$438.8	$3,013.0	18.0%

(1)	During the second quarter of 2013 for the North America region and the third quarter of 2013 for the Mexico region, we simplified our pricing structure by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to distributors. We do not expect these changes to materially impact our consolidated net sales and profitability. We anticipate extending these changes to additional markets in future periods.

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

The factors described above have helped distributors increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three and nine months ended September 30, 2013 as compared to the same periods in 2012, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of distributors and retailing of our products. The correct business foundation includes strong country management that works closely with the distributor leadership, actively engaged and unified distributor leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive distributor marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated distributor sales organization that will work toward increasing the recruitment and retention of distributors.

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

North America

The North America region reported net sales of $228.7 million and $697.6 million for the three and nine months ended September 30, 2013, respectively. Net sales increased $19.9 million, or 9.5%, and $53.4 million, or 8.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 9.6% and 8.3% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $20.6 million, or 10.2%, and $55.9 million, or 8.9%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

In the U.S. we continue to see success from consistent execution of daily consumption DMOs, especially the Nutrition Club model. The success of these DMOs has resulted in higher levels of distributor engagement and activity.

Average active sales leaders in the region increased 9.2% and 9.4% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Average active sales leaders in the U.S. increased 9.3% and 9.4% for the three and nine months ended September 30, 2013, as compared to the same periods in 2012.

In July, the region hosted a series of General Market trainings in thirteen cities with a total of approximately 7,800 attendees.

Mexico

The Mexico region reported net sales of $141.2 million and $419.8 million for the three and nine months ended September 30, 2013, respectively. Net sales for the three and nine months ended September 30, 2013 increased $13.7 million, or 10.7%, and $55.8 million, or 15.3%, respectively, as compared to the same periods in 2012. In local currency, net sales for the three and nine months ended September 30, 2013 increased 8.7% and 10.5%, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact of $2.7 million and $17.6 million on net sales for the three and nine months ended September 30, 2013, respectively.

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

Average active sales leaders in Mexico increased 7.5% and 11.3% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

In September, the region hosted an Extravaganza in Mexico City and in Guadalajara with a total of approximately 28,300 attendees.

South and Central America

The South and Central America region reported net sales of $241.2 million and $683.1 million for the three and nine months ended September 30, 2013, respectively. Net sales increased $73.7 million, or 44.0%, and $197.5 million, or 40.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 53.2% and 48.0% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $15.4 million and $35.5 million unfavorable impact on net sales for the three and nine months ended September 30, 2013, respectively. The increase in net sales for the three and nine months ended September 30, 2013 was due to growth in almost every country in the region led by Venezuela, Brazil, and Colombia. This growth was primarily driven by the adoption and expansion of the Nutrition Club and other daily consumption DMOs throughout the region. Net sales of the significant countries in the region are discussed below.

Net sales in Brazil increased $12.0 million, or 16.5%, and $49.3 million, or 21.8%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 31.5% and 34.7% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $10.9 million and $29.0 million unfavorable impact on net sales in Brazil for the three and nine months ended September 30, 2013, respectively. The increase in local currency net sales was primarily the result of the successful ongoing adoption of Nutrition Clubs and other daily consumption DMOs. Brazil also had a price increase of approximately 4% in March 2013 which contributed to the increased sales.

Net sales in Venezuela increased $34.4 million, or 93.7%, and $82.8 million, or 91.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The overall sales growth was primarily due to increased distributor engagement and growth in the Nutrition Club DMO. Venezuela also had price increases of 15% in December 2012, 17% in April 2013, and 19% in July 2013, all of which contributed to the increase in sales. The rate for which we remeasure sales in Venezuela was officially devalued from 5.3 Venezuelan Bolivars per U.S. dollar to 6.3 Venezuelan Bolivars per U.S. dollar during February 2013, and had a $13.4 million and $29.0 million unfavorable impact on net sales in Venezuela for the three and nine months ended September 30, 2013, respectively. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 29.1% and 29.2% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

There were no major company sponsored events in the region during the quarter.

EMEA

The EMEA region reported net sales of $181.7 million and $537.6 million for the three and nine months ended September 30, 2013, respectively. Net sales increased $34.2 million, or 23.2%, and $74.5 million, or 16.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 21.0% and 15.4% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $3.3 million and $3.0 million favorable impact on net sales for the three and nine months ended September 30, 2013. The increase in net sales for the three and nine months ended September 30, 2013 was primarily driven by the United Kingdom, Russia, Spain and Italy. Net sales of the significant countries in the region are discussed below.

Net sales in Russia increased $6.5 million, or 27.8%, and $18.9 million, or 27.0%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 31.2% and 29.6% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $0.8 million and $1.8 million unfavorable impact on net sales in Russia for the three and nine months ended September 30, 2013, respectively. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club.

Net sales in Italy increased $5.8 million, or 26.6%, and $7.9 million, or 10.7%, for the three and nine months ended September 30, 2013, respectively as compared to the same periods in 2012. In local currency, net sales increased 19.7% and 7.7% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $1.5 million and $2.2 million favorable impact on net sales in Italy for the three and nine months ended September 30, 2013, respectively. Italy has now had two consecutive quarters of positive year-over-year sales growth. Management believes this is a strong indication that the market is embracing the daily consumption DMO.

Net sales in Spain increased $3.9 million, or 26.9%, and $10.0 million, or 25.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales in Spain increased 19.9% and 21.5% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $1.0 million and $1.4 million favorable impact on net sales in Spain for the three and nine months ended September 30, 2013, respectively. The increase in Spain was mainly due to the positive effect of increased distributor engagement and recruitment.

Net sales in the United Kingdom increased $7.9 million, or 93.4%, and $19.1 million, or 83.1%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales in the United Kingdom increased 97.2% and 87.1% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a $0.3 million and $0.9 million unfavorable impact on net sales in the United Kingdom for the three and nine months ended September 30, 2013, respectively. The increase in the United Kingdom was primarily due to the successful adoption of Nutrition Clubs and Weight Loss Challenge DMO.

Average active sales leaders in the region increased 13.1% and 12.1% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

In September, the region hosted four Extravaganzas including two in Russia (St. Petersburg and Krasnoyarsk), one in Istanbul, Turkey, and one in Cologne, Germany. The Germany and Turkey events had approximately 15,000 and 3,900 attendees, respectively, while the Russia events had a total of approximately 8,100 attendees.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $284.0 million and $895.0 million for the three and nine months ended September 30, 2013, respectively. Net sales decreased $4.2 million, or 1.5%, and increased $50.3 million, or 6.0%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 1.1% and 6.8% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had an unfavorable impact of $7.3 million and $7.5 million on net sales for the three and nine months ended September 30, 2013, respectively. The increase in local currency net sales for the three months ended September 30, 2013 was primarily driven by Indonesia and mostly offset by decreases in Taiwan and Malaysia. The increase in local currency net sales for the nine months ended September 30, 2013 reflected growth in several countries in the region led by Indonesia, South Korea, and Vietnam. Net sales of the significant countries in the region are discussed below.

Net sales in South Korea increased $2.1 million, or 1.9%, and $18.6 million, or 5.9%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales decreased 0.2% and increased 2.9% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact on net sales of $2.3 million and $9.6 million for the three and nine months ended September 30, 2013, respectively. The slight local currency decrease in net sales for the three months ended September 30, 2013 reflects a decline in the average productivity of existing Nutrition Clubs, somewhat offset by a modest increase in the number of Nutrition Clubs. The increase in net sales for the nine months ended September 30, 2013 continues to be driven by the successful adoption and operation of the Nutrition Club and other daily consumption DMOs along with the Mega and Premium Herbalife Opportunity Meetings.

Net sales in Taiwan decreased $7.8 million, or 19.6%, and $3.4 million, or 2.9%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales decreased 19.5% and 2.9% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates did not have a significant impact on net sales for the three and nine months ended September 30, 2013, respectively. Taiwan had their first price increase in almost three years in April and volume in subsequent months was lower than normal as a result. In addition, Taiwan is currently transitioning its focus towards more stable growth based on sales leader qualifications such as the 5,000 volume points in 12 months method, while placing less emphasis on shorter-term qualifications which also resulted in a temporarily decline in their sales during the transition period. Despite the decrease in net sales for the three months ended September 30, 2013, we believe the overall long trend is favorable and will be driven by the Nutrition Clubs DMO.

Net sales in India decreased $2.2 million, or 5.9%, and increased $2.8 million, or 2.7%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 5.5% and 10.8% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $4.2 million and $8.4 million for the three and nine months ended September 30, 2013, respectively. The increase in local currency net sales for the three and nine months ended September 30, 2013 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club.

Net sales in Indonesia increased $8.8 million, or 44.1%, and $31.3 million, or 46.3%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 60.6% and 57.5% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $3.3 million and $7.6 million for the three and nine months ended September 30, 2013, respectively. The primary catalyst driving the sales increase in Indonesia continues to be the growth in daily consumption DMOs, primarily Nutrition Clubs.

Net sales in Malaysia decreased $6.2 million, or 21.5%, and $3.1 million, or 3.5%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales decreased 18.8% and 2.7% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.8 million and $0.7 million for the three and nine months ended September 30, 2013, respectively. The decrease in net sales for the three months ended September 30, 2013 reflects, in part, the opening of a competitor in the country and the move of several distributors to the new company. We believe this is a short-term issue and that the impact on sales will be less going forward. In addition, during 2012 we saw tremendous growth in Nutrition Home Clubs. Some of these clubs received insufficient training and have declined in number and activity levels as a result. We are working with distributor leadership in Malaysia to address these training issues. We believe that the underlying DMO’s currently used by distributors in the country (Nutrition Clubs, Road Shows, and Mega Herbalife Opportunity Meetings) provide for a solid base of growth going forward.

Average active sales leaders in the region increased 9.7% and 15.8% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.

There were no major company sponsored events in the region during the quarter.

China

Net sales in China were $136.7 million and $323.3 million for the three and nine months ended September 30, 2013, respectively. Net sales increased $59.3 million, or 76.6%, and $111.9 million, or 52.9%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. In local currency, net sales increased 70.3% and 48.6% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The fluctuation of foreign currency rates had a favorable impact of $4.9 million and $9.1 million on net sales for the three and nine months ended September 30, 2013, respectively. The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs. In addition, sales have benefited from distributor acceptance of a trial Preferred Customer program which was launched earlier this year as well as on-line ordering.

Average active sales leaders in China increased 25.1% and 22.4% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. We believe that the increase in distributor engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

A Healthy & Activity Tour was held in five cities in July with a total of approximately 7,500 attendees.

As of September 30, 2013, we were operating 67 retail stores in 29 provinces in China. As of September 30, 2013, we had direct selling licenses for 25 out of the 29 provinces in which we were operating. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended September 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,224.9	$(549.9)	$675.0	$97.9	$772.9	$1,026.8	$(485.4)	$541.4	$94.5	$635.9	21.5%
Targeted Nutrition	444.9	(199.8)	245.1	35.6	280.7	383.1	(181.0)	202.1	35.3	237.4	18.2%
Energy, Sports and Fitness	103.8	(46.7)	57.1	8.4	65.5	88.4	(41.7)	46.7	8.1	54.8	19.5%
Outer Nutrition	57.7	(25.8)	31.9	4.5	36.4	55.3	(26.2)	29.1	5.1	34.2	6.4%
Literature, Promotional and Other(1)	51.4	2.5	53.9	4.1	58.0	47.9	2.3	50.2	4.4	54.6	6.2%

Total	$1,882.7	$(819.7)	$1,063.0	$150.5	$1,213.5	$1,601.5	$(732.0)	$869.5	$147.4	$1,016.9	19.3%

	Nine Months Ended September 30,
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$3,595.0	$(1,649.1)	$1,945.9	$316.8	$2,262.7	$3,038.7	$(1,435.6)	$1,603.1	$281.4	$1,884.5	20.1%
Targeted Nutrition	1,295.1	(594.1)	701.0	114.1	815.1	1,134.0	(535.7)	598.3	105.0	703.3	15.9%
Energy, Sports and Fitness	300.1	(137.7)	162.4	26.5	188.9	250.5	(118.3)	132.2	23.2	155.4	21.6%
Outer Nutrition	178.6	(81.9)	96.7	15.7	112.4	175.2	(82.8)	92.4	16.2	108.6	3.5%
Literature, Promotional and Other(1)	155.6	8.0	163.6	13.7	177.3	140.5	7.7	148.2	13.0	161.2	10.0%

Total	$5,524.4	$(2,454.8)	$3,069.6	$486.8	$3,556.4	$4,738.9	$(2,164.7)	$2,574.2	$438.8	$3,013.0	18.0%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

Net sales for all product categories increased for the three and nine months ended September 30, 2013 as compared to the same periods in 2012. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $975.1 million and $2,844.8 million for the three and nine months ended September 30, 2013, respectively, as compared to $815.3 million and $2,411.5 million for the same periods in 2012. As a percentage of net sales, gross profit for the three months ended September 30, 2013 increased to 80.4% as compared to 80.2% for the same period in 2012 while gross profit for the nine months ended September 30, 2013 remained unchanged at 80.0% as compared to the same period in 2012. The 20 basis point net increase for the three months ended September 30, 2013, as compared to the same period in 2012, was primarily due to the favorable impact from retail price increases and country mix, partially offset by unfavorable inventory write-downs and higher other costs. For the nine months ended September 30, 2013 the favorable impact from retail price increases was primarily offset by the unfavorable impact of inventory write-downs and foreign currency fluctuations.

Royalty Overrides

Royalty overrides were $373.2 million and $1,116.8 million for the three and nine months ended September 30, 2013, respectively, as compared to $330.2 million and $983.0 million for the same periods in 2012. Royalty overrides as a percentage of net sales was 30.8% and 31.4% for the three and nine months ended September 30, 2013, respectively, as compared to 32.5% and 32.6% for the same periods in 2012. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other distributors under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $409.7 million and $1,174.6 million for the three and nine months ended September 30, 2013, respectively, as compared to $324.2 million and $926.9 million for the same periods in 2012. Selling, general and administrative expenses as a percentage of net sales were 33.8% and 33.0% for the three and nine months ended September 30, 2013, respectively, as compared to 31.9% and 30.7% for and the same periods in 2012.

The increase in selling, general and administrative expenses for the three months ended September 30, 2013 included $20.5 million in higher salaries, bonuses and benefits; $6.3 million in expenses associated with our response to allegations and other negative information put forward by a hedge fund manager, as further discussed below; $6.2 million in expenses for the re-audit of our 2010 to 2012 financial statements; $26.6 million in higher expenses related to China independent service providers and $4.9 million in higher net foreign exchange loss.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2013 included $56.3 million in higher salaries, bonuses and benefits; $23.8 million in expenses associated with our response to allegations and other negative information put forward by a hedge fund manager, as further discussed below; $9.6 million in expenses for the re-audit of our 2010 to 2012 financial statements; higher variable expenses related to sales growth including $25.0 million in higher distributor promotion, event costs, and advertising expense; $52.0 million in higher expenses related to China independent service providers; $11.4 million in higher non-income tax expenses such as value added tax and sales tax and $18.6 million in higher net foreign exchange loss, which included a $15.1 million net foreign exchange loss related to the remeasurement of the Company’s Bolivar denominated monetary assets and liabilities resulting from the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela).

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three and nine months ended September 30, 2013, we recorded approximately $6.3 million and $23.8 million, respectively, of expenses related to this matter, and of which approximately $5.7 million and $21.2 million, respectively, were related to legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

As discussed further in Item 1A, Risk Factors, on April 8, 2013, our former independent registered public accounting firm, KPMG, resigned and has withdrawn their audit opinions for the years ended December 31, 2012, 2011, and 2010. The Company engaged PricewaterhouseCoopers LLP, or PwC, as its new independent registered public accounting firm and is currently undergoing a re-audit of its prior years’ financial statements. For the three and nine months ended September 30, 2013, we recorded approximately $6.2 million and $9.6 million, respectively, in re-audit fees and expenses.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in millions)
Interest expense	6.7	5.0	21.1	12.4
Interest income	(2.0)	(1.5)	(5.4)	(4.3)

Net interest expense	$4.7	$3.5	$15.7	$8.1

The increase in net interest expense for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to higher outstanding balances on our Credit Facility discussed below.

Income Taxes

Income taxes were $45.5 million and $133.8 million for the three and nine months ended September 30, 2013, as compared to $45.4 million and $141.8 million for the same periods in 2012. The effective income tax rate was 24.3% and 24.9% for the three and nine months ended September 30, 2013, as compared to 28.9% and 28.7% for the same periods in 2012. The decrease in the effective tax rate for the three and nine months ended September 30, 2013, as compared to the same periods in 2012, was primarily due to an increase of net benefits from discrete events, principally related to the expiration of statute of limitations related to certain tax contingencies and tax planning items related to certain income tax return filings, partially offset by the impact of changes in the geographic mix of our income.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $1.8 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain the Credit Facility, executed on March 9, 2011 and amended on July 26, 2012, which had $198.1 million of undrawn capacity as of September 30, 2013. As discussed further below, on July 26, 2012, we amended the Credit Facility and entered into a $500.0 million term loan with a syndicate of financial institutions which matures in March 2016, or the Term Loan.

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

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2013 and December 31, 2012.

For the nine months ended September 30, 2013, we generated $577.0 million of operating cash flow, as compared to $399.9 million for the same period in 2012. The increase in cash generated from operations was primarily due to an increase in operating income of $51.8 million driven by a 18.0% growth in net sales for the nine months ended September 30, 2013 as compared to the same period in 2012.

Capital expenditures, including accrued capital expenditures, for the nine months ended September 30, 2013 and 2012 were $89.5 million and $59.9 million, respectively. The majority of these expenditures represented investments in technology infrastructure and initiatives to develop web-based distributor tools, and the expansion of our warehouses, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $170 million to $180 million for the full year of 2013, which includes capital expenditures associated with the Herbalife Innovation and Manufacturing Winston-Salem, North Carolina facility that was acquired in December 2012.

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

On July 26, 2012, we amended the Credit Facility to include the Term Loan and used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under our revolving credit facility. The Term Loan is a part of the Credit Facility and is in addition to our current revolving credit facility. The Term Loan matures on March 9, 2016. We will make regular scheduled payments for the Term Loan consisting of both principal and interest components. Based on our consolidated leverage ratio, the Term Loan bears interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%, which are the same terms as our revolving credit facility.

We incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Term Loan. On September 30, 2013 and December 31, 2012, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.18% and 1.96%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2013 and December 31, 2012, we were in compliance with the debt covenants under the Credit Facility.

During the three months ended March 31, 2013, we borrowed $513.0 million and paid a total of $25.5 million under the Credit Facility. During the three months ended June 30, 2013, we paid a total of $12.5 million under the Credit Facility. We did not make any borrowings under the Credit Facility during the three months ended June 30, 2013. During the three months ended September 30, 2013, we borrowed $250.0 million and paid a total of $262.5 million under the Credit Facility. Our borrowings primarily related to the $272.4 million in repurchases of our common stock during the nine months ended September 30, 2013. The remaining outstanding borrowings have generated an increase in our cash and cash equivalents, which provides us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of September 30, 2013 and December 31, 2012, the U.S. dollar amount outstanding under the Credit Facility was $950.0 million and $487.5 million, respectively. Of the $950.0 million U.S. dollar amount outstanding under the Credit Facility as of September 30, 2013, $450.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. The $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, related to the Term Loan and there were no amounts outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of September 30, 2013 and December 31, 2012 under the Credit Facility.

We use our revolving credit facility to manage normal variations in cash created by significant cash items such as taxes, dividends, share repurchases, capital expenditures and other large cash flow items. Our revolving credit facility provides us with the ability to access significant funds on a timely basis. We repay outstanding balances from cash from operations.

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

Off-Balance Sheet Arrangements

At September 30, 2013 and December 31, 2012, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On February 19, 2013, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on March 19, 2013. On April 29, 2013, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.9 million that was paid to shareholders on May 28, 2013. On July 29, 2013, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.8 million that was paid to shareholders on August 27, 2013.

The aggregate amount of dividends declared and paid during the three months ended September 30, 2013 and 2012 were $30.8 million and $32.4 million, respectively. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2013 and 2012 were $92.6 million and $102.7 million, respectively.

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

During the three months ended March 31, 2013, we repurchased approximately 4.0 million of our common shares through open market purchases at an aggregate cost of approximately $162.4 million or an average cost of $40.61 per share. We did not repurchase any common shares in the open market during the three months ended June 30, 2013. During the three months ended September 30, 2013, we repurchased approximately 1.7 million of our common shares through open market purchases at an aggregate cost of approximately $110.0 million or an average cost of $63.85 per share. As of September 30, 2013, the remaining authorized capacity under our share repurchase program was $677.6 million.

Working Capital and Operating Activities

As of September 30, 2013 and December 31, 2012, we had positive working capital of $710.9 million and $221.7 million, respectively, or an increase of $489.2 million. This increase was primarily related to the increase in our cash and cash equivalents, the increase in our prepaid expenses and other current assets, the decrease in our income tax payable, partially offset by increases in our accrued expenses, advance sales deposits and current portion of long-term debt.

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

During the nine months ended September 30, 2013, we also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the nine months ended September 30, 2013, we exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. We did not exchange Bolivars for U.S. dollars using these alternative legal exchange mechanisms during the three months ended June 30, 2013 or the three months ended September 30, 2013. As of September 30, 2013, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars were approximately $146.7 million, and included approximately $150.1 million in Bolivar denominated cash and cash equivalents. The majority of these Bolivar denominated assets and liabilities were remeasured at the CADIVI rate. We remeasure our Bolivars at the official published CADIVI rate given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on our condensed consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that we could ultimately realize. While we continue to monitor the exchange mechanisms and restrictions under CADIVI, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis.

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

We plan to utilize the CADIVI rate to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, SICAD, and other alternative legal exchange mechanisms when they are made available to us. As discussed above, these alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the CADIVI rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the CADIVI rate or using unfavorable alternative legal exchange mechanisms to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 75% less favorable than the current 6.3 CADIVI rate and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of September 30, 2013, our $150.1 million Bolivar denominated cash and cash equivalents as of September 30, 2013 would be reduced by $112.3 million and result in a corresponding foreign exchange loss to our operating profit. This 75% less favorable exchange rate is not necessarily representative of exchange rates which could be available to us for future exchanges, but is used for our sensitivity analysis above as it represents the actual weighted average rate that we received when using alternative exchange mechanisms during the nine months ended September 30, 2013. If Herbalife Venezuela’s ongoing operations were subject to the 75% less favorable exchange rate, Herbalife Venezuela would operate at a loss and this could have a significant negative impact to our consolidated financial statements. Our ability to access the CADIVI rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Herbalife Venezuela’s net sales represented approximately 5% and 3% of our consolidated net sales for the nine months ended September 30, 2013 and 2012, respectively, and its total assets represented approximately 9% and 7% of our consolidated total assets as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the majority of Herbalife Venezuela’s total assets consisted of Bolivar denominated cash and cash equivalents.

See the 2012 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information regarding subsequent events.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of September 30, 2013.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. Our products are manufactured by third party providers and in our Changsha, Hunan, China extraction facility, our Suzhou, China facility, and our Lake Forest, California facility, and then are sold to independent distributors who consume and sell Herbalife products to retail consumers or other distributors. As of September 30, 2013, we sold products in 88 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the product is shipped. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over the buyback program period of up to 12 months following the original sale. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.2% and 0.3% of product sales for the three and nine months ended September 30, 2013, respectively, as compared to 0.3% for both the same periods in 2012.

We adjust our inventories to lower of cost or market. Additionally, we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $26.2 million and $18.0 million to present them at their lower of cost or market in our consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both September 30, 2013 and December 31, 2012, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2013 and 2012.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2013 and December 31, 2012, the aggregate notional amounts of these contracts outstanding were approximately $243.2 million and $256.9 million, respectively. At September 30, 2013, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of September 30, 2013, we recorded assets at fair value of $5.6 million and liabilities at fair value of $4.2 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, we recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2013 and December 31, 2012.

As of both September 30, 2013 and December 31, 2012, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month. There were no foreign currency option contracts outstanding as of September 30, 2013 and December 31, 2012.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At September 30, 2013
Buy Chinese yuan sell Euro	8.18	$23.6	$(0.4)
Buy Euro sell Argentine peso	8.70	$5.3	—
Buy Euro sell Australian dollar	1.44	$2.5	—
Buy Euro sell Chilean peso	675.00	$1.9	—
Buy Euro sell Chinese yuan	8.14	$23.7	$0.5
Buy Euro sell Indonesian rupiah	15,400.00	$7.7	$0.2
Buy Euro sell Mexican peso	17.15	$149.6	$6.2
Buy Euro sell Malaysian ringgit	4.35	$6.3	$0.1
Buy Euro sell Peruvian nuevo sol	3.74	$2.8	—
Buy Euro sell Philippine peso	58.45	$3.1	—
Buy Euro sell Russian ruble	43.24	$3.7	$0.1
Buy Euro sell U.S. dollar	1.34	$210.5	$1.8
Buy British pound sell Euro	1.18	$2.4	—
Buy Japanese yen sell U.S. dollar	98.96	$4.0	—
Buy Malaysian ringgit sell U.S. dollar	3.23	$5.4	$(0.1)
Buy New Taiwan dollar sell U.S. dollar	29.69	$8.1	$0.1
Buy U.S. dollar sell Brazilian real	2.23	$5.4	$0.1
Buy U.S. dollar sell Colombian peso	1,897.00	$2.6	—
Buy U.S. dollar sell Euro	1.31	$126.6	$(3.7)
Buy U.S. dollar sell Indonesian rupiah	11,245.00	$0.2	—
Buy U.S. dollar sell South Korean won	1,141.01	$34.1	$0.9
Buy U.S. dollar sell New Taiwan dollar	29.60	$1.1	—

Total forward contracts		$630.6	$5.8

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2013 and December 31, 2012, the total amount of our foreign subsidiary cash and cash equivalents was $502.8 million and $321.3 million, respectively, of which $10.7 million and $6.9 million was invested in U.S. dollars as of September 30, 2013 and December 31, 2012, respectively. At September 30, 2013 and December 31, 2012, the total amount of cash and cash equivalents held by U.S. entities was $389.7 million and $12.2 million, respectively.

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

Interest Rate Risk

As of September 30, 2013, the aggregate annual maturities of the Credit Facility were expected to be $18.8 million for the remainder of 2013, $81.2 million for 2014, $100.0 million for 2015, and $750.0 million for 2016. The fair value of the outstanding borrowings on our revolving credit facility and Term Loan approximated their carrying values of $950.0 million as of September 30, 2013. The fair value of the outstanding borrowings on our revolving credit facility and Term Loan approximated their carrying values of $487.5 million as of December 31, 2012. The Credit Facility bears a variable interest rate, and on September 30, 2013 and December 31, 2012, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 2.18% and 1.96%, respectively.

During August 2009, we entered into four interest rate swap agreements with an effective date of December 31, 2009. The agreements collectively provided for us to pay interest for less than a four-year period at a weighted average fixed rate of 2.78% on notional amounts aggregating to $140.0 million while receiving interest for the same period at the one month LIBOR rate on the same notional amounts. These agreements expired in July 2013. These swaps at inception were designated as cash flow hedges against the variability in the LIBOR interest rate on our term loan under the Prior Credit Facility or against the variability in the LIBOR interest rate on the replacement debt. Our term loan under the Prior Credit Facility was terminated in March 2011 and refinanced with the Credit Facility as discussed further in Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements. Until their expiration in July 2013, the Company’s swaps were effective and were designated as cash flow hedges against the variability in certain LIBOR interest rate borrowings under the Credit Facility at LIBOR plus 1.50% to 2.50%, fixing the Company’s weighted average effective rate on the notional amounts at 4.28% to 5.28%. There was no hedge ineffectiveness recorded as result of this refinancing event.

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective until their expiration in July 2013 and as of December 31, 2012. Consequently, all changes in the fair value of the derivatives were deferred and recorded in other comprehensive income (loss) until the related forecasted transactions were recognized in the condensed consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At December 31, 2012, we recorded the interest rate swaps as liabilities at their fair value of $2.0 million. No amount was recorded as of September 30, 2013 because the interest rate swaps had expired.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, and notwithstanding the error disclosed in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed or incorporated by reference in our filings with the Securities and Exchange Commission. Important factors that could cause our actual results, performance and achievements, or industry results to differ materially from estimates or projections contained in our forward-looking statements include, among others, the following:

•

the resignation of our former independent registered public accounting firm, its withdrawal of its audit reports with respect to certain of our historical financial statements, any difficulties PricewaterhouseCoopers LLP, our successor accounting firm encounters in the re-audits of such relevant historical financial statements or any material modifications to such historical financial statements PricewaterhouseCoopers LLP believes should be made as a result of such re-audits;

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

The Audit Committee conducted a search for KPMG’s successor and, on May 21, 2013 engaged PricewaterhouseCoopers LLP, or PwC, as the Company’s new independent registered accounting firm. As a result of the engagement of PwC, we, members of management and our Audit Committee will be required to expend significant time, resources and capital in connection with the requisite re-audits, helping familiarize PwC and its personnel with our business and operations and other related matters.

As a result of KPMG’s resignation, we have suffered and will continue to suffer a number of difficulties in respect of our SEC filings and other matters. This Quarterly Report on Form 10-Q as well as the Quarterly Reports on Form 10-Q for the first and second quarters of 2013, filed with the SEC on April 29, 2013 and July 29, 2013, respectively, are technically considered deficient and we are no longer considered to be technically timely or current in our Exchange Act filings because the unaudited interim financial information presented herein and therein has not been reviewed by an independent registered accounting firm in accordance with Accounting Standards Board Statement on Accounting Standards 100, or SAS 100, as required by SEC rules. In addition, the absence of the SAS 100 reviews and KPMG’s withdrawal of its previous audit reports required us to suspend the effectiveness of our registration statements on Form S-8 related to our equity incentive plans and our employee stock purchase plan. The combination of these issues also renders us ineligible for the time being to use both shelf registration and “short-form” registration that allows us to incorporate our prior filings by reference. We will not be able to file in a timely manner Quarterly Reports on Form 10-Q with the SEC that contain financial statements that have been reviewed by, or Annual Reports on Form 10-K that contain financial statements that have been audited by, an independent registered public accounting firm until PwC completes its re-audits and its SAS 100 reviews of the applicable periods. If we are unable to do so, among other things, we will continue to be untimely in our filings under the Exchange Act and our ability to access the capital markets will be significantly limited. In addition, if PwC is unable to timely complete the re-audits of our historical financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 as well as the audit of fiscal 2013, or if PwC believes that modifications should be made to our historical financial statements as a result of the re-audits thereof, we may encounter additional issues. The failure to deliver audited financial statements after 2013 year end could constitute an event of default under our Credit Facility and may lead the New York Stock Exchange to commence delisting procedures with respect to our common shares. While we do not believe these events will come to pass, there can be no assurances at this time.

To date we have incurred significant costs as a result of KPMG’s resignation in the form of legal and similar professional fees, in addition to the substantial diversion of the time and attention of our officers, directors and members of our accounting department. We have also seen added volatility in the trading price of our common shares. We expect to continue to suffer these additional costs, distractions and other issues, and we expect to continue to see greater volatility in the price of our common shares, until PwC has completed its re-audits of our financial statements for the fiscal years ended December 31, 2010, 2011 and 2012, its review of the three months ended March 31, 2013, the three and six months ended June 30, 2013, the three and nine months ended September 30, 2013, and any subsequent periods.

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

Our distributor organization has a high turnover rate, which is a common characteristic found in the direct selling industry. In light of this fact, we have our sales leaders re-qualify annually in order to maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2013, approximately 51.8% of our sales leaders, excluding China, re-qualified. Distributors who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Sales leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Distributors have highly variable levels of training, skills and capabilities. The turnover rate of our distributors, and our operating results, can be adversely impacted if we, and our senior distributor leadership, do not provide the necessary mentoring, training and business support tools for new distributors to become successful sales people.

We estimate that, of our approximately 3.6 million independent distributors, we had approximately 611,000 sales leaders as of September 30, 2013. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our distributors, including our sales leaders, may voluntarily terminate their distributor agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of distributors for any reason, could negatively impact sales of our products, impair our ability to attract new distributors and harm our financial condition and operating results.

Since we cannot exert the same level of influence or control over our independent distributors as we could were they our own employees, our distributors could fail to comply with applicable law or our distributor policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

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

We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and distributors with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, Omnilife, Tupperware and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

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

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our distributors are in compliance with all of these regulations. Our failure or our distributors’ failure to comply with these regulations or new regulations could disrupt our distributors’ sale of our products, or lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

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

We are subject to FDA rules for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs for dietary supplements manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. The court ordered cessation of the violation, and a penalty payment of EUR 5,000 per infringement (limited to a total amount of penalty payments of EUR 250,000) starting two months from the official notification of the judgment. HIB has not yet been officially notified of the judgment and therefore the conditions for possible penalty payments have not been fulfilled. The Company believes the trial court’s judgment is flawed legally and factually and on March 8, 2012 filed an appeal of the judgment with the Court of Appeal of Brussels. A preliminary hearing was held on April 2, 2012 setting a briefing schedule. Since then Test Aankoop filed its reply on July 6, 2012 and Herbalife’s response was filed on September 28, 2012. Test Aankoop filed its final brief on February 12, 2013. The date for the oral hearing before the Court of Appeals of Brussels has been set for November 4, 2013. We believe that we have a meritorious basis to appeal this judgment. Nonetheless, the Company has implemented various relatively minor clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. Additionally, Herbalife has been named as a defendant in a purported class action lawsuit filed April 8, 2013 in the U.S. District Court for the Central District of California (Bostick v. Herbalife International of America, Inc., et al) challenging the legality of our network marketing program under various state and federal laws. On May 30, 2013, we filed a motion to dismiss the lawsuit on a variety of grounds. On October 11, 2013, after plaintiff indicated his intention to dismiss certain claims brought under federal law, the Court denied our motion to dismiss the remaining state claims. We believe the suit is without merit and plan to defend the suit vigorously.

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

In June 2010, the Venezuelan government introduced additional regulations under a newly regulated system, SITME, which was controlled by the Central Bank of Venezuela. SITME provided a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME was only available in certain limited circumstances. Specifically, SITME could only be used for product purchases and it was not available for other matters such as the payment of dividends. Also, SITME could only be used for amounts of up to $50,000 per day and $350,000 per month and was generally only available to the extent that the applicant had not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. While we currently plan to continue to import products into Venezuela and exchange Bolivars for U.S. dollars based on the exchange mechanisms prescribed by the Venezuelan government, if the current currency restrictions are not lifted or eased, our product supplies in the Venezuelan market may be limited and we may make changes to Herbalife Venezuela’s operations each of which could negatively impact our business.

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

In 2005, China published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations were issued in 2005 and in 2006. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that can directly serve customers and preferred customers. We also have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebi, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui and Yunnan.

We have also engaged independent service providers that meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide marketing, sales and support services to Herbalife customers. These features are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue to incorporate some or all of these features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct-selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.

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

The success of our business is to a large extent contingent on our ability to further penetrate existing markets and to a much less extent enter into new markets. Our ability to further penetrate existing markets or to expand our business into additional countries in Eastern Europe, Southeast Asia, South America, Africa or elsewhere, to the extent we believe that we have identified attractive geographic expansion opportunities in the future, is subject to numerous factors, many of which are out of our control.

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

For the portion of our product supply that is self-manufactured, we believe we have significantly lowered the product supply risk, as the risk factors of financial health, liquidity, capacity expansion, reliability and product quality are all within our control. However, a significant delay in completion of the Winston-Salem Facility, while unlikely, could hamper our ability to support the continued growth in net sales.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $87 million, translated at the period ended spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, we commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by us in April 2012. The response challenged the assertions that we made in our August 2011 filing. Litigation in this case is currently ongoing.

The Mexican Tax Administration Service commenced audits of our Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, we received an assessment of approximately $22 million, translated at the period ended spot rate, related to that period. On July 11, 2013 the Company filed an administrative appeal disputing the assessment.

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

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. Following this public announcement in December 2012, our stock price dropped significantly. This hedge fund manager continues to make allegations regarding the legality of our network marketing program, our product safety, our accounting practices and other matters. Our stock price has continued to exhibit heightened volatility and the short interest in our common shares continues to remain high. Short sellers expect to make a profit if our common shares decline in value, and their actions and their public statements may cause further volatility in our share price. While a number of traders have publicly announced that they have taken long positions contrary to the hedge fund shorting our shares, the existence of such a significant short interest position and the related publicity may lead to continued volatility. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On July 15, 2013, we issued 1,626 common shares to an employee in connection with a cashless exercise of stock options at an exercise price of $2.50 per share, resulting in aggregate proceeds to us of $4,065. The issuance of the common shares was not registered under the Securities Act of 1933 and such common shares were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the securities Act of 1933 for transactions by an issuer not involving a public offering.

(b)	None.

(c)	On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. As of September 30, 2013, the remaining authorized capacity under the Company’s share repurchase program was approximately $677.6 million. The following is a summary of our repurchases of common shares during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31	—	—	—	$787,602,817
August 1 — August 31	1,672,867	$63.95	1,672,867	$680,618,588
September 1 — September 30	49,600	$60.43	49,600	$677,621,449

	1,722,467	$63.85	1,722,467	$677,621,449

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	*

4.1	Form of Share Certificate	(d)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

Exhibit Number	Description	Reference

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(j)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(j)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(n)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(q)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(q)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q)

Exhibit Number	Description	Reference

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(s)

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(s)

10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(i)

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(l)

10.46#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(k)

10.47#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(l)

10.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)

10.49#	Amended and Restated Non-Management Directors Compensation Plan	(j)

10.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(j)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(m)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(m)

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(n)

10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q)

10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(o)

10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(p)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(q)

10.58	Support Agreement, dated February 28, 2013, by and between Carl C. Icahn, Herbalife Ltd., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., and Icahn Enterprises G.P. Inc.	(r)

Exhibit Number	Description	Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(h)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(i)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(k)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(o)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(q)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(r)	Previously filed on March 1, 2013 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(s)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone
Chief Financial Officer

Dated: October 28, 2013