Form 10-K/A
period 2012-12-31
HERBALIFE LTD.
filed 2013-12-16
CIK 1180262

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229,405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 101,010,427 common shares outstanding as of December 11, 2013. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $4,046 million as of June 30, 2012, based upon the last reported sales price on the New York Stock Exchange on that date of $48.33.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On February 19, 2013, Herbalife Ltd., or the Company, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012, or the Original 10-K. Subsequent to the filing of the Original 10-K, as previously disclosed, on April 8, 2013, KPMG LLP, or KPMG, notified the Company that KPMG resigned, effective immediately, as the Company’s independent registered public accounting firm. KPMG stated it had concluded it was no longer independent because of the then-alleged insider trading in the Company’s securities by one of KPMG’s former partners who, until April 5, 2013, was the KPMG engagement partner on the Company’s audit. KPMG advised the Company it resigned as the Company’s independent accountant solely due to the impairment of KPMG’s independence resulting from its now former partner’s unlawful activities and not for any reason related to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other reason.

As a result of the then-alleged insider trading activity by its now former partner and KPMG’s resulting resignation on April 8, 2013, KPMG notified the Company its independence had been impaired and had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2010, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. The Original 10-K included a report of KPMG that has now been withdrawn.

On May 21, 2013, the Audit Committee of the Company’s Board of Directors engaged PricewaterhouseCoopers LLP, or PwC, to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for its fiscal year ending December 31, 2013 and to re-audit the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012, including the audit of the Company’s internal control over financial reporting as of December 31, 2012 required by Section 404 of the Sarbanes-Oxley Act of 2002. PwC has also been engaged to review the Company’s interim financial information for the three months ended March 31, 2013 and 2012, the three and six months ended June 30, 2013 and 2012, and for the subsequent interim periods.

As previously disclosed, as part of the engagement process, the Company and PwC identified certain non-audit services that PwC or another firm in its global network of firms had performed for the Company that are not permitted under the auditor independence rules of the Securities and Exchange Commission, or the SEC. The Audit Committee and PwC discussed these non-audit services and concluded that the provision of these non-audit services would not affect PwC’s objectivity or its impartiality and would not impair its ability to serve as the Company’s independent registered public accounting firm. In reaching this conclusion, the Audit Committee and PwC noted that all of these services, with one exception described below with respect to the Company’s U.S. payroll department, were provided to entities that were immaterial to the Company’s consolidated financial statements in each of the prior years. PwC also noted that none of the professionals who provided such services would serve on the re-audit or future audits of the Company’s financial statements. In selecting PwC, the Audit Committee determined that PwC was well qualified to serve as the Company’s auditor because of its experience with large global companies, including large accelerated filers and other multinational issuers and a number of companies in the network marketing industry, and PwC’s extensive resources and qualifications, including the strength of its national office and its thought leadership regarding complex accounting issues. In considering the appointment of a new auditor, the Company identified firms that it believed were qualified to serve as auditor for a company of the size and complexity of Herbalife. In each case the Company, in communication with the relevant audit firm, identified independence issues which arose in the three-year period for which KPMG withdrew its previously issued reports.

The services that PwC or another firm in PwC’s global network of firms previously performed for certain of the Company’s subsidiaries are set forth below. Unless specifically noted below, the services were performed by a firm in PwC’s global network of firms rather than by PwC.

Country	Type of Service

Bulgaria	- Routine corporate and administrative legal advisory and financial statement filing services in 2013, 2012, 2011 and 2010.

Colombia	- Payroll and administrative services in 2013 and 2012.

Ghana	- Payroll services in 2013, 2012 and 2011, and executive recruitment services in 2011.

India	- Secondment services in 2012, 2011 and 2010, and tax services pursuant to a contingent fee arrangement in 2013, 2012 and 2011.

Israel	- Financial reporting, secondment and bookkeeping services in 2012 and 2011.

Macedonia	- Routine corporate and administrative legal advisory services in 2013, 2012 and 2011.

Romania	- Routine corporate and administrative legal advisory services in 2013 and 2012.

Russia	- Routine corporate and administrative legal advisory services in 2013, 2012, 2011 and 2010.

Slovakia	- Routine corporate and administrative legal advisory services in 2013 and 2012.

United States	- Seconded two PwC staff members who served in the U.S. payroll department for the Company for a few months in 2010.

The assets and revenues of the Company’s non-U.S. subsidiaries in the countries noted above represented in the aggregate less than 5% and 8.5% of the Company’s total consolidated assets and revenues, respectively, in each year from 2010 through 2013; none of these non-U.S. subsidiaries individually represented more than 2.5% or 3.6% of the Company’s total consolidated assets or revenues, respectively, in any of these years. The fees paid to PwC and firms in PwC’s global network of firms for the services described above were approximately $55,000 in 2013, $250,000 in 2012, $192,000 in 2011 and $330,000 in 2010. PwC and the other firms in the global network of firms ceased providing these services to the Company’s subsidiaries upon being engaged as the Company’s auditor in May 2013. As an additional measure in relation to this matter, the Audit Committee engaged a separate independent registered public accounting firm to issue an audit report with respect to certain of the Company’s 2010 payroll accounts that were the subject of the services previously provided by PwC to the Company’s U.S. payroll department.

This Amendment No. 1 on Form 10-K/A to the Original 10-K, or the Amendment, is being filed to include PwC’s audit report on the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, and to make certain revisions to the Company’s financial statements and notes thereto for such periods in respect of the prior period income tax errors, or the Prior Period Errors, discussed in greater detail in Note 2, Basis of Presentation under the heading Revision of Prior Period Financial Statements in this Amendment. In addition, due to the Company filing this Amendment, the Company as required has revised Note 13, Fair Value Measurements, relating to the retrospective adoption of Accounting Standards Update, or ASU, 2011-11 and ASU 2013-01, which were effective for the Company’s fiscal year beginning January 1, 2013. See Note 2, Basis of Presentation under the heading New Accounting Pronouncements in this Amendment for additional information. In addition, Note 14, Subsequent Events, and Part II, Item 7, have also been updated to disclose the Company’s subsequent engagement of legal and advisory firms to assist in connection with a hedge fund manager’s publicly raised allegations. As a result, the Company’s consolidated financial statements and notes thereto incorporated by reference into Part II, Item 8 of the Original 10-K are hereby updated and superseded to reflect the foregoing. In addition, Part II, Items 6, 7 and 9A of the Original 10-K are amended and restated herein in their entirety to address the Prior Period Errors. Item 14 of Part III of the Form 10-K is also updated hereby to disclose the aggregate fees billed by PwC for the re-audit of the Company’s financial statements described above. In connection with the filing of this Amendment and pursuant to SEC Exchange Act Rule 12b-15, the Company is filing as exhibits to this Amendment new certifications of the Company’s principal executive officer and principal financial officer under Part IV, Item 15 hereof in respect of the periods covered by the Amendment. In addition, the Company is filing as exhibit 101 to this Amendment the amended and restated financial statements and related notes formatted in XBRL (eXtensible Business Reporting Language) under Part IV, Item 15 hereof to reflect the revisions to the Company’s financial statements described above.

Other than those changes outlined above, there are no changes to the Original 10-K and this Amendment does not change the other disclosures contained in the Original 10-K. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-K, and such forward looking statements should be read in their historical context.

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K/A, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Consolidated Financial Statements and the related Notes, and in our Annual Report on Form 10-K under the heading “Risk Factors.”

Forward-looking statements in this Annual Report on Form 10-K/A speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

The Company

Unless otherwise noted, the terms “we,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd. and its subsidiaries. Herbalife Ltd. is a holding company, with substantially all of its assets consisting of the capital stock of its direct and indirectly-owned subsidiaries.

PART II

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Amendment. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Income Statement Data:
Net sales	$4,072,330	$3,454,537	$2,734,226	$2,324,577	$2,359,213
Cost of sales	812,583	680,084	558,811	493,134	458,396

Gross profit	3,259,747	2,774,453	2,175,415	1,831,443	1,900,817
Royalty overrides	1,338,633	1,137,560	900,248	761,501	796,718
Selling, general and administrative expenses(1)	1,259,667	1,074,623	887,655	773,911	771,847

Operating income(1)	661,447	562,270	387,512	296,031	332,252
Interest expense, net	10,541	2,491	7,417	5,103	13,222

Income before income taxes	650,906	559,779	380,095	290,928	319,030
Income taxes	186,944	144,820	87,212	89,036	97,625

Net income	$463,962	$414,959	$292,883	$201,892	$221,405

Earnings per share
Basic	$4.13	$3.53	$2.46	$1.65	$1.74
Diluted	$3.94	$3.32	$2.32	$1.60	$1.68
Weighted average shares outstanding
Basic	112,359	117,540	119,004	122,442	127,570
Diluted	117,856	124,846	126,495	126,194	131,538
Other Financial Data:
Retail sales(2)	$6,404,334	$5,427,844	$4,306,262	$3,690,061	$3,811,159
Net cash provided by (used in):
Operating activities	567,784	510,540	387,875	285,056	272,988
Investing activities	(125,000)	(92,086)	(69,136)	(71,322)	(84,964)
Financing activities	(371,241)	(339,008)	(261,953)	(213,327)	(205,067)
Depreciation and amortization	74,384	71,853	68,621	62,437	48,732
Capital expenditures(3)	122,797	90,855	68,125	60,128	106,813

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents	$333,534	$258,775	$190,550	$150,801	$150,847
Receivables, net	116,139	89,660	85,612	76,958	70,002
Inventories	339,411	247,696	182,467	145,962	134,392
Total working capital	221,685	206,128	118,720	82,463	77,643
Total assets	1,724,143	1,463,075	1,241,110	1,152,830	1,131,448
Total debt	487,607	203,621	178,166	250,333	351,631
Shareholders’ equity(4)	395,483	548,144	473,996	351,218	235,092
Cash dividends per common share	1.20	0.73	0.45	0.40	0.40

(1)	The years ended December 31, 2009 and 2008 include severance and related expenses associated with restructuring activities of approximately $1.3 million and $6.7 million, respectively.
(2)	Retail sales represent the gross sales amount reflected on our invoices to our distributors and are based on suggested retail prices. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our distributors, after giving effect to all discounts provided to our distributors referred to as “distributor allowances,” which total approximately 50% of suggested retail sales prices. Distributor allowances as a percentage of sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. “Net sales” represents product sales and shipping & handling revenues.

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

Revision of Prior Period Financial Statements

Certain selected financial data disclosed above as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 have been revised due to the Prior Period Errors. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for information on the Prior Period Errors and the related revisions. The effects of the Prior Period Errors in the selected financial data presented above are as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income Statement Data:
Income taxes	$173,716	$186,944	$147,201	$144,820	$80,880	$87,212
Net income	$477,190	$463,962	$412,578	$414,959	$299,215	$292,883
Basic earnings per share	$4.25	$4.13	$3.51	$3.53	$2.51	$2.46

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Diluted earnings per share	$4.05	$3.94	$3.30	$3.32	$2.37	$2.32
Other Financial Data:
Operating activities	$567,784	$567,784	$509,331	$510,540	$389,084	$387,875
Financing activities	$(371,241)	$(371,241)	$(337,799)	$(339,008)	$(263,162)	$(261,953)

	Year Ended December 31, 2009		Year Ended December 31, 2008
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income Statement Data:
Income taxes	$87,582	$89,036	$97,840	$97,625
Net income	$203,346	$201,892	$221,190	$221,405
Basic earnings per share	$1.66	$1.65	$1.73	$1.74
Diluted earnings per share	$1.61	$1.60	$1.68	$1.68
Other Financial Data:
Operating activities	$285,056	$285,056	$272,988	$272,988
Financing activities	$(213,327)	$(213,327)	$(205,067)	$(205,067)

	As of December 31, 2012		As of December 31, 2011		As of December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands)
Balance Sheet Data:
Total working capital	$246,957	$221,685	$220,130	$206,128	$124,770	$118,720
Total assets	$1,703,944	$1,724,143	$1,446,209	$1,463,075	$1,232,220	$1,241,110
Shareholders’ equity	$420,755	$395,483	$560,188	$548,144	$487,212	$473,996

	As of December 31, 2009		As of December 31, 2008
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands)
Balance Sheet Data:
Total working capital	$83,536	$82,463	$82,869	$77,643
Total assets	$1,146,050	$1,152,830	$1,121,318	$1,131,448
Shareholders’ equity	$359,311	$351,218	$241,731	$235,092

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere this Amendment.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions. Throughout the last five years, foreign currency exchange rates have fluctuated significantly. From time to time, we enter into foreign exchange forward and option contracts to partially mitigate our foreign currency exchange risk as discussed in further detail in Item 7A — Quantitative and Qualitative Disclosures about Market Risk in the Original 10-K.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.9	19.7	20.4

Gross profit	80.1	80.3	79.6
Royalty overrides(1)	32.9	32.9	32.9
Selling, general and administrative expenses(1)	30.9	31.1	32.5

Operating income	16.3	16.3	14.2
Interest expense	0.4	0.3	0.4
Interest income	0.1	0.2	0.1

Income before income taxes	16.0	16.2	13.9
Income taxes	4.6	4.2	3.2

Net income	11.4	12.0	10.7

(1)	Compensation to our China sales employees and service fees to our independent service providers in China are included in selling, general and administrative expenses while distributor compensation for all other countries is included in royalty overrides.

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

Net income for the year ended December 31, 2012 increased 11.8% to $464.0 million, or $3.94 per diluted share, compared to $415.0 million, or $3.32 per diluted share, for the same period in 2011. The increase was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business, higher interest expense and higher income taxes.

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

Mexico

The Mexico region reported net sales of $496.1 million for the year ended December 31, 2012. Net sales for the year ended December 31, 2012 increased $59.2 million, or 13.6%, as compared to the same period in 2011. In local currency, net sales for the year ended December 31, 2012 increased 20.4% as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact of $30.1 million on net sales for the year ended December 31, 2012.

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

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2012	Year Ended December 31, 2011
	(Dollars in millions)
Interest expense	$16.7	$9.9
Interest income	(6.2)	(7.4)

Net Interest Expense	$10.5	$2.5

The increase in net interest expense for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to higher outstanding balances on the Credit Facility, and lower interest received related to non-income tax refunds.

Income Taxes

Income taxes were $186.9 million for the year ended December 31, 2012, as compared to $144.8 million for the same period in 2011. As a percentage of pre-tax income, the effective income tax rate was 28.7% for the year ended December 31, 2012, as compared to 25.9% for the same period in 2011. The increase in the effective tax rate for the year ended December 31, 2012, as compared to the same period in 2011, was primarily due to lower net benefits from discrete events, changes in the geographic mix of the Company’s income, and increased accruals for tax contingencies. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

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

Net income for the year ended December 31, 2011 increased 41.7% to $415.0 million, or $3.32 per diluted share, compared to $292.9 million, or $2.32 per diluted share, for the same period in 2010. The increase was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business and higher income taxes. In addition, net income for the year ended December 31, 2010 was also negatively impacted by matters related to Venezuela, as described below.

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

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2011	Year Ended December 31, 2010
	(Dollars in millions)
Interest expense	$9.9	$9.7
Interest income	(7.4)	(2.3)

Net Interest Expense	$2.5	$7.4

The decrease in net interest expense for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to $2.6 million of interest received on VAT refunds during 2011 and an increase in interest income earned on our outstanding cash and cash equivalents balances which had increased during 2011.

Income Taxes

Income taxes were $144.8 million for the year ended December 31, 2011, as compared to $87.2 million for the same period in 2010. As a percentage of pre-tax income, the effective income tax rate was 25.9% for the year ended December 31, 2011, as compared to 22.9% for the same period in 2010. The increase in the effective tax rate for the year ended December 31, 2011, as compared to the same period in 2010, was primarily due to the conversion of Venezuela to a highly inflationary economy in 2010, a tax benefit from an international income tax audit settlement recognized in 2010, and the change in the operating effective rate reflecting changes in the country mix. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

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

For the year ended December 31, 2012, we generated $567.8 million of operating cash flow, as compared to $510.5 million for the same period in 2011. The increase in cash generated from operations was primarily due to an increase in operating income of $99.2 million driven by a 17.9% growth in net sales for the year ended December 31, 2012 as compared to the same period in 2011. For the year ended December 31, 2011, we generated $510.5 million of operating cash flow, as compared to $387.9 million for the same period in 2010. The increase in cash generated from operations was primarily due to an increase in operating income of $174.8 million driven by a 26.3% growth in net sales for the year ended December 31, 2011 as compared to the same period in 2010.

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

During the year ended December 31, 2012, we borrowed $1,428.0 million and paid a total of $1,142.5 million under the Credit Facility. During the year ended December 31, 2011, we borrowed $859.7 million and $54.0 million under the Credit Facility and the Prior Credit Facility, respectively, and paid a total of $657.7 million and $228.9 million of the Credit Facility and Prior Credit Facility, respectively. During 2010, we borrowed $427.0 million and paid $487.0 million under the Prior Revolving Credit Facility. As of December 31, 2012 and December 31, 2011, the U.S. dollar amount outstanding under the Credit Facility was $487.5 million and $202.0 million, respectively. The $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, related to the Term Loan and there were no amounts outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2012 and December 31, 2011 under the Credit Facility.

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

Working Capital and Operating Activities

As of December 31, 2012 and December 31, 2011, we had positive working capital of $221.7 million and $206.1 million, respectively, or an increase of $15.6 million. This increase was primarily related to the increase in our cash and cash equivalents, receivables and inventories, partially offset by the increases in our current liabilities primarily related to our accounts payables, royalty overrides, accrued expenses, and current portion of long-term debt. The increase in receivables primarily relates to increases in receivables from credit card companies due to the sales growth of our business. The increase in inventory primarily relates to increases in finished goods to support sales growth and strategic sourcing initiatives.

We expect that cash and funds provided from operations and available borrowings under the Credit Facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk in the Original 10-K.

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

Quarterly Results of Operations

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
	(In thousands except per share data)
Operations:
Net sales	$1,059,320	$1,016,887	$1,031,948	$964,175	$884,569	$895,218	$879,654	$795,096
Cost of sales	211,105	201,597	203,737	196,144	170,960	175,308	171,023	162,793

Gross profit	848,215	815,290	828,211	768,031	713,609	719,910	708,631	632,303
Royalty overrides	355,658	330,247	335,195	317,533	293,109	290,842	289,232	264,377
Selling, general and administrative expenses	332,764	324,200	306,310	296,393	286,151	277,721	266,225	244,526

Operating income	159,793	160,843	186,706	154,105	134,349	151,347	153,174	123,400
Interest expense, net	2,453	3,546	3,169	1,373	(1,357)	345	855	2,648

Income before income taxes	157,340	157,297	183,537	152,732	135,706	151,002	152,319	120,752
Income taxes(1)	45,133	45,424	51,586	44,801	25,634	43,543	43,718	31,925

Net income(1)	$112,207	$111,873	$131,951	$107,931	$110,072	$107,459	$108,601	$88,827

Earnings per share
Basic(1)	$1.04	$1.03	$1.13	$0.93	$0.95	$0.92	$0.91	$0.75
Diluted(1)	$1.00	$0.98	$1.09	$0.88	$0.90	$0.86	$0.86	$0.71
Weighted average shares outstanding
Basic	107,444	108,816	116,557	116,191	115,989	116,975	119,007	118,206
Diluted	112,230	113,646	121,482	122,373	122,640	124,275	126,617	125,625

(1)	Income taxes, net income, basic earnings per share, and diluted earnings per share for the disclosed quarterly periods during the years ended December 31, 2012 and 2011 have been revised due to the Prior Period Errors. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for information on these income tax errors and the related revisions.

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

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We believe that the hedge fund manager’s allegations are inaccurate and misleading. Subsequently, we have engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events.

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

Goodwill and marketing related intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. As discussed below, for goodwill impairment testing, we have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. Currently, we do not use this qualitative assessment option but we could in the future elect to use this option. For our marketing related intangible assets a similar qualitative option is also currently available. However, we currently use a discounted cash flow model, or the income approach, under the relief-from-royalty method to determine the fair value of our marketing related intangible assets in order to confirm there is no impairment required. For our marketing related intangible assets, if we do not use this qualitative assessment option, we could still in the future elect to use this option.

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

Our consolidated financial statements and notes thereto and the reports of PricewaterhouseCoopers LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15 — Exhibits and Financial Statement Schedules of this Amendment, and is incorporated herein by reference.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2012 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, and notwithstanding the Prior Period Errors disclosed in Note 2, Basis of Presentation, to the Consolidated Financial Statements, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require the Company to include in this Amendment, an assessment by management of the effectiveness of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In addition, the Company’s independent auditors must attest to and report on the effectiveness of the Company’s internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, under the framework in Internal Control — Integrated Framework, and notwithstanding the Prior Period Errors disclosed in Note 2, Basis of Presentation, to the Consolidated Financial Statements, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Amendment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accountants for Fiscal 2011 and 2012

Following the resignation of KPMG LLP as the Company’s independent registered public accounting firm on April 8, 2013, the Audit Committee of the Company’s Board of Directors engaged PricewaterhouseCoopers LLP, or PwC, on May 21, 2013, to serve as the Company’s new independent registered public accounting firm to audit the Company’s financial statements for its fiscal year ending December 31, 2013 and to re-audit the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 included in the Original 10-K, including the audit of the Company’s internal control over financial reporting as of December 31, 2012 required by Section 404 of the Sarbanes-Oxley Act of 2002. PwC has provided audit services in the aggregate amount of approximately $15 million for the re-audit of the financial statements for the years ended December 31, 2010, 2011 and 2012, included within this Amendment.

As previously disclosed, the following services were provided by KPMG LLP during fiscal years 2011 and 2012:

	2011	2012
Audit Fees(1)	$3,839,000	$3,940,000
Audit-related fees(2)	—	$82,000
Tax fees(3)	$474,000	$773,000
All other fees	—	—

Total	$4,313,000	$4,795,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the audit of internal controls required by Section 404 of the Sarbanes-Oxley Act of 2002, and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of assurance and related services that were reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and which are not reported above under “Audit fees.” These fees primarily relate to accounting consultation services.
(3)	Tax fees were billed for the following services: tax compliance and international tax guidance.

Pre-Approval Policy

The audit committee has adopted pre-approval policies and procedures for audit and non-audit services which the Company’s independent auditors have historically provided. Pursuant to those policies and procedures, the Company’s external auditor cannot be engaged to provide any audit or non-audit services to the Company unless the engagement is pre-approved by the audit committee in compliance with the Sarbanes-Oxley Act of 2002. All fees and services described above were pre-approved pursuant to this policy.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Amendment, or incorporated herein by reference:

1. Financial Statements. The following financial statements of Herbalife Ltd. are filed as part of this Amendment on the pages indicated:

2. Financial Statement Schedules. Schedules are omitted because the required information is inapplicable, not material, or the information is presented in the consolidated financial statements or related notes.

3. Exhibits. The exhibits listed in the Exhibit Index immediately below are filed as part of this Amendment, or are incorporated by reference herein.

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d	)

4.1	Form of Share Certificate	(d	)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a	)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)

Exhibit Number	Description	Reference

10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c	)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c	)

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d	)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e	)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(l	)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(l	)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(p	)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(p	)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(p	)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(p	)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p	)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(p	)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(s	)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(s	)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(s	)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(s	)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(s	)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(s	)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(g	)

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(h	)

10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(h	)

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(i	)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(j	)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(j	)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(k	)

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(n	)

Exhibit Number	Description	Reference

10.46#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(n	)

10.47#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l	)

10.48#	Amended and Restated Non-Management Directors Compensation Plan	(l	)

10.49#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(l	)

10.50#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(m	)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(o	)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(o	)

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(p	)

10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(s	)

10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(q	)

10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(r	)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(s	)

21.1	Subsidiaries of the Registrant	(t	)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on February 26, 2008 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and is incorporated herein by reference.
(h)	Previously filed on April 7, 2008 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(j)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(k)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(m)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(q)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(r)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(s)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(t)	Previously filed on February 19, 2013 as an Exhibit to the Original 10-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Herbalife Ltd. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting as of December 31, 2012 based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects as of December 31, 2012. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

December 16, 2013

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$333,534	$258,775
Receivables, net of allowance for doubtful accounts of $2,273 (2012) and $2,250 (2011)	116,139	89,660
Inventories	339,411	247,696
Prepaid expenses and other current assets	145,624	134,605
Deferred income taxes	49,339	54,949

Total current assets	984,047	785,685

Property, plant and equipment — at cost:
Land and Building	22,193	—
Furniture and fixtures	8,625	6,020
Equipment	373,028	301,689
Leasehold improvements	94,902	79,729

	498,748	387,438
Less: accumulated depreciation and amortization	(255,862)	(193,735)

Net property, plant and equipment	242,886	193,703

Deferred compensation plan assets	24,267	20,511
Other assets	48,805	41,125
Deferred financing costs, net	7,462	4,797
Marketing related intangibles and other intangible assets, net	311,186	311,764
Goodwill	105,490	105,490

Total assets	$1,724,143	$1,463,075

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$75,209	$57,095
Royalty overrides	243,351	197,756
Accrued compensation	95,220	76,435
Accrued expenses	181,523	152,744
Current portion of long-term debt	56,302	1,542
Advance sales deposits	49,432	31,702
Income taxes payable	61,325	62,283

Total current liabilities	762,362	579,557
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	431,305	202,079
Deferred compensation plan liability	29,454	23,702
Deferred income taxes	62,982	70,390
Other non-current liabilities	42,557	39,203

Total liabilities	1,328,660	914,931

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value, 1.0 billion shares authorized, 106.9 million (2012) and 115.8 million (2011) shares outstanding	107	116
Paid-in capital in excess of par value	303,975	291,950
Accumulated other comprehensive loss	(31,695)	(37,809)
Retained earnings	123,096	293,887

Total shareholders’ equity	395,483	548,144

Total liabilities and shareholders’ equity	$1,724,143	$1,463,075

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Product sales	$3,476,926	$2,944,722	$2,337,493
Shipping & handling revenues	595,404	509,815	396,733

Net sales	4,072,330	3,454,537	2,734,226
Cost of sales	812,583	680,084	558,811

Gross profit	3,259,747	2,774,453	2,175,415
Royalty overrides	1,338,633	1,137,560	900,248
Selling, general and administrative expenses	1,259,667	1,074,623	887,655

Operating income	661,447	562,270	387,512
Interest expense	16,736	9,864	9,664
Interest income	6,195	7,373	2,247

Income before income taxes	650,906	559,779	380,095
Income taxes	186,944	144,820	87,212

NET INCOME	$463,962	$414,959	$292,883

Earnings per share
Basic	$4.13	$3.53	$2.46
Diluted	$3.94	$3.32	$2.32
Weighted average shares outstanding
Basic	112,359	117,540	119,004
Diluted	117,856	124,846	126,495

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(In thousands)
Net income	$463,962	$414,959	$292,883
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $283 (2012), ($3,090) (2011), and $0 (2010)	9,821	(16,757)	583
Unrealized (loss) gain on derivatives, net of income taxes of ($1,161) (2012), $1,455 (2011), and ($1,222) (2010)	(3,707)	6,233	(4,472)

Total other comprehensive income (loss)	6,114	(10,524)	(3,889)

Total comprehensive income	$470,076	$404,435	$288,994

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	(In thousands, except per share amounts)
Balance at December 31, 2009	$120	$222,882	$(23,396)	$151,612	$351,218
Issuance of 3.3 million common shares from exercise of stock options, SARs, restricted stock units, and employee stock purchase plan	4	15,305			15,309
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		9,254			9,254
Additional capital from share based compensation		22,969			22,969
Repurchases of 6.0 million common shares	(6)	(21,088)		(138,914)	(160,008)
Dividends and dividend equivalents ($0.45 per share)		580		(54,320)	(53,740)
Net income				292,883	292,883
Foreign currency translation adjustment			583		583
Unrealized loss on derivatives, net of income taxes of ($1,222)			(4,472)		(4,472)

Balance at December 31, 2010	$118	$249,902	$(27,285)	$251,261	$473,996

Issuance of 3.7 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and 0.4 million from exercise of warrants	4	26,463			26,467
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		26,241			26,241
Additional capital from share based compensation		24,133			24,133
Repurchases of 6.0 million common shares	(6)	(35,427)		(286,206)	(321,639)
Dividends and dividend equivalents ($0.73 per share)		638		(86,127)	(85,489)
Net income				414,959	414,959
Foreign currency translation adjustment, net of income taxes of ($3,090)			(16,757)		(16,757)
Unrealized gain on derivatives, net of income taxes of $1,455			6,233		6,233

Balance at December 31, 2011	$116	$291,950	$(37,809)	$293,887	$548,144

Issuance of 2.1 million common shares from exercise of stock options, SARs, restricted stock units, and employee stock purchase plan, and 0.4 million from exercise of warrants	3	11,261			11,264
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		29,684			29,684
Additional capital from share based compensation		28,133			28,133
Repurchases of 11.5 million common shares	(12)	(57,655)		(499,060)	(556,727)
Dividends and dividend equivalents ($1.20 per share)		602		(135,693)	(135,091)
Net income				463,962	463,962
Foreign currency translation adjustment, net of income taxes of $283			9,821		9,821
Unrealized loss on derivatives, net of income taxes of ($1,161)			(3,707)		(3,707)

Balance at December 31, 2012	$107	$303,975	$(31,695)	$123,096	$395,483

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$463,962	$414,959	$292,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,384	71,853	68,621
Excess tax benefits from share-based payment arrangements	(29,684)	(26,241)	(8,937)
Share based compensation expenses	27,906	24,133	22,969
Amortization of discount and deferred financing costs	1,797	1,007	500
Deferred income taxes	(7,758)	(21,271)	(33,338)
Unrealized foreign exchange transaction loss (gain)	2,121	9,403	(7,142)
Write-off of deferred financing costs	—	914	—
Foreign exchange loss from adoption of highly inflationary accounting in Venezuela	—	—	15,131
Other	532	2,206	2,527
Changes in operating assets and liabilities:
Receivables	(28,186)	(9,687)	(7,593)
Inventories	(82,177)	(84,880)	(31,516)
Prepaid expenses and other current assets	249	3,229	10,254
Other assets	(5,288)	(13,864)	(3,485)
Accounts payable	17,034	15,427	6,650
Royalty overrides	41,868	44,041	15,732
Accrued expenses and accrued compensation	39,440	28,749	31,092
Advance sales deposits	17,790	(1,538)	12,439
Income taxes	28,042	48,565	(2,450)
Deferred compensation plan liability	5,752	3,535	3,538

NET CASH PROVIDED BY OPERATING ACTIVITIES	567,784	510,540	387,875

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(121,524)	(90,408)	(68,125)
Proceeds from sale of property, plant and equipment	280	297	115
Deferred compensation plan assets	(3,756)	(1,975)	(1,126)

NET CASH USED IN INVESTING ACTIVITIES	(125,000)	(92,086)	(69,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(135,091)	(85,489)	(53,740)
Borrowings from long-term debt	1,430,560	914,200	427,000
Principal payments on long-term debt	(1,146,580)	(888,865)	(499,451)
Deferred financing costs	(4,460)	(5,718)	—
Share repurchases	(556,727)	(321,639)	(160,008)
Excess tax benefits from share-based payment arrangements	29,684	26,241	8,937
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	11,373	22,262	15,309

NET CASH USED IN FINANCING ACTIVITIES	(371,241)	(339,008)	(261,953)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,216	(11,221)	(17,037)

NET CHANGE IN CASH AND CASH EQUIVALENTS	74,759	68,225	39,749
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	258,775	190,550	150,801

CASH AND CASH EQUIVALENTS, END OF YEAR	$333,534	$258,775	$190,550

CASH PAID DURING THE YEAR
Interest paid	$14,268	$8,800	$9,295

Income taxes paid	$169,725	$118,906	$111,497

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

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2013, in connection with preparing the interim financial information presented in the Quarterly Report on Form 10-Q for that period, prior period errors were identified which affected the interim period ended June 30, 2013, and the annual periods ended December 31, 2012, 2011 and 2010, including the applicable interim periods therein. These income tax errors primarily relate to income tax expenses calculated on intercompany inventory transactions and the Company’s application of ASC 740-10-25-3(e) and ASC 810-10-45-8. As a result of its misapplication of these accounting standards, the Company’s income tax expenses and net income within its consolidated statement of income were misstated. There were also certain amounts within the Company’s other consolidated financial statements that were misstated. The Company has reflected the correction of these identified prior period errors in the periods in which they originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. If the entire correction was recorded in the second quarter of 2013, it is expected that the cumulative amount would not be material for the fiscal year ending December 31, 2013. As such, this cumulative amount could have been recorded as an out of period adjustment during the second quarter of 2013. However, because the Company is amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 due to its predecessor auditors withdrawing their opinions, and will amend its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2013, June 30, 2013, and September 30, 2013 that were deficient due to the absence of a Statement of Auditing Standards No. 100 review, the Company decided to revise its applicable prior period financial statements in the amendments to its Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 so that the financial statements included herein and therein do not include these income tax errors. The Company believes this approach is more beneficial to investors due to the Company’s unusual facts and circumstances surrounding its predecessor auditors resigning and withdrawing their audit opinions and the Company being required to file amendments to its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q referenced above. As such, the revisions for these corrections are reflected herein and will be reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The effects of these prior period errors in the consolidated financial statements are as follows:

Consolidated Balance Sheets

	December 31, 2012		December 31, 2011
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Prepaid expenses and other current assets	$125,425	$145,624	$117,073	$134,605
Deferred income taxes	$49,339	$49,339	$55,615	$54,949
Total current assets	$963,848	$984,047	$768,819	$785,685
Total assets	$1,703,944	$1,724,143	$1,446,209	$1,463,075
Income taxes payable	$15,854	$61,325	$31,415	$62,283
Total current liabilities	$716,891	$762,362	$548,689	$579,557
Deferred income taxes	$62,982	$62,982	$72,348	$70,390
Total liabilities	$1,283,189	$1,328,660	$886,021	$914,931
Retained earnings	$148,368	$123,096	$305,931	$293,887
Total shareholders’ equity	$420,755	$395,483	$560,188	$548,144
Total liabilities and shareholders’ equity	$1,703,944	$1,724,143	$1,446,209	$1,463,075

Consolidated Statements of Income

	Three months Ended March 31, 2012 (Unaudited)		Three months Ended June 30, 2012 (Unaudited)		Three months Ended September 30, 2012 (Unaudited)
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$44,570	$44,801	$50,169	$51,586	$39,518	$45,424
Net Income	$108,162	$107,931	$133,368	$131,951	$117,779	$111,873
Basic earnings per share	$0.93	$0.93	$1.14	$1.13	$1.08	$1.03
Diluted earnings per share	$0.88	$0.88	$1.10	$1.09	$1.04	$0.98

	Three months Ended December 31, 2012 (Unaudited)		Three months Ended March 31, 2011 (Unaudited)		Three months Ended June 30, 2011 (Unaudited)
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$39,459	$45,133	$32,733	$31,925	$41,139	$43,718
Net Income	$117,881	$112,207	$88,019	$88,827	$111,180	$108,601
Basic earnings per share	$1.10	$1.04	$0.74	$0.75	$0.93	$0.91
Diluted earnings per share	$1.05	$1.00	$0.70	$0.71	$0.88	$0.86

	Three months Ended September 30, 2011 (Unaudited)		Three months Ended December 31, 2011 (Unaudited)
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$42,980	$43,543	$30,349	$25,634
Net Income	$108,022	$107,459	$105,357	$110,072
Basic earnings per share	$0.92	$0.92	$0.91	$0.95
Diluted earnings per share	$0.87	$0.86	$0.86	$0.90

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$173,716	$186,944	$147,201	$144,820	$80,880	$87,212
Net Income	$477,190	$463,962	$412,578	$414,959	$299,215	$292,883
Basic earnings per share	$4.25	$4.13	$3.51	$3.53	$2.51	$2.46
Diluted earnings per share	$4.05	$3.94	$3.30	$3.32	$2.37	$2.32

Consolidated Statements of Comprehensive Income

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Net Income	$477,190	$463,962	$412,578	$414,959	$299,215	$292,883
Total comprehensive income	$483,304	$470,076	$402,054	$404,435	$295,326	$288,994

Consolidated Statements of Changes in Shareholders’ Equity

	Paid-in Capital in Excess of par Value		Retained Earnings		Total Shareholders’ Equity
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Balance at December 31, 2009	$222,882	$222,882	$159,705	$151,612	$359,311	$351,218
Excess tax benefit from exercise of stock options, SARs and restricted stock grants	$8,045	$9,254			$8,045	$9,254
Net income			$299,215	$292,883	$299,215	$292,883
Balance at December 31, 2010	$248,693	$249,902	$265,686	$251,261	$487,212	$473,996
Excess tax benefit from exercise of stock options, SARs and restricted stock grants	$27,450	$26,241			$27,450	$26,241
Net income			$412,578	$414,959	$412,578	$414,959
Balance at December 31, 2011	$291,950	$291,950	$305,931	$293,887	$560,188	$548,144
Net income			$477,190	$463,962	$477,190	$463,962
Balance at December 31, 2012	$303,975	$303,975	$148,368	$123,096	$420,755	$395,483

Consolidated Statement of Cash Flows

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Net income	$477,190	$463,962	$412,578	$414,959	$299,215	$292,883
Excess tax benefits from share-based payment arrangements	$(29,684)	$(29,684)	$(27,450)	$(26,241)	$(7,728)	$(8,937)
Deferred income taxes	$(9,050)	$(7,758)	$(12,984)	$(21,271)	$(33,313)	$(33,338)
Income taxes	$16,106	$28,042	$42,659	$48,565	$(8,807)	$(2,450)
Net cash provided by operating activities	$567,784	$567,784	$509,331	$510,540	$389,084	$387,875
Excess tax benefits from share-based payment arrangements	$29,684	$29,684	$27,450	$26,241	$7,728	$8,937
Net cash used in financing activities	$(371,241)	$(371,241)	$(337,799)	$(339,008)	$(263,162)	$(261,953)

In addition, the Company also identified income tax errors related to certain deferred income tax assets, which carry full valuation allowances. These deferred income tax assets relate to deferred interest expense carryforwards and net operating loss carryforwards which resulted in the gross deferred tax assets and related valuation allowance assets being overstated by $40.2 million as of December 31, 2011. These errors had no net impact to the Company’s financial position as of December 31, 2012 and 2011, or to the Company’s results of operations and cash flows for the years ended December 31, 2012, 2011 and 2010. However, certain information presented within Note 12, Income Taxes, included in the Original 10-K was misstated. The Company is revising its applicable disclosures in Note 12 in this Amendment so that the disclosures included herein do not include these immaterial errors.

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

In January 2013, the FASB issued ASU 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities which provides further clarification relating to the scope of ASU 2011-11, Balance Sheet (Topic 210): Disclosure about Offsetting Assets and Liabilities. Effective for fiscal years beginning on or after January 1, 2013, ASU 2011-11 requires an entity to include additional disclosures about financial instruments and transactions eligible for offset in the statement of financial position, as well as financial instruments subject to a master netting agreement or similar arrangement. ASU 2013-01 added further scope clarification that ASU 2011-11 applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. This pronouncement may increase the Company’s disclosures, including disclosures about its derivatives described in Note 11, Derivative Instruments and Hedging Activities, and will not have a material effect on the Company’s operating results or financial position. This ASU will be effective for fiscal years beginning on or after January 1, 2013, including interim periods within those fiscal years. Due to the Company filing this Amendment, the Company has retrospectively adopted ASU 2013-01 and ASU 2011-11 and has presented the required disclosures within Note 13, Fair Value Measurements.

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

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company uses a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value then a goodwill impairment amount is recorded for the difference. For the marketing related intangible assets, the Company uses a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value then an impairment amount is recorded for the difference. During the years ended December 31, 2012, 2011, and 2010, there were no goodwill or marketing related intangible asset impairments. At December 31, 2012, 2011, and 2010, the marketing related intangible asset balance was $310.0 million which consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2012, 2011, and 2010, the goodwill balance was $105.5 million, $105.5 million, and $102.9 million, respectively. The $2.6 million increase in goodwill in 2011 from 2010 was primarily due to the acquisition of iChange Network, Inc., a privately held software company, where the purchase price was not material to the Company’s consolidated financial statements.

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

For the years ended December 31, 2012, 2011, and 2010, excess tax benefits of $29.7 million, $26.2 million, and $9.3 million, respectively, were generated and recognized from exercises of awards.

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

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net Sales:
Primary Reporting Segment:
United States	$816.9	$676.9	$595.4
Mexico	496.1	436.9	334.0
South Korea	421.4	343.5	208.9
Others	2,059.4	1,786.4	1,411.5

Total Primary Reporting Segment	3,793.8	3,243.7	2,549.8
China	278.5	210.8	184.4

Total Net Sales	$4,072.3	$3,454.5	$2,734.2

Contribution Margin(1):
Primary Reporting Segment:
United States	$359.5	$286.3	$257.0
Mexico	205.6	191.1	131.7
South Korea	199.4	163.1	103.0
Others	906.5	810.0	618.5

Total Primary Reporting Segment	1,671.0	1,450.5	1,110.2
China(2)	250.1	186.4	165.0

Total Contribution Margin	$1,921.1	$1,636.9	$1,275.2
Selling, general and administrative expense (2)	1,259.7	1,074.6	887.7
Interest expense	16.7	9.9	9.7
Interest income	6.2	7.4	2.3

Income before income taxes	650.9	559.8	380.1
Income taxes	186.9	144.8	87.2

Net Income	$464.0	$415.0	$292.9

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Capital Expenditures:
United States	$81.6	$60.4	$51.0
Mexico	2.8	3.5	2.5
South Korea	4.1	2.1	0.4
China	15.4	6.6	3.1
Others	18.9	18.3	11.1

Total Capital Expenditures	$122.8	$90.9	$68.1

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Net sales by product line:
Weight Management	$2,554.9	$2,158.7	$1,698.9
Targeted Nutrition	944.8	789.6	629.2
Energy, Sports & Fitness	209.4	169.8	121.3
Outer Nutrition	146.3	147.8	127.5
Literature, Promotional and Other(3)	216.9	188.6	157.3

Total Net Sales	$4,072.3	$3,454.5	$2,734.2

Net sales by geographic region:
North America	$841.2	$698.6	$614.1
Mexico	496.1	436.9	334.0
South & Central America	688.8	554.4	390.4
EMEA	627.8	615.2	527.8
Asia Pacific	1,139.9	938.6	683.5
China	278.5	210.8	184.4

Total Net Sales	$4,072.3	$3,454.5	$2,734.2

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part II, Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment to the Company’s Annual Report on Form 10-K for a description of net sales, cost of sales and royalty overrides.
(2)	Compensation to China sales employees and service fees to China independent service providers totaling $123.5 million, $96.8 million, and $87.3 million for the years ended December 31, 2012, 2011, and 2010, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of December 31, 2012 and 2011, total assets for the Company’s Primary Reporting Segment were $1,607.2 million and $1,374.3 million, respectively. Total assets for the China segment were $116.9 million and $88.8 million as of December 31, 2012 and 2011, respectively.

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

As of December 31, 2012, the deferred tax assets related to the U.S. and all foreign countries was $68.4 million and $51.4 million, respectively. As of December 31, 2011, the deferred tax assets related to the U.S. and all foreign countries was $67.3 million and $46.2 million, respectively.

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

12. Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Domestic	$172.3	$143.9	$69.5
Foreign	478.6	415.9	310.6

Total	$650.9	$559.8	$380.1

Income taxes are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current:
Foreign	$104.0	$103.3	$84.9
Federal	82.1	55.3	27.4
State	8.6	7.4	8.2

	194.7	166.0	120.5

Deferred:
Foreign	(6.3)	(11.8)	(3.2)
Federal	(2.7)	(8.7)	(29.9)
State	1.2	(0.7)	(0.2)

	(7.8)	(21.2)	(33.3)

	$186.9	$144.8	$87.2

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

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended December 31,
	2012	2011
Deferred income tax assets:
Accruals not currently deductible	$48.0	$46.4
Tax loss carry forwards of certain foreign subsidiaries	22.0	16.9
Depreciation/amortization	13.5	13.9
Deferred compensation plan	35.6	26.2
Deferred interest expense	186.9	151.3
Accrued vacation	4.6	4.0
Inventory reserve	6.4	4.2
Hyperinflationary adjustment	3.5	7.4
Other	8.6	11.3

Gross deferred income tax assets	329.1	281.6
Less: valuation allowance	(209.3)	(168.1)

Total deferred income tax assets	$119.8	$113.5

Deferred income tax liabilities:
Intangible assets	$111.7	$113.1
Unremitted foreign earnings	13.9	8.7
Other	4.5	4.7

Total deferred income tax liabilities	$130.1	$126.5

Total net deferred tax liabilities	$(10.3)	$(13.0)

Net operating loss carryforwards of subsidiaries for 2012 and 2011 were $22.0 million and $16.9 million, respectively. If unused, net operating losses and tax credits of $2.6 million will expire between 2013 and 2022 and $19.4 million can be carried forward indefinitely. Deferred interest carryforwards of subsidiaries for 2012 and 2011 were $186.9 million and $151.3 million, respectively, and can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2012 and December 31, 2011 the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to deferred interest expense carryforwards and net operating loss carryforwards, in the amount of $209.3 million and $168.1 million, respectively. The change in the Company’s valuation allowance during 2012 of $41.2 million was related to $40.2 million of net additions charged to income tax expense and $1.0 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2011 of $29.5 million was related to $31.8 million of net additions charged to income tax expense, reduced by $2.3 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2010 of $65.4 million was primarily related to net additions charged to income tax expense.

At December 31, 2012, the Company’s U.S. consolidated group had approximately $66.4 million of unremitted earnings that were permanently reinvested from certain foreign subsidiaries. In addition, at December 31, 2012, Herbalife Ltd. had approximately $1.6 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax liability on the unremitted foreign earnings as of December 31, 2012 and 2011 was $13.9 million and $8.7 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Tax expense at United States statutory rate	$227.8	$195.9	$133.0
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(97.9)	(78.1)	(71.1)
U.S. tax (benefit) on foreign income net of foreign tax credits	1.8	(8.8)	(19.3)
Increase (decrease) in valuation allowances	40.2	31.8	65.4
State taxes, net of federal benefit	7.3	5.2	5.9
Unrecognized tax benefits	6.6	1.1	(10.9)
Venezuela DASTM hyperinflationary impact	—	—	(14.5)
Other	1.1	(2.3)	(1.3)

Total	$186.9	$144.8	$87.2

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

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheet at December 31, 2012 and December 31, 2011:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
December 31, 2012
Foreign exchange currency contracts	$1.2	$(1.2)	—

Total	$1.2	$(1.2)	—

December 31, 2011
Foreign exchange currency contracts	$5.2	$(0.7)	$4.5

Total	$5.2	$(0.7)	$4.5

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
December 31, 2012
Foreign exchange currency contracts	$4.6	$(1.2)	$3.4
Interest rate swaps	2.0	—	2.0

Total	$6.6	$(1.2)	$5.4

December 31, 2011
Foreign exchange currency contracts	$0.7	$(0.7)	—
Interest rate swaps	5.1	—	$5.1

Total	$5.8	$(0.7)	$5.1

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2012 and December 31, 2011, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Subsequent Events

On February 19, 2013, the Company announced that its board of directors approved a quarterly cash dividend of $0.30 per common share to shareholders of record as of March 5, 2013, payable on March 19, 2013.

Subsequent to the year-ended December 31, 2012, borrowings under the Company’s revolving credit facility, excluding the Term Loan portion, increased to $500.0 million, and there was approximately $195.2 million of unused available credit as of February 19, 2013. These borrowed monies were primarily used for common share repurchases under the Company’s share repurchase program described below. As of February 19, 2013, the Company had approximately $987.5 million of total borrowings outstanding under the Credit Facility, including the Term Loan and revolving credit facility.

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

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. Subsequently, the Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events.

15. Quarterly Information (Unaudited)

	2012	2011
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$964.2	$795.1
Gross profit	768.0	632.3
Net income	107.9	88.8
Earnings per share
Basic	$0.93	$0.75
Diluted	$0.88	$0.71
Second Quarter Ended June 30
Net sales	$1,031.9	$879.7
Gross profit	828.2	708.6
Net income	132.0	108.6
Earnings per share
Basic	$1.13	$0.91
Diluted	$1.09	$0.86
Third Quarter Ended September 30
Net sales	$1,016.9	$895.2
Gross profit	815.3	719.9
Net income	111.9	107.5
Earnings per share
Basic	$1.03	$0.92
Diluted	$0.98	$0.86
Fourth Quarter Ended December 31
Net sales	$1,059.3	$884.5
Gross profit	848.2	713.7
Net income	112.2	110.1
Earnings per share
Basic	$1.04	$0.95
Diluted	$1.00	$0.90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone
Chief Financial Officer

Dated: December 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	December 16, 2013
Michael O. Johnson

/s/ JOHN G. DESIMONE	Chief Financial Officer (Principal Financial Officer)	December 16, 2013
John G. DeSimone

/s/ BOSCO CHIU	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	December 16, 2013
Bosco Chiu

/s/ LEROY T. BARNES, JR.	Director	December 16, 2013
Leroy T. Barnes, Jr.

/s/ RICHARD P. BERMINGHAM	Director	December 16, 2013
Richard P. Bermingham

/s/ CAROLE BLACK	Director	December 16, 2013
Carole Black

/s/ PEDRO CARDOSO	Director	December 16, 2013
Pedro Cardoso

/s/ RICHARD H. CARMONA	Director	December 16, 2013
Richard H. Carmona

/s/ JONATHAN CHRISTODORO	Director	December 16, 2013
Jonathan Christodoro

/s/ KEITH COZZA	Director	December 16, 2013
Keith Cozza

/s/ JEFFREY T. DUNN	Director	December 16, 2013
Jeffrey T. Dunn

/s/ MICHAEL J. LEVITT	Director	December 16, 2013
Michael J. Levitt

/s/ COLOMBE M. NICHOLAS	Director	December 16, 2013
Colombe M. Nicholas

/s/ MARIA OTERO	Director	December 16, 2013
Maria Otero

/s/ JOHN TARTOL	Director	December 16, 2013
John Tartol