Form 10-Q/A
period 2013-03-31
HERBALIFE LTD.
filed 2013-12-16
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Number of shares of registrant’s common shares outstanding as of December 11, 2013 was 101,010,427.

HERBALIFE LTD.

EXPLANATORY NOTE

On April 29, 2013, Herbalife Ltd., or the Company, filed its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, or the Original 10-Q. However, as previously disclosed in the Original 10-Q, because of the resignation of KPMG LLP as the Company’s independent registered public accounting firm described in greater detail in the Explanatory Note to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the SEC on December 16, 2013, or the 2012 10-K/A, the unaudited interim financial information presented in the Original 10-Q was not subject to a Statement of Auditing Standards No. 100, or SAS 100, review by an outside independent registered public accounting firm as required by the rules of the Securities and Exchange Commission, or the SEC, and the Original 10-Q was therefore considered deficient. On May 21, 2013, the Audit Committee of the Company’s Board of Directors engaged PricewaterhouseCoopers LLP, or PwC, to serve as the Company’s new independent registered public accounting firm. Additional information with respect to the selection of PwC is disclosed in the Explanatory Note to the 2012 10-K/A.

This Amendment No. 1 on Form 10-Q/A to the Original 10-Q, or this Amendment, is being filed to disclose that PwC has completed its SAS 100 review of the unaudited interim financial information presented in the Original 10-Q and to make certain revisions to the Company’s financial statements covered by the Original 10-Q in respect of the prior period income tax errors, or the Prior Period Errors, discussed in greater detail in Note 2, Significant Accounting Policies under the heading Revision of Prior Period Financial Statements in this Amendment. In addition, the Company has updated Note 2, Significant Accounting Policies, and Note 14, Subsequent Events, to reflect the engagement of PwC, the completion of the re-audits noted in the Explanatory Note to the 2012 10-K/A, and the completion of the SAS 100 review for the interim periods covered by this Amendment. As a result, the Company’s consolidated financial statements and notes thereto set forth in Part I, Item 1 of the Original 10-Q are hereby updated and superseded to reflect the foregoing. In addition, Part I, Items 2 and 4 of the Original 10-Q are amended and restated herein in their entirety to address the Prior Period Errors. In connection with the filing of this Amendment and pursuant to SEC Exchange Act Rule 12b-15, the Company is filing as exhibits to this Amendment new certifications of the Company’s principal executive officer and principal financial officer under Part II, Item 6 hereof in respect of the periods covered by the Amendment. In addition, the Company is filing as exhibit 101 to this Amendment the amended and restated financial statements and related notes formatted in XBRL (eXtensible Business Reporting Language) under Part II, Item 6 hereof to reflect the revisions to the Company’s financial statements described above.

Other than those changes outlined above, there are no changes to the Original 10-Q and this Amendment does not change the other disclosures contained in the Original 10-Q. In addition, except as specifically described above, this Amendment does not reflect events occurring after the filing of the Original 10-Q, nor does it modify or update disclosures therein in any way other than as required to reflect the revisions described above. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original 10-Q, and such forward looking statements should be read in their historical context.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except shareand par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$722,474	$333,534
Receivables, net of allowance for doubtful accounts of $1,988 (2013) and $2,273 (2012)	112,041	116,139
Inventories	334,412	339,411
Prepaid expenses and other current assets	146,373	145,624
Deferred income taxes	50,622	49,339

Total current assets	1,365,922	984,047

Property, at cost, net of accumulated depreciation and amortization of $272,728 (2013) and $255,862 (2012)	246,682	242,886
Deferred compensation plan assets	25,074	24,267
Deferred financing costs, net	6,809	7,462
Other assets	48,141	48,805
Marketing related intangibles and other intangible assets, net	311,090	311,186
Goodwill	105,490	105,490

Total assets	$2,109,208	$1,724,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$79,109	$75,209
Royalty overrides	221,814	243,351
Accrued compensation	66,719	95,220
Accrued expenses	195,466	181,523
Current portion of long-term debt	62,807	56,302
Advance sales deposits	44,684	49,432
Income taxes payable	71,434	61,325

Total current liabilities	742,033	762,362

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	912,517	431,305
Deferred compensation plan liability	32,529	29,454
Deferred income taxes	59,888	62,982
Other non-current liabilities	44,550	42,557

Total liabilities	1,791,517	1,328,660

CONTINGENCIES SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 103.0 million (2013) and 106.9 million (2012) shares outstanding	103	107
Paid-in-capital in excess of par value	299,391	303,975
Accumulated other comprehensive loss	(41,711)	(31,695)
Retained earnings	59,908	123,096

Total shareholders’ equity	317,691	395,483

Total liabilities and shareholders’ equity	$2,109,208	$1,724,143

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands, except per share amounts)
Product sales	$951,583	$821,646
Shipping & handling revenues	172,064	142,529

Net sales	1,123,647	964,175
Cost of sales	225,977	196,144

Gross profit	897,670	768,031
Royalty overrides	364,029	317,533
Selling, general & administrative expenses	364,720	296,393

Operating income	168,921	154,105
Interest expense, net	5,373	1,373

Income before income taxes	163,548	152,732
Income taxes	44,675	44,801

NET INCOME	$118,873	$107,931

Earnings per share:
Basic	$1.14	$0.93
Diluted	$1.10	$0.88
Weighted average shares outstanding:
Basic	104,121	116,191
Diluted	108,068	122,373
Dividends declared per share	$0.30	$0.30

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
Net income	$118,873	$107,931
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(305) and $1,757 for the three months ended March 31, 2013 and 2012, respectively	(8,684)	11,219
Unrealized (loss) gain on derivatives, net of income taxes of $(507) and $(641) for the three months ended March 31, 2013 and 2012, respectively	(1,332)	(1,722)

Total other comprehensive income (loss)	(10,016)	9,497

Total comprehensive income	$108,857	$117,428

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,873	$107,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,964	18,590
Excess tax benefits from share-based payment arrangements	(447)	(20,675)
Share-based compensation expenses	7,866	7,227
Amortization of deferred financing costs	650	286
Deferred income taxes	(3,773)	(597)
Unrealized foreign exchange transaction (gain) loss	(10,971)	(3,868)
Foreign exchange loss from Venezuela currency devaluation	15,116	—
Other	(890)	391
Changes in operating assets and liabilities:
Receivables	3,216	(14,759)
Inventories	5,012	9,742
Prepaid expenses and other current assets	(8,200)	(4,029)
Other assets	(15)	(905)
Accounts payable	4,900	11,496
Royalty overrides	(21,472)	(2,302)
Accrued expenses and accrued compensation	(15,517)	(17,373)
Advance sales deposits	(3,857)	9,062
Income taxes	23,097	16,720
Deferred compensation plan liability	3,075	3,431

NET CASH PROVIDED BY OPERATING ACTIVITIES	137,627	120,368

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24,856)	(24,691)
Proceeds from sale of property, plant and equipment	24	15
Deferred compensation plan assets	—	(2,552)

NET CASH USED IN INVESTING ACTIVITIES	(24,832)	(27,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,904)	(35,172)
Borrowings from long-term debt	513,223	114,560
Principal payments on long-term debt	(25,509)	(86,402)
Share repurchases	(164,485)	(72,942)
Excess tax benefits from share-based payment arrangements	447	20,675
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	425	7,128

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	293,197	(52,153)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17,052)	6,099

NET CHANGE IN CASH AND CASH EQUIVALENTS	388,940	47,086
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333,534	258,775

CASH AND CASH EQUIVALENTS, END OF PERIOD	$722,474	$305,861

CASH PAID DURING THE PERIOD
Interest paid	$5,486	$2,477

Income taxes paid	$31,853	$29,958

See the accompanying notes to unaudited condensed consolidated financial statements.

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2012 was derived from the audited financial statements at that date included in Amendment No.1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, or the 10-K Amendment, which reflects the revisions discussed below, and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2013, and for the three months ended March 31, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended by the 10-K Amendment, or the 2012 10-K. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. If the entire correction was recorded in the second quarter of 2013, it is expected that the cumulative amount would not be material for the fiscal year ending December 31, 2013. As such, this cumulative amount could have been recorded as an out of period adjustment during the second quarter of 2013. However, because the Company was amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 due to its predecessor auditors withdrawing their opinions, is amending the original Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 pursuant to this Amendment, and will amend its Quarterly Report on Form 10-Q for the fiscal quarters ended June 30, 2013 and September 30, 2013, which Form 10-Qs were deficient due to the absence of a SAS 100 review, the Company decided to revise its applicable prior period financial statements in the 10-K Amendment and this Amendment so that the financial statements included therein and herein do not include these income tax errors. The Company believes this approach is more beneficial to investors due to the Company’s unusual facts and circumstances surrounding its predecessor auditors resigning and withdrawing their audit opinions and the Company being required to file amendments to its Annual Report on Form 10-K and Quarterly Report on Form 10-Q referenced above. As such, the revisions for these corrections are reflected herein and will be reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The effects of these prior period errors in the condensed consolidated financial statements are as follows:

Condensed Consolidated Balance Sheets

	March 31, 2013		December 31, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands)
Prepaid expenses and other current assets	$126,465	$146,373	$125,425	$145,624
Total current assets	$1,346,014	$1,365,922	$963,848	$984,047
Total assets	$2,089,300	$2,109,208	$1,703,944	$1,724,143
Income taxes payable	$26,272	$71,434	$15,854	$61,325
Total current liabilities	$696,871	$742,033	$716,891	$762,362
Total liabilities	$1,746,355	$1,791,517	$1,283,189	$1,328,660
Retained earnings	$85,162	$59,908	$148,368	$123,096
Total shareholders’ equity	$342,945	$317,691	$420,755	$395,483
Total liabilities and shareholders’ equity	$2,089,300	$2,109,208	$1,703,944	$1,724,143

Condensed Consolidated Statements of Income

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$44,692	$44,675	$44,570	$44,801
Net Income	$118,856	$118,873	$108,162	$107,931
Basic earnings per share	$1.14	$1.14	$0.93	$0.93
Diluted earnings per share	$1.10	$1.10	$0.88	$0.88

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands)
Net Income	$118,856	$118,873	$108,162	$107,931
Total comprehensive income	$108,840	$108,857	$117,659	$117,428

Condensed Consolidated Statement of Cash Flows

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands)
Net Income	$118,856	$118,873	$108,162	$107,931
Income taxes	$23,114	$23,097	$16,489	$16,720

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

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$216.2	$204.5
Mexico	132.9	117.1
South Korea	110.0	93.1
Others	596.0	492.6

Total Primary Reporting Segment	1,055.1	907.3
China	68.5	56.9

Total Net Sales	$1,123.6	$964.2

	Three Months Ended
	March 31, 2013	March 31, 2012
	(In millions)
Contribution Margin(1)(2):
Primary Reporting Segment
United States	$94.7	$95.4
Mexico	58.6	43.9
South Korea	55.2	42.0
Others	264.7	218.1

Total Primary Reporting Segment	473.2	399.4
China	60.5	51.2

Total Contribution Margin	$533.7	$450.6

Selling, general and administrative expenses(2)	364.7	296.4
Interest expense, net	5.4	1.4

Income before income taxes	163.6	152.8
Income taxes	44.7	44.8

Net Income	$118.9	$108.0

Net sales by product line:
Weight Management	$711.6	$601.8
Targeted Nutrition	256.9	224.9
Energy, Sports and Fitness	58.3	48.1
Outer Nutrition	38.2	36.7
Literature, promotional and other(3)	58.6	52.7

Total Net Sales	$1,123.6	$964.2

Net sales by geographic region:
North America	$221.5	$210.7
Mexico	132.9	117.1
South and Central America	219.4	165.5
EMEA	169.5	154.0
Asia Pacific	311.8	260.0
China	68.5	56.9

Total Net Sales	$1,123.6	$964.2

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Amendment for a description of net sales, cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $31.4 million and $25.8 million for the three months ended March 31, 2013 and 2012, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of March 31, 2013 and December 31, 2012, total assets for the Company’s Primary Reporting Segment were $1,979.5 million and $1,607.2 million, respectively. Total assets for the China segment were $129.7 million and $116.9 million as of March 31, 2013 and December 31, 2012, respectively.

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

8. Income Taxes

Income taxes were $44.7 million for the three months ended March 31, 2013, as compared to $44.8 million for the same period in 2012. The effective income tax rate was 27.3% for the three months ended March 31, 2013, as compared to 29.3% for the same period in 2012. The decrease in the effective tax rate for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to an increase of net benefits from discrete events and the impact of changes in the geographic mix of the Company’s income.

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

As of March 31, 2013 and December 31, 2012, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month as of March 31, 2013 and December 31, 2012. There were no foreign currency option contracts outstanding as of March 31, 2013 and December 31, 2012. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in the Original 10-Q for foreign currency instruments outstanding as of March 31, 2013, where the Company had aggregate notional amounts of approximately $549.9 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

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

As a result of the alleged insider trading activity by its now former partner and KPMG’s resulting resignation on April 8, 2013, KPMG notified the Company its independence has been impaired and had no option but to withdraw its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2010, 2011 and 2012 and the effectiveness of internal control over financial reporting as of December 31, 2010, 2011 and 2012 and that such reports should no longer be relied upon as a result of KPMG’s lack of independence created by the circumstances described above. See the Explanatory Note within this Amendment for additional information regarding these events as they pertain to the engagement of PwC as the Company’s independent registered public accounting firm and PwC’s re-audit reports of the periods referenced above.

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

Most of our sales to distributors outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate transaction losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign exchange forward and option contracts to partially mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk in the Original 10-Q.

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

Net income for the three months ended March 31, 2013 increased 10.1% to $118.9 million, or $1.10 per diluted share, as compared to $107.9 million, or $0.88 per diluted share, for the same period in 2012. The increase for the three months ended March 31, 2013 was primarily due to higher contribution margin driven by the sales growth discussed above partially offset by higher selling, general and administrative expenses to support the growth of our business and higher interest expense.

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

Income Taxes

Income taxes were $44.7 million for the three months ended March 31, 2013, as compared to $44.8 million for the same period in 2012. The effective income tax rate was 27.3% for the three months ended March 31, 2013, as compared to 29.3% for the same period in 2012. The decrease in the effective tax rate for the three months ended March 31, 2013, as compared to the same period in 2012, was primarily due to an increase of net benefits from discrete events and the impact of changes in the geographic mix of the Company’s income.

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

As discussed further in Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements, our independent accounting firm, KPMG, resigned and has withdrawn their audit opinions for the years ended December 31, 2012, 2011 and 2010. Although our Credit Facility is currently not impacted, there is a possibility that this may impact our ability to obtain additional financing, if needed, from additional banks as audited financial statements are generally required in order to obtain additional financing. We believe we will have adequate cash flows from operations and continue to have access to our Credit Facility in order to continue executing our current business objectives. See the Explanatory Note of this Amendment for an update on this matter.

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

Working Capital and Operating Activities

As of March 31, 2013 and December 31, 2012, we had positive working capital of $623.9 million and $221.7 million, respectively, or an increase of $402.2 million. This increase was primarily related to the increase in our cash and cash equivalents, decreases in our royalty overrides and accrued compensation partially offset by increases in our accrued expenses, income taxes payable and current portion of long-term debt.

We expect that cash and funds provided from operations and available borrowings under the Credit Facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our distributors generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk in the Original 10-Q.

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

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Amendment, for information regarding subsequent events.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Amendment, for information on our contingencies as of March 31, 2013.

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

New Accounting Pronouncements

See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Amendment, for information on new accounting pronouncements.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by the Original 10-Q. Based on such evaluation, and notwithstanding the Prior Period Errors disclosed in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Additional factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q/A, including under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Condensed Consolidated Financial Statements and the related Notes and in the Original 10-Q under the heading “Risk Factors.”

Forward-looking statements in this Quarterly Report on Form 10-Q/A speak only as of the date hereof, and forward-looking statements in documents attached that are incorporated by reference speak only as of the date of those documents. We do not undertake any obligation to update or release any revisions to any forward-looking statement or to report any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as required by law.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d)

4.1	Form of Share Certificate	(d)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

Exhibit Number	Description	Reference
10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b)

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c)

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(j)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(j)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(n)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(q)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(q)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(s)

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(s)

Exhibit Number	Description	Reference
10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s)

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(i)

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(l)

10.46#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(k)

10.47#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(l)

10.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j)

10.49#	Amended and Restated Non-Management Directors Compensation Plan	(j)

10.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(j)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(m)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(m)

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(n)

10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q)

10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(o)

10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(p)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(q)

10.58	Support Agreement, dated February 28, 2013, by and between Carl C. Icahn, Herbalife Ltd., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., and Icahn Enterprises G.P. Inc.	(r)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

Exhibit Number	Description	Reference
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(h)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(i)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(k)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(o)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(q)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(r)	Previously filed on March 1, 2013 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(s)	Previously filed on April 29, 2013 as an Exhibit to the Original 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE

John G. DeSimone Chief Financial Officer

Dated: December 16, 2013