Form 10-Q/A
period 2013-06-30
HERBALIFE LTD.
filed 2013-12-16
CIK 1180262

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

HERBALIFE LTD.

EXPLANATORY NOTE

On July 29, 2013, Herbalife Ltd., or the Company, filed its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, or the Original 10-Q. However, as previously disclosed in the Original 10-Q, because of the resignation of KPMG LLP as the Company’s independent registered public accounting firm described in greater detail in the Explanatory Note to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the SEC on December 16, 2013, or the 2012 10-K/A, the unaudited interim financial information presented in the Original 10-Q was not subject to a Statement of Auditing Standards No. 100, or SAS 100, review by an outside independent registered public accounting firm as required by the rules of the Securities and Exchange Commission, or the SEC, and the Original 10-Q was therefore considered deficient. On May 21, 2013, the Audit Committee of the Company’s Board of Directors engaged PricewaterhouseCoopers LLP, or PwC, to serve as the Company’s new independent registered public accounting firm. Additional information with respect to the selection of PwC is disclosed in the Explanatory Note to the 2012 10-K/A.

This Amendment No. 1 on Form 10-Q/A to the Original 10-Q, or this Amendment, is being filed to disclose that PwC has completed its SAS 100 review of the unaudited interim financial information presented in the Original 10-Q. In addition, the Company has updated Note 2, Significant Accounting Policies, to reflect the engagement of PwC, the completion of the re-audits noted in the Explanatory Note to the 2012 10-K/A, and the completion of the SAS 100 review for the interim periods covered by this Amendment. As a result, the Company’s consolidated financial statements and notes thereto set forth in Part I, Item 1 of the Original 10-Q are hereby updated and superseded to reflect the foregoing. In connection with the filing of this Amendment and pursuant to SEC Exchange Act Rule 12b-15, the Company is filing as exhibits to this Amendment new certifications of the Company’s principal executive officer and principal financial officer under Part II, Item 6 hereof in respect of the periods covered by the Amendment. In addition, the Company is filing as exhibit 101 to this Amendment the amended and restated financial statements and related notes formatted in XBRL (eXtensible Business Reporting Language) under Part II, Item 6 hereof to reflect the revisions to the Company’s financial statements described above.

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2012 was derived from the audited financial statements at that date included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, or the 10-K Amendment, which reflects the revisions discussed below, and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2013, and for the three and six months ended June 30, 2013 and 2012. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as amended by the 10-K Amendment, or the 2012 10-K. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2013, in connection with preparing the interim financial information presented in the Original 10-Q, prior period errors were identified which affected the interim period ended June 30, 2013, and the annual periods ended December 31, 2012, 2011 and 2010, including the applicable interim periods therein. These income tax errors primarily relate to income tax expenses calculated on intercompany inventory transactions and the Company’s application of ASC 740-10-25-3(e) and ASC 810-10-45-8. As a result of its misapplication of these accounting standards, the Company’s income tax expenses and net income within its consolidated statement of income were misstated. There were also certain amounts within the Company’s other consolidated financial statements that were misstated. The Company has reflected the correction of these identified prior period errors in the periods in which they originated.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. If the entire correction was recorded in the second quarter of 2013, it is expected that the cumulative amount would not be material for the fiscal year ending December 31, 2013. As such, this cumulative amount could be recorded as an out of period adjustment. However, because the Company was amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2012 due to its predecessor auditors withdrawing their opinions, was amending the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, or the Q1 10-Q, is amending the original Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 pursuant to this Amendment, and will amend its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, which 10-Qs were deficient due to the absence of a SAS 100 review, the Company has decided to revise its applicable prior period financial statements in the 10-K Amendment and the amendment to the Q1 10-Q so that the financial statements included therein do not include these income tax errors. The Company believes this approach is more beneficial to investors due to the Company’s unusual facts and circumstances surrounding its predecessor auditors resigning and withdrawing their audit opinions and the Company being required to file amendments to its Annual Report on Form 10-K and Quarterly Report on Form 10-Q referenced above. As such, the revisions for these corrections are reflected herein and will be reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The effects of these prior period errors in the consolidated financial statements are as follows:

Condensed Consolidated Balance Sheets

	December 31, 2012
	As Previously Reported	As Adjusted
	(In thousands)
Prepaid expenses and other current assets	$125,425	$145,624
Total current assets	$963,848	$984,047
Total assets	$1,703,944	$1,724,143
Income taxes payable	$15,854	$61,325
Total current liabilities	$716,891	$762,362
Total liabilities	$1,283,189	$1,328,660
Retained earnings	$148,368	$123,096
Total shareholders’ equity	$420,755	$395,483
Total liabilities and shareholders’ equity	$1,703,944	$1,724,143

Condensed Consolidated Statements of Income

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Income taxes	$50,169	$51,586	$94,739	$96,387
Net Income	$133,368	$131,951	$241,530	$239,882
Basic earnings per share	$1.14	$1.13	$2.08	$2.06
Diluted earnings per share	$1.10	$1.09	$1.98	$1.96

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
	(In thousands, except per share amount)
Net Income	$133,368	$131,951	$241,530	$239,882
Total comprehensive income	$118,753	$117,336	$236,412	$234,764

Condensed Consolidated Statement of Cash Flows

	Six Months Ended June 30, 2012
	As Previously Reported	As Adjusted
	(In thousands)
Net Income	$241,530	$239,882
Deferred income taxes	$(4,896)	$(8,476)
Income taxes	$15,433	$20,661

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

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$241.7	$218.1	$457.9	$422.6
Mexico	145.6	119.5	278.5	236.6
South Korea	112.0	112.5	222.0	205.6
Others	601.9	504.7	1,197.9	997.3

Total Primary Reporting Segment	1,101.2	954.8	2,156.3	1,862.1
China	118.0	77.1	186.6	134.0

Total Net Sales	$1,219.2	$1,031.9	$2,342.9	$1,996.1

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(In millions)
Contribution Margin(1)(2):
Primary Reporting Segment
United States	$99.5	$93.6	$194.2	$189.0
Mexico	64.0	49.0	122.6	92.9
South Korea	56.4	55.0	111.6	97.0
Others	266.8	226.1	531.3	444.0

Total Primary Reporting Segment	486.7	423.7	959.7	822.9
China	105.8	69.4	166.3	120.6

Total Contribution Margin	$592.5	$493.1	$1,126.0	$943.5

Selling, general and administrative expenses(2)	400.1	306.3	764.8	602.7
Interest expense, net	5.6	3.2	10.9	4.5

Income before income taxes	186.8	183.6	350.3	336.3
Income taxes	43.6	51.6	88.3	96.4

Net Income	$143.2	$132.0	$262.0	$239.9

Net sales by product line:
Weight Management	$778.2	$646.8	$1,489.8	$1,248.6
Targeted Nutrition	277.5	241.0	534.4	465.9
Energy, Sports and Fitness	65.1	52.5	123.4	100.6
Outer Nutrition	37.8	37.7	76.0	74.4
Literature, promotional and other(3)	60.6	53.9	119.3	106.6

Total Net Sales	$1,219.2	$1,031.9	$2,342.9	$1,996.1

Net sales by geographic region:
North America	$247.5	$224.7	$469.0	$435.4
Mexico	145.6	119.5	278.5	236.6
South and Central America	222.5	152.5	441.9	318.0
EMEA	186.4	161.6	355.9	315.6
Asia Pacific	299.2	296.5	611.0	556.5
China	118.0	77.1	186.6	134.0

Total Net Sales	$1,219.2	$1,031.9	$2,342.9	$1,996.1

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. See Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original 10-Q for a description of net sales, cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $53.2 million and $33.5 million for the three months ended June 30, 2013 and 2012, respectively, and totaling $84.7 million and $59.3 million for the six months ended June 30, 2013 and 2012, respectively, are included in selling, general and administrative expenses while distributor compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

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

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2013:

	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
Stock Options & SARs	(In thousands)			(In millions)
Outstanding at December 31, 2012(2)(3)	11,333	$28.62	5.9 years	$119.1
Granted	85	$35.46
Exercised	(9)	$10.34
Forfeited	(30)	$44.81

Outstanding at June 30, 2013(2)(3)	11,379	$28.65	5.4 years	$208.5

Exercisable at June 30, 2013(2)	7,568	$20.79	4.3 years	$188.2

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 1.5 million market condition SARs.
(3)	Includes 0.9 million market and performance condition SARs.

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

	Shares	Weighted Average Grant Date Fair Value
Incentive Plan and Independent Directors Stock Units	(In thousands)
Outstanding and nonvested December 31, 2012	321.6	$11.70
Granted	7.6	$35.63
Vested	(186.7)	$13.18
Forfeited	(0.2)	$53.60

Outstanding and nonvested at June 30, 2013	142.3	$10.47

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

As of both June 30, 2013 and December 31, 2012, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within one month. There were no foreign currency option contracts outstanding as of June 30, 2013 and December 31, 2012. See Part I, Item 3 — Quantitative and Qualitative Disclosures About Market Risk in the Original 10-Q for foreign currency instruments outstanding as of June 30, 2013, where the Company had aggregate notional amounts of approximately $514.7 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(d	)

4.1	Form of Share Certificate	(d	)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.7	Indemnity agreement dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., WH Acquisition Corp., Whitney & Co., LLC, Whitney V, L.P., Whitney Strategic Partners V, L.P., GGC Administration, L.L.C., Golden Gate Private Equity, Inc., CCG Investments (BVI), L.P., CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG Associates-QP, LLC and WH Investments Ltd.	(a	)

10.8#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)

10.9#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)

10.10#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.11#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)

10.12#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)

10.13	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)

10.14#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)

10.15	Registration Rights Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney V, L.P., Whitney Strategic Partners V, L.P., WH Investments Ltd., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, L.P., CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

10.16	Share Purchase Agreement, dated as of July 31, 2002, by and among WH Holdings (Cayman Islands) Ltd., Whitney Strategic Partners V, L.P., WH Investments Ltd., Whitney V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C and CCG AV, LLC-Series E.	(b	)

Exhibit Number	Description	Reference

10.17	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(c	)

10.18#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(c	)

10.19	Indemnification Agreement, dated as of December 13, 2004, by and among Herbalife Ltd., Herbalife International, Inc., Whitney V, L.P., Whitney Strategic Partners V, L.P., CCG Investments (BVI), L.P., CCG Associates-QP, LLC, CCG Associates-AI, LLC, CCG Investment Fund-AI, LP, CCG AV, LLC-Series C, CCG AV, LLC-Series E, CCG CI, LLC and GGC Administration, LLC.	(d	)

10.20#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(e	)

10.21#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(j	)

10.22#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(j	)

10.23#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f	)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n	)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n	)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(n	)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(n	)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n	)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(n	)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(q	)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(q	)

10.32#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q	)

10.33#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(q	)

10.34#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(q	)

10.35#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(q	)

10.36#	Herbalife Ltd. Employee Stock Purchase Plan	(s	)

10.37#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(s	)

10.38#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s	)

10.39#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s	)

10.40#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(s	)

10.41#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(g	)

10.42#	Form of Independent Directors Stock Appreciation Right Award Agreement	(h	)

10.43#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(h	)

10.44#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(i	)

Exhibit Number	Description	Reference

10.45#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(l	)

10.46#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(k	)

10.47#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(l	)

10.48#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j	)

10.49#	Amended and Restated Non-Management Directors Compensation Plan	(j	)

10.50#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(j	)

10.51#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(m	)

10.52#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(m	)

10.53	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(n	)

10.54	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(q	)

10.55#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(o	)

10.56#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(p	)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd.	(q	)

10.58	Support Agreement, dated February 28, 2013, by and between Carl C. Icahn, Herbalife Ltd., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., and Icahn Enterprises G.P. Inc.	(r	)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on November 9, 2004 as an Exhibit to Amendment No. 2 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(e)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(f)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(h)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(i)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(k)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(o)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(p)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(q)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(r)	Previously filed on March 1, 2013 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(s)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: December 16, 2013