Form 10-K
period 2013-12-31
HERBALIFE LTD.
filed 2014-02-18
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

There were 101,245,008 common shares outstanding as of February 12, 2014. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $2,171 million as of June 30, 2013, based upon the last reported sales price on the New York Stock Exchange on that date of $45.14.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2013, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	our relationship with, and our ability to influence the actions of, our Members;

•	improper action by our employees or Members in violation of applicable law;

•	adverse publicity associated with our products or network marketing organization, including our ability to comfort the marketplace and regulators regarding our compliance with applicable laws;

•	changing consumer preferences and demands;

•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;

•	the competitive nature of our business;

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

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;

•	uncertainties relating to the interpretation, enforcement or amendment of legislation in India governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy, Chinese legal system or Chinese governmental policies;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our Members;

•	product liability claims;

•	whether we will purchase any of our shares in the open markets or otherwise; and

•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

GENERAL

We are a global nutrition company founded in 1980 that sells weight management, healthy meals and snacks, sports and fitness, energy and targeted nutritional products as well as personal care products. Herbalife distributes and sells its products through a network of independent members, or Members, using the direct selling channel. We are in the process of changing our terminology to identify “distributors” as “Members.” Those Members who participate in the business opportunity that our network marketing program presents are referred as “sales leaders.” As of December 31, 2013, we sold our products in 91 countries to and through a network of approximately 3.7 million independent Members. Most of our Members are discount customers, however as of December 31, 2013, 672,000 achieved sales leaders status. In China, in order to comply with local laws and regulations, we sell our products through, sales representatives, sales officers, independent service providers and in retail stores. We believe the enhanced consumer awareness and the demand for our products due to the global obesity epidemic coupled with the effectiveness of our distribution network and actively engaged Members have been the primary reasons for our success throughout our 34-year operating history.

We categorize our science-based products into four principal groups: weight management, targeted nutrition, energy, sports & fitness and outer nutrition. Weight management, targeted nutrition, energy, sports & fitness and outer nutrition accounted for 63.5%, 23.0%, 5.3% and 3.3% of our net sales in fiscal year 2013, respectively. Our operating segments are based on geographical operations in six regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East and Africa), Asia Pacific and China.

We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, nutrition and personal care products are strengthened by ongoing personal contact, coaching and education between Members and their customers. This frequent, personal contact can enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, our Members consume our products themselves, and therefore can provide first-hand testimonials of the effectiveness of our products to their customers, which can serve as a powerful sales tool.

People become Herbalife Members for a number of reasons. Most join to receive a discounted price on products for consumption by their families. Our Members, who are independent contractors, also have the opportunity to profit from selling our products and upon achieving certain qualification status can earn Royalty Overrides on sales made by Members whom they sponsor into their sales organizations.

PRODUCT OVERVIEW

For 34 years, our products have helped Members and their customers from around the world lose weight, improve their health and experience life-changing results. As of December 31, 2013, we marketed and sold over 150 products encompassing over 5,000 SKUs. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers.

The following table summarizes our products by product category.

Product Category	Description	Representative Products
Weight Management
(63.5%, 62.7%, and 62.5% of net sales for 2013, 2012, and 2011, respectively)	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Prolessa™ Duo and Protein Bars

Targeted Nutrition
(23.0%, 23.2%, and 22.8% of net sales for 2013, 2012, and 2011, respectively)	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Aloe Concentrate, Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, COQ10 Plus

Energy, Sports & Fitness
(5.3%, 5.2%, and 4.9% of net sales for 2013, 2012, and 2011, respectively)	Products that support a healthy active lifestyle	Herbalife24 product line, Liftoff® energy drink, H3O™ hydration drink

Outer Nutrition
(3.3%, 3.6%, and 4.3% of net sales for 2013, 2012, and 2011, respectively)	Facial skin care, body care, and hair care	Herbalife SKIN line, Skin Activator® anti-aging line, Herbal Aloe Bath and Body Care line, NouriFusion® multivitamin skin care line, Radiant C antioxidant skin care line

Product Category	Description	Representative Products
Literature, Promotional and Other Products
(4.9%, 5.3%, and 5.5% of net sales for 2013, 2012, and 2011, respectively)	Start-up kits, sales tools, and educational materials	International Business Packs, BizWorks

Weight Management

Weight Management is our largest product category representing 63.5% of our net sales for 2013. Formula 1, our best-selling product line, is a healthy meal with soy protein, fiber, botanicals plus essential vitamins and minerals that is available in various flavors to help support weight management. It has been the centerpiece of our weight management program for 34 years and generated approximately 28% of net sales for the year 2013. We continue to be the worldwide leader in meal replacements and in many markets we have also recently introduced meal replacement bars under our Formula 1 product line.

Targeted Nutrition

We sell numerous dietary and nutritional supplements designed to meet our customers’ specific nutritional needs. These supplements contain quality botanicals, vitamins, minerals and other natural ingredients and focus on specific life stages of our customers, including women, men, children and those with health concerns, including heart health, healthy aging, digestive health, or immune solutions. Niteworks® is a product developed with Nobel Laureate in Medicine, Dr. Louis Ignarro, which supports energy, circulatory and vascular health and enhances blood flow to the heart, brain and other vital organs. Garden 7® which was developed with Dr. David Heber, head of our Nutrition Advisory Board, is designed to provide the phytonutrient benefits of seven servings of fruits and vegetables and has anti-oxidant and health-boosting properties. Best Defense® is an effervescent drink that helps boost immunity.

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

Outer Nutrition

Our Outer Nutrition products complement our weight management and targeted nutrition products and aim to improve the appearance of the body, skin and hair. These products include skin cleansers, toners, moisturizers, facial masks, shampoos and conditioners, body-wash items and a selection of fragrances for men and women. In the fourth quarter of 2013, we launched the Herbalife SKIN line consisting of ten anti-aging products in the U.S. which will eventually replace the Skin Activator line and other related products.

Literature, Promotional and Other Products

We also sell literature and promotional materials, including “International Business Packs,” sales tools, and educational materials designed to support our Members’ sales and marketing efforts. We also provide internet based tools such as BizWorks, a customizable retail website for our Members to enhance the on-line experience and improve their productivity.

NETWORK MARKETING PROGRAM

General

Our products are distributed through a global network marketing organization comprised of approximately 3.7 million Members, most of whom are discount customers, operating in 91 countries as of December 31, 2013. In China, due to local regulations, our sales are conducted through Company operated retail stores, sales representatives, sales officers and independent service providers; in the areas where we have a direct selling license, our sales representatives, sales officers and independent service providers can sell Herbalife product outside of the retail establishments.

In addition to helping our Members and their customers achieve their goals of health and wellness through consumption of our products, we offer our Members, who are independent contractors, a potential income opportunity. Members may earn income on their own sales and can also earn commissions, such as Royalty Overrides, based on purchases of our products made by their sales organization for consumption or resale. We believe that our products are particularly well-suited to the network marketing distribution channel given the need for consumer education of nutrition products and the high touch and service for those customers on weight loss or weight management programs. We believe our continued commitment to develop high-quality, science-based products will enhance our Members’ ability to attract new Members and consumers. Our sales are generated primarily from Member purchases that are for reasons other than earning multi-level compensation under the Company’s marketing plan. The majority of our Members have not sponsored another Member and do not earn compensation relating to product sales made by or to other Members. We believe these Members have joined the network for reasons other than participating in our multi-level compensation plan such as personal consumption and reselling products to others to earn retail profit.

On July 18, 2002, we entered into an agreement with our Members that no material changes adverse to the Members will be made to aspects of our marketing plan without their consent and that we will continue to distribute Herbalife products exclusively through our Members. We believe that this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business.

Structure of the Network Marketing Program

To become a Member in most markets, a person must be sponsored by an existing Member and must purchase an International Business Pack, or IBP. The IBP is a Member kit available in local languages which typically includes product samples, a handy tote, booklets describing us, our compensation plan and rules of Member conduct, various training and promotional materials, Member applications and a product catalog. The cost of an IBP varies by market and provides a low cost entry for incoming Members. IBPs have no Volume Point value and therefore do not generate any Member compensation and cannot be used for Member qualifications or recognition purposes under the Company’s marketing plan. Volume Points are point values assigned to each of our products for use by the Company to determine a Member’s sales achievement level. We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products in the market.

People become Herbalife Members for a number of reasons. Some join simply to receive a wholesale price on products they and their families can enjoy. Some join to earn part-time money wanting to give direct sales a try, whereas others are drawn to Herbalife because they can be their own boss and can earn rewards based on their own skills and hard work.

In addition to the benefit Members receive from discounted prices on product they and their families can enjoy, Members can earn profit from several sources. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Member network, and selling our products to persons who are not Members and to other Members within their sales organization. Second, Members who sponsor other Members and establish and maintain their own sales organizations may earn Royalty Overrides and production bonuses based on activity of their sales organization in addition to the Mark Hughes bonus.

The method for Distributor Allowances and Marketing Plan payouts generally utilizes 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for Distributor Allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus.

We believe each Member’s success is dependent on two primary factors: (1) the product sales made by a Member and the activity of his or her sales organization, and (2) the time, effort and commitment a Member puts into his or her Herbalife business.

Members, with the exception of those in China, earn the right to receive Royalty Overrides upon attaining the level of sales leader and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a Member becomes a sales leader, he or she has the opportunity to qualify by earning specified amounts of royalty overrides for the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receives production bonuses of up to 7%. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

To become a sales leader, or qualify for a higher level, Members must achieve specified volume thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify once each year. To attain sales leader status, a Member generally must be responsible for sales of products representing at least 4,000 volume points in one month or 2,500 volume points in two consecutive months. An additional optional qualification, introduced globally in October 2009, allows for a Member to achieve sales leader level by personally placing orders with Herbalife that accumulate to 5,000 volume points within 12 months. Sales leaders may then attain higher levels (consisting of the World Team, the Global Expansion Team, the Millionaire Team, the President’s Team, the Chairman’s Club and the Founders Circle), and earn royalty overrides based on purchases for personal use or resale made by persons in their downline sales organizations and, for members of our Global Expansion Team and above, Members can earn production bonuses on purchases for personal use or resale made by persons in their downline organizations.

China has its own unique marketing program which differs from that described above. Under the regulations published by the Chinese Government, direct selling companies are limited to the payment of gross compensation to direct sellers of up to a maximum 30% of the revenue they generate through their own sales of products to consumers. Our business model in China includes unique features as compared to our traditional business model in order to ensure compliance with Chinese government regulations. These include Company operated retail stores and certification procedures for sales personnel. These and other features of our business model in China have resulted in, and will continue to result in, substantial ongoing costs.

The following table sets forth the number of our sales leaders and sales leader retention rates as of each of the following re-qualification periods:

	At the End of February
	Number of Sales Leaders			Sales Leader Retention Rate
	2013	2012	2011	2013	2012	2011
North America	86,469	79,150	72,152	54.7%	51.1%	48.6%
Mexico	78,453	67,959	54,526	57.6%	59.2%	57.9%
South & Central America	79,351	65,653	50,288	53.6%	55.7%	47.3%
EMEA	57,071	55,121	49,696	60.7%	61.5%	58.6%
Asia Pacific (excluding China)	134,714	116,158	90,822	40.1%	40.2%	38.4%

Total Sales Leaders	436,058	384,041	317,484	51.8%	52.0%	48.9%
China	30,304	26,262	30,543

Worldwide Total Sales Leaders	466,362	410,303	348,027

In February of each year, we remove from the rank of sales leader those individuals who did not satisfy the sales leader qualification requirements during the preceding twelve months. Members who meet the sales leader requirements at any time during the year are promoted to sales leader status at that time, including any sales leaders who were removed, but who subsequently re-qualified. For the latest twelve month re-qualification period ending January 31, 2014, approximately 51.8% of our sales leaders, excluding China and temporarily Venezuela, re-qualified. We chose not to require Venezuelan sales leaders to re-qualify due to product supply limitation that may have prevented some sales leaders from re-qualifying. However, had we demoted those Venezuelan sales leaders that did not meet our re-qualifying criteria, our overall retention rate would have been slightly higher than 51.8%. Typically, Members who purchase our product for personal consumption or for short term weight loss or part-time income goals may stay with us for several months to one year while sales leaders who have committed time and effort to build a sales organization generally stay for longer periods. We rely on certifications from the selling Members as to the amount and source of product sales which are not directly verifiable by us. For sales leaders to re-qualify and retain their Member organization and associated earnings, they need to accumulate 4,000 volume points in one month or 2,500 volume points in each of two consecutive months. In order to promote retailing of our products, any sales leaders who accumulate at least 4,000 volume points in the 12-month period can re-qualify as a sales leader and retain a discount of 50%, but will forfeit their Member organization and associated future earnings. Effective beginning the requalification period ending January 2012, the forfeiture of Member organization will not take effect for sales leaders who achieve 10,000 volume points or more within the 12-month period.

Motivation and Training

We believe that personal and professional development, along with product knowledge and sales and marketing training are key to our Members’ success and therefore we and our Member sales leaders have established an annual schedule of meetings and events to support this important objective. We and our Member leadership conduct training sessions annually on local, regional and global levels attended by thousands of Members to provide product education, sales and marketing training, for the professional development of our Members.

As with any sales force, reward and recognition programs are a significant component in motivating our sales leaders. We invest in regional and worldwide events and promotions to motivate our sales leaders to achieve and exceed sales, recruiting and retention goals.

GEOGRAPHIC PRESENCE

As of December 31, 2013, we conducted business in 91 countries throughout the world. The top ten countries worldwide represented approximately 73.4%, 73.4%, and 73.0% of net sales in 2013, 2012, and 2011, respectively. The following chart sets forth the countries in which we operated as of December 31, 2013, organized in our six geographic regions, and the year in which we commenced operations. In these countries, we typically maintain a physical presence and provide sales, marketing, call center, logistics and distribution services. Globally we distribute our products directly through over 400 company locations and coupled with certain retail partners, our products can be accessed at over 800 locations.

Country	Year Entered
North America
USA	1980
Canada	1982
Jamaica	1999
Aruba	2010
Trinidad & Tobago	2012
Mexico	1989
South and Central America
Dominican Republic	1994
Venezuela	1994
Argentina	1994
Brazil	1995
Chile	1997
Panama	2000
Colombia	2001
Bolivia	2004
Costa Rica	2006
Peru	2006
El Salvador	2007
Ecuador	2008
Honduras	2008
Nicaragua	2008
Guatemala	2008
Paraguay	2009
Uruguay	2012
Asia Pacific
Australia	1983
New Zealand	1988
Japan	1989
Hong Kong	1992
Philippines	1994
Taiwan	1995
South Korea	1996
Thailand	1997
Indonesia	1998
India	1999
Macau	2002
Singapore	2003
Malaysia	2006
Vietnam	2009
Cambodia	2013
China	2001
EMEA
United Kingdom	1984
Spain	1989
Israel	1989
France	1990

Country	Year Entered
Germany	1990
Portugal	1992
Czech Republic	1992
Italy	1992
Netherlands	1993
Belgium	1994
Poland	1994
Denmark	1994
Sweden	1994
Russia	1995
Austria	1995
Switzerland	1995
South Africa	1995
Norway	1995
Finland	1995
Greece	1996
Turkey	1998
Botswana	1998
Lesotho	1998
Namibia	1998
Swaziland	1998
Iceland	1999
Slovak Republic	1999
Cyprus	2000
Ireland	2000
Croatia	2001
Latvia	2002
Ukraine	2002
Estonia	2003
Lithuania	2003
Hungary	2005
Zambia	2007
Romania	2008
Bulgaria	2010
Georgia	2011
Belarus	2011
Lebanon	2011
Mongolia	2011
Ghana	2011
Slovenia	2012
Serbia	2012
Macedonia	2012
Armenia	2012
Kazakhstan	2012
Bosnia and Herzegovina	2012
Moldova	2012
Kyrgyzstan	2013
Azerbaijan	2013

The following table shows net sales by geographic region.

Geographic Region	Net Sales			Percent of Total Net Sales 2013	Number of Countries December 31, 2013
	Year Ended December 31,
	2013	2012	2011
	(In millions)
North America	$908.0	$841.2	$698.6	18.8%	5
Mexico	562.4	496.1	436.9	11.7%	1
South & Central America	973.5	688.8	554.4	20.2%	17
EMEA	735.2	627.8	615.2	15.2%	52
Asia Pacific	1,174.6	1,139.9	938.6	24.3%	15
China	471.6	278.5	210.8	9.8%	1

Worldwide	$4,825.3	$4,072.3	$3,454.5	100.0%	91

For financial data by segment see Note 10, Segment Information, to the Consolidated Financial Statements.

Our primary opportunity for future growth is to develop and further penetrate existing markets through various growth strategies. Additionally, we will continue to expand our presence into new markets where the relevance of our products and distribution channel provide an economic opportunity to our Members and us.

MANUFACTURING, WAREHOUSING AND DISTRIBUTION

Our objective is to provide the highest quality products to our Members and their customers. We seek to accomplish this goal through implementation of our “seed to feed” strategy that includes significant investments in quality assurance, scientific personnel, product testing, and increasing the amount of self-manufacturing of our top products. Our seed to feed strategy is rooted in using quality ingredients from traceable sources coupled with the vertical manufacturing of our most popular products. Ingredients are sourced from companies that are large and reputable suppliers in their respective field. For example Soy, our number one ingredient, is sourced from Solae (a division of Dupont) and ADM. Our vitamins, minerals and other key ingredients come from companies such as DSM (formerly Roche Vitamins) and BASF. Other key suppliers include Tate & Lyle, Danisco (a division of Dupont), Kyowa Hakko, and Naturex. In addition to our own modern quality processes, sourcing from these suppliers also provides integrity to our ingredients by utilizing similar quality processes, equipment, expertise and traceability provided by these leading ingredients companies. For our botanical products, our seed to feed strategy also includes self-manufacturing our teas and herbal ingredients. In 2012, we completed our botanical extraction facility in Changsha (Hunan) China. Our procurement activities now stretch back to the farms and will include the complete self-processing of teas and botanicals into finished raw materials. The facility is in its ramp up phase, which will span several years to accommodate our rigorous ingredient qualification process, with an ultimate goal of producing our teas and the majority of our important botanical products.

The foundation for high quality products is the quality of the ingredients as noted above. The next key component of our seed to feed strategy involves the high quality manufacturing of these ingredients into finished products, including vertical manufacturing. In addition to self-manufacturing, we purchase products from third-party manufacturers which account for the majority of our product purchases. During 2013, we purchased approximately 30% of our products from our top three third-party manufacturers. We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process. Our current strategy is to continue expanding our self-manufacturing. We accelerated this initiative with the 2009 acquisition of Micelle Labs in Lake Forest, California and renovating the facility into a high-output, high-quality powder and liquid manufacturer. We call this facility the Herbalife Innovation and Manufacturing Facility (or “HIM”) Lake Forest. We have taken similar steps to support our China market, with our HIM Suzhou facility which began operation in 1999. Together, these facilities produce approximately 30% of our products sold worldwide. As a continuation of this strategy, in December 2012, we purchased an approximate

800,000 square foot facility in Winston-Salem, North Carolina. This facility is currently under design and renovation with an expected opening in mid-2014. Once this facility is online and fully operational, we estimate that 60%-65% of our worldwide product sales will be self-manufactured in our HIM facilities around the world. In our U.S. Company-owned facilities, which primarily produce for the US, Canada and Mexico markets, we operate and test to the U.S. FDA’s strict dietary supplement current Good Manufacturing Practices (cGMPs), even though many of the products being manufactured are classified as food products. For those products not manufactured at HIM facilities, and are typically exported, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above; use of reputable, cGMP-compliant manufacturing partners; a significant supplier qualification and annual audit program; and finally significant product quality testing. Regardless of the manufacturing site, we own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements.

In addition to ensuring the highest quality ingredients and building the quality into the finished products, we test our incoming raw materials for compliance to potency, identity and adherence to strict specifications, and our finished products are analyzed for label claim and microbiological purity thereby verifying product safety and shelf life in the market. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the US and China. We have our main quality control lab in Southern California. We also have full quality control labs in HIM Suzhou and HIM Changsha to test products produced at those facilities. In addition we are in the process of creating a global quality control facility in our HIM Changsha facility that will test products made at non-HIM facilities, even though they are already tested at audited contract manufacturer labs or 3rd party labs. Finally as part of HIM Winston-Salem, we are building what will be our largest quality control laboratory. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. We employ over 200 professionals performing science or technical related functions, which includes product development, quality control, and scientific and regulatory affairs around the world.

The final part of our seed to feed strategy is delivering the high-quality product to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, our strategy is to provide more product access points closer to our Members and their customers. We operate in over 400 distribution points ranging from “hub” distribution centers, or DCs, in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries which include Mexico and South Korea, to small pickup locations spread throughout the world. In addition to these Company-run distribution points, Herbalife partners with over 400 retail locations, primarily in Mexico and India, to provide Member pickup points in areas which are not well serviced from Herbalife-run distribution points. We are also experimenting with automated sales kiosks that will provide additional access points to our products. As many of our products can be temperature sensitive, we monitor our DCs for temperature and humidity and often will use shipping tags which monitor these parameters on certain shipment lanes and which provide information to help make adjustments to shipping mode or packaging components to ensure the quality of the product being delivered to a Herbalife Distribution Center.

With the shift noted above to daily consumption, we are increasingly shipping directly to smaller Members and in many cases directly to customers of our Members. This has resulted in an increase in the number of orders and a corresponding decrease in the size of the average order. This has led us to increase the size and capabilities of our main distribution centers and install modern picking systems in our Hub DCs, beginning in 2012. We will continue to make the necessary investments to support this ongoing trend in our business.

PRODUCT RETURN AND BUYBACK POLICIES

In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days to the Member from whom it was purchased for a full refund from the Member or credit toward the exchange of another Herbalife product. If they return the products to us on a timely basis, the Member may obtain replacement product from us for such returned products. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product. Together product returns and buybacks were approximately 0.2%, 0.3%, and 0.4% of product sales for the years ended December 31, 2013, 2012, and 2011, respectively.

OUR COMPETITIVE STRENGTHS AND BUSINESS STRATEGY

As a global nutrition company, we believe that the direct selling channel is the most effective way to sell our products given the need for consumer education of nutrition products and the high touch and service for those customers on a weight loss or weight management program. Our objective is sustainable growth in the sales of our products to our Members and their customers by increasing the retailing productivity, recruitment, and retention of our Member base through the following strategies and competitive strengths:

Member Base

As of December 31, 2013, we had approximately 3.7 million Members, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, most of whom are discount customers. Collectively, we currently refer to this group as “Members.”

People become Herbalife Members for a number of reasons. Some join to receive a discounted price on products they and their families consume. Additionally, some people join to earn part-time money, wanting to give direct sales a try, whereas others are drawn to Herbalife because they can be their own boss and can earn rewards based on their own skills and hard work.

Currently, approximately 672,000 or 18% of our 3.7 million Members have attained the level of sales leader, a total which is comprised of approximately 626,000 sales leaders in the 90 countries where we use our traditional marketing plan and approximately 46,000 China sales officers and independent service providers operating under our China marketing plan. Collectively, we refer to this group as “sales leaders.” Due to changes in China’s labor laws, effective in the third quarter of 2011, we no longer have sales employees in China as they have been transitioned to sales officers and independent service providers.

Members may sponsor other Members in an attempt to build a sales organization, whether they have attained the sales leader level or not. A significant majority of our Members, however, are “single level” Members who have not sponsored another Member. These single level Members are generally considered discount buyers or small retailers, although a small number of these single-level Members have attained the sales leader level.

Driving Daily Consumption – A Central Strategy

Herbalife works closely with its Members to support daily consumption initiatives. This sustainable business model is built on a three-fold foundation of (1) effective, systematic Member training; (2) frequent Member contact with their customers; and (3) deeper penetration into communities, that is, capturing more customers in a given geographic area. In many instances, Members achieve frequent contact with their customer base utilizing Distributor Methods of Operations, or DMOs, such as Nutrition Clubs, Weight Loss Challenges and Herbalife Fit Camps.

Our Product Strategy

Our product strategy is focused on providing high-quality, science-based products that can support a healthy active lifestyle for Members and their customers in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and outer nutrition. We rely on the scientific contribution from members of the Company’s Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. Additionally, to support our daily consumption initiatives, our product strategy includes projects such as seasonal flavors of our meal replacement shake, new flavors of top selling products and various package sizes. We aim to have at least one major product launch each year, timed around our major regional Member education and training events. These launches generally target specific product categories and markets we deem strategic to our business.

Our Training Events and Promotions

We use product education and sales and marketing training events and promotions on a local, national and international scale to help strengthen the personal and professional skills of our Members, which can allow them to become more effective in building sales organizations as well as developing customer relationships and maintaining high customer retention rates. These events also serve as the platforms to showcase and disseminate best-practices from around the world such as Nutrition Clubs, Lifestyle centres and offices, Weight Loss Challenges, The Total Plan, Super and Mega HOM’s, Roadshows, Product sampling initiatives, Fit Camps and other business methods, as well as new, or upgraded product introductions.

Our Brand

To increase our brand awareness we and our Members have entered into numerous marketing alliances around the world. Herbalife sponsorships of and partnerships with featured athletes, teams and events promote brand awareness, the use of Herbalife products, and “Better living through nutrition.” We continue to build brand awareness and work towards becoming the most trusted brand in nutrition. We also work to leverage the power of our Member base as a marketing and brand-building tool. We maintain a brand style guide and brand asset library so that our Members have access to the Herbalife brand logo and marketing materials for use in their marketing efforts.

Improved Product Access

As adoption of daily consumption methods expands, we have identified a number of methods and approaches that better support Members by providing access points closer to where they do business. Specific methods vary by markets, considering local Member needs as well as infrastructure and available resources. We continue to expand the number of Sales Centers, smaller pick up locations (including third party collection points), brand experience centers and automated sales centers. This expansion is based on the needs of our Members and the growth of the business primarily from deeper penetration into existing markets. For example, we now have distribution agreements with two large retailers in Mexico and we are piloting a similar arrangement with a third retailer. Our Members can therefore pick up their product orders at the customer service counters at more than 400 retail locations. We believe that by leveraging the retailer’s distribution system we are providing our Members with easier product access. We will continue to evaluate the need to increase the number of sales centers in existing and additional markets.

Our Infrastructure

We continue to invest in our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences.

We leverage an Oracle business suite platform to support our business operations, improve productivity and support our strategic initiatives. In addition, we also employ information technology systems to support Members including our Internet-based marketing and Member services platform with tools such as BizWorks, MyHerbalife, Go Herbalife, iChange, and Herbalife Mobile. We continue to invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms so that we can take advantage of the rapid development of technology around the globe.

We believe our “Seed to Feed” strategy allows us to better control the quality, cost, and supply reliability of our raw materials and finished products. Our investment in manufacturing increased in 2009 with the purchase of certain assets of Micelle Laboratories, Inc., a Lake Forest, California contract manufacturer of food and nutritional supplements. We purchased these assets to expand our manufacturing capabilities and completed modifications to this facility in 2011. We continued the execution of this strategy with the joint venture in Changsha, Hunan, China to build a botanical extraction facility that will provide improved traceability and processing of our botanical raw materials. This facility as well as significant expansion of our Suzhou manufacturing facility became operational in late 2012 and early 2013 respectively. Additionally, in December 2012 we purchased a manufacturing facility in Winston-Salem, North Carolina, which will allow us to further increase the self -manufacturing of the Company’s top selling products for worldwide export and is expected to be operational in mid-2014.

Scalable Business Model

Our business model enables us to grow our business with moderate investment in our infrastructure and fixed costs. We require no Company-employed sales force to market and sell our products. We incur no direct incremental cost to add a new Member in our existing markets, and our Member compensation varies directly with sales. In addition, our Members bear the majority of our consumer marketing expenses, and sales leaders sponsor and coordinate a large share of Member recruiting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of having both our own manufacturing facilities and numerous third party manufacturing relationships, as well as our global footprint of in-house distribution centers.

Geographic Diversification

We have expanded our network marketing organization into 91 countries as of December 31, 2013. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our exposure to any one particular market. We opened three new markets during 2013 and our strategic plan includes opening new markets during 2014. New markets opened in 2013 accounted for less than 0.1% of net sales in 2013.

Our Science and our Products

We are committed to providing our Members with high-quality, science-based products to help them increase consumption and the retailing of our products, and if relevant, the recruiting and retention of their sales organization. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with both our Nutrition Advisory Board and key ingredient suppliers to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with Member leadership to successfully develop and launch the product.

We believe our focus on nutrition and botanical science and our efforts at combining our internal efforts with the scientific expertise of outside resources that include our ingredient suppliers as well as our Nutrition Advisory Board and the resources of the UCLA Lab for Human Nutrition discussed below have resulted in product differentiation that has given our Members and consumers increased confidence in our products.

The Company continues to increase its investments in the areas of science and other technical functions including: research and development associated with creating new product formulations, clinical studies of existing products or products in development, technical operations to improve current product formulations, quality assurance and quality control to establish the appropriate quality systems, controls and standards as well as rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Globally we spent approximately $51 million in 2013 on these activities, excluding any royalty fees associated with our products, which included approximately $2 million of research and development spending.

In 2010, we launched the Herbalife Nutrition Institute. The Institute is an informational resource dedicated to promoting excellence in the field of nutrition. The Institute’s website is our primary communication vehicle, and an educational resource for the general public, government agencies, the scientific community, and our Members, about good nutrition and basic health. Its mission is to encourage and support research and education on the relationship between good health, balanced nutrition and a healthy active lifestyle. In addition to providing research and education on the website and through sponsored conferences and symposia, the Institute will have associations with major nutrition science organizations.

Part of the Herbalife Nutrition Institute is the Company’s Nutrition Advisory Board. The Nutrition Advisory Board is comprised of leading experts around the world in the fields of nutrition and health who educate our Members on the principles of nutrition, physical activity and healthy lifestyle. The Institute and the Nutrition Advisory Board are chaired by David Heber, M.D., Ph.D., Founding Director of the Center for Human Nutrition at the University of California, Los Angeles (UCLA).

We believe that it is important to maintain our relationships with members of our Nutrition Advisory Board and the editorial board of the Herbalife Nutrition Institute by recognizing the time and effort that they expend on our behalf. Each member of our Nutrition Advisory Board, other than Dr. Heber, generally receives approximately $20,000 annually, plus approximately $1,500 for every day that they participate in a Member event and approximately $500 for every day that they need to travel to such events. Members of the editorial board of the Herbalife Nutrition Institute are compensated for their time and efforts by receiving a $5,000 annual stipend, except Dr. Lou Ignarro. We do pay a consulting firm, with which Dr. Ignarro is affiliated, a royalty on sales of Niteworks®, certain “healthy heart” products, and other products that we may mutually designate in the future that are, in each case, sold with the aid of Dr. Ignarro’s education and consulting, promotional or endorsement services, with such amounts totaling $3.4 million, $3.2 million, and $2.9 million, in 2013, 2012, and 2011, respectively. Generally, other than the equity awards granted in 2012, 2011, 2010 and 2005, Dr. Heber receives no direct compensation from us although we do reimburse him for travel expenses and we do pay to a firm, with which Dr. Heber is affiliated, a quarterly fixed royalty of $75,000. Both Dr. Heber and Dr. Ignarro are Emeritus Professors and are affiliated with Herbalife as individuals and not as representatives of UCLA. The University of California does not endorse specific products or services as a matter of policy. In addition, the other members of our Nutrition Advisory Board and the editorial board of the Herbalife Nutrition Institute are affiliated with Herbalife as individuals and not as representatives of their respective universities.

Herbalife has engaged universities in other countries throughout the world in clinical research including Germany, Mexico, Taiwan, and China. In addition, three research contracts were executed in the past for research at UCLA. We have also donated funds to the UCLA Center for Human Nutrition since 2002 with total donations of approximately $2.0 million. This amount includes donations of lab equipment and software to establish the Mark Hughes Laboratory for Cellular and Molecular Nutrition and the Mark Hughes Human Performance Laboratory. All donations were made for the unrestricted support of research and educational programs in the Center in diverse areas of human nutrition research including weight management, exercise physiology, fruit and vegetable bioactives, and botanical dietary supplements. In addition, we have made donations from time to time to UCLA to fund research and educational programs. While our direct relationship with UCLA involves clinical studies and research regarding botanical ingredients, we intend to take full advantage of the expertise at UCLA by committing to support research that will further our understanding of the benefits of phytochemicals. Additionally in 2010, we initiated a botanical identification program with UCLA which is intended to help with the operational activities in our quality labs in China and the U.S. and in our botanical extraction facility in Changsha, Hunan, China.

COMPETITION

The categories of weight management, nutrition and personal care products are very competitive in many channels including those of direct selling, the internet, in specialty retailers and the discounted channels of food, drug and mass merchandise. Herbalife has differentiated itself from the peer group through our Member focus on the consultative and education nature of the sales process and the frequent contact that many Members have with their customers. From a competitive stand point, there are many providers and sales outlets of weight management products including quick-service restaurants and specialty retailers, but we believe that none have effectively coupled the product, personal coaching and the product access provided by our daily consumption business methods such as nutrition clubs, weight loss challenges or fit camps.

We are subject to competition for the recruitment of Members from other network marketing organizations, including those that market weight management products, nutritional supplements and personal care products, as well as other types of products. Our ability to remain competitive depends on having relevant products that meet consumer needs, a rewarding compensation plan, and a financially viable company.

REGULATION

General

In both our United States and foreign markets, we are affected by extensive laws, governmental regulations, administrative determinations and guidance, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions, including regulations pertaining to: (1) the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products; (2) product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by Members, for which we may be held responsible; (3) our network marketing program; (4) transfer pricing and similar regulations that affect the level of U.S. and foreign taxable income and customs duties; (5) taxation of our Members (which in some instances may impose an obligation on us to collect the taxes and maintain appropriate records); and (6) currency exchange and repatriation.

Products

In the United States, the formulation, manufacturing, packaging, holding, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Patrol, and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the FFDCA. Internationally, the majority of products marketed by us are classified as foods, health supplements or food supplements.

FDA regulations require us and our contract manufacturers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packaging, holding, and distribution of foods, dietary supplements and OTC drugs. Herbalife has regularly implemented enhancements, modifications and improvements to our manufacturing and corporate quality processes and believes we and our contract manufacturers are compliant with the FDA’s cGMP regulations with respect to dietary supplements, foods (including acidified foods), and OTC drugs sold by Herbalife in the United States. Herbalife recently enhanced its manufacturing facility and processes for its aloe beverages to conform to FDA’s acidified food processing regulations. This effort, as well as ongoing cGMP enhancements throughout its facilities, have resulted in additional costs. See item 1A — Risk Factors for further discussion regarding the promulgated cGMP regulations. If we were to be found not in compliance with cGMP regulations, it could have a material adverse effect on our results of operations and financial statements.

Most OTC drugs are subject to FDA Monographs that establish labeling and composition requirements for these products. Those of our products which are classified as OTC drugs must comply with these Monographs, and our manufacturers must list all products with the FDA and follow cGMP rules applicable to those products. Our cosmetic products are regulated for safety by the FDA, which requires that ingredients meet industry standards for non-allergenicity and non-toxicity. Performance claims for cosmetics may not be “therapeutic.”

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of the Federal Food, Drug and Cosmetic Act, or FFDCA, concerning the composition and labeling of dietary supplements and, we believe, the revisions are generally favorable to the dietary supplement industry. The legislation created a new statutory class of dietary supplements. This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with some limitations, dietary ingredients that were on the market before October 15, 1994. A dietary supplement that contains a dietary ingredient that was not on the market before October 15, 1994, or has been approved by FDA for use in dietary supplements, will require a “new dietary ingredient” notification to FDA with evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe, unless it qualifies for an exception to this notification requirement. During July 2011, the FDA issued a New Dietary Ingredient Notification Draft Guidance, or the draft Guidance. During December 2012, following consultation with stakeholders, the FDA indicated it intends to revise the draft Guidance. Depending on the form of any final Guidance issued by the FDA on the use of New Dietary Ingredients, the Company may be required to develop evidence that ingredients used in our products actually qualify for so-called “grandfather” status, develop evidence that they are otherwise exempt from the notification requirement, and/or submit one or more new dietary ingredient notifications. The Company may also elect to develop new formulations in order to avoid use of any non-grandfathered ingredients.

Under DSHEA, dietary supplement labeling may bear structure or function claims, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). FDA’s regulations describe how the FDA distinguishes disease claims from structure/function claims. During 2004, the FDA issued guidance, paralleling an earlier guidance from the FTC, defining a manufacturer’s obligations to substantiate structure/function claims. In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

As a marketer of dietary and nutritional supplements and other products that are ingested by consumers, we are subject to the risk that one or more of the ingredients in our products may become the subject of regulatory action. There are significant negative national media reports regarding dietary supplement oversight and safety, some of which are calling for the repeal or amendment of DSHEA. We have been advised that DSHEA opponents in Congress may use this anti-DSHEA momentum to advance new legislation during the 113th Congress to amend or repeal DSHEA or to regulate specific product types or the use of specific ingredients. If this should occur we believe that the DSHEA opponents may propose one or more of the following: (1) premarket approval for safety and effectiveness of dietary ingredients; (2) specific premarket review of dietary ingredient stimulants; (3) reversal of the burden of proof standard which now rests on the FDA; and (4) a redefining of “dietary ingredient” to remove either botanicals or selected classes of ingredients now treated as dietary ingredients.

On December 22, 2007, a law went into effect in the United States mandating the reporting of all serious adverse events occurring within the United States which involve dietary supplements or OTC drugs. We believe that we are in full compliance with this law having implemented a worldwide procedure governing adverse event identification, investigation and reporting which is managed by our Global Product Science, Safety and Compliance department in collaboration with Worldwide Regulatory, Government & Industry Affairs department, and our Distributor Relations Call Centers. As a result of our receipt of adverse event reports, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

On June 25, 2007, the FDA published its final rule regulating current good manufacturing practice, or cGMP, for dietary supplements. This final rule became effective on August 24, 2007. The final rule imposes requirements on the manufacture, packaging, labeling, holding, and distribution of dietary supplement products. For example, it requires that companies establish written procedures governing areas such as: (1) personnel, (2) plant and equipment cleanliness, (3) production controls, (4) laboratory operations, (5) packaging and labeling, (6) distribution, (7) product returns, and (8) complaint handling. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The cGMPs are designed to ensure that dietary supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Compliance with this rule has resulted in additional costs. See Item 1A — Risk Factors for further discussion regarding the promulgated cGMP regulations.

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

The Food Safety Modernization Act (FSMA), enacted in 2011, for which FDA is promulgating rules, is also applicable to some of Herbalife’s business and will require the development of a food safety plan and the implementation of preventative measures to protect against food contamination. Dietary supplements manufactured in accordance with GMPs, and foods manufactured in accordance with the low acid food regulations, are exempt.

In foreign markets, prior to commencing operations and prior to making or permitting sales of our products in the market, we may be required to obtain an approval, license or certification from the relevant country’s ministry of health or comparable agency. Where a formal approval, license or certification is not required, we nonetheless seek the advice of counsel regarding our compliance with applicable laws. Prior to entering a new market in which a formal approval, license or certificate is required, we work extensively with local authorities in order to obtain the requisite approvals. The approval process generally requires us to present each product and product ingredient to appropriate regulators and, in some instances, arrange for testing of products by local technicians for ingredient analysis. The approvals may be conditioned on reformulation of our products, or may be unavailable with respect to some products or some ingredients. Product reformulation or the inability to introduce some products or ingredients into a particular market may have an adverse effect on sales. We must also comply with product labeling and packaging regulations that vary from country to country. Our failure to comply with these regulations can result in a product being removed from sale in a particular market, either temporarily or permanently.

The FTC, which exercises jurisdiction over the advertising of all of our products in the United States, has in the past several years instituted enforcement actions against several dietary supplement and food companies and against manufacturers of weight loss products generally for false and misleading advertising of some of their products. In addition, the FTC has increased its scrutiny of the use of testimonials, which we also utilize, as well as the role of expert endorsers and product clinical studies. Although we have not been the target of FTC enforcement action for the advertising of our products, we cannot be sure that the FTC, or comparable foreign agencies, will not question our advertising or other operations in the future. It is unclear whether the FTC will subject our advertisements to increased surveillance to ensure compliance with the principles set forth in its published advertising guidance.

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

In some countries, regulations applicable to the activities of our Members also may affect our business because in some countries we are, or regulators may assert that we are, responsible for our Members’ conduct. In these countries, regulators may request or require that we take steps to ensure that our Members comply with local regulations. The types of regulated conduct include: (1) representations concerning our products; (2) income representations made by us and/or Members; (3) public media advertisements, which in foreign markets may require prior approval by regulators; (4) sales of products in markets in which the products have not been approved, licensed or certified for sale; and (5) classification by government agencies of our Members as employees of the Company.

In some markets, it is possible that improper product claims by Members could result in our products being reviewed by regulatory authorities and, as a result, being classified or placed into another category as to which stricter regulations are applicable. In addition, we might be required to make labeling changes.

We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. They could, however, require: (1) the reformulation of some products not capable of being reformulated; (2) imposition of additional record keeping requirements; (3) expanded documentation of the properties of some products; (4) expanded or different labeling; (5) additional scientific substantiation regarding product ingredients, safety or usefulness; and/or (6) additional Member compliance surveillance and enforcement action by us. Any or all of these requirements could have a material adverse effect on our results of operations and financial condition.

We are subject to a permanent injunction issued in October 1986 pursuant to the settlement of an action instituted by the California Attorney General, the State Health Director and the Santa Cruz County District Attorney. We consented to the entry of this injunction without in any way admitting the allegations of the complaint. The injunction prevents us from making specified claims in advertising of our products, but does not prevent us from continuing to make specified claims concerning our products, provided that we have a reasonable basis for making the claims. The injunction also prohibits certain recruiting-related investments from Members and mandates that payments to Members be premised on retail sales (as defined); the injunction provides that the Company may establish a system to verify or document such compliance.

Network Marketing Program

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies as well as regulations in foreign markets administered by foreign agencies. Regulations applicable to network marketing organizations generally are directed at ensuring that product sales ultimately are made to consumers and that advancement within our organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales related criteria. For instance, in some markets, there are limits on the extent to which Members may earn royalty overrides on sales generated by Members that were not directly sponsored by the Member. When required by law, we obtain regulatory approval of our network marketing program or, when this approval is not required, the favorable opinion of local counsel as to regulatory compliance. Nevertheless, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable regulations. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

The FTC has approved revisions to its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife has adapted its practices and rules regarding the practices of its Members to comply with the revised Guides. However, it is possible that our use, and that of our Members, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and of our income opportunity will be significantly impacted and therefore might negatively impact our sales.

We also are subject to the risk of private party challenges to the legality of our network marketing program. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc., or Omnitrition, was challenged in a class action by Omnitrition distributors who alleged that it was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing program satisfies federal and other applicable statutes and case law.

Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004, Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB was in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. We believed the trial court’s judgment was flawed legally and factually and on March 8, 2012 HIB filed an appeal of the judgment with the Court of Appeal of Brussels. Nonetheless, the Company implemented various relatively minor clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. On December 2, 2013, the Court of Appeal rendered a judgment reversing the Commercial Court’s decision and rejected the claim of Test Ankoop in its entirety. Although Test Ankoop could appeal the decision of the Court of Appeal until March 31, 2014, we are unaware that an appeal has been filed.

It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing program could have a material adverse effect to our financial condition and operating results. An adverse determination could: (1) require us to make modifications to our network marketing program, (2) result in negative publicity or (3) have a negative impact on Member morale. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

As has been reported in the national media, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program. We believe, based in part upon prior guidance to the general public from the FTC, that our network marketing program is compliant with applicable law.

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

Other Regulations

We also are subject to a variety of other regulations in various foreign markets, including regulations pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on Members without having to pay social security assessments on behalf of the Members and without incurring severance obligations to terminated Members. In some countries, we may be subject to these obligations in any event.

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

Compliance Procedures

As indicated above, Herbalife, our products and our network marketing program are subject, both directly and indirectly through Members’ conduct, to numerous federal, state and local regulations, both in the United States and foreign markets. Beginning in 1985, we began to institute formal regulatory compliance measures by developing a system to identify specific complaints against Members and to remedy any violations of Herbalife’s rules by Members through appropriate sanctions, including warnings, suspensions and, when necessary, terminations. In our manuals, seminars and other training programs and materials, we emphasize that Members are prohibited from making therapeutic claims for our products.

Our general policy regarding acceptance of Member applications from individuals who do not reside in one of our markets is to refuse to accept the individual’s Member application.

In order to comply with regulations that apply to both us and our Members, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to Member operations and revise or alter our Member manuals and other training materials and programs to provide Members with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We are, however, unable to monitor our sales leaders and Members effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

In addition, regulations in existing and new markets often are ambiguous and subject to considerable interpretive and enforcement discretion by the responsible regulators. Moreover, even when we believe that we and our Members are initially in compliance with all applicable regulations, new regulations regularly are being added and the interpretation of existing regulations is subject to change. Further, the content and impact of regulations to which we are subject may be influenced by public attention directed at us, our products or our network marketing program, so that extensive adverse publicity about us, our products or our network marketing program may result in increased regulatory scrutiny.

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

Trademarks and Proprietary Formulas

We use the umbrella trademarks Herbalife® and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. As of December 31, 2013, we currently have approximately 2,300 trademark registrations worldwide. We consider our trademarks and trade names to be an important factor in our business. We also take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain sanitary registrations in many countries. We also make efforts to protect some unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees. However, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights.

Executive Officers of the Registrant

The table sets forth certain information regarding each person who serves as an executive officer of the Company.

Name	Age	Position with the Company
Michael O. Johnson	59	Chief Executive Officer, Director, Chairman of the Board
Desmond Walsh	56	President
Richard Goudis	52	Chief Operating Officer
Brett R. Chapman	58	Chief Legal Officer and Corporate Secretary
John G. DeSimone	47	Chief Financial Officer

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

Employees

As of December 31, 2013, we had approximately 7,000 employees of which approximately 1,700 were located in the United States. These numbers do not include our Members, who are independent contractors. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

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

Risks Related to Us and Our Business

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

Our failure to establish and maintain Member relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively to and through approximately 3.7 million independent Members, including 0.2 million in China, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Members. The loss of a significant number of Members for any reason could negatively impact sales of our products and could impair our ability to attract new Members. In our efforts to attract and retain Members, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing Members and attract new Members.

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. In light of this fact, we have our sales leaders re-qualify annually in order to maintain a more accurate count of their numbers. For the latest twelve month re-qualification period ending January 2014, approximately 51.8% of our sales leaders, excluding China and temporarily Venezuela, re-qualified. Members who purchase our product for personal consumption or for short-term income goals may stay with us for several months to one year. Sales leaders who have committed time and effort to build a sales organization will generally stay for longer periods. Members have highly variable levels of training, skills and capabilities. The turnover rate of our Members, and our operating results, can be adversely impacted if we, and our senior Member leadership, do not provide the necessary mentoring, training and business support tools for new Members to become successful sales people.

We estimate that, of our approximately 3.7 million independent Members, we had approximately 672,000 sales leaders as of December 31, 2013. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of Members for any reason, could negatively impact sales of our products, impair our ability to attract new Members and harm our financial condition and operating results.

Since we cannot exert the same level of influence or control over our independent Members as we could were they our own employees, our Members could fail to comply with applicable law or our Member policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

Our Members are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if Members were our own employees. As a result, there can be no assurance that our Members will participate in our marketing strategies or plans, accept our introduction of new products, or comply with our Members policies and procedures.

Extensive federal, state and local laws regulate our business, products and network marketing program. Because we have expanded into foreign countries, our policies and procedures for our independent Members differ due to the different legal requirements of each country in which we do business. While we have implemented Member policies and procedures designed to govern Member conduct and to protect the goodwill associated with Herbalife trademarks and tradenames, it can be difficult to enforce these policies and procedures because of the large number of Members and their independent status. Violations by our independent Members of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our products and operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent Members.

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

The size of our distribution force and the results of our operations may be significantly affected by the public’s perception of the Company and similar companies. This perception is dependent upon opinions concerning:

•	the safety and quality of our products and ingredients;

•	the safety and quality of similar products and ingredients distributed by other companies;

•	our Members;

•	our network marketing program; and

•	the direct selling business generally.

Adverse publicity concerning any actual or purported failure of our Company or our Members to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the licensing of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain Members, which would negatively impact our ability to generate revenue. We cannot ensure that all of our Members will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

In addition, our Members’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. For example, in May 2008 public allegations were made that certain of our products contain excessive amounts of lead thereby triggering disclosure and labeling requirements under California Proposition 65. Following an investigation, these allegations were publicly withdrawn by the allegations initiator. While we have confidence in our products because they fall within FDA suggested guidelines as well as applicable state regulations for the amount of lead that consumers can safely ingest and do not believe they trigger disclosure or labeling requirements under California Proposition 65, negative publicity such as this can disrupt our business. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

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

Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided thereby, has had, and could again have, a negative effect on our ability to attract, motivate and retain Members, and it could also affect our share price. In the mid-1980’s, our products and marketing program became the subject of regulatory scrutiny in the United States, resulting in large part from claims and representations made about our products by our Members, including impermissible therapeutic claims. The resulting adverse publicity caused a rapid, substantial loss of Members in the United States and a corresponding reduction in sales beginning in 1985. In addition, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and governmental inquiries, and significant stock price volatility. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price.

Our failure to appropriately respond to changing consumer preferences and demand for new products or product enhancements could significantly harm our Member and customer relationships and product sales and harm our financial condition and operating results.

Our business is subject to changing consumer trends and preferences, especially with respect to weight management products. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not respond in a timely or commercially appropriate manner to such changes. Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions and enhancements. Our failure to accurately predict these trends could negatively impact consumer opinion of our products, which in turn could harm our customer and Member relationships and cause the loss of sales. The success of our new product offerings and enhancements depends upon a number of factors, including our ability to:

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

Due to the high level of competition in our industry, we might fail to retain our customers and Members, which would harm our financial condition and operating results.

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

We are also subject to significant competition for the recruitment of Members from other network marketing organizations, including those that market weight management products, dietary and nutritional supplements and personal care products as well as other types of products. We compete for global customers and Members with regard to weight management, nutritional supplement and personal care products. Our competitors include both direct selling companies such as NuSkin Enterprises, Nature’s Sunshine, Alticor/Amway, Melaleuca, Avon Products, Oriflame, Omnilife, Tupperware and Mary Kay, as well as retail establishments such as Weight Watchers, Jenny Craig, General Nutrition Centers, Wal-Mart and retail pharmacies.

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our Members and customers. In addition, the fact that our Members may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a Member can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a Herbalife Member, (2) we do not require any specific amount of time to work as a Member, (3) we do not insist on any special training to be a Member and (4) we do not prohibit a new Member from working with another company. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining Members through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of Members will be successful and if they are not, our financial condition and operating results would be harmed.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints both domestically and abroad, and our failure or our Members’ failure to comply with these constraints could lead to the imposition of significant penalties or claims, which could harm our financial condition and operating results.

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our Members are in compliance with all of these regulations. Our failure or our Members’ failure to comply with these regulations or new regulations could disrupt our Members’ sale of our products, or lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

The FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife has revised its marketing materials to be compliant with the revised Guides. However, it is possible that our use, and that of our Members, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and our income opportunity, will be significantly impacted and therefore might negatively impact our sales.

Governmental regulations in countries where we plan to commence or expand operations may prevent or delay entry into those markets. In addition, our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into such markets. However, governmental regulations in our markets, both domestic and international, can delay or prevent the introduction, or require the reformulation or withdrawal, of certain of our products. Any such regulatory action, whether or not it results in a final determination adverse to us, could create negative publicity, with detrimental effects on the motivation and recruitment of Members and, consequently, on sales.

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

From time to time, the Company is subject to inquiries from and investigations by various governmental and other regulatory authorities with respect to the legality of the Company’s network marketing program. To the extent any of these inquiries are or become material they will be disclosed as required by applicable securities laws. The Company believes it could receive additional inquiries. Consistent with its policies, the Company has cooperated and will fully cooperate with any such inquiries.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The ambiguity surrounding these laws can also affect the public perception of our company. Specifically, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general and may adversely affect our share price.

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. In 2004 Test Ankoop-Test Achat, a Belgian consumer protection organization, sued Herbalife International Belgium, S.V., or HIB, challenging the legality of our network marketing program in Belgium. On November 23, 2011, the Brussels Commercial Court rendered a judgment that HIB is in violation of the Belgian law on Unfair Commercial Practices by establishing, operating or promoting a pyramid scheme where a consumer gives consideration for the opportunity to receive compensation that is derived primarily from the introduction of other consumers into the scheme rather than from the sale or consumption of products. We believed the trial court’s judgment was flawed legally and factually and on March 8, 2012 HIB filed an appeal of the judgment with the Court of Appeal of Brussels. Nonetheless, the Company implemented various relatively minor clarifications and changes which we believe are consistent with the trial court’s ruling pending the appeal procedure. On December 2, 2013, the Court of Appeal rendered a judgment reversing the Commercial Court’s decision and rejected the claim of Test Ankoop in its entirety. Although Test Ankoop could request the Supreme Court to review the legal issues underlying the judgment of the Court of Appeal until March 31, 2014, we are unaware that such a request for review has been filed. This or other adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in Belgium or in any other market in which we operate, could negatively impact our business. Additionally, Herbalife has been named as a defendant in a purported class action lawsuit filed April 8, 2013 in the U.S. District Court for the Central District of California (Bostick v. Herbalife International of America, Inc., et al) challenging the legality of our network marketing program under various state and federal laws. On May 30, 2013, we filed a motion to dismiss the lawsuit on a variety of grounds. On October 11, 2013, after plaintiff indicated his intention to dismiss certain claims brought under federal law, the Court denied our motion to dismiss the remaining state claims. We believe the suit is without merit and plan to defend the suit vigorously.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.

Approximately 82% of our net sales for the year ended December 31, 2013, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

In February 2013, the Venezuela government announced it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. We recognized approximately $15.1 million of net foreign exchange losses within our consolidated statements of income during the first quarter of 2013, as a result of remeasuring our Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. See Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Item 15 of Part IV of our 2013 Annual Report on Form 10-K for further information on the Bolivar devaluation.

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms which are significantly less favorable than the official rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If any of these events were to occur, it could result in a significant negative impact to our consolidated earnings, cash and cash equivalents and present and future cash flows. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within our 2013 Annual Report on Form 10-K, for a further discussion on Venezuela.

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

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government exercise broad discretion in deciding how to interpret and apply regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese Members.

Chinese regulations prevent persons who are not Chinese nationals from engaging in direct selling in China. We cannot guarantee that any of our Members living outside of China or any of our sales representatives or independent service providers in China have not engaged or will not engage in activities that violate our policies in this market, or that violate Chinese law or other applicable law, and therefore result in regulatory action and adverse publicity.

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

In addition, government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase Herbalife products. Moreover, our growth will depend upon improved training and other activities that enhance Member retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and Member retention in existing markets will be successful. If we are unable to continue to expand into new markets or further penetrate existing markets, our operating results could suffer.

Our contractual obligation to sell our products only through our Herbalife Member network and to refrain from changing certain aspects of our marketing plan may limit our growth.

We are a party to an agreement with our Members that provides assurances that we will not sell Herbalife products through any distribution channel other than our network of independent Herbalife Members. Thus, we are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the internet, through wholesale sales, by establishing retail stores or through mail order systems. Since this is an open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

In addition, this agreement with our Members provides that we will not change certain aspects of our marketing plan without the consent of a specified percentage of our Members. For example, our agreement with our Members provides that we may increase, but not decrease, the discount percentages available to our Members for the purchase of products or the applicable royalty override percentages, including roll-ups, and production and other bonus percentages available to our Members at various qualification levels within our Member hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our Members further provides that we may not vary the criteria for qualification for each Member tier within our Member hierarchy, unless we do so in such a way so as to make qualification easier.

Although we reserved the right to make these changes to our marketing plan without the consent of our Members in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, there can be no assurance that our agreement with our Members will not restrict our ability to adapt our marketing plan to the evolving requirements of the markets in which we operate. As a result, our growth may be limited.

We depend on the integrity and reliability of our information technology infrastructure, and any related inadequacies may result in substantial interruptions to our business.

Our ability to provide products and services to our Members depends on the performance and availability of our core transactional systems. We upgraded our back office systems globally to the Oracle Enterprise Suite which is supported by a robust hardware and network infrastructure. The Oracle Enterprise Suite is a scalable and stable solution that provides a solid foundation upon which we are building our next generation Member facing Internet toolset. While we continue to invest in our information technology infrastructure, there can be no assurance that there will not be any significant interruptions to such systems or that the systems will be adequate to meet all of our future business needs.

The most important aspect of our information technology infrastructure is the system through which we record and track Member sales, volume points, royalty overrides, bonuses and other incentives. We have encountered, and may encounter in the future, errors in our software or our enterprise network, or inadequacies in the software and services supplied by our vendors, although to date none of these errors or inadequacies has had a meaningful adverse impact on our business. Any such errors or inadequacies that we may encounter in the future may result in substantial interruptions to our services and may damage our relationships with, or cause us to lose, our Members if the errors or inadequacies impair our ability to track sales and pay royalty overrides, bonuses and other incentives, which would harm our financial condition and operating results. Such errors may be expensive or difficult to correct in a timely manner, and we may have little or no control over whether any inadequacies in software or services supplied to us by third parties are corrected, if at all.

Our ability to effectively manage our network of Members, and to ship products, and track royalty and bonus payments on a timely basis, depends significantly on our information systems. The failure of our information systems to operate effectively, or a breach in security of these systems, could adversely impact the promptness and accuracy of our product distribution and transaction processing. We could be required to make significant additional expenditures to remediate any such failure, problem or breach.

Anyone that is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur we could incur significant expenses addressing such problems. Since we collect and store Member and vendor information, including credit card information, these risks are heightened.

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

Our supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have approximately 50 suppliers of our products. For our major products, we typically have both primary and secondary suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders, Nature’s Bounty (U.S.) for meal replacements and nutritional supplements, and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan, Taiwan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, fructose, dairy products, gums, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

We permit the limited use of our trademarks by our Members to assist them in the marketing of our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our Members, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were this to occur it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.

If our Members fail to comply with labeling laws, then our financial condition and operating results would be harmed.

Although the physical labeling of our products is not within the control of our Members, our Members must nevertheless advertise our products in compliance with the extensive regulations that exist in certain jurisdictions, such as the United States, which considers product advertising to be labeling for regulatory purposes.

Our products are sold principally as foods, dietary supplements and cosmetics and are subject to rigorous FDA and related legal regimens limiting the types of therapeutic claims that can be made for our products. The treatment or cure of disease, for example, is not a permitted claim for these products. While we train our Members and attempt to monitor our Members’ marketing materials, we cannot ensure that all such materials comply with applicable regulations, including bans on therapeutic claims. If our Members fail to comply with these restrictions, then we and our Members could be subjected to claims, financial penalties, mandatory product recalls or relabeling requirements, which could harm our financial condition and operating results. Although we expect that our responsibility for the actions of our Members in such an instance would be dependent on a determination that we either controlled or condoned a noncompliant advertising practice, there can be no assurance that we could not be held vicariously liable for the actions of our Members.

If our intellectual property is not adequate to provide us with a competitive advantage or to prevent competitors from replicating our products, or if we infringe the intellectual property rights of others, then our financial condition and operating results would be harmed.

Our future success and ability to compete depend upon our ability to timely produce innovative products and product enhancements that motivate our Members and customers, which we attempt to protect under a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions. However, our products are generally not patented domestically or abroad, and the legal protections afforded by common law and contractual proprietary rights in our products provide only limited protection and may be time-consuming and expensive to enforce and/or maintain. Further, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our proprietary rights or from independently developing non-infringing products that are competitive with, equivalent to and/or superior to our products.

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

Our Formula 1 meal replacement product constitutes a significant portion of our sales, accounting for approximately 28%, 29%, and 29% of net sales for the fiscal years ended December 31, 2013, 2012, and 2011, respectively. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

We depend on the continued services of our Chairman and Chief Executive Officer, Michael O. Johnson, and our current senior management team as they work closely with the senior Member leadership to create an environment of inspiration, motivation and entrepreneurial business success. Although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could adversely impact our Member relations and operating results. If any of these executives do not remain with us, our business could suffer.

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

We may use from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of dividends to our shareholders.

In February 2014, we issued convertible notes due 2019, or the Convertible Notes, in the aggregate principal amount of $1.15 billion. At maturity, we will have to pay the holders of the Convertible Notes the full aggregate principal amount of the Convertible Notes then outstanding.

Holders of our Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. The Convertible Notes are net-share settled. If one or more holders elect to convert their Convertible Notes when conversion is permitted, we could be required to make cash payments equal to the par amount of each Convertible Note, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, because our Convertible Notes are net-share settled, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. The requirement to pay cash upon conversion of the Convertible Notes or any adverse accounting treatment of the Convertible Notes may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of dividends to our shareholders.

The conversion of any of the Convertible Notes into common shares could have a dilutive effect that could cause our share price to go down.

The Convertible Notes, until May 15, 2019, are convertible into common shares only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved common shares for issuance upon conversion of the Convertible Notes. Upon conversion, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in common shares. While we have entered into capped call transactions to effectively increase the conversion of the Convertible Notes and lessen the risk of dilution to shareholders upon conversion, if the market price of our common shares, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the number of our common shares we receive upon exercise of the capped call transactions will be capped. In that case, there would be dilution in respect of our common shares, because the number of our common shares or amounts of cash that we would owe upon conversion of the Convertible Notes in excess of the principal amount of converted Convertible Notes would exceed the number of common shares that we would be entitled to receive upon exercise of the capped call transactions, which would cause a dilutive effect that could cause our share price to go down. If any or all of the Convertible Notes are converted into common shares, our existing stockholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline.

The conversion rate for the Convertible Notes as of February 7, 2014, the date of issuance thereof, was 11.5908 common shares per $1,000 principal amount or a conversion price of approximately $86.28 per common share. Because the conversion rate of the Convertible Notes adjusts upward upon the occurrence of certain events, such as a dividend payment, our existing shareholders may experience more dilution if any or all of the Convertible Notes are converted into common shares after the adjusted conversion rates became effective.

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

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the 2009 — 2013 period. If an assessment is issued, we would be required to pay the amount requested in order to appeal the assessment. Based on our analysis and guidance from our advisors, we do not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss.

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

We may be held responsible for certain taxes or assessments relating to the activities of our Members, which could harm our financial condition and operating results.

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. For example, in Brazil and Italy the Company received tax assessments from the authorities for withholding taxes, social contributions, and related items in connection with payments made to Members in those countries in prior periods. The Company has appealed the assessments. In the case of Italy the assessment is anticipated to be withdrawn. The Company believes it has meritorious defenses in other instances. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

The Cayman Islands have provisions under the Companies Law (2013 Revision) (the “Companies Law”) to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies. These provisions, contained within Part XVI of the Companies Law, are broadly similar to the merger provisions as provided for under Delaware Law.

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

Our stock price may be adversely affected by third parties who raise allegations about our Company.

Short sellers and others who raise allegations regarding the legality of our business activities, some of whom are positioned to profit if our stock declines, can negatively affect our stock price. In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. Following this public announcement in December 2012, our stock price dropped significantly. This hedge fund manager continues to make allegations regarding the legality of our network marketing program, our product safety, our accounting practices and other matters. Additionally, from time to time the Company is subject to governmental and regulatory inquiries and inquiries from legislators that may adversely affect our stock price. Our stock price has continued to exhibit heightened volatility and the short interest in our common shares continues to remain high. Short sellers expect to make a profit if our common shares decline in value, and their actions and their public statements may cause further volatility in our share price. While a number of traders have publicly announced that they have taken long positions contrary to the hedge fund shorting our shares, the existence of such a significant short interest position and the related publicity may lead to continued volatility. The volatility of our stock may cause the value of a shareholder’s investment to decline rapidly.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

As of December 31, 2013, we leased the majority of our physical properties. Our corporate executive offices are located in the LA Live complex in downtown Los Angeles, California, where we currently occupy approximately 85,000 square feet with terms expiring in 2018. We also lease approximately 311,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through July 2021 and January 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico we lease approximately 140,000 square feet of office space with the term of the lease expiring in January 2018. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 178,000 square feet with the term expected to expire in February 2023. In Suzhou, China we are leasing our manufacturing facilities of approximately 81,000 square feet under leases expiring in September 2017.

As of December 31, 2013, we also owned a manufacturing facility in Winston-Salem, North Carolina. The manufacturing facility contains approximately 800,000 square feet of manufacturing and office space. See Item 1 — Business for further discussion of the manufacturing facility purchased in Winston-Salem, North Carolina.

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

Quarter Ended	High	Low
March 31, 2013	$47.16	$30.84
June 30, 2013	$52.84	$34.72
September 30, 2013	$74.22	$44.85
December 31, 2013	$81.75	$59.81

Quarter Ended	High	Low
March 31, 2012	$72.11	$50.70
June 30, 2012	$73.00	$42.15
September 30, 2012	$56.39	$44.79
December 31, 2012	$53.60	$24.24

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

The closing price of our common shares on February 12, 2014, was $65.59. The approximate number of holders of record of our common shares as of February 12, 2014 was 697. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2013. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2008 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Five Year Total Return

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Herbalife Ltd.	$100.00	$193.36	$331.61	$508.19	$331.75	$811.53
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19
Peer Index	$100.00	$141.75	$145.74	$133.94	$124.59	$195.97

Information with Respect to Dividends

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company’s board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. The aggregate amount of dividends paid and declared during fiscal year 2013, 2012, and 2011 was approximately $123.1 million, $135.1 million, and $85.5 million, respectively.

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

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2013, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	7,454,294	$33.24	3,692,640
Equity compensation plans not approved by security holders	—	—	—
Total	7,454,294	$33.24	3,692,640

(1)	Consists of five plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the Consolidated Financial Statements.

(2)	Includes 1.8 million common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

(3)	Number of securities to be issued upon exercise of stock appreciation rights was calculated using the market price at December 31, 2013.

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

The following is a summary of our repurchases of common shares during the three months ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1 — October 31	—	—	—	$677,621,449
November 1 — November 30	—	—	—	$677,621,449
December 1 — December 31	337,828	$74.02	337,828	$652,614,745

Total	337,828	$74.02	337,828	$652,614,745

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Income Statement Data:
Net sales	$4,825,308	$4,072,330	$3,454,537	$2,734,226	$2,324,577
Cost of sales	963,423	812,583	680,084	558,811	493,134

Gross profit	3,861,885	3,259,747	2,774,453	2,175,415	1,831,443
Royalty overrides	1,497,556	1,338,633	1,137,560	900,248	761,501
Selling, general and administrative expenses(1)	1,629,052	1,259,667	1,074,623	887,655	773,911

Operating income(1)	735,277	661,447	562,270	387,512	296,031
Interest expense, net	18,560	10,541	2,491	7,417	5,103

Income before income taxes	716,717	650,906	559,779	380,095	290,928
Income taxes	189,192	186,944	144,820	87,212	89,036

Net income	$527,525	$463,962	$414,959	$292,883	$201,892

Earnings per share
Basic	$5.14	$4.13	$3.53	$2.46	$1.65
Diluted	$4.91	$3.94	$3.32	$2.32	$1.60
Weighted average shares outstanding
Basic	102,620	112,359	117,540	119,004	122,442
Diluted	107,445	117,856	124,846	126,495	126,194
Other Financial Data:
Retail sales(2)	$7,514,041	$6,404,334	$5,427,844	$4,306,262	$3,690,061
Net cash provided by (used in):
Operating activities	772,875	567,784	510,540	387,875	285,056
Investing activities	(150,822)	(125,000)	(92,086)	(69,136)	(71,322)
Financing activities	30,742	(371,241)	(339,008)	(261,953)	(213,327)
Depreciation and amortization	84,739	74,384	71,853	68,621	62,437
Capital expenditures(3)	162,546	122,797	90,855	68,125	60,128

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share data)
Balance Sheet Data:
Cash and cash equivalents	$972,974	$333,534	$258,775	$190,550	$150,801
Receivables, net	100,326	116,139	89,660	85,612	76,958
Inventories	351,201	339,411	247,696	182,467	145,962
Total working capital	720,942	221,685	206,128	118,720	82,463
Total assets	2,473,701	1,724,143	1,463,075	1,241,110	1,152,830
Total debt	931,269	487,607	203,621	178,166	250,333
Shareholders’ equity(4)	551,446	395,483	548,144	473,996	351,218
Cash dividends per common share	1.20	1.20	0.73	0.45	0.40

(1)	The year ended December 31, 2009 includes severance and related expenses associated with restructuring activities of approximately $1.3 million.

(2)	Retail sales represent the gross sales amount reflected on our invoices to our Members and are based on suggested retail prices. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our Members, after giving effect to all discounts provided to our Members referred to as “distributor allowances.” “Net sales” represents product sales and shipping & handling revenues.

Retail sales data is discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, information in daily and monthly reports reviewed by our management includes retail sales data.

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Retail sales	$7,514,041	$6,404,334	$5,427,844	$4,306,262	$3,690,061
Distributor allowance	(3,313,298)	(2,927,408)	(2,483,122)	(1,968,769)	(1,696,444)

Product sales	4,200,743	3,476,926	2,944,722	2,337,493	1,993,617
Shipping & handling revenues	624,565	595,404	509,815	396,733	330,960

Net sales	$4,825,308	$4,072,330	$3,454,537	$2,734,226	$2,324,577

(3)	Includes accrued capital expenditures. See the Consolidated Statement of Cash Flows for capital expenditures paid in cash during the years ended December 31, 2013, 2012, and 2011.

(4)	During the years ended December 31, 2013, 2012, 2011, 2010, and 2009, we paid an aggregate $123.1 million, $135.1 million, $85.5 million, $53.7 million, and $48.7 million in dividends, respectively, and repurchased $297.4 million, $527.8 million, $298.8 million, $150.1 million, and $73.2 million of our common shares through open market purchases, respectively.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

We are a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of December 31, 2013, we sold our products to and through a network of 3.7 million independent members, or Members, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, many of whom are simply discount customers. In China, we currently sell our products through retail stores, sales representatives, sales officers and independent service providers. We are in the process of changing our terminology to identify “distributors” as “Members.” Those Members who participate in the business opportunity that our network marketing program presents are referred to as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 34-year operating history. As of December 31, 2013, we sold our products in 91 countries.

Our products are grouped in four principal categories: weight management; targeted nutrition; energy, sports & fitness; and outer nutrition, along with literature and promotional items. Our products are often sold through a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our Members’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the global obesity epidemic and the aging of the worldwide population, which are driving demand for weight management, nutrition and wellness-related products along with the global increase in under employment and unemployment which can affect the recruitment and retention of Members seeking part time or full time income opportunities.

While we continue to monitor the current global financial environment, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining Members, improving Member productivity, opening new markets, further penetrating existing markets, globalizing successful Distributor Methods of Operation, or DMOs, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management also continues to monitor the Venezuelan market and especially the limited ability to repatriate cash.

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

We assign a Volume Point value to a product when it is first introduced into a market and the value is unaffected by subsequent exchange rate and price changes. The specific number of Volume Points assigned to a product, and generally consistent across all markets, is based on a Volume Point to suggested retail price ratio for similar products. If a product is available in different quantities, the various sizes will have different Volume Point values. In general, once assigned, a Volume Point value is consistent in each region and country and does not change from year to year. The reason Volume Points are used in the manner described above is that we use Volume Points for Member qualification and recognition purposes and therefore we attempt to keep Volume Points for a similar or like product consistent on a global basis. However, because Volume Points are a function of value rather than product type or size, they are not a reliable measure for product mix. As an example, an increase in Volume Points in a specific country or region could mean a significant increase in sales of less expensive products or a marginal increase in sales of more expensive products.

	For the Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
	(Volume points in millions)
North America	1,249.9	1,157.8	8.0%	1,157.8	987.1	17.3%
Mexico	864.3	815.4	6.0%	815.4	704.5	15.7%
South & Central America	966.2	740.4	30.5%	740.4	569.9	29.9%
EMEA	698.0	602.5	15.9%	602.5	545.0	10.6%
Asia Pacific (excluding China)	1,225.4	1,197.8	2.3%	1,197.8	961.6	24.6%
China	333.6	206.5	61.5%	206.5	153.8	34.3%

Worldwide	5,337.4	4,720.4	13.1%	4,720.4	3,921.9	20.4%

Average Active Sales Leaders by Geographic Region

With the continued expansion of daily consumption DMOs in our different markets and our objective to improve Member retention, we believe the Average Active Sales Leader is a useful metric. It represents the monthly average number of sales leaders that place an order, including orders of non-sales leader Members in their downline sales organization, during a given period. We rely on this metric as an indication of the engagement level of sales leaders in a given region. Changes in the Average Active Sales Leader metric may be indicative of potential for changes in annual retention levels and future sales growth.

	For the Year Ended December 31,			For the Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
North America	72,058	66,054	9.1%	66,054	56,741	16.4%
Mexico	63,581	57,651	10.3%	57,651	47,697	20.9%
South & Central America	58,090	44,980	29.1%	44,980	34,938	28.7%
EMEA	49,650	44,098	12.6%	44,098	38,607	14.2%
Asia Pacific (excluding China)	71,542	63,255	13.1%	63,255	48,195	31.2%
China	14,808	11,683	26.7%	11,683	8,814	32.6%
Worldwide(1)	318,740	277,803	14.7%	277,803	227,308	22.2%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year).

Sales Leaders Statistics (Excluding China)	2013	2012	2011
	(In thousands)
January 1 total sales leaders	583.1	501.3	434.2
January & February new sales leaders	37.1	34.8	28.9
Demoted sales leaders (did not re-qualify)	(182.8)	(151.3)	(144.8)
Other sales leaders (resigned, etc)	(1.3)	(0.8)	(0.8)

End of February total sales leaders	436.1	384.0	317.5

The Member statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2013	2012	2011
	(In thousands)
Sales leaders needed to re-qualify	379.6	314.9	283.2
Demoted sales leaders (did not re-qualify)	(182.8)	(151.3)	(144.8)

Total re-qualified	196.8	163.6	138.4

Retention rate	51.8%	52.0%	48.9%

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders			Sales Leaders Retention Rate
	2013	2012	2011	2013	2012	2011
North America	86,469	79,150	72,152	54.7%	51.1%	48.6%
Mexico	78,453	67,959	54,526	57.6%	59.2%	57.9%
South & Central America	79,351	65,653	50,288	53.6%	55.7%	47.3%
EMEA	57,071	55,121	49,696	60.7%	61.5%	58.6%
Asia Pacific (excluding China)	134,714	116,158	90,822	40.1%	40.2%	38.4%

Total Sales leaders	436,058	384,041	317,484	51.8%	52.0%	48.9%
China	30,304	26,262	30,543

Worldwide Total Sales Leaders	466,362	410,303	348,027

Sales leaders purchase most of our products for resale to other Members and consumers. The number of sales leaders by geographic region as of the quarterly reporting dates will normally be higher than the number of sales leaders by geographic region as of the re-qualification period because sales leaders who do not re-qualify during the relevant twelve-month period will be removed from the rank of sales leader the following February. Comparisons of sales leader totals on a year-to-year basis are indicators of our recruitment and retention efforts in different geographic regions.

We provide Members with products, support materials, training, special events and a competitive compensation program. If a Member wants to pursue the Herbalife business opportunity, the Member is responsible for growing his or her business and personally pays for the sales activities related to attracting new customers and recruiting Members. Activities may include hosting events such as Herbalife Opportunity Meetings or Success Training Seminars; advertising Herbalife’s products; purchasing and using promotional materials such as t-shirts, buttons and caps; utilizing and paying for direct mail and print material such as brochures, flyers, catalogs, business cards, posters and banners and telephone book listings; purchasing inventory for sale or use as samples; and training and mentoring customers and recruits on how to use Herbalife products and/or pursue the Herbalife business opportunity.

Presentation

“Retail sales” represent the suggested retail price of products we sell to our Members and is the gross sales amount reflected on our invoices. This is not the price paid to us by our Members. Our Members purchase product from us at a discount from the suggested retail price. We refer to these discounts as “Distributor Allowance”, and we refer to retail sales less distributor allowances as “Product Sales”.

Total distributor allowances for 2013, 2012 and 2011 were 44.1%, 45.7% and 45.7% of Retail Sales, respectively. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

“Net Sales” equal product sales plus “shipping and handling revenues”, and generally represents what we collect.

During 2013 we simplified our pricing structure for most markets, increasing suggested retail prices and reducing total shipping and handling fees, eliminating a “packaging and handling” line item from our invoices to Members, with no impact on total Member cost. In conjunction, the method for Distributor Allowances and Marketing Plan payouts now generally utilizes 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for Distributor Allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Consequently, the revision to our pricing structure did not have a meaningful impact on the amounts of Distributor Allowance or payouts under our Marketing Plan and did not materially impact our consolidated Net Sales and profitability.

We do not have visibility to all of the sales from our Members to their customers, but such a figure would differ from our reported “retail sales” by factors including (a) the amount of product purchased by our Members for their own personal consumption and (b) prices charged by our Members to their customers other than our suggested retail prices. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail sales to net sales is presented below under Results of Operations.

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period using “net sales in local currency”. Net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the functional currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency is useful to investors because it allows a meaningful comparison of net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

Our “gross profit” consists of net sales less “cost of sales,” which represents our manufacturing costs, the price we pay to our raw material suppliers and manufacturers of our products as well as shipping and handling costs including duties, tariffs, and similar expenses.

While all Members can potentially profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members can earn additional compensation for those activities, which we refer to as “Royalty overrides.” Royalty overrides are our most significant operating expense and consist of:

•	royalty overrides and production bonuses;

•	the Mark Hughes bonus payable to some of our most senior Members; and

•	other discretionary incentive cash bonuses to qualifying Members.

During 2013, 2012 and 2011, total Royalty overrides were 31.0%, 32.9% and 32.9% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to the Company and as such are recorded as an operating expense.

Due to restrictions on direct selling in China, our independent service providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our traditional marketing program. Compensation to China independent service providers is included in selling, general and administrative expenses.

Because of local country regulatory constraints, we may be required to modify our Member incentive plans as described above. We also pay reduced royalty overrides with respect to certain products worldwide. Consequently, the total royalty override percentage may vary over time and from the percentages noted above.

Our “contribution margins” consist of net sales less cost of sales and royalty overrides.

“Selling, general and administrative expenses” represent our operating expenses, which include labor and benefits, sales events, professional fees, travel and entertainment, Member promotions, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.

Most of our sales to Members outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign exchange forward and option contracts to partially mitigate our foreign currency exchange risk as discussed in further detail in Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit new Members and retain existing Members, open new markets, further penetrate existing markets, introduce new products and programs that will help our Members increase their retail efforts and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	20.0	19.9	19.7

Gross profit	80.0	80.1	80.3
Royalty overrides(1)	31.0	32.9	32.9
Selling, general and administrative expenses(1)	33.8	30.9	31.1

Operating income	15.2	16.3	16.3
Interest expense	0.6	0.4	0.3
Interest income	0.2	0.1	0.2

Income before income taxes	14.8	16.0	16.2
Income taxes	3.9	4.6	4.2

Net income	10.9	11.4	12.0

(1)	Compensation to our China sales employees and service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.

Changes in net sales are directly associated with the recruiting and retention of our Member force, retailing of our products, the quality and completeness of our product offerings that the Member force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member marketing program coupled with educational and motivational tools and promotions to encourage Members to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn recruiting, retention and retailing techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of Members and sales leaders who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate Members to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the year ended December 31, 2013 as compared to the same period in 2012 and during the year ended December 31, 2012 as compared to the same period in 2011, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of Members and retailing of our products. The correct business foundation includes strong country management that works closely with the Member leadership, actively engaged and unified Member leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive Member marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated Member sales organization that will work toward increasing the recruitment and retention of Members.

We anticipate that our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. In addition, new ideas and DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members, country management or regional and corporate management. While we support a number of different DMOs, one of the more popular DMOs is the daily consumption DMO. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

Financial Results for the year ended December 31, 2013 compared to the year ended December 31, 2012

Net sales for the year ended December 31, 2013 increased 18.5% to $4,825.3 million as compared to $4,072.3 million in 2012. In local currency, net sales for the year ended December 31, 2013 increased 19.4% as compared to the same period in 2012. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased Member engagement and an increase in average active sales leaders; branding activities and increased Member recruiting.

Net income for the year ended December 31, 2013 increased 13.7% to $527.5 million, or $4.91 per diluted share, compared to $464.0 million, or $3.94 per diluted share, for the same period in 2012. The increase was primarily due to higher contribution margin driven by net sales growth discussed above, partially offset by higher selling, general and administrative expenses to support the growth of our business and for the legal and advisory services described below, higher interest expense and higher income taxes.

Net income for the year ended December 31, 2013 included approximately $29.1 million pre-tax unfavorable impact ($24.5 million post-tax) related to legal and advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 and approximately $20.4 million pre-tax unfavorable impact ($15.6 million post-tax) related to expenses for the re-audit of the Company’s 2010 to 2012 financial statements (See Selling, General and Administrative Expenses below for further discussion). Net income for year ended December 31, 2013 also included a $15.1 million pre-tax unfavorable impact ($9.8 million post-tax) related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Currency Restrictions in Venezuela below for further discussion of currency exchange rate issues in Venezuela).

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,										Change in Net Sales
	2013					2012
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
North America	$1,485.6	$(685.4)	$800.2	$107.8	$908.0	$1,334.2	$(635.8)	$698.4	$142.8	$841.2	7.9%
Mexico	937.6	(444.8)	492.8	69.6	562.4	802.1	(391.7)	410.4	85.7	496.1	13.4%
South & Central America	1,519.6	(718.8)	800.8	172.7	973.5	1,134.2	(544.5)	589.7	99.1	688.8	41.3%
EMEA	1,198.4	(572.1)	626.3	108.9	735.2	1,018.3	(492.7)	525.6	102.2	627.8	17.1%
Asia Pacific	1,815.3	(805.8)	1,009.5	165.1	1,174.6	1,780.6	(806.2)	974.4	165.5	1,139.9	3.0%
China	557.5	(86.4)	471.1	0.5	471.6	334.9	(56.5)	278.4	0.1	278.5	69.3%

Worldwide	$7,514.0	$(3,313.3)	$4,200.7	$624.6	$4,825.3	$6,404.3	$(2,927.4)	$3,476.9	$595.4	$4,072.3	18.5%

(1)	During 2013 we simplified our pricing structure for most markets by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to Members. These changes did not materially impact our consolidated Net Sales and profitability.

North America

The North America region reported net sales of $908.0 million for the year ended December 31, 2013. Net sales increased $66.8 million, or 7.9%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 8.0% for the year ended December 31, 2013, as compared to the same period in 2012. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $64.0 million, or 7.8%, for the year ended December 31, 2013, as compared to the same period in 2012.

In the U.S. we continue to see the success of our Members converting their business strategy toward daily consumption DMOs, especially the Nutrition Club.

Average active sales leaders in the region increased 9.1% for the year ended December 31, 2013, as compared to the same period in 2012.

In February 2013, the region hosted a series of trainings in nine cities with approximately 8,500 attendees. In April, the region hosted a series of General market trainings in thirteen cities with approximately 7,200 attendees. In June, the region hosted a series of Latin market trainings in nine cities with approximately 12,400 attendees. In July, the region hosted a series of General Market trainings in thirteen cities with a total of approximately 7,800 attendees. In October, the region hosted a General market Extravaganza in Las Vegas and a Latin market Extravaganza in Los Angeles with attendance of approximately 11,600 and 13,000, respectively.

Mexico

The Mexico region reported net sales of $562.4 million for the year ended December 31, 2013. Net sales for the year ended December 31, 2013 increased $66.3 million, or 13.4%, as compared to the same period in 2012. In local currency, net sales for the year ended December 31, 2013 increased 10.0% as compared to the same period in 2012. The fluctuation of foreign currency rates had a favorable impact of $16.8 million on net sales for the year ended December 31, 2013.

The growth in net sales is primarily the result of increased Member engagement as well as the continued success of the Nutrition Club DMO. One of the recent growth drivers in Mexico has been the ongoing transition from home clubs to commercial clubs by many Members, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours.

Average active sales leaders in Mexico increased 10.3% for the year ended December 31, 2013, as compared to the same period in 2012.

In May, the region hosted two Leadership trainings in Puerto Vallarta and Acapulco with a total of approximately 16,200 attendees. In September, the region hosted an Extravaganza in Mexico City and in Guadalajara with a total of approximately 28,300 attendees.

South and Central America

The South and Central America region reported net sales of $973.5 million for the year ended December 31, 2013. Net sales increased $284.7 million, or 41.3%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 49.0% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $52.7 million unfavorable impact on net sales for the year ended December 31, 2013. The increase in net sales for the year ended December 31, 2013, as compared to the same period in 2012, was due to an increase in net sales in almost every country in the region led by Brazil, Venezuela and Colombia. This growth was primarily driven by the adoption and expansion of daily consumption DMOs throughout the region.

In Brazil, the region’s largest market, net sales increased $66.3 million, or 21.0%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 33.8% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $40.2 million unfavorable impact on net sales in Brazil for the year ended December 31, 2013. The increase in net sales continues to be driven by the successful adoption of Nutrition Clubs and other daily consumption DMOs.

Venezuela, the region’s second largest market, experienced a net sales increase of $124.4 million, or 87.6%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 87.6% for the year ended December 31, 2013, as compared to the same period in 2012. The overall sales growth was primarily due to increased Member engagement and growth in the Nutrition Club DMO. Venezuela also had price increases of 15% in December 2012, 17% in April 2013, and 19% in July 2013, all of which contributed to the increase in sales. The Company initiated price increases in Venezuela of 30% and 23% during December 2013 in order to better align product prices with the economic conditions of the market. The overall impact of these price increases could decrease volume in 2014. During January 2014, an additional price increase was planned but not allowed after a review by local governmental agencies. Commencing in 2014, the Company has taken numerous initiatives to reduce its economic exposure to this market, including limiting product imports. The rate for which we remeasure sales in Venezuela was officially devalued from 5.3 Venezuelan Bolivars per U.S. dollar to 6.3 Venezuelan Bolivars per U.S. dollar during February 2013, and had a $46.6 million unfavorable impact on net sales in Venezuela for the year ended December 31, 2013. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

Average active sales leaders in the region increased 29.1% for the year ended December 31, 2013, as compared to the same period in 2012.

In February 2013, the region hosted a regional Extravaganza in Bogota, Colombia with approximately 20,200 attendees. In May, the region held three Brazil Extravaganzas with approximately 15,000 attendees. In October, Brazil hosted a World Team School event with approximately 5,500 attendees.

EMEA

The EMEA region reported net sales of $735.2 million for the year ended December 31, 2013. Net sales increased $107.4 million, or 17.1%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 16.3% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a favorable impact on net sales of $5.0 million for the year ended December 31, 2013. The increase in net sales for the year ended December 31, 2013 was primarily driven by increases in Russia, the United Kingdom, Spain, and Italy.

Net sales in Russia, our largest market in the region, increased $25.0 million, or 24.7%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 28.2% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $3.6 million unfavorable impact on net sales in Russia for the year ended December 31, 2013. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and branding including the sponsorship of FC Spartak Moscow football club.

Net sales in Italy, our second largest market in the region, increased $13.4 million, or 13.7%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 10.1% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $3.6 million favorable impact on net sales in Italy for the year ended December 31, 2013. Italy has now had three consecutive quarters of positive year-over-year sales growth. Management believes this is a strong indication that the market is embracing the daily consumption DMO.

Net sales in Spain, our third largest market in the region, increased $15.4 million, or 29.1%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales in Spain increased 24.7% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $2.3 million favorable impact on net sales in Spain for the year ended December 31, 2013. The increase in Spain was mainly due to the positive effect of increased Member engagement and recruitment.

Net sales in the United Kingdom increased $25.5 million, or 80.5%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales in the United Kingdom increased 83.0% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $0.8 million unfavorable impact on net sales in the United Kingdom for the year ended December 31, 2013. The increase in the United Kingdom was primarily due to the successful adoption of Nutrition Clubs and Weight Loss Challenge DMO.

Average active sales leaders in the region increased 12.6% for the year ended December 31, 2013, as compared to the same period in 2012.

In September, the region hosted four Extravaganzas including two in Russia (St. Petersburg and Krasnoyarsk), one in Istanbul, Turkey, and one in Cologne, Germany. The Germany and Turkey events had approximately 15,000 and 3,900 attendees, respectively, while the Russia events had a total of approximately 8,100 attendees. In November, South Africa hosted an Extravaganza with approximately 1,750 attendees. Also in November, Russia hosted an Extravaganza in Mongolia with approximately 1,500 attendees.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,174.6 million for the year ended December 31, 2013. Net sales increased $34.7 million, or 3.0%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 4.7% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact of $18.6 million on net sales for the year ended December 31, 2013. The increase in net sales for the year ended December 31, 2013 was driven primarily by growth in Indonesia, South Korea, and Vietnam, partially offset by Japan and Malaysia.

Net sales in South Korea, our largest market in the region, increased $12.3 million, or 2.9%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales for the year ended December 31, 2013 were comparable to the same period in 2012. The fluctuation of foreign currency rates had a favorable impact on net sales of $12.2 million for the year ended December 31, 2013. South Korea continues to be impacted by a modest slowdown in the number of new Nutrition Clubs as well as a decline in productivity in certain Nutrition Clubs compared to the prior year period.

Net sales in Taiwan, our second largest market in the region, decreased $6.9 million, or 4.5%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales decreased 4.2% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.5 million for the year ended December 31, 2013. Taiwan had their first price increase in almost three years in April and volume in subsequent months was lower than normal as a result. Volume has recently begun to recover although it is still below levels from a year ago. Despite the decrease in net sales for the twelve months ended December 31, 2013 as compared to the prior twelve month period, we believe the overall trend is favorable indicating that the strategic steps taken to address Member business training practices around Nutrition Clubs since fourth quarter 2010 are proving successful.

Net sales in India, our third largest market in the region, increased $1.0 million, or 0.7%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 10.4% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $14.0 million for the year ended December 31, 2013. The increase in net sales for the year ended December 31, 2013 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club.

Net sales in Indonesia, our fourth largest market in the region, increased $32.9 million, or 35.6%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 49.6% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $13.0 million for the year ended December 31, 2013. The primary catalyst driving the sales increase in Indonesia was the growth in Nutrition Clubs.

Net sales in Malaysia, our fifth largest market in the region, decreased $11.5 million, or 9.7%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales decreased 8.2% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.7 million for the year ended December 31, 2013. The decrease in net sales for the twelve months ended December 31, 2013 reflects, in part, the opening of a competitor in the country on October 1st and the move of several Members to the new company. We believe this is a short term issue and that the impact will not be an issue going forward into 2014. In addition, during 2012 we saw tremendous growth in Nutrition Home Clubs and some of these clubs suffered from a lack of proper training and have declined in number and activity levels as a result. We are working with Member leadership in Malaysia to address these training issues. We believe that the underlying DMO’s currently used by Members in the country (Nutrition Clubs, Road Shows, and Mega Herbalife Opportunity Meetings) provide for a solid base of growth going forward.

Average active sales leaders in the region increased 13.1% for the year ended December 31, 2013, as compared to the same period in 2012.

In June, the region hosted three regional extravaganzas, in South Korea, India and Thailand, with approximately 13,800, 13,500 and 19,000 attendees, respectively. In October, the region hosted an AWT University event in Thailand with approximately 7,300 attendees.

China

Net sales in China were $471.6 million for the year ended December 31, 2013. Net sales increased $193.1 million, or 69.3%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 64.7% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a favorable impact of $12.8 million on net sales for the year ended December 31, 2013.

The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs. In addition, sales have benefited from Member acceptance of a trial Preferred Customer program which was launched earlier this year as well as on-line ordering.

Average active sales leaders in China increased 26.7% for the year ended December 31, 2013, as compared to the same period in 2012. We believe that the increase in Member engagement as reflected in the average active sales leader numbers is indicative of the market transitioning to daily consumption DMOs.

As of December 31, 2013, we were operating 66 retail stores in 29 provinces in China and had direct selling licenses to 25 out of the 29 provinces in which we operated. We continue to seek additional provincial licenses where appropriate.

In April the region hosted its annual China Extraordinary Tour (Honors) with approximately 8,600 attendees. In July, a Healthy & Activity Tour was held in five cities with a total of approximately 7,500 attendees. In October, the region hosted an Anniversary Rally with approximately 11,200 attendees.

Sales by Product Category

	Year Ended December 31,										% Change in Net Sales
	2013					2012
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
Weight Management	$4,878.5	$(2,220.3)	$2,658.2	$405.5	$3,063.7	$4,118.8	$(1,946.8)	$2,172.0	$382.9	$2,554.9	19.9%
Targeted Nutrition	1,767.4	(804.4)	963.0	146.9	1,109.9	1,523.1	(719.9)	803.2	141.6	944.8	17.5%
Energy, Sports and Fitness	405.2	(184.4)	220.8	33.7	254.5	337.5	(159.5)	178.0	31.4	209.4	21.5%
Outer Nutrition	250.4	(114.0)	136.4	20.8	157.2	235.9	(111.5)	124.4	21.9	146.3	7.5%
Literature, Promotional and Other(1)	212.5	9.8	222.3	17.7	240.0	189.0	10.3	199.3	17.6	216.9	10.7%

Total	$7,514.0	$(3,313.3)	$4,200.7	$624.6	$4,825.3	$6,404.3	$(2,927.4)	$3,476.9	$595.4	$4,072.3	18.5%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

Net sales for all product categories increased for the year ended December 31, 2013 as compared to the same period in 2012. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,861.9 million for the year ended December 31, 2013, as compared to $3,259.7 million for the same period in 2012. As a percentage of net sales, gross profit for the year ended December 31, 2013 was 80.0%, comparable to 80.1% for the same period in 2012. For the year ended December 31, 2013 the favorable impact from retail price increases was primarily offset by the unfavorable impact of inventory write-downs.

Royalty Overrides

Royalty Overrides were $1,497.6 million for the year ended December 31, 2013, as compared to $1,338.6 million for the same period in 2012. Royalty Overrides as a percentage of net sales was 31.0% for the year ended December 31, 2013 as compared to 32.9% for the same period in 2012. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our sales employees and independent service providers in China is included in selling, general and administrative expenses as opposed to Royalty Overrides where it is included for all other Members under our worldwide marketing plan. We anticipate fluctuations in Royalty Overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,629.1 million for the year ended December 31, 2013, as compared to $1,259.7 million for the same period in 2012. Selling, general and administrative expenses as a percentage of net sales were 33.8% for the year ended December 31, 2013, as compared to 30.9% for the same period in 2012.

The increase in selling, general and administrative expenses for the year ended December 31, 2013 included $72.8 million in higher salaries, bonuses and benefits; $29.1 million in expenses associated with our response to allegations and other negative information put forward by a hedge fund manager, as further discussed below; $20.4 million in expenses for the re-audit of our 2010 to 2012 financial statements; higher variable expenses related to sales growth including $31.5 million in higher Member promotion and event costs; $92.1 million in higher expenses related to China independent service providers; $17.4 million in higher non-income tax expenses such as value added tax and sales tax and $21.3 million in higher net foreign exchange loss, which included a $15.1 million net foreign exchange loss related to the remeasurement of the Company’s Bolivar denominated monetary assets and liabilities resulting from the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Currency Restrictions in Venezuela, for further discussion of currency exchange rate issues in Venezuela).

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the year ended December 31, 2013, we recorded approximately $29.1 million of expenses related to this matter, of which approximately $25.7 million was related to legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

As previously disclosed, on April 8, 2013, our former independent registered public accounting firm, KPMG LLP, resigned and withdrew their audit opinions for the years ended December 31, 2012, 2011, and 2010. The Company engaged PricewaterhouseCoopers LLP, or PwC, as its new independent registered public accounting firm and performed a re-audit of its prior years’ financial statements. For the year ended December 31, 2013, we recorded approximately $20.4 million in re-audit fees and other related expenses.

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2013	Year Ended December 31, 2012
	(Dollars in millions)
Interest expense	$26.6	$16.7
Interest income	(8.0)	(6.2)

Net Interest Expense	$18.6	$10.5

The increase in net interest expense for the year ended December 31, 2013, as compared to the same period in 2012, was primarily due to higher outstanding balances on the Credit Facility. Due to the issuance of the convertible notes discussed in Note 15, Subsequent Events, interest expense will increase in future periods.

Income Taxes

Income taxes were $189.2 million for the year ended December 31, 2013, as compared to $186.9 million for the same period in 2012. As a percentage of pre-tax income, the effective income tax rate was 26.4% for the year ended December 31, 2013, as compared to 28.7% for the same period in 2012. The decrease in the effective tax rate for the year ended December 31, 2013, as compared to the same period in 2012, was primarily due to an increase of net benefits from discrete events, principally related to the expiration of statute of limitations related to certain tax contingencies and tax planning items related to certain income tax return filings, partially offset by the impact of changes in the geographic mix of the Company’s income. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Financial Results for the year ended December 31, 2012 compared to the year ended December 31, 2011

Net sales for the year ended December 31, 2012 increased 17.9% to $4,072.3 million as compared to $3,454.5 million in 2011. In local currency, net sales for the year ended December 31, 2012 increased 22.6% as compared to the same period in 2011. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased Member engagement and an increase in average active sales leaders; branding activities and increased Member recruiting.

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

In the U.S. we continue to see the success of our Members converting their business focus toward daily consumption DMOs, especially the Nutrition Club.

Average active sales leaders in the region increased 16.4% for the year ended December 31, 2012, as compared to the same period in 2011.

In January 2012, the region hosted a U.S. Latin market Future President’s Team Retreat with over 900 attendees. The region also hosted Latin market Leadership Development Weekends in February with approximately 9,400 attendees. In March 2012, we hosted our annual global Herbalife Summit event in Los Angeles, California where President Team members from around the world met and shared best practices, conducted leadership training and management awarded Members $52.3 million of Mark Hughes bonus payments related to 2011 performance. In April 2012, the region hosted General Market Leadership Development Weekends with approximately 5,000 attendees and Latin Market Leadership Development Weekends in June 2012 with approximately 13,000 attendees. In July 2012, the region hosted a series of Leadership Development Weekends with approximately 5,800 attendees. During the fourth quarter the region hosted two regional extravaganzas (one Latin Market and one General Market) with a total of approximately 20,800 attendees. The region also hosted two Future President Team Retreats (one Latin Market and one General Market) with a total of over 1,600 attendees.

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

The growth in net sales is primarily the result of increased Member engagement as well as the continued success of the Nutrition Club DMO. One of the recent growth drivers in Mexico has been the ongoing transition from home clubs to commercial clubs by many Members, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours.

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

Venezuela, the region’s second largest market, experienced a net sales increase of $76.8 million, or 117.7%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 117.7% for the year ended December 31, 2012, as compared to the same period in 2011. The sales growth was primarily due to increased Member engagement and growth in the Nutrition Club DMO. We also had price increases of 9.5% in January 2012 and of 15.0% in December 2012 which contributed to the increase in sales. There was no exchange rate impact to sales for the year ended December 31, 2012 as compared to the same period in 2011 as the 5.3 Venezuelan Bolivars to U.S. dollar exchange rate for which we remeasure sales in Venezuela did not change during the comparative period. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

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

Net sales in Italy, our second largest market in the region, decreased $20.8 million, or 17.5%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales decreased 10.6% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an $8.2 million unfavorable impact on net sales in Italy for the year ended December 31, 2012. The decline in Italy was driven by a decrease in Member activity.

Net sales in Spain, our third largest market in the region, increased $1.4 million, or 2.7%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales in Spain increased

11.6% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had a $4.6 million unfavorable impact on net sales in Spain for the year ended December 31, 2012. The increase in Spain was mainly due to the positive effect of increased Member activity which was aided by our sponsorship of FC Barcelona.

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

Net sales in Taiwan, our second largest market in the region, decreased $1.7 million, or 1.1%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales decreased 0.4% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.1 million for the year ended December 31, 2012. The modest decline in net sales reflects the formation of a stable platform for future growth following strategic actions taken to address certain Member business training practices around nutrition clubs, resulting in the closure of a significant number of clubs.

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

Net sales in Malaysia, our fourth largest market in the region, increased $34.2 million, or 40.6%, for the year ended December 31, 2012, as compared to the same period in 2011. In local currency, net sales increased 42.1% for the year ended December 31, 2012, as compared to the same period in 2011. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.3 million for the year ended December 31, 2012. The increase in net sales was primarily driven by the continued success of the Road Show DMO and Mega Herbalife Opportunity Meetings which generated positive Member momentum. Also contributing to growth for the period was increased Member activity including increased activity in Nutrition Clubs.

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

Royalty Overrides

Royalty Overrides were $1,338.6 million for the year ended December 31, 2012, as compared to $1,137.6 million for the same period in 2011. Royalty Overrides as a percentage of net sales was 32.9% for both the years ended December 31, 2012 and 2011. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full Royalty Overrides are not paid on certain products and in certain countries. Compensation to our sales employees and independent service providers in China is included in selling, general and administrative expenses as opposed to Royalty Overrides where it is included for all other Members under our worldwide marketing plan. We anticipate fluctuations in Royalty Overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,259.7 million for the year ended December 31, 2012, as compared to $1,074.6 million for the same period in 2011. Selling, general and administrative expenses as a percentage of net sales were 30.9% for the year ended December 31, 2012, as compared to 31.1% for the same period in 2011.

The increase in selling, general and administrative expenses for the year ended December 31, 2012 included $59.7 million in higher salaries, bonuses and benefits, excluding China sales employees, $20.2 million in higher professional fees, excluding China independent service providers, higher variable expenses related to sales growth including $24.7 million in higher Member promotion and event costs, $3.9 million in higher advertising expenses, $26.7 million in higher expenses related to China sales employees and independent service providers, $10.9 million in higher non-income tax expenses such as value added tax and sales tax and $5.2 million in higher foreign exchange loss.

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

Liquidity and Capital Resources for fiscal years 2013, 2012, and 2011

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries, such as Venezuela as discussed below, which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions, we believe we will have sufficient resources, including cash flow from operating activities, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $1.9 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Further, as discussed in greater detail below, we maintain the Credit Facility, executed on March 9, 2011 and amended on July 26, 2012, which had $196.4 million of undrawn capacity as of December 31, 2013. As discussed further below, on July 26, 2012, we amended the Credit Facility and entered into a $500.0 million term loan with a syndicate of financial institutions which matures in March 2016, or the Term Loan.

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

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2013 and 2012.

For the year ended December 31, 2013, we generated $772.9 million of operating cash flow, as compared to $567.8 million for the same period in 2012. The increase in cash generated from operations was primarily due to an increase in operating income of $73.8 million driven by an 18.5% growth in net sales for the year ended December 31, 2013 as compared to the same period in 2012 and changes in accrued expenses and accrued compensation, inventories and receivables during the year ended December 31, 2013 as compared to the same period in 2012. For the year ended December 31, 2012, we generated $567.8 million of operating cash flow, as compared to $510.5 million for the same period in 2011. The increase in cash generated from operations was primarily due to an increase in operating income of $99.2 million driven by a 17.9% growth in net sales for the year ended December 31, 2012 as compared to the same period in 2011.

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2013, 2012, and 2011 were $162.5 million $122.8 million, and $90.9 million, respectively. The majority of these expenditures represented investments in management information systems, the development of our Member internet initiatives, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $175 million to $195 million for the full year of 2014, which includes capital expenditures associated with the Winston-Salem, North Carolina facility that was acquired December 2012. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for further discussion of the purchase of the Winston-Salem, North Carolina facility.

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

On March 9, 2011, we entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated the Prior Credit Facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on our consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. We, based on our consolidated leverage ratio, pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. All obligations under the Credit Facility are unconditionally guaranteed by certain of our subsidiaries and are secured by substantially all of the assets of the U.S. subsidiaries of our parent, Herbalife Ltd.

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

In July 2012, we used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under our revolving credit facility. We incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Term Loan. On December 31, 2013, 2012, and 2011, the weighted average interest rate for borrowings under the Credit Facility, which included borrowings under the Term Loan as of December 31, 2013 and 2012, was 2.17%, 1.96% and 1.89%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2013 and 2012, we were in compliance with the debt covenants under the Credit Facility.

During the year ended December 31, 2013, we borrowed $763.0 million and paid a total of $319.2 million under the Credit Facility. During the year ended December 31, 2012, we borrowed $1,428.0 million and paid a total of $1,142.5 million under the Credit Facility. During the year ended December 31, 2011, we borrowed $859.7 million and $54.0 million under the Credit Facility and the Prior Credit Facility, respectively, and paid a total of $657.7 million and $228.9 million of the Credit Facility and Prior Credit Facility, respectively. As of December 31, 2013 and 2012, the U.S. dollar amount outstanding under the Credit Facility was $931.3 million and $487.5 million, respectively. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. The $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, was related to the Term Loan and there were no amounts outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2013 and 2012 under the Credit Facility.

We use our revolving credit facility to manage normal variations in cash created by significant cash items such as taxes, dividends, share repurchases, capital expenditures and other large cash flow items. Our revolving credit facility provides us with the ability to access significant funds on a timely basis. We repay outstanding balances from cash from operations. See Note 15, Subsequent Events, for discussion of the issuance of convertible senior notes during February 2014.

The following summarizes our contractual obligations including interest at December 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2014	2015 - 2016	2017 - 2018	2019 & Thereafter
	(Dollars in millions)
Borrowings under the senior secured credit facility(1)	$972.1	$101.1	$871.0	$—	$—
Operating leases	179.7	54.0	75.4	33.7	16.6
Other	86.3	22.2	29.5	16.9	17.7

Total(2)	$1,238.1	$177.3	$975.9	$50.6	$34.3

(1)	The estimated interest payments on our Credit Facility are based on interest rates effective at December 31, 2013.

(2)	Our consolidated balance sheet as of December 31, 2013 included $32.9 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

At December 31, 2013 and December 31, 2012, the total amount of our foreign subsidiary cash and cash equivalents was $567.4 million and $321.3 million, respectively, of which $6.8 million and $6.9 million was invested in U.S. dollars as of December 31, 2013 and December 31, 2012, respectively. At December 31, 2013 and December 31, 2012, the total amount of cash and cash equivalents held by U.S. entities was $405.6 million and $12.2 million, respectively. For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2013, our U.S. consolidated group had approximately $88.1 million of permanently reinvested unremitted earnings from its subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2013, our parent had $2.0 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Off-Balance Sheet Arrangements

At December 31, 2013 and December 31, 2012, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This repurchase program allows us to repurchase our common shares, at such times and prices as determined by us as market conditions warrant. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. As of December 31, 2013, the remaining authorized capacity under the repurchase program was $652.6 million.

During the year ended December 31, 2013, we repurchased 6.1 million of our common shares through open market purchases at an aggregate cost of approximately $297.4 million, or an average cost of $49.08 per share. During the year ended December 31, 2012, we repurchased 11.0 million of our common shares through open market purchases at an aggregate cost of approximately $527.8 million, or an average cost of $47.78 per share. During the year ended December 31, 2011, we repurchased 5.5 million of our common shares through open market purchases at an aggregate cost of approximately $298.8 million, or an average cost of $54.27 per share.

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

The aggregate amount of dividends paid and declared during fiscal year 2013, 2012, and 2011, was approximately $123.1 million, $135.1 million, and $85.5 million, respectively.

Working Capital and Operating Activities

As of December 31, 2013 and December 31, 2012, we had positive working capital of $720.9 million and $221.7 million, respectively, or an increase of $499.2 million. This increase was primarily related to the increase in our cash and cash equivalents, prepaid expenses and other current assets, and inventories, partially offset by the increases in our current liabilities primarily related to our accounts payables, royalty overrides, accrued expenses, and current portion of long-term debt. The increase in inventory primarily relates to increases in finished goods to support sales growth and strategic sourcing initiatives.

We expect that cash and funds provided from operations and available borrowings under the Credit Facility will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our Members generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Item 7A — Quantitative and Qualitative Disclosures about Market Risk.

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability our subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government. The application and approval process continue to be delayed and our ability to timely obtain U.S. dollars at the official exchange rate remains uncertain. In recent instances, we have been unsuccessful in obtaining U.S. dollars at the official rate and it remains uncertain whether our current pending applications and future anticipated applications will be approved.

In June 2010, the Venezuelan government introduced additional regulations under a new regulated system, SITME, which was controlled by the Central Bank of Venezuela. SITME provided a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME was only available in certain limited circumstances. Specifically, SITME could only be used for product purchases and was not available for other matters such as the payment of dividends. Also, SITME could only be used for amounts of up to $50,000 per day and $350,000 per month and was generally only available to the extent the applicant had not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. Effective January 1, 2012, additional laws were enacted that required companies to register with the Registry of Users of the System of Transactions with Securities in Foreign Currency, or RUSITME, prior to transacting with the SITME, the regulated system, which was controlled by the Central Bank of Venezuela.

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. In March 2013, the Venezuelan government also announced they will introduce an additional complimentary exchange mechanism known as SICAD. It is currently unknown whether Herbalife Venezuela will be able to timely access this new exchange mechanism and we are currently assessing and monitoring the restrictions and exchange rates relating to this alternative mechanism.

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

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities

Prior to February 2013, we used the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure our Bolivar denominated transactions. In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. This Bolivar to U.S. dollar conversion resulted in us recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its consolidated statement of income for the year ended December 31, 2011. We were unsuccessful in accessing any subsequent PDVSA bond offerings and the frequency of future bond offerings is unknown. During 2011, we also accessed the SITME market in order to exchange its Bolivars to U.S. dollars. In less frequent instances, we have also accessed alternative legal exchange mechanisms, to exchange Bolivars for U.S. dollars, at less favorable rates than the SITME rate, which resulted in us recognizing $1.2 million of losses in selling, general and administration expenses included within our consolidated statement of income for the year ended December 31, 2011.

During the year ended December 31, 2012, we continued accessing the SITME market in order to exchange our Bolivars to U.S. dollars and the daily and monthly restrictions continued. In other instances, we recognized an aggregate of $4.8 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were on average approximately 43% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. During the year ended December 31, 2012, we have exchanged 59.2 million Bolivars for $6.4 million U.S. dollars using these alternative legal exchange mechanisms.

Following the Venezuelan government’s devaluation of the Bolivar against the U.S. dollar and elimination of the SITME regulated system in February 2013, we used the new CADIVI rate of 6.3 Bolivars per U.S. dollar to remeasure our Bolivar denominated transactions. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. We recognized approximately $15.1 million of net foreign exchange losses within our consolidated statement of income during the first quarter of 2013, as a result of remeasuring our Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. The majority of these foreign exchange losses related to the approximately $16.9 million devaluation of Herbalife Venezuela’s Bolivar denominated cash and cash equivalents. During the year ended December 31, 2013, we also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for

U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the year ended December 31, 2013, we exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. During the fourth quarter of 2013, we also submitted a bid of approximately 6.8 million Bolivars, or approximately $1.1 million U.S. dollars remeasured at the CADIVI rate, through the SICAD mechanism. We received notification from the central bank of Venezuela that the bid was approved and we are to receive a distribution of approximately $0.6 million in U.S. dollars, resulting in a foreign exchange loss of approximately $0.5 million, or an effective exchange rate of 11.3 Bolivars per U.S. dollar. As of December 31, 2013, we have not received the U.S. dollars related to this approved bid.

As of December 31, 2013 and December 31, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $186.9 million and $82.9 million, respectively, and included approximately $215.9 million and $99.2 million, respectively, in Bolivar denominated cash and cash equivalents. As noted above, these Bolivar denominated assets and liabilities were remeasured at the CADIVI rate as of December 31, 2013 and at the SITME rate as of December 31, 2012. We remeasured our Bolivars at the official published CADIVI rate as of December 31, 2013 given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on our consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that we could ultimately realize. While we continue to monitor the exchange mechanisms and restrictions imposed by the Venezuelan government, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that we will be able to exchange Bolivars into U.S. dollars on a timely basis.

Investments in Bolivar-Denominated Bonds

During the fourth quarter of 2013, we invested in Bolivar denominated bonds, or bonds, issued by the Venezuelan government. The purchase price of the bonds was approximately 25.5 million Bolivars, or approximately $4.1 million using the CADIVI rate. Although the bonds are rated below investment grade, we invested in these bonds to partially mitigate the risk of inflation on our Bolivar denominated cash and cash equivalents held by Herbalife Venezuela. We classify these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds are determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. During 2013, the Company did not sell any of its bonds. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for further information on our purchases of bonds during the year ended December 31, 2013.

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

We plan to utilize the CADIVI or other official rates to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, SICAD, and alternative legal exchange mechanisms when they are made available. As discussed above, these alternative legal exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the official rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the official rate or using unfavorable alternative legal exchange mechanisms to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 75% less favorable than the current 6.3 official rate and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of December 31, 2013, our $215.9 million in Bolivar denominated cash and cash equivalents as of December 31, 2013 would be reduced by $161.5 million and result in a corresponding foreign exchange loss to our operating profit. This 75% less favorable exchange rate is not necessarily representative of exchange rates which could be available to us for future exchanges and represents the weighted average rate that we received when using alternative exchange mechanisms during fiscal year 2013. Our ability to access the official exchange rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Although Venezuela is an important market in our South and Central America Region, Herbalife Venezuela’s net sales represented approximately 6%, 4%, and 2% of our consolidated net sales for the years ended December 31, 2013, 2012, and 2011, respectively, and its total assets represented approximately 10% and 7% of our consolidated total assets as of December 31, 2013 and 2012, respectively.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(In thousands except per share data)
Operations:
Net sales	$1,268,879	$1,213,543	$1,219,239	$1,123,647	$1,059,320	$1,016,887	$1,031,948	$964,175
Cost of sales	251,807	238,415	247,224	225,977	211,105	201,597	203,737	196,144

Gross profit	1,017,072	975,128	972,015	897,670	848,215	815,290	828,211	768,031
Royalty overrides	380,735	373,241	379,551	364,029	355,658	330,247	335,195	317,533
Selling, general and administrative expenses	454,478	409,747	400,107	364,720	332,764	324,200	306,310	296,393

Operating income	181,859	192,140	192,357	168,921	159,793	160,843	186,706	154,105
Interest expense, net	2,902	4,726	5,559	5,373	2,453	3,546	3,169	1,373

Income before income taxes	178,957	187,414	186,798	163,548	157,340	157,297	183,537	152,732
Income taxes	55,417	45,464	43,636	44,675	45,133	45,424	51,586	44,801

Net income	$123,540	$141,950	$143,162	$118,873	$112,207	$111,873	$131,951	$107,931

Earnings per share
Basic	$1.22	$1.39	$1.39	$1.14	$1.04	$1.03	$1.13	$0.93
Diluted	$1.15	$1.32	$1.34	$1.10	$1.00	$0.98	$1.09	$0.88
Weighted average shares outstanding
Basic	101,211	102,200	102,993	104,121	107,444	108,816	116,557	116,191
Diluted	107,234	107,777	107,083	108,068	112,230	113,646	121,482	122,373

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements for information on our contingencies as of December 31, 2013.

Subsequent Events

See Note 15, Subsequent Events, to the Consolidated Financial Statements for information regarding subsequent events.

Critical Accounting Policies

U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the year. We regularly evaluate our estimates and assumptions related to revenue recognition, allowance for product returns, inventory, goodwill and purchased intangible asset valuations, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, and other loss contingencies. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact our operating results, financial condition and cash flows.

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to Members who sell Herbalife products to retail consumers or other Members. As of December 31, 2013, we sold products in 91 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

We generally recognize revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in our retail stores in China or through our independent service providers in China. Net sales include product sales and shipping and handling revenues. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides are recorded when revenue is recognized.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.2%, 0.3%, and 0.4% of product sales for the years ended December 31, 2013, 2012, and 2011, respectively.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $32.4 million and $18.0 million to present them at their lower of cost or market in our consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with FASB ASC Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both December 31, 2013 and December 31, 2012, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the years ended December 31, 2013, 2012, and 2011, as their estimated fair value significantly exceeded their carrying amounts.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2013 and December 31, 2012, the aggregate notional amounts of these contracts outstanding were approximately $244.7 million and $256.9 million, respectively. At December 31, 2013, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2013, we recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, we recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the years ended December 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2013 and December 31, 2012.

As of December 31, 2013 and December 31, 2012, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within three months and one month, respectively, as of December 31, 2013 and 2012. There were no foreign currency option contracts outstanding as of December 31, 2013 and December 31, 2012.

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2013 and 2012:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2013
Buy Australian dollar sell Euro	1.55	$2.7	$—
Buy Euro sell Australian dollar	1.52	4.5	0.1
Buy Euro sell Chilean peso	727.40	1.1	—
Buy Euro sell British pound	0.83	2.5	—
Buy Euro sell Indonesian rupiah	16,915.00	0.7	—
Buy Euro sell Mexican peso	17.51	150.3	4.9
Buy Euro sell Russian ruble	45.05	3.0	—
Buy Euro sell Singapore dollar	1.74	3.0	—
Buy Euro sell U.S. dollar	1.37	161.3	—
Buy British pound sell Euro	1.01	4.9	0.1
Buy Japanese yen sell U.S. dollar	104.71	2.9	—
Buy Malaysian ringgit sell U.S. dollar	3.30	5.3	—
Buy Singapore dollar sell Euro	1.71	2.0	—
Buy New Taiwan dollar sell U.S. dollar	29.54	14.9	(0.1)
Buy U.S. dollar sell Brazilian real	2.35	12.8	0.6
Buy U.S. dollar sell Euro	1.34	171.8	(4.2)
Buy U.S. dollar sell South Korean won	1,112.65	50.0	1.5

Total forward contracts		$593.7	$2.9

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2012
Buy Brazilian real sell U.S. dollar	2.08	$12.5	$0.2
Buy Chinese yuan sell U.S. dollar	6.29	1.3	—
Buy Euro sell Argentine peso	6.66	3.0	—
Buy Euro sell Australian dollar	1.27	1.4	—
Buy Euro sell Chilean peso	633.00	1.5	—
Buy Euro sell Indonesian rupiah	12,935.00	9.7	—
Buy Euro sell Mexican peso	17.18	143.7	0.3
Buy Euro sell Malaysian ringgit	4.06	15.2	(0.1)
Buy Euro sell Peruvian nuevo sol	3.41	2.0	—
Buy Euro sell U.S. dollar	1.33	82.1	(0.4)
Buy British pound sell Euro	0.82	2.4	—
Buy Japanese yen sell U.S. dollar	85.88	9.3	(0.1)
Buy South Korean won sell U.S. dollar	1,077.18	52.5	0.2
Buy Malaysian ringgit sell Euro	4.07	0.8	—
Buy Malaysian ringgit sell U.S. dollar	3.08	21.7	0.1
Buy U.S. dollar sell Brazilian real	2.05	12.6	—

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
Buy U.S. dollar sell Colombian peso	1,800.10	11.7	(0.2)
Buy U.S. dollar sell Euro	1.30	174.4	(2.9)
Buy U.S. dollar sell British pound	1.62	16.2	(0.1)
Buy U.S. dollar sell South Korean won	1,089.08	6.3	(0.1)
Buy U.S. dollar sell Mexican peso	13.12	25.4	(0.3)
Buy U.S. dollar sell Philippine peso	40.99	2.9	—
Buy U.S. dollar sell New Taiwan dollar	28.98	0.8	—
Buy U.S. dollar sell South African rand	8.54	0.7	—

Total forward contracts		$610.1	$(3.4)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2013 and December 31, 2012, the total amount of our foreign subsidiary cash was $567.4 million and $321.3 million, respectively, of which $6.8 million and $6.9 million, respectively, was invested in U.S. dollars. At December 31, 2013 and December 31, 2012, the total amount of cash and cash equivalents held by U.S. entities was $405.6 million and $12.2 million, respectively.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government. These restrictions have caused our Bolivar denominated cash and cash equivalents to increase significantly. As of December 31, 2013 and December 31, 2012, we had $215.9 million and $99.2 million cash and cash equivalents denominated in Bolivars, respectively. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of December 31, 2013, the aggregate annual maturities of the Credit Facility were expected to be $81.3 million for 2014, $100.0 million for 2015, and $750.0 million for 2016. The fair value of the Credit Facility approximates its carrying value of $931.3 million as of December 31, 2013. The fair value of the Credit Facility approximated its carrying value of $487.5 million as of December 31, 2012. The Credit Facility bears a variable interest rate, and on December 31, 2013 and December 31, 2012, the weighted average interest rate of the Credit Facility, which included borrowings under the Term Loan, was 2.17% and 1.96%, respectively.

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

We assess hedge effectiveness and measure hedge ineffectiveness at least quarterly. During the years ended December 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective until their expiration in July 2013 and as of December 31, 2012. Consequently, all changes in the fair value of the derivatives were deferred and recorded in other comprehensive income (loss) until the related forecasted transactions were recognized in the consolidated statements of income. The fair value of the interest rate swap agreements are based on third-party quotes. At December 31, 2012, we recorded the interest rate swaps as liabilities at their fair value of $2.0 million. No amount was recorded as of December 31, 2013 because the interest rate swaps had expired.

Based on the outstanding balances of the Credit Facility at December 31, 2013, a hypothetical 50-basis-point change, in interest rates prevailing at that date, sustained for one year, would not represent a material potential net change in fair value, earnings, or cash flows.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the report of PricewaterhouseCoopers LLP, independent registered public accounting firm, are set forth in the Index to Financial Statements under Item 15 — Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2013 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Report on Internal Control over Financial Reporting

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules which require the Company to include in this Annual Report on Form 10-K, an assessment by management of the effectiveness of the Company’s internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In addition, the Company’s independent auditors must attest to and report on the effectiveness of the Company’s internal control over financial reporting.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013, except that the information required with respect to our executive officers is set forth under Item 1 — Business, of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2013.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(s	)

4.1	Form of Share Certificate	(c	)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019.	*

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to exhibit 4.2 hereto)	*

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)
10.7#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)
10.8#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)
10.9#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)
10.10#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)
10.11#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)
10.12	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)
10.13#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)
10.14	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b	)
10.15#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(b	)
10.16#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(d	)
10.17#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i	)
10.18#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i	)
10.19#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e	)

Exhibit Number	Description	Reference
10.20#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m	)
10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(m	)
10.22#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(m	)
10.23#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(m	)
10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(m	)
10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(m	)
10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(p	)
10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(p	)
10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(p	)
10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(p	)
10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(p	)
10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(p	)
10.32#	Herbalife Ltd. Employee Stock Purchase Plan	(r	)
10.33#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(r	)
10.34#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(r	)
10.35#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(r	)
10.36#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(r	)
10.37#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(f	)
10.38#	Form of Independent Directors Stock Appreciation Right Award Agreement	(g	)
10.39#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(g	)
10.40#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(h	)
10.41#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(k	)
10.42#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(j	)
10.43#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(k	)
10.44#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i	)
10.45#	Amended and Restated Non-Management Directors Compensation Plan(i)

Exhibit Number	Description	Reference
10.46#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(i	)
10.47#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(l	)
10.48#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(l	)
10.49	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(m	)
10.50	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(p	)
10.51#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(n	)
10.52#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(o	)
10.53	Support Agreement, dated February 28, 2013, by and between Carl C. Icahn, Herbalife Ltd., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., and Icahn Enterprises G.P. Inc.	(q	)
10.54	Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(t	)
10.55	Form of Forward Share Repurchase Confirmation.	*
10.56	Form of Base Capped Call Confirmation.	*
10.57	Form of Additional Capped Call Confirmation.	*
10.58#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement.	*
21.1	Subsidiaries of the Registrant	*
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*
32.1	Section 1350 Certification of Chief Executive Officer	*
32.2	Section 1350 Certification of Chief Financial Officer	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

Exhibit Number	Description	Reference
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(e)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(f)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.

(g)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(h)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(i)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(j)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(l)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.

(n)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(o)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.

(p)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.

(q)	Previously filed on March 1, 2013 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(r)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.

(s)	Previously filed on October 28, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and is incorporated herein by reference.

(t)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Herbalife Ltd. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 18, 2014

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$972,974	$333,534
Receivables, net of allowance for doubtful accounts of $2,211 (2013) and $2,273 (2012)	100,326	116,139
Inventories	351,201	339,411
Prepaid expenses and other current assets	148,774	145,624
Deferred income taxes	69,845	49,339

Total current assets	1,643,120	984,047

Property, plant and equipment — at cost:
Land and Building	22,215	22,193
Furniture and fixtures	12,298	8,625
Equipment	481,967	373,028
Building and leasehold improvements	130,244	94,902

	646,724	498,748
Less: accumulated depreciation and amortization	(327,864)	(255,862)

Net property, plant and equipment	318,860	242,886

Deferred compensation plan assets	26,821	24,267
Other assets	63,713	48,805
Deferred financing costs, net	4,896	7,462
Marketing related intangibles and other intangible assets, net	310,801	311,186
Goodwill	105,490	105,490

Total assets	$2,473,701	$1,724,143

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$82,665	$75,209
Royalty overrides	266,952	243,351
Accrued compensation	111,905	95,220
Accrued expenses	267,501	181,523
Current portion of long-term debt	81,250	56,302
Advance sales deposits	68,079	49,432
Income taxes payable	43,826	61,325

Total current liabilities	922,178	762,362
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	850,019	431,305
Deferred compensation plan liability	37,226	29,454
Deferred income taxes	66,026	62,982
Other non-current liabilities	46,806	42,557

Total liabilities	1,922,255	1,328,660

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value, 1.0 billion shares authorized, 101.1 million (2013) and 106.9 million (2012) shares outstanding	101	107
Paid-in capital in excess of par value	323,860	303,975
Accumulated other comprehensive loss	(19,794)	(31,695)
Retained earnings	247,279	123,096

Total shareholders’ equity	551,446	395,483

Total liabilities and shareholders’ equity	$2,473,701	$1,724,143

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Product sales	$4,200,743	$3,476,926	$2,944,722
Shipping & handling revenues	624,565	595,404	509,815

Net sales	4,825,308	4,072,330	3,454,537
Cost of sales	963,423	812,583	680,084

Gross profit	3,861,885	3,259,747	2,774,453
Royalty overrides	1,497,556	1,338,633	1,137,560
Selling, general and administrative expenses	1,629,052	1,259,667	1,074,623

Operating income	735,277	661,447	562,270
Interest expense	26,552	16,736	9,864
Interest income	7,992	6,195	7,373

Income before income taxes	716,717	650,906	559,779
Income taxes	189,192	186,944	144,820

NET INCOME	$527,525	$463,962	$414,959

Earnings per share
Basic	$5.14	$4.13	$3.53
Diluted	$4.91	$3.94	$3.32
Weighted average shares outstanding
Basic	102,620	112,359	117,540
Diluted	107,445	117,856	124,846

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(In thousands)
Net income	$527,525	$463,962	$414,959
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $(4,309) (2013), $283 (2012), and ($3,090) (2011)	3,152	9,821	(16,757)
Unrealized gain (loss) on derivatives, net of income taxes of $1,700 (2013), ($1,161) (2012), and $1,455 (2011)	8,654	(3,707)	6,233
Unrealized gain on available-for-sale investments, net of income taxes of $51 (2013)	95	—	—

Total other comprehensive income (loss)	11,901	6,114	(10,524)

Total comprehensive income	$539,426	$470,076	$404,435

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	Retained Earnings	Total Shareholders’ Equity
	(In thousands, except per share amounts)

Balance at December 31, 2010	$118	$249,902	$(27,285)	$251,261	$473,996
Issuance of 3.7 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and 0.4 million from exercise of warrants	4	26,463			26,467
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		26,241			26,241
Additional capital from share based compensation		24,133			24,133
Repurchases of 6.0 million common shares	(6)	(35,427)		(286,206)	(321,639)
Dividends and dividend equivalents ($0.73 per share)		638		(86,127)	(85,489)
Net income				414,959	414,959
Foreign currency translation adjustment, net of income taxes of ($3,090)			(16,757)		(16,757)
Unrealized gain on derivatives, net of income taxes of $1,455			6,233		6,233

Balance at December 31, 2011	$116	$291,950	$(37,809)	$293,887	$548,144

Issuance of 2.1 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and 0.4 million from exercise of warrants	3	11,261			11,264
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		29,684			29,684
Additional capital from share based compensation		28,133			28,133
Repurchases of 11.5 million common shares	(12)	(57,655)		(499,060)	(556,727)
Dividends and dividend equivalents ($1.20 per share)		602		(135,693)	(135,091)
Net income				463,962	463,962
Foreign currency translation adjustment, net of income taxes of $283			9,821		9,821
Unrealized loss on derivatives, net of income taxes of ($1,161)			(3,707)		(3,707)

Balance at December 31, 2012	$107	$303,975	$(31,695)	$123,096	$395,483

Issuance of 0.4 million common shares from exercise of stock options, SARs, restricted stock units, and employee stock purchase plan	—	975			975
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		15,566			15,566
Additional capital from share based compensation		29,492			29,492
Repurchases of 6.2 million common shares	(6)	(26,532)		(279,903)	(306,441)
Dividends and dividend equivalents ($1.20 per share)		384		(123,439)	(123,055)
Net income				527,525	527,525
Foreign currency translation adjustment, net of income taxes of $(4,309)			3,152		3,152
Unrealized gain on derivatives, net of income taxes of $1,700			8,654		8,654
Unrealized gain on available-for-sale investments, net of income taxes of $51			95		95

Balance at December 31, 2013	$101	$323,860	$(19,794)	$247,279	$551,446

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$527,525	$463,962	$414,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,739	74,384	71,853
Excess tax benefits from share-based payment arrangements	(15,566)	(29,684)	(26,241)
Share based compensation expenses	29,492	27,906	24,133
Amortization of discount and deferred financing costs	2,579	1,797	1,007
Deferred income taxes	(24,910)	(7,758)	(21,271)
Unrealized foreign exchange transaction loss (gain)	5,757	2,121	9,403
Write-off of deferred financing costs	—	—	914
Foreign exchange loss from Venezuela currency devaluation	15,116	—	—
Other	15,410	532	2,206
Changes in operating assets and liabilities:
Receivables	9,224	(28,186)	(9,687)
Inventories	(39,878)	(82,177)	(84,880)
Prepaid expenses and other current assets	(9,405)	249	3,229
Other assets	(9,408)	(5,288)	(13,864)
Accounts payable	10,844	17,034	15,427
Royalty overrides	28,765	41,868	44,041
Accrued expenses and accrued compensation	86,039	39,440	28,749
Advance sales deposits	21,959	17,790	(1,538)
Income taxes	26,821	28,042	48,565
Deferred compensation plan liability	7,772	5,752	3,535

NET CASH PROVIDED BY OPERATING ACTIVITIES	772,875	567,784	510,540

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(146,958)	(121,524)	(90,408)
Proceeds from sale of property, plant and equipment	186	280	297
Investments in Venezuelan bonds	(4,050)	—	—
Deferred compensation plan assets	—	(3,756)	(1,975)

NET CASH USED IN INVESTING ACTIVITIES	(150,822)	(125,000)	(92,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(123,055)	(135,091)	(85,489)
Borrowings from long-term debt	763,180	1,430,560	914,200
Principal payments on long-term debt	(319,483)	(1,146,580)	(888,865)
Deferred financing costs	—	(4,460)	(5,718)
Share repurchases	(306,441)	(556,727)	(321,639)
Excess tax benefits from share-based payment arrangements	15,566	29,684	26,241
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	975	11,373	22,262

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	30,742	(371,241)	(339,008)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(13,355)	3,216	(11,221)

NET CHANGE IN CASH AND CASH EQUIVALENTS	639,440	74,759	68,225
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	333,534	258,775	190,550

CASH AND CASH EQUIVALENTS, END OF YEAR	$972,974	$333,534	$258,775

CASH PAID DURING THE YEAR
Interest paid	$23,046	$14,268	$8,800

Income taxes paid	$197,078	$169,725	$118,906

NON CASH ACTIVITIES
Accrued capital expenditures	$29,625	$15,310	$9,054

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a leading global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products utilizing network marketing distribution. As of December 31, 2013, the Company sold its products to and through a network of 3.7 million Members, which included 0.2 million in China. In China, the Company currently sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements because it aligns with our current presentation.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $37.9 million, $16.7 million, and $11.4 million, for the years ended December 31, 2013, 2012, and 2011, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela. Herbalife Venezuela’s foreign currency financial statement impact is discussed further below within this Note.

Forward Exchange Contracts, Option Contracts and Interest Rate Swaps

The Company enters into foreign currency derivative instruments such as forward exchange contracts and option contracts in managing its foreign exchange risk on sales to Members, purchase commitments denominated in foreign currencies, and intercompany transactions and bank loans. The Company also enters into interest rate swaps in managing its interest rate risk on its variable rate credit facility. The Company does not use the contracts for trading purposes.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised primarily of foreign and domestic bank accounts, and money market funds. These cash and cash equivalents are valued based on level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

During 2011, the Company entered into a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating foreign locations to withdraw cash from this financial institution to the extent aggregate cash deposits held by its participating locations are available at the financial institution. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities in the Company’s consolidated balance sheet and consolidated statement of cash flows, respectively. As of December 31, 2013 and December 31, 2012, the Company did not owe any amounts to this financial institution.

As of December 31, 2013 and 2012, the Company’s subsidiary in Venezuela, Herbalife Venezuela, had $215.9 million and $99.2 million, respectively, in Bolivar denominated cash and cash equivalents. Please see Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities below for a further description of Herbalife Venezuela’s cash and cash equivalents balances.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is diminished due to the geographic dispersion of its receivables. The receivables from credit card companies were $72.8 million and $81.1 million as of December 31, 2013 and 2012, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2013 and 2012. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $2.1 million, $2.9 million, and $2.6 million, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of December 31, 2013 and 2012, the majority of the Company’s total outstanding accounts receivable were current.

Fair Value of Financial Instruments

The Company applies the provisions of FASB authoritative guidance as it applies to its financial and non-financial assets and liabilities. The FASB authoritative guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements.

The Company has estimated the fair value of its financial instruments using the following methods and assumptions:

•	The carrying amounts of cash and cash equivalents, receivables and accounts payable approximate fair value due to the short-term maturities of these instruments;

•	The fair value of available-for-sale investments are based on prices of similar assets traded in active markets and observable yield curves;

•	The fair value of option and forward contracts are based on dealer quotes; and

•	The Company’s variable rate debt instruments are recorded at carrying value and are considered to approximate their fair values. See Note 4, Long-Term Debt for a further description.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt using the interest method.

Long-Lived Assets

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. As of December 31, 2013 and 2012, the Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. As of December 31, 2013 and 2012, these amounts have been reflected in property, plant and equipment on the Company’s accompanying consolidated balance sheet.

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, was $140.6 million and $131.5 million as of December 31, 2013 and 2012, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general and administrative expenses totaled $81.1 million, $70.9 million, and $68.9 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company uses a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value then a goodwill impairment amount is recorded for the difference. For the marketing related intangible assets, the Company uses a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value then an impairment amount is recorded for the difference. During the years ended December 31, 2013, 2012, and 2011, there were no goodwill or marketing related intangible asset impairments. At December 31, 2013, 2012, and 2011, the marketing related intangible asset balance was $310.0 million which consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2013, 2012, and 2011, the goodwill balance was $105.5 million.

Intangible assets with finite lives are amortized over their expected lives, and are expected to be fully amortized over the next three years. As of December 31, 2013, the Company’s intangible assets with finite lives decreased to $0.7 million. As of December 31, 2012, the Company’s intangible assets with finite lives decreased to $1.1 million. As of December 31, 2011, the Company’s intangible assets with finite lives increased to $1.7 million, net of $0.6 million amortization, due to the iChange Network acquisition. The annual amortization expense for finite life intangibles was $0.4 million, $0.6 million, and $0.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. At December 31, 2013, the annual expected amortization expense is as follows: 2014 — $0.3 million; 2015 — $0.3 million; and 2016 — $0.1 million.

HERBALIFE LTD. AND SUBSIDIARIES

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

Royalty Overrides

A Member may earn commissions, called royalty overrides which include production bonuses, based on retail sales volume. Royalty overrides are based on the retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. Royalty overrides are recorded when the products are delivered and revenue is recognized. The royalty overrides are compensation to Members for services rendered including the development, retention and the improved productivity of their sales organizations. As such royalty overrides are classified as an operating expense. Non-U.S. royalty override checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has estimated this period of certainty to be three years worldwide.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, the effective portion of the unrealized gains or losses on derivatives, and unrealized gains or losses on available-for-sale investments.

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31,
	2013	2012	2011
Foreign currency translation adjustment, net of tax	$(25,636)	$(28,788)	$(38,609)
Unrealized gain/(loss) on derivatives, net of tax	5,747	(2,907)	800
Unrealized gain on available-for-sale investments, net of tax	95	—	—

Total accumulated other comprehensive income (loss)	$(19,794)	$(31,695)	$(37,809)

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $57.9 million, $42.3 million, and $38.4 million for the years ended December 31, 2013, 2012, and 2011, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in thousands):

	Year Ended December 31,
	2013	2012	2011
Weighted average shares used in basic computations	102,620	112,359	117,540
Dilutive effect of exercise of equity grants outstanding	4,825	5,457	7,046
Dilutive effect of warrants	—	40	260

Weighted average shares used in diluted computations	107,445	117,856	124,846

There were an aggregate of 3.0 million, 4.0 million, and 2.1 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the years ended December 31, 2013, 2012, and 2011, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

Revenue Recognition

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in retail stores in China or through the Company’s independent service providers in China. Product sales are recognized net of product returns and discounts referred to as “distributor allowances.” Net sales include product sales and shipping and handling revenues. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales taxes collected from customers on a net basis. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.7 million, $3.9 million and $2.8 million as of December 31, 2013, 2012 and 2011, respectively. Product returns were $9.7 million, $11.1 million and $10.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Currency Restrictions in Venezuela

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate from the Venezuelan government. The application and approval process continue to be delayed and the Company’s ability to timely obtain U.S. dollars at the official exchange rate remains uncertain. In recent instances, the Company has been unsuccessful in obtaining U.S. dollars at the official rate and it remains uncertain whether the Company’s current pending applications and future anticipated applications will be approved.

In June 2010, the Venezuelan government introduced additional regulations under a new regulated system, SITME, which was controlled by the Central Bank of Venezuela. SITME provided a mechanism to exchange Bolivars into U.S. dollars through the purchase and sale of U.S. dollar denominated bonds issued in Venezuela. However, SITME was only available in certain limited circumstances. Specifically, SITME could only be used for product purchases and was not available for other matters such as the payment of dividends. Also, SITME could only be used for amounts of up to $50,000 per day and $350,000 per month and was generally only available to the extent the applicant had not exchanged and received U.S. dollars via the CADIVI process within the previous 90 days. Effective January 1, 2012, additional laws were enacted that required companies to register with the Registry of Users of the System of Transactions with Securities in Foreign Currency, or RUSITME, prior to transacting with the SITME, the regulated system, which was controlled by the Central Bank of Venezuela.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. In March 2013, the Venezuelan government also announced they will introduce an additional complimentary exchange mechanism known as SICAD. It is currently unknown whether Herbalife Venezuela will be able to timely access this new exchange mechanism and the Company is currently assessing and monitoring the restrictions and exchange rates relating to this alternative mechanism.

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

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities

Prior to February 2013, the Company used the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. In February 2011, Herbalife Venezuela purchased U.S. dollar denominated bonds with a face value of $20 million U.S. dollars in a bond offering from PDVSA for 86 million Bolivars and then immediately sold the bonds for $15 million U.S. dollars, resulting in an average effective conversion rate of 5.7 Bolivars per U.S. dollar. This Bolivar to U.S. dollar conversion resulted in the Company recording a net pre-tax loss of $1.3 million U.S. dollars during the first quarter of 2011 which is included in its consolidated statement of income for the year ended December 31, 2011. The Company was unsuccessful in accessing any subsequent PDVSA bond offerings and the frequency of future bond offerings is unknown. During 2011, the Company also accessed the SITME market in order to exchange its Bolivars to U.S. dollars. In less frequent instances, the Company has also accessed alternative legal exchange mechanisms, to exchange Bolivars for U.S. dollars, at less favorable rates than the SITME rate, which resulted in the Company recognizing $1.2 million of losses in selling, general and administration expenses included within its consolidated statement of income for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company continued accessing the SITME market in order to exchange its Bolivars to U.S. dollars and the daily and monthly restrictions continued. In other instances, the Company recognized an aggregate of $4.8 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 43% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. During the year ended December 31, 2012, the Company exchanged 59.2 million Bolivars for $6.4 million U.S. dollars using these alternative legal exchange mechanisms.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the Venezuelan government’s devaluation of the Bolivar against the U.S. dollar and elimination of the SITME regulated system in February 2013, the Company uses the new CADIVI rate of 6.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. The Company recognized approximately $15.1 million of net foreign exchange losses within its consolidated statement of income during the first quarter of 2013, as a result of remeasuring the Company’s Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. The majority of these foreign exchange losses related to the approximately $16.9 million devaluation of Herbalife Venezuela’s Bolivar denominated cash and cash equivalents. During the year ended December 31, 2013, the Company also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the year ended December 31, 2013, the Company exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. During the fourth quarter of 2013, the Company also submitted a bid of approximately 6.8 million Bolivars, or approximately $1.1 million U.S. dollars remeasured using the CADIVI rate, through the SICAD mechanism. The Company received notification from the central bank of Venezuela that the bid was approved and the Company is to receive a distribution of approximately $0.6 million in U.S. dollars, resulting in a foreign exchange loss of approximately $0.5 million, or an effective exchange rate of 11.3 Bolivars per U.S. dollar. As of December 31, 2013, the Company has not received the U.S. dollars related to this approved bid.

As of December 31, 2013 and December 31, 2012, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $186.9 million and $82.9 million, respectively, and included approximately $215.9 million and $99.2 million, respectively, in Bolivar denominated cash and cash equivalents. As noted above, these Bolivar denominated assets and liabilities were remeasured at the CADIVI rate as of December 31, 2013 and at the SITME rate as of December 31, 2012. The Company remeasures its Bolivars at the official published CADIVI rate as of December 31, 2013 given the limited availability of alternative exchange mechanisms and the uncertainty in the effective exchange rate for alternative exchange mechanisms. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the published CADIVI rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions imposed by the Venezuelan government, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis.

Investments in Bolivar-Denominated Bonds

During the fourth quarter of 2013, the Company invested in Bolivar denominated bonds, or bonds, issued by the Venezuelan government. The purchase price of the bonds was approximately 25.5 million Bolivars, or approximately $4.1 million using the CADIVI rate. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds are determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. During 2013, the Company did not sell any of its bonds.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s investments in these bonds as of December 31, 2013 are summarized as follows:

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
	(In thousands)
Investments in Venezuelan bonds	$4,042	$146	$—	$146	$4,188

As of December 31, 2013, there have been no events or developments which would indicate the value of these bonds have been impaired. There were no bonds with gross unrealized losses as of December 31, 2013.

The amortized cost and estimated fair value of these bonds as of December 31, 2013 by contractual maturity are as follows:

	Amortized Cost	Estimated Market Value
	(In thousands)
Contractual Maturity
Due in 1 year or less	$—	$—
Due in 1-2 years	—	—
Due in 2-5 years	—	—
Due after 5 years	4,042	4,188

Total investments	$4,042	$4,188

Expected disposal dates may be less than the contractual dates as indicated in the table above.

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

Although Venezuela is an important market in the Company’s South and Central America Region, Herbalife Venezuela’s net sales represented approximately 6%, 4%, and 2% of the Company’s consolidated net sales for the years ended December 31, 2013, 2012, and 2011, respectively, and its total assets represented approximately 10% and 7% of the Company’s consolidated total assets as of December 31, 2013 and 2012, respectively.

3.    Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2013	2012
Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$307.2	$303.8
Outer Nutrition	15.3	17.5
Literature, Promotional and Others	28.7	18.1

Total	$351.2	$339.4

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the major classes of inventory (in millions):

	December 31,
	2013	2012
Raw materials	$23.1	$19.6
Work in process	2.8	1.9
Finished goods	325.3	317.9

Total	$351.2	$339.4

4.    Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2013	2012
Borrowings under the senior secured credit facility	$931.3	$487.5
Capital leases	—	0.1

	931.3	487.6
Less: current portion	81.3	56.3

Long-term portion	$850.0	$431.3

On July 21, 2006, the Company entered into a $300.0 million senior secured credit facility, or the Prior Credit Facility, comprised of a $200.0 million term loan and a $100.0 million revolving credit facility, with a syndicate of financial institutions as lenders. In September 2007, the Company and its lenders amended the credit agreement, increasing the amount of the revolving credit facility by an aggregate principal amount of $150.0 million to $250.0 million primarily to finance the increase in the Company’s share repurchase program. See Note 8, Shareholders’ Equity, for further discussion of the share repurchase program and the share repurchase amounts during the years ended December 31, 2013, 2012, and 2011. The term loan bore interest at LIBOR plus a margin of 1.5%, or the base rate plus a margin of 0.50%. The revolving credit facility bore interest at LIBOR plus a margin of 1.25%, or the base rate plus a margin of 0.25%.

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated the Prior Credit Facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of the U.S. subsidiaries of the Company’s parent, Herbalife Ltd.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Term Loan. On December 31, 2013 and December 31, 2012, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.17% and 1.96%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2013 and 2012, the Company was compliant with its debt covenants under the Credit Facility. The fair value of the Company’s Credit Facility, including the Term Loan, approximated its carrying value as of December 31, 2013, due to its variable interest rate which reprices frequently and represents floating market rates. The fair value of the Credit Facility is determined by utilizing Level 2 inputs as defined in Note 13, Fair Value Measurements, such as observable market interest rates and yield curves.

During 2013, the Company borrowed an aggregate amount of $763.0 million and paid a total amount of $319.2 million under the Credit Facility. During 2012, the Company borrowed an aggregate amount of $1,428.0 million and paid a total amount of $1,142.5 million under the Credit Facility. During 2011, the Company borrowed $859.7 million and $54.0 million under the Credit Facility and Prior Credit Facility, respectively, and paid a total of $657.7 million and $228.9 million under the Credit Facility and Prior Credit Facility, respectively. As of December 31, 2013 and December 31, 2012, the U.S. dollar amount outstanding under the Credit Facility was $931.3 million and $487.5 million, respectively. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $487.5 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2012, $487.5 million was outstanding on the Term Loan and no amounts were outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2013 and December 31, 2012 under the Credit Facility.

As of December 31, 2013, the aggregate annual maturities of the Credit Facility were expected to be $81.3 million for 2014, $100.0 million for 2015, and $750.0 million for 2016.

Interest expense was $26.6 million, $16.7 million, and $9.9 million, for the years ended December 31, 2013, 2012, and 2011, respectively. Interest expense for the year ended December 31, 2011 included a $0.9 million write-off of unamortized deferred financing costs resulting from the extinguishment of the Prior Credit Facility, as discussed above.

5.    Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2023. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain leases contain renewal options. There were no material future minimum rental commitments for non-cancelable capital leases at December 31, 2013. Future minimum rental commitments for non-cancelable operating leases at December 31, 2013, were as follows (in millions):

Operating
2014	$54.0
2015	45.4
2016	30.0
2017	19.0
2018	14.7
Thereafter	16.6

Total	$179.7

Rental expense for the years ended December 31, 2013, 2012, and 2011, was $57.5 million, $52.5 million, and $49.2 million, respectively.

Property, plant and equipment under capital leases are included in property, plant and equipment on the accompanying consolidated balance sheets as follows (in millions):

	December 31,
	2013	2012
Equipment	—	$7.7
Less: accumulated depreciation	—	(7.4)

Total	—	$0.3

6.    Employee Compensation Plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. Prior to January 1, 2009, employees could elect to contribute between 2% to 17% of their compensation, and the Company would make matching contributions in an amount equal to one dollar for each dollar of deferred earnings not to exceed 3% of the participants’ earnings. Participants are partially vested in the Company contributions after one year and fully vested after five years. Effective January 1, 2009, the Company amended its profit sharing plan. Starting January 1, 2009, employees may elect to contribute up to 75% of their compensation; however, contributions are limited to a maximum annual amount as set periodically by the Code. The Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings up to the first 1%, and then make matching contributions in an amount equal to 50% of one dollar for each dollar on the subsequent 5% of deferred earnings. The contributions become fully vested after two years. The Company contributed $4.0 million, $2.7 million, and $2.5 million, to its profit sharing plan during the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The deferred compensation plans allow eligible employees to elect annually to defer up to 75% of their base annual salary and up to 100% of their annual bonus for each calendar year, or the Annual Deferral Amount. The Company makes matching contributions on behalf of each participant in the Senior Executive Deferred Compensation Plan. The Senior Executive Deferred Compensation Plan provides that the amount of the matching contributions is to be determined by the Company at its discretion. In 2013, 2012, and 2011, the Company’s matching contribution was 3.5% which aligns with the 401(k) retirement plan match.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The total expense for the two non-qualified deferred compensation plans, excluding participant contributions, was $4.0 million, $2.9 million, and $0.2 million for the years ended December 31, 2013, 2012, and 2011, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $37.2 million and $29.5 million at December 31, 2013 and 2012, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $26.8 million and $24.3 million as of December 31, 2013 and 2012, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $8.4 million, $7.2 million, and $4.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company received an assessment from the Spanish Tax Authority in an amount equivalent to approximately $4.4 million translated at the period ended spot rate, for withholding taxes, interest and penalties related to payments to Spanish Members for the 2003-2004 periods. The Company appealed the assessment to the National Appellate Court (Audiencia Nacional). Based on the ruling of the National Appellate Court, substantially all of the assessment was nullified. The Company began withholding taxes on payments to Spanish Members for the 2012 year. If the Spanish Tax Authority raises the same issue in later years, the Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received a tax assessment in September 2009, from the Federal Revenue Office of Brazil in an amount equivalent to approximately $3.6 million U.S. dollars, translated at the period ended spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $7.4 million U.S. dollars, translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian Members from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter was

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

originally scheduled for October 23, 2012 but it has been postponed and is rescheduled for June 26, 2014. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the 2009 - 2013 period. If an assessment is issued, the Company would be required to pay the amount requested in order to appeal the assessment. Based on the Company’s analysis and guidance from its advisors, the Company does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss.

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

8.    Shareholders’ Equity

The Company had 101.1 million, 106.9 million, and 115.8 million common shares outstanding at December 31, 2013, 2012, and 2011, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2013. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2013, 2012, and 2011 was approximately $123.1 million, $135.1 million, and $85.5 million, respectively.

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

On July 30, 2012, the Company announced that its board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows the Company to repurchase its common shares, at such times and prices as determined by the Company’s management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. As of December 31, 2013, the remaining authorized capacity under this share repurchase program was $652.6 million.

During the year ended December 31, 2013, the Company repurchased 6.1 million of its common shares through open market purchases at an aggregate cost of approximately $297.4 million, or an average cost of $49.08 per share. During the year ended December 31, 2012, the Company repurchased 11.0 million of its common shares through open market purchases at an aggregate cost of approximately $527.8 million, or an average cost of $47.78 per share. During the year ended December 31, 2011, the Company repurchased 5.5 million of its common shares through open market purchases at an aggregate cost of approximately $298.8 million, or an average cost of $54.27 per share.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the year ended December 31, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Year Ended December 31, 2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(28.8)	$(2.9)	$—	$(31.7)

Other comprehensive income (loss) before reclassifications, net of tax	3.2	2.4	0.1	5.7
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	6.2	—	6.2

Total other comprehensive income (loss), net of reclassifications	3.2	8.6	0.1	11.9

Ending balance	$(25.6)	$5.7	$0.1	$(19.8)

(1)	See Note 11, Derivative Instruments and Hedging Activities, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the year ended December 31, 2013.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $4.3 million, tax expense of $1.0 million, and tax expense of $0.1 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the year ended December 31, 2013. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $0.7 million for unrealized gain (loss) on derivatives for the year ended December 31, 2013.

9.    Share-Based Compensation

The Company has five share-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provided for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provided for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan replaced the 2004 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2004 Stock Incentive Plan. The terms of the 2005 Stock Incentive Plan are substantially similar to the terms of the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan authorizes the issuance of 14,400,000 common shares pursuant to awards granted under the plan, plus any shares that remained available

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for issuance under the 2004 Stock Incentive Plan at the time of the adoption of the 2005 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units. At December 31, 2013, an aggregate of approximately 1.9 million common shares remain available for future issuance under the 2005 Stock Incentive Plan and the Independent Directors Stock Unit Plan.

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

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, market and performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2013 include stock options, SARs, and stock units.

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

In December 2013, the Company granted SARs to certain employees with performance conditions. These awards vest 20% on June 2014, 20% on June 2015, and 60% on June 2016, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method.

The Company records compensation expense over the requisite service period which is equal to the vesting period. For awards granted on or after January 1, 2006, the compensation expense is recognized on a straight-line

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis over the vesting term. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2013, 2012, and 2011, share-based compensation expense, relating to service condition awards, amounted to $24.6 million, $22.7 million, and $19.2 million, respectively. For the years ended December 31, 2012 and 2011, share-based compensation expense, relating to market condition awards, amounted to $0.7 million and $2.9 million, respectively. No share-based compensation expense related to market condition awards was recognized in the year ended December 31, 2013, as all market condition awards had vested prior to 2013. For the year ended December 31, 2013, share-based compensation expense, relating to performance condition awards, amounted to $0.3 million. For the year ended December 31, 2013, 2012 and 2011, share-based compensation expense, relating to market and performance condition awards, amounted to $4.5 million, $4.6 million and $1.4 million, respectively. For the years ended December 31, 2013, 2012, and 2011, the related income tax benefits recognized in earnings for all awards amounted to $10.4 million, $9.5 million, and $7.5 million, respectively.

As of December 31, 2013, the total unrecognized compensation cost related to non-vested service condition stock awards was $41.6 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years. As of December 31, 2013, the total unrecognized compensation cost related to non-vested performance condition awards was $12.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years. As of December 31, 2013, the total unrecognized compensation cost related to non-vested market and performance condition awards was $4.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.0 year.

For the years ended December 31, 2013, 2012, and 2011, excess tax benefits of $15.6 million, $29.7 million, and $26.2 million, respectively, were generated and recognized from exercises of awards.

Stock units are valued at the market value on the date of grant. The fair value of service condition SARs and performance condition SARs are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of SARs with market conditions or with market and performance conditions are estimated on the date of grant using the Monte Carlo lattice model. Historically, the expected term of the SARs and stock options was based on the simple average of the average vesting period and the life of the award, or the simplified method. During the fourth quarter of 2011, the Company began calculating the expected term of its SARs based on historical data as more historical information was available. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the SARs and stock options are based upon the historical volatility of the Company’s common shares and it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the SARs and stock options. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

There were no stock options granted during the years ended December 31, 2013, 2012, and 2011. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2013, 2012, and 2011:

	SARs			Independent Director’s SARs
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Expected volatility	50.8%	48.4%	46.6%	45.2%	52.1%	49.4%
Dividends yield	1.7%	2.7%	1.5%	1.5%	2.7%	1.5%
Expected term	5.5 years	5.3 years	6.2 years	3.6 years	3.8 years	3.8 years
Risk-free interest rate	1.5%	0.7%	1.9%	0.7%	0.4%	1.0%

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no performance condition awards granted during the years ended December 31, 2012 and 2011. For performance condition awards granted during the year ended December 31, 2013, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

SARs
Year Ended December 31, 2013
Expected volatility	50.9%
Dividends yield	1.5%
Expected term	5.5 years
Risk-free interest rate	1.6%

There were no market condition awards or market and performance condition awards granted during the years ended December 31, 2013 and 2012. For market and performance condition awards granted during the year ended December 31, 2011, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

SARs
Year Ended December 31, 2011
Expected volatility	44.0%
Dividends yield	1.4%
Expected term	5.2 years
Risk-free interest rate	1.2%

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2013:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2012(2) (3)	11,333	$28.62	5.9 years	$119.1
Granted(4)	1,176	$76.40
Exercised	(305)	$25.76
Forfeited	(61)	$44.54

Outstanding at December 31, 2013(2) (3) (4)	12,143	$33.24	5.3 years	$552.9

Exercisable at December 31, 2013(3)	7,327	$20.84	3.8 years	$424.0

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

(2)	Includes 0.9 million SARs with market and performance conditions.

(3)	Includes 1.5 million SARs with market conditions.

(4)	Includes 0.4 million SARs with performance conditions.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2013, 2012, and 2011 was $30.57, $15.36, and $21.23, respectively. The weighted-average grant date fair value of SARs with performance conditions granted during the year ended December 31, 2013 was $33.04. The weighted-average grant date fair value of SARs with market and performance conditions granted

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the year ended December 31, 2011 was $17.37. The total intrinsic value of service condition stock options and SARs exercised during the years ended December 31, 2013, 2012, and 2011 was $16.1 million, $98.6 million, and $133.8 million, respectively. There were no market condition, performance condition, or market condition and performance condition SARs exercised during the years ended December 31, 2013, 2012, and 2011.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested at December 31, 2012	321.6	$11.70
Granted	17.0	$59.96
Vested	(193.7)	$13.88
Forfeited	(0.4)	$42.93

Outstanding and nonvested at December 31, 2013	144.5	$14.36

The total vesting date fair value of stock units which vested during the years ended December 31, 2013, 2012, and 2011 was $7.3 million, $24.3 million, and $19.8 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 2 million common shares. At December 31, 2013, approximately 1.8 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10.    Segment Information

The Company is a nutrition company that sells a wide range of weight management products, nutritional supplements and personal care products. The Company’s products are manufactured by third party providers and by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility and in its Lake Forest, California facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, the Company sold products in 91 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net Sales:
Primary Reporting Segment:
United States	$881.0	$816.9	$676.9
Mexico	562.4	496.1	436.9
South Korea	433.7	421.4	343.5
Others	2,476.6	2,059.4	1,786.4

Total Primary Reporting Segment	4,353.7	3,793.8	3,243.7
China	471.6	278.5	210.8

Total Net Sales	$4,825.3	$4,072.3	$3,454.5

Contribution Margin(1):
Primary Reporting Segment:
United States	$365.2	$359.5	$286.3
Mexico	251.7	205.6	191.1
South Korea	214.3	199.4	163.1
Others	1,110.5	906.5	810.0

Total Primary Reporting Segment	1,941.7	1,671.0	1,450.5
China(2)	422.7	250.1	186.4

Total Contribution Margin	$2,364.4	$1,921.1	$1,636.9
Selling, general and administrative expense (2)	1,629.1	1,259.7	1,074.6
Interest expense	26.6	16.7	9.9
Interest income	8.0	6.2	7.4

Income before income taxes	716.7	650.9	559.8
Income taxes	189.2	186.9	144.8

Net Income	$527.5	$464.0	$415.0

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Capital Expenditures:
United States	$121.3	$81.6	$60.4
Mexico	2.4	2.8	3.5
South Korea	1.8	4.1	2.1
China	12.6	15.4	6.6
Others	24.4	18.9	18.3

Total Capital Expenditures	$162.5	$122.8	$90.9

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net sales by product line:
Weight Management	$3,063.7	$2,554.9	$2,158.7
Targeted Nutrition	1,109.9	944.8	789.6
Energy, Sports & Fitness	254.5	209.4	169.8
Outer Nutrition	157.2	146.3	147.8
Literature, Promotional and Other(3)	240.0	216.9	188.6

Total Net Sales	$4,825.3	$4,072.3	$3,454.5

Net sales by geographic region:
North America	$908.0	$841.2	$698.6
Mexico	562.4	496.1	436.9
South & Central America	973.5	688.8	554.4
EMEA	735.2	627.8	615.2
Asia Pacific	1,174.6	1,139.9	938.6
China	471.6	278.5	210.8

Total Net Sales	$4,825.3	$4,072.3	$3,454.5

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.

(2)	Compensation to China sales employees and service fees to China independent service providers totaling $215.6 million, $123.5 million, and $96.8 million for the years ended December 31, 2013, 2012, and 2011, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of December 31, 2013 and 2012, total assets for the Company’s Primary Reporting Segment were $2,253.7 million and $1,607.2 million, respectively. Total assets for the China segment were $220.0 million and $116.9 million as of December 31, 2013 and 2012, respectively.

As of December 31, 2013 and 2012, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million for both periods. Goodwill allocated to the China segment was $3.1 million as of December 31, 2013 and 2012.

As of December 31, 2013, the net property, plant and equipment located in the U.S. and in all foreign countries was $236.0 million and $82.9 million, respectively. As of December 31, 2012, the net property, plant and equipment located in the U.S. and in all foreign countries was $170.9 million and $71.9 million, respectively.

As of December 31, 2013, the deferred tax assets related to the U.S. and all foreign countries was $69.1 million and $58.7 million, respectively. As of December 31, 2012, the deferred tax assets related to the U.S. and all foreign countries was $68.4 million and $51.4 million, respectively.

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2013 and 2012, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheet was $567.4 million and $321.3 million, respectively, of which $6.8 million and $6.9 million, respectively, was maintained or invested in U.S. dollars. At December 31, 2013 and 2012, the total amount of cash and cash equivalents held by U.S. entities was $405.6 million and $12.2 million, respectively.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company previously engaged in an interest rate hedging strategy for which the hedged transactions were the forecasted interest payments on the Credit Facility. The hedged risk was the variability of forecasted interest rate cash flows, where the hedging strategy involved the purchase of interest rate swaps. These interest rate swaps expired in July 2013 and the Company has not entered into new interest swap arrangements as of December 31, 2013.

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

The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective until their expiration in July 2013 and as of December 31, 2012. Consequently, all changes in the fair value of the derivatives were deferred and recorded in other comprehensive income (loss) until the related forecasted transactions were recognized in the consolidated statements of income. The fair value of the interest rate swap agreements were based on third-party quotes. At December 31, 2012, the Company recorded the interest rate swaps as liabilities at their fair value of $2.0 million. No amount was recorded as of December 31, 2013 because the interest rate swaps had expired.

The table below describes the interest rate swaps in aggregate, and the fair value of the liabilities that were outstanding as of December 31, 2013 and 2012:

Interest Rate	Aggregate Notional Amounts	Average Swap Rate	Aggregate Fair Value	Maturity Dates
	(In millions)		(In millions)
At December 31, 2013
Interest Rate Swaps	—	—	—	—
At December 31, 2012
Interest Rate Swaps	$140.0	2.78%	$(2.0)	July 2013

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2013 and 2012, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $244.7 million and $256.9 million, respectively. At December 31, 2013, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party quotes. As of December 31, 2013, the Company recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2012, the Company recorded assets at fair value of $0.5 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2013 and 2012, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2013 and 2012.

As of both December 31, 2013 and 2012, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months, with the majority of freestanding derivatives expiring within three months and one month, respectively. There were no foreign currency option contracts outstanding as of December 31, 2013 and 2012.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2013 and 2012:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2013
Buy Australian dollar sell Euro	1.55	$2.7	$—
Buy Euro sell Australian dollar	1.52	4.5	0.1
Buy Euro sell Chilean peso	727.40	1.1	—
Buy Euro sell British pound	0.83	2.5	—
Buy Euro sell Indonesian rupiah	16,915.00	0.7	—
Buy Euro sell Mexican peso	17.51	150.3	4.9
Buy Euro sell Russian ruble	45.05	3.0	—
Buy Euro sell Singapore dollar	1.74	3.0	—
Buy Euro sell U.S. dollar	1.37	161.3	—
Buy British pound sell Euro	1.01	4.9	0.1
Buy Japanese yen sell U.S. dollar	104.71	2.9	—
Buy Malaysian ringgit sell U.S. dollar	3.30	5.3	—
Buy Singapore dollar sell Euro	1.71	2.0	—
Buy New Taiwan dollar sell U.S. dollar	29.54	14.9	(0.1)
Buy U.S. dollar sell Brazilian real	2.35	12.8	0.6
Buy U.S. dollar sell Euro	1.34	171.8	(4.2)
Buy U.S. dollar sell South Korean won	1,112.65	50.0	1.5

Total forward contracts		$593.7	$2.9

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2012
Buy Brazilian real sell U.S. dollar	2.08	$12.5	$0.2
Buy Chinese yuan sell U.S. dollar	6.29	1.3	—
Buy Euro sell Argentine peso	6.66	3.0	—
Buy Euro sell Australian dollar	1.27	1.4	—
Buy Euro sell Chilean peso	633.00	1.5	—
Buy Euro sell Indonesian rupiah	12,935.00	9.7	—
Buy Euro sell Mexican peso	17.18	143.7	0.3
Buy Euro sell Malaysian ringgit	4.06	15.2	(0.1)
Buy Euro sell Peruvian nuevo sol	3.41	2.0	—
Buy Euro sell U.S. dollar	1.33	82.1	(0.4)
Buy British pound sell Euro	0.82	2.4	—
Buy Japanese yen sell U.S. dollar	85.88	9.3	(0.1)
Buy South Korean won sell U.S. dollar	1,077.18	52.5	0.2
Buy Malaysian ringgit sell Euro	4.07	0.8	—
Buy Malaysian ringgit sell U.S. dollar	3.08	21.7	0.1
Buy U.S. dollar sell Brazilian real	2.05	12.6	—
Buy U.S. dollar sell Colombian peso	1,800.10	11.7	(0.2)
Buy U.S. dollar sell Euro	1.30	174.4	(2.9)
Buy U.S. dollar sell British pound	1.62	16.2	(0.1)
Buy U.S. dollar sell South Korean won	1,089.08	6.3	(0.1)
Buy U.S. dollar sell Mexican peso	13.12	25.4	(0.3)
Buy U.S. dollar sell Philippine peso	40.99	2.9	—
Buy U.S. dollar sell New Taiwan dollar	28.98	0.8	—
Buy U.S. dollar sell South African rand	8.54	0.7	—

Total forward contracts		$610.1	$(3.4)

The following tables summarize the derivative activity during the years ended December 31, 2013, 2012, and 2011 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2013, 2012, and 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.5	$(3.3)	$4.1
Interest rate swaps	$—	$(0.6)	$(2.1)

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $3.1 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2013, 2012, and 2011:

	Amount of Gain (Loss) Recognized in Income For the Year Ended			Location of Gain (Loss) Recognized in Income
	December 31, 2013	December 31, 2012	December 31, 2011
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$(5.2)	$(1.8)	$—	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$6.4	$(10.0)	$2.7	Selling, general and administrative expenses

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2013, 2012, and 2011:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	For the Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	(In millions)
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$(4.1)	$0.1	$(0.3)	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$(0.7)	$4.5	$(1.8)	Selling, general and administrative expenses
Interest rate contracts	$(2.0)	$(3.6)	$(3.6)	Interest expense, net

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of December 31, 2013 and 2012.

12.    Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Domestic	$155.6	$172.3	$143.9
Foreign	561.1	478.6	415.9

Total	$716.7	$650.9	$559.8

Income taxes are as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
Current:
Foreign	$138.1	$104.0	$103.3
Federal	68.8	82.1	55.3
State	7.2	8.6	7.4

	214.1	194.7	166.0

Deferred:
Foreign	(16.3)	(6.3)	(11.8)
Federal	(9.4)	(2.7)	(8.7)
State	0.8	1.2	(0.7)

	(24.9)	(7.8)	(21.2)

	$189.2	$186.9	$144.8

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of December 31, 2013 and 2012, the Company had $15.4 million and $25.9 million, respectively, of unrealized excess tax benefits. The reduction primarily relates to the utilization of previously unrealized excess tax benefits. The $15.4 million of excess tax benefits at December 31, 2013 relates to foreign tax credits generated and carried forward on US federal income tax returns. If unused, tax credit carryforwards of $2.4 million will expire in 2021 and $13.0 million will expire in 2022.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended December 31,
	2013	2012
Deferred income tax assets:
Accruals not currently deductible	$53.4	$48.0
Tax loss carry forwards of certain foreign subsidiaries	29.2	22.0
Depreciation/amortization	3.5	13.5
Deferred compensation plan	47.4	35.6
Deferred interest expense	218.7	186.9
Accrued vacation	5.5	4.6
Inventory reserve	13.2	6.4
Hyperinflationary adjustment	—	3.5
Other	4.5	8.6

Gross deferred income tax assets	375.4	329.1
Less: valuation allowance	(247.6)	(209.3)

Total deferred income tax assets	$127.8	$119.8

Deferred income tax liabilities:
Intangible assets	$113.0	$111.7
Unremitted foreign earnings	0.7	13.9
Other	4.5	4.5

Total deferred income tax liabilities	$118.2	$130.1

Total net deferred tax assets (liabilities)	$9.6	$(10.3)

Net operating loss carryforwards of subsidiaries for 2013 and 2012 were $29.2 million and $22.0 million, respectively. If unused, net operating losses and tax credits of $3.6 million will expire between 2014 and 2023 and $25.6 million can be carried forward indefinitely. Deferred interest carryforwards of subsidiaries for 2013 and 2012 were $218.7 million and $186.9 million, respectively, and can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012 the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to deferred interest expense carryforwards and net operating loss carryforwards, in the amount of $247.6 million and $209.3 million, respectively. The change in the Company’s valuation allowance during 2013 of $38.3 million was related to $36.7 million of net additions charged to income tax expense and $1.6 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2012 of $41.2 million was related to $40.2 million of net additions charged to income tax expense and $1.0 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2011 of $29.5 million was related to $31.8 million of net additions charged to income tax expense, reduced by $2.3 million of currency translation adjustments recognized within other comprehensive income.

At December 31, 2013, the Company’s U.S. consolidated group had approximately $88.1 million of unremitted earnings that were permanently reinvested from certain foreign subsidiaries. In addition, at December 31, 2013, Herbalife Ltd. had approximately $2.0 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax liability on the unremitted foreign earnings as of December 31, 2013 and 2012 was $0.7 million and $13.9 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions):

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Tax expense at United States statutory rate	$250.9	$227.8	$195.9
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(82.1)	(97.9)	(78.1)
U.S. tax (benefit) on foreign income net of foreign tax credits	(4.7)	1.8	(8.8)
Increase (decrease) in valuation allowances	36.7	40.2	31.8
State taxes, net of federal benefit	5.7	7.3	5.2
Unrecognized tax benefits	(10.3)	6.6	1.1
Other	(7.0)	1.1	(2.3)

Total	$189.2	$186.9	$144.8

During the years ended December 31, 2012, and 2011, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and concluded on December 31, 2012. Under the terms of the holiday, the Company was subject to an 11% tax rate in 2010, a 12% tax rate in 2011, and a 12.5% tax rate in 2012. The Company was subject to the statutory tax rate of 25% in 2013.

As of December 31, 2013, the total amount of unrecognized tax benefits, including related interest and penalties was $34.6 million. If the total amount of unrecognized tax benefits was recognized, $28.4 million of unrecognized tax benefits, $3.7 million of interest and $0.8 million of penalties would impact the effective tax rate. As of December 31, 2012, the total amount of unrecognized tax benefits, including related interest and penalties was $47.1 million. If the total amount of unrecognized tax benefits was recognized, $38.2 million of unrecognized tax benefits, $5.7 million of interest and $1.7 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2013, the Company recorded a reversal in interest and penalty expense related to uncertain tax positions of $1.6 million and $0.7 million, respectively. During the year ended December 31, 2012, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $0.2 million and $0.6 million, respectively. During the year ended December 31, 2011, the Company recorded an increase in interest expense and a reversal of penalty expense related to uncertain tax positions of $0.1 million and $0.1 million, respectively. As of December 31, 2013, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $3.7 million and $0.8 million respectively. As of December 31, 2012, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $5.7 million and $1.7 million respectively.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2013, 2012, and 2011 (in millions):

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Beginning balance of unrecognized tax benefits	$39.7	$32.4	$31.6
Additions for current year tax positions	10.3	7.8	5.5
Additions for prior year tax positions	4.1	4.5	2.0
Reductions for prior year tax positions	(3.9)	(0.1)	(0.9)
Reductions for audit settlements	(10.0)	(0.3)	(0.7)
Reductions for the expiration of statutes of limitation	(8.4)	(4.9)	(4.5)
Changes due to foreign currency translation adjustments	(1.9)	0.3	(0.6)

Ending balance of unrecognized tax benefits (excluding interest and penalties)	$29.9	$39.7	$32.4
Interest and penalties associated with unrecognized tax benefits	4.7	7.4	6.6

Ending balance of unrecognized tax benefits (including interest and penalties)	$34.6	$47.1	$39.0

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2013, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2009.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.7 million within the next twelve months. Of this possible decrease, $6.8 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.9 million would be due to the expiration of statute of limitations in various jurisdictions.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts and interest rate swaps are valued using standard calculations and models. Foreign exchange currency contracts are valued primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. Interest rate swaps are valued primarily based on inputs such as LIBOR and swap yield curves at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at December 31, 2013 and 2012:

Fair Value Measurements at Reporting Date Using

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2013	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2012
		(In millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$5.7	$0.5
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.3	$0.7

		$8.0	$1.2

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$4.4	$3.3
Interest rate swaps	Accrued expenses	$—	$2.0
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$0.7	$1.3

		$5.1	$6.6

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheet at December 31, 2013 and 2012:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
December 31, 2013
Foreign exchange currency contracts	$8.0	$(3.0)	$5.0

Total	$8.0	$(3.0)	$5.0

December 31, 2012
Foreign exchange currency contracts	$1.2	$(1.2)	—

Total	$1.2	$(1.2)	—

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
December 31, 2013
Foreign exchange currency contracts	$5.1	$(3.0)	$2.1

Total	$5.1	$(3.0)	$2.1

December 31, 2012
Foreign exchange currency contracts	$4.6	$(1.2)	$3.4
Interest rate swaps	2.0	—	2.0

Total	$6.6	$(1.2)	$5.4

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2013 and 2012, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14.    Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the year ended December 31, 2013, the Company recorded approximately $29.1 million of professional fees and other expenses related to this matter.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the approximately $29.1 million in expenses incurred during the year ended December 31, 2013 discussed above, approximately $6.0 million was recognized for advisory retainer fees. The minimum guaranteed retainer fees were approximately $4.0 million as of December 31, 2013 and the expense recognition of these fees could accelerate based on certain conditions.

The Company also had a cash settlement liability award, or the Liability Award, outstanding as of December 31, 2013, which is tied to the Company’s stock price and which only vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. The expense recognized during the year ended December 31, 2013, relating to the Liability Award was approximately $3.5 million, and is included in the approximately $29.1 million expense described above. The remaining unrecognized expense relating to the Liability Award was approximately $3.3 million as of December 31, 2013, based on the fair value of the Liability Award as of that date. The recognition of the unrecognized expense relating to the Liability Award could accelerate and change based on certain conditions.

15.    Subsequent Events

On February 3, 2014, the Company announced that its board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. The Company’s former share repurchase authorization of $1 billion had an available balance of $652.6 million as of December 31, 2013.

On February 18, 2014, the Company announced that its board of directors approved a quarterly cash dividend of $0.30 per common share to shareholders of record as of March 4, 2014, payable on March 18, 2014.

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of Convertible Notes. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Notes prior to their stated maturity date. These Convertible Notes are not puttable by the note holders other than in the context of a defined fundamental change. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share), representing an initial conversion premium of approximately 25% above the last reported sale price of $69.02 per common share on February 3, 2014. The Company is also expected to incur approximately $26 million of deferred financing costs as a result of issuing these Convertible Notes.

During the first quarter of 2014, the $1.15 billion proceeds received from the issuance of the Convertible Notes must be allocated between total liabilities and shareholders’ equity within the Company’s consolidated balance sheet due to the fact the Convertible Notes may be partially settled in cash and that there is an existing equity conversion feature within the Convertible Notes that permits the Company to settle any amounts above the conversion price with its common shares. As of February 18, 2014, the $1.15 billion allocation between total liabilities and shareholders’ equity had not been finalized. Preliminarily, it is expected that a majority of the $1.15 billion will be allocated to total liabilities. As a result of this required allocation, the liability component will be measured based on the fair value of the Convertible Notes which will be discounted using the nonconvertible debt interest rate; therefore, this will result in discounted debt being recognized within total liabilities

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the Company’s consolidated balance sheet. The difference between the proceeds received from the Convertible Notes issuance and this discounted debt would then be allocated to shareholders’ equity. Since the Company must still settle these Convertible Notes at face value at or prior to maturity, this discounted debt will be accreted up to its face value resulting in additional non-cash interest expense being recognized in subsequent periods within the Company’s consolidated statements of income while the Convertible Notes remain outstanding.

In connection with the issuance of Convertible Notes, the Company paid approximately $124 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, with such reduction of potential dilution subject to a cap based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions will initially be $120.79 per common share, representing a premium of approximately 75% above the last reported sale price of $69.02 per common share on February 3, 2014, and is subject to certain adjustments under the terms of the Capped Call Transactions. As a result of this transaction, the Company’s additional paid-in capital within shareholders’ equity on its consolidated balance sheet was reduced by $124 million during the first quarter of 2014.

In addition, the Company paid approximately $686 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transaction early. The Forward Transactions are generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of this transaction, the Company’s total shareholders’ equity within its consolidated balance sheet was reduced by approximately $686 million during the first quarter of 2014, with amounts being allocated between retained earnings and additional paid in capital within total shareholders’ equity. The Company will also record non-cash deferred financing costs and a corresponding amount to additional paid in capital reflecting the fair value of the Forward Transactions as these transactions were also executed to facilitate the issuance of the Company’s Convertible Notes as described above. As of February 18, 2014, the fair value was not finalized.

In February 2014, in connection with executing the Convertible Notes, Forward Transactions, and Capped Call Transactions, the Company also amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the foregoing transactions. The amendment will also increase by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio exceeds 2.50 to 1.00 and increase the permitted consolidated total leverage ratio of Herbalife under the Credit Facility.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.    Quarterly Information (Unaudited)

	2013	2012
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$1,123.6	$964.2
Gross profit	897.7	768.0
Net income	118.9	107.9
Earnings per share
Basic	$1.14	$0.93
Diluted	$1.10	$0.88
Second Quarter Ended June 30
Net sales	$1,219.2	$1,031.9
Gross profit	972.0	828.2
Net income	143.2	132.0
Earnings per share
Basic	$1.39	$1.13
Diluted	$1.34	$1.09
Third Quarter Ended September 30
Net sales	$1,213.5	$1,016.9
Gross profit	975.1	815.3
Net income	142.0	111.9
Earnings per share
Basic	$1.39	$1.03
Diluted	$1.32	$0.98
Fourth Quarter Ended December 31
Net sales	$1,268.9	$1,059.3
Gross profit	1,017.1	848.2
Net income	123.5	112.2
Earnings per share
Basic	$1.22	$1.04
Diluted	$1.15	$1.00

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: February18, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 18, 2014

/s/ JOHN G. DESIMONE John G. DeSimone	Chief Financial Officer (Principal Financial Officer)	February 18, 2014

/s/ BOSCO CHIU Bosco Chiu	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 18, 2014

/s/ LEROY T. BARNES, JR. Leroy T. Barnes, Jr.	Director	February 18, 2014

/s/ RICHARD P. BERMINGHAM Richard P. Bermingham	Director	February 18, 2014

/s/ CAROLE BLACK Carole Black	Director	February 18, 2014

/s/ PEDRO CARDOSO Pedro Cardoso	Director	February 18, 2014

/s/ RICHARD H. CARMONA Richard H. Carmona	Director	February 18, 2014

/s/ JONATHAN CHRISTODORO Jonathan Christodoro	Director	February 18, 2014

/s/ KEITH COZZA Keith Cozza	Director	February 18, 2014

Signature	Title	Date

/s/ JEFFREY T. DUNN Jeffrey T. Dunn	Director	February 18, 2014

/s/ MICHAEL J. LEVITT Michael J. Levitt	Director	February 18, 2014

/s/ COLOMBE M. NICHOLAS Colombe M. Nicholas	Director	February 18, 2014

/s/ MARIA OTERO Maria Otero	Director	February 18, 2014

/s/ JOHN TARTOL John Tartol	Director	February 18, 2014