Form 10-Q
period 2014-03-31
HERBALIFE LTD.
filed 2014-04-28
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of registrant’s common shares outstanding as of April 23, 2014 was 98,107,055.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,261,921	$972,974
Receivables, net of allowance for doubtful accounts of $1,991 (2014) and $2,211 (2013)	118,610	100,326
Inventories	324,992	351,201
Prepaid expenses and other current assets	162,842	148,774
Deferred income taxes	67,739	69,845

Total current assets	1,936,104	1,643,120

Property, at cost, net of accumulated depreciation and amortization of $345,950 (2014) and $327,864 (2013)	346,363	318,860
Deferred compensation plan assets	26,969	26,821
Deferred financing costs, net	27,367	4,896
Other assets	103,567	63,713
Marketing related intangibles and other intangible assets, net	310,729	310,801
Goodwill	105,490	105,490

Total assets	$2,856,589	$2,473,701

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$87,174	$82,665
Royalty overrides	259,758	266,952
Accrued compensation	74,940	111,905
Accrued expenses	276,532	267,501
Current portion of long-term debt	87,509	81,250
Advance sales deposits	83,592	68,079
Income taxes payable	32,400	43,826

Total current liabilities	901,905	922,178

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,760,778	850,019
Deferred compensation plan liability	40,523	37,226
Deferred income taxes	63,182	66,026
Other non-current liabilities	48,095	46,806

Total liabilities	2,814,483	1,922,255

CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 101.3 million (2014) and 101.1 million (2013) shares outstanding	101	101
Paid-in-capital in excess of par value	423,515	323,860
Accumulated other comprehensive loss	(22,485)	(19,794)
(Accumulated deficit) retained earnings	(359,025)	247,279

Total shareholders’ equity	42,106	551,446

Total liabilities and shareholders’ equity	$2,856,589	$2,473,701

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands, except per share amounts)
Product sales	$1,156,134	$951,583
Shipping & handling revenues	106,515	172,064

Net sales	1,262,649	1,123,647
Cost of sales	251,165	225,977

Gross profit	1,011,484	897,670
Royalty overrides	381,819	364,029
Selling, general & administrative expenses	502,062	364,720

Operating income	127,603	168,921
Interest expense, net	14,961	5,373
Other expense, net	3,161	—

Income before income taxes	109,481	163,548
Income taxes	34,853	44,675

NET INCOME	$74,628	$118,873

Earnings per share:
Basic	$0.78	$1.14
Diluted	$0.74	$1.10
Weighted average shares outstanding:
Basic	95,397	104,121
Diluted	100,780	108,068
Dividends declared per share	$0.30	$0.30

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
Net income	$74,628	$118,873
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(73) and $(305) for the three months ended March 31, 2014 and 2013, respectively	(2,183)	(8,684)
Unrealized loss on derivatives, net of income taxes of $(104) and $(507) for the three months ended March 31, 2014 and 2013, respectively	(413)	(1,332)
Unrealized loss on available-for-sale investments, net of income taxes of $(51) for the three months ended March 31, 2014	(95)	—

Total other comprehensive income (loss)	(2,691)	(10,016)

Total comprehensive income	$71,937	$108,857

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74,628	$118,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,283	20,964
Excess tax benefits from share-based payment arrangements	(3,154)	(447)
Share-based compensation expenses	10,995	7,866
Non-cash interest expense and amortization of deferred financing and issuance costs	7,154	650
Deferred income taxes	(2,313)	(3,773)
Inventory write-downs	11,037	6,554
Unrealized foreign exchange transaction loss (gain)	3,390	(10,971)
Foreign exchange loss relating to Venezuela	86,108	15,116
Other	4,462	(890)
Changes in operating assets and liabilities:
Receivables	(17,953)	3,216
Inventories	14,198	(1,542)
Prepaid expenses and other current assets	(23,850)	(8,200)
Other assets	(5,180)	(15)
Accounts payable	6,224	4,900
Royalty overrides	(3,703)	(21,472)
Accrued expenses and accrued compensation	(12,487)	(15,517)
Advance sales deposits	17,416	(3,857)
Income taxes	(903)	23,097
Deferred compensation plan liability	3,297	3,075

NET CASH PROVIDED BY OPERATING ACTIVITIES	190,649	137,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(58,517)	(24,856)
Proceeds from sale of property, plant and equipment	2	24
Investments in Venezuelan bonds	(3,224)	—

NET CASH USED IN INVESTING ACTIVITIES	(61,739)	(24,832)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,399)	(30,904)
Dividends received	3,444	—
Payments for Capped Call Transactions	(123,825)	—
Borrowings from Long-Term Debt	1,150,000	513,223
Principal payments on long-term debt	(18,750)	(25,509)
Debt issuance costs	(28,837)	—
Share repurchases	(694,503)	(164,485)
Excess tax benefits from share-based payment arrangements	3,154	447
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	60	425

NET CASH PROVIDED BY FINANCING ACTIVITIES	260,344	293,197

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(100,307)	(17,052)

NET CHANGE IN CASH AND CASH EQUIVALENTS	288,947	388,940
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	972,974	333,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,261,921	$722,474

CASH PAID DURING THE PERIOD
Interest paid	$7,533	$5,486

Income taxes paid	$39,403	$31,853

NON CASH ACTIVITIES
Accrued capital expenditures	$20,452	$10,070

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. As of March 31, 2014, the Company sold its products to and through a network of 3.9 million independent members, or Members, which included 0.2 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2013 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2014, and for the three months ended March 31, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 10-K. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassifications

Certain reclassifications were made to the prior period statement of cash flows, within cash flows from operating activities, to conform to current period presentation. These reclassifications did not impact the prior period total net cash provided by (used in) operating activities, investing activities and financing activities, nor did it impact the Company’s accompanying condensed consolidated balance sheets and related condensed consolidated statements of income and comprehensive income.

Venezuela

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of the Company’s subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate. The application and approval process continues to be delayed and the Company’s ability to timely obtain U.S. dollars using the official exchange rate mechanisms described below remains uncertain. In recent instances, the Company has been unsuccessful in obtaining U.S. dollars at these official rates and it remains uncertain whether the Company’s future anticipated applications will be approved. The current operating environment in Venezuela also continues to be challenging for the Company’s Venezuela business, with high inflation in the country, government restrictions on foreign exchange and pricing controls, and the possibility of the government announcing further devaluations to its currency. These foreign exchange controls in Venezuela limit Herbalife Venezuela’s ability to repatriate earnings and settle the Company’s intercompany obligations at any official rate which is causing its Bolivar denominated cash and cash equivalents to accumulate in Venezuela.

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and eliminated the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate was devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This CADIVI rate was approximately 16% less favorable than the previously published 5.3 SITME rate. The Company recognized approximately $15.1 million of net foreign exchange losses within its condensed consolidated statement of income for the three months ended March 31, 2013, as a result of remeasuring the Company’s Bolivar denominated monetary assets and liabilities at the CADIVI rate of 6.3 Bolivars per U.S. dollar.

In March 2013, the Venezuelan government also announced they will introduce an additional complimentary exchange mechanism known as SICAD. During the first quarter of 2014, the Venezuelan government announced the establishment of CENCOEX which replaced the previous foreign exchange commission, CADIVI. Also, during the first quarter of 2014, additional activities, such as processing of dividend payments, which were previously administered by CADIVI, are now required to be processed at the SICAD auction rate, or SICAD I rate. During the fourth quarter of 2013, the Company received an approval through the SICAD mechanism for a bid of approximately 6.8 million Bolivars, or approximately $1.1 million U.S. dollars remeasured using the CADIVI rate, for a distribution of approximately $0.6 million in U.S. dollars, which resulted in a foreign exchange loss of approximately $0.5 million during the fourth quarter of 2013, or an effective exchange rate of 11.3 Bolivars per U.S. dollar.

During March 2014, the government introduced an additional exchange mechanism known as SICAD II. During March 2014, the Company submitted a SICAD II bid to exchange its 5.3 million Bolivars for $0.1 million U.S. dollars which was approved and resulted in the Company recognizing a $0.7 million U.S. dollar foreign exchange loss at an effective exchange rate of approximately 56.2 Bolivars per U.S. dollar. The Company is currently evaluating the viability of this SICAD II mechanism and its public availability and accessibility to the Company in future periods. The SICAD II mechanism is still in its early stages and there is limited information being published around this mechanism so it is currently difficult to determine how the SICAD II mechanism functions and if there are any volume constraints around this mechanism.

Based on the events above and the Company’s latest facts and circumstances, the Company remeasured its financial statements at the SICAD I rate of 10.7 Bolivars per U.S. dollar at March 31, 2014. As a result of using the less favorable SICAD I rate for remeasurment, during the three months ended March 31, 2014 the Company’s cash and cash equivalents were reduced by approximately $96.0 million, and the Company recognized $86.1 million of foreign exchange losses in selling, general & administrative expenses within its condensed consolidated statement of income.

As of March 31, 2014, if the Company had used the SICAD II rate of approximately 50 Bolivars per U.S. dollar to remeasure its net monetary assets and liabilities denominated in Bolivars, the Company would have incurred an additional approximate foreign exchange loss of $99.3 million during the three months ended March 31, 2014, and its Herbalife Venezuela cash and cash equivalents would have been further reduced by approximately $108.0 million at March 31, 2014.

Due to the evolving foreign exchange control environment in Venezuela, it is possible that the Company’s ability to access certain foreign exchange mechanisms, including the SICAD I and SICAD II exchange mechanisms, could change in future quarters which may have an impact on what rate the Company uses in the future to remeasure Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities. The Company is closely monitoring the SICAD I and SICAD II exchange mechanisms as they continue to evolve.

As of March 31, 2014, the Company’s net monetary assets and liabilities denominated in Bolivars were approximately $129.0 million, and included approximately $137.5 million in Bolivar denominated cash and cash equivalents. These Bolivar denominated assets and liabilities were remeasured at the SICAD I rate. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published official SICAD I rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. Herbalife Venezuela’s net sales represented approximately 4% of the Company’s consolidated net sales for the three months ended March 31, 2014 and 2013, and its total assets represented approximately 6% and 10% of the Company’s consolidated total assets as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the majority of Herbalife Venezuela’s total assets consisted of Bolivar denominated cash and cash equivalents.

Investments in Bolivar-Denominated Bonds

During the first quarter of 2014, the Company invested in additional Bolivar denominated bonds with a purchase price of 20.3 million Bolivars, or approximately $3.2 million. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds are determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. During the three months ended March 31, 2014, the Company did not sell any of its bonds.

The Company’s investments in Bolivar denominated bonds as of March 31, 2014 are summarized as follows:

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Other-Than- Temporary Impairment	Market Value
		(In thousands)
Investments in Venezuelan bonds	$7,253	$—	$—	$—	$3,161	$4,092

There were no bonds with gross unrealized losses recorded within accumulated other comprehensive income (loss) as of March 31, 2014.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; when applicable, the foreign exchange rates that are available to the Company; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written-down to fair value, and a loss is recognized in other expense, net in the Company’s condensed consolidated income statement. Other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2014 was $3.2 million which was primarily due to the less favorable SICAD I 10.7 Bolivars per U.S. dollar rate being used to determine the U.S. dollar equivalent fair value of these Bolivar denominated bonds as opposed to the previous CADIVI 6.3 Bolivars per U.S. dollar rate that was used.

The amortized cost and estimated fair value of these bonds as of March 31, 2014 by contractual maturity are as follows:

	Amortized Cost	Estimated Market Value
	(In thousands)
Contractual Maturity
Due in 1 year or less	$—	$—
Due in 1-2 years	—	—
Due in 2-5 years	—	—
Due after 5 years	7,253	4,092

Total investments	$7,253	$4,092

Expected disposal dates may be less than the contractual dates as indicated in the table above.

See the Company’s 2013 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market. The following are the major classes of inventory:

	March 31, 2014	December 31, 2013
	(In millions)
Raw materials	$29.0	$23.1
Work in process	2.8	2.8
Finished goods	293.2	325.3

Total	$325.0	$351.2

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Borrowings under the senior secured credit facility	$912.5	$931.3
Convertible senior notes, carrying value of liability component	935.8	—

Total	1,848.3	931.3
Less: current portion	87.5	81.3

Long-term portion	$1,760.8	$850.0

Senior Secured Credit Facility

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

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 10, Shareholders’ Equity. The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Credit Facility. On March 31, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 3.16% and 2.17%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2014, and December 31, 2013, the Company was compliant with its debt covenants under the Credit Facility.

During the three months ended March 31, 2014, the Company repaid a total amount of $18.8 million under the Credit Facility. As of March 31, 2014, and December 31, 2013, the U.S. dollar amount outstanding under the Credit Facility was $912.5 million and $931.3 million, respectively. Of the $912.5 million U.S. dollar amount outstanding under the Credit Facility as of March 31, 2014, $412.5 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2014 and December 31, 2013 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of March 31, 2014, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

Convertible Senior Notes

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of Convertible Notes. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on

August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share).

The Company incurred approximately $26.6 million of debt issuance costs during the first quarter of 2014 as a result of issuing the Convertible Notes. Of the $26.6 million incurred, $21.5 million and $5.1 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $21.5 million recorded to deferred financing costs on the Company’s consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method.

During February 2014, the $1.15 billion proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in-capital, or equity component, within the Company’s condensed consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. Since the Company must still settle these Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s consolidated statements of income while the Convertible Notes remain outstanding. The effective interest rate on the Convertible Notes is approximately 6.2% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2014, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount was $214.2 million, and the carrying amount of the liability component was $935.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of March 31, 2014, the fair value of the liability component relating to the Convertible Notes was approximately $871 million. At March 31, 2014, the Company determined the fair value of the liability component of the Convertible Notes by reviewing market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as level 2 observable inputs. The Company also used a lattice model, which primarily included level 2 inputs such as stock price, volatility, debt yield and dividend yield rates, and level 3 inputs, such as the price of the Convertible Notes at March 31, 2014. Since the Convertible Notes are not publicly traded, the price of the Convertible Notes at March 31, 2014, was obtained from third party sources; these third party sources used level 3 inputs, including private transactions, bid and offer prices, and other market adjustments in order to determine the price of the Convertible Notes at March 31, 2014. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014, issuance date except that the price of the Convertible Notes on the February 7, 2014, issuance date would not be considered a level 3 input as the Convertible Notes price paid by the market participants on the issuance date was an observable input.

In conjunction with the issuance of the Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. See Note 10, Shareholders’ Equity, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these Convertible Notes.

During the three months ended March 31, 2014, the Company recognized $8.8 million of interest expense relating to the Convertible Notes, which included $4.9 million relating to non-cash interest expense relating to the debt discount and $0.5 million relating to amortization of deferred financing costs. The Company’s total interest expense, including the Credit Facility, was $17.8 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively, which was recognized within its condensed consolidated statement of income.

As of March 31, 2014, the aggregate annual maturities of the Credit Facility were expected to be $62.5 million for the remainder of 2014, $100.0 million for 2015, and $750.0 million for 2016. The $1.15 billion Convertible Notes are due 2019.

5. Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

As a marketer of foods, dietary and nutritional supplements, and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material to the Company. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintains product liability insurance with an annual deductible of $10 million.

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

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $22 million, translated at the period ended spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Mexican Tax Administration Service has requested information related to the Company’s 2010 year. This information has been provided. The Company expects that the Mexican Tax Administration Service will request additional information as this process continues.

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

The Company received a tax assessment in September 2009, from the Federal Revenue Office of Brazil in an amount equivalent to approximately $3.8 million U.S. dollars, translated at the period ended spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $7.3 million U.S. dollars, translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian Members from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter was originally scheduled for October 23, 2012 but it has been postponed and is rescheduled for June 26, 2014. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the 2009-2013 period. If an assessment is issued, the Company would be required to pay the amount requested in order to appeal the assessment. Based on the Company’s analysis and guidance from its advisors, the Company does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss.

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

As of March 31, 2014, the Company sold products in 91 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$234.0	$216.2
Mexico	142.7	132.9
South Korea	99.0	110.0
Others	651.1	596.0

Total Primary Reporting Segment	1,126.8	1,055.1
China	135.8	68.5

Total Net Sales	$1,262.6	$1,123.6

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$100.6	$94.7
Mexico	61.4	58.6
South Korea	55.4	55.2
Others	287.9	264.7

Total Primary Reporting Segment	505.3	473.2
China	124.4	60.5

	Three Months Ended
	March 31, 2014	March 31, 2013
	(In millions)
Total Contribution Margin	$629.7	$533.7

Selling, general and administrative expenses(2)	502.0	364.7
Interest expense, net	15.0	5.4
Other expense, net	3.2	—

Income before income taxes	109.5	163.6
Income taxes	34.9	44.7

Net Income	$74.6	$118.9

Net sales by product line:
Weight Management	$807.6	$711.6
Targeted Nutrition	284.0	256.9
Energy, Sports and Fitness	66.7	58.3
Outer Nutrition	39.7	38.2
Literature, promotional and other(3)	64.6	58.6

Total Net Sales	$1,262.6	$1,123.6

Net sales by geographic region:
North America	$247.8	$221.5
Mexico	142.7	132.9
South and Central America	244.7	219.4
EMEA	211.2	169.5
Asia Pacific	280.4	311.8
China	135.8	68.5

Total Net Sales	$1,262.6	$1,123.6

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $61.6 million and $31.4 million for the three months ended March 31, 2014 and 2013, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of March 31, 2014 and December 31, 2013, total assets for the Company’s Primary Reporting Segment were $2,618.8 million and $2,253.7 million, respectively. Total assets for the China segment were $237.8 million and $220.0 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million for both periods. Goodwill allocated to the China segment was $3.1 million as of March 31, 2014 and December 31, 2013.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2013 10-K. During the three months ended March 31, 2014, the Company granted stock awards subject to continued service, consisting of stock appreciation rights, or SARs, with vesting terms fully described in the 2013 10-K.

For the three months ended March 31, 2014 and 2013, share-based compensation expense amounted to $11.0 million and $7.9 million, respectively. As of March 31, 2014, the total unrecognized compensation cost related to all non-vested stock awards was $47.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2014:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2013(2) (3) (4)	12,143	$33.24	5.3 years	$552.9
Granted	17	$69.80
Exercised	(303)	$24.21
Forfeited	(4)	$46.01

Outstanding at March 31, 2014(2) (3) (4)	11,853	$33.52	5.0 years	$307.0

Exercisable at March 31, 2014(2)	7,521	$20.25	3.6 years	$279.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 1.5 million market condition SARs.
(3)	Includes 0.9 million market and performance condition SARs.
(4)	Includes 0.4 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2014 and 2013 was $28.68 and $11.15, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2014 and 2013 was $14.8 million and $0.3 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2013	144.5	$14.36
Granted	—	—
Vested	(130.7)	$9.62
Forfeited	—	—

Outstanding and nonvested at March 31, 2014	13.8	$59.34

The total vesting date fair value of stock units which vested during the three months ended March 31, 2014 and 2013, was $8.2 million and $4.3 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of March 31, 2014 and December 31, 2013, the Company had $16.5 million and $15.4 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $34.9 million for the three months ended March 31, 2014, as compared to $44.7 million for the same period in 2013. The effective income tax rate was 31.8% for the three months ended March 31, 2014, as compared to 27.3% for the same period in 2013. The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to the inability to fully realize a tax benefit relating to Herbalife Venezuela’s foreign exchange losses, the impact of changes in the geographic mix of the Company’s income, and a decrease in net benefits from discrete events.

As of March 31, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $36.6 million. If the total amount of unrecognized tax benefits was recognized, $29.6 million of unrecognized tax benefits, $4.1 million of interest and $1.1 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.6 million within the next twelve months. Of this possible decrease, $6.8 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.8 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company previously engaged in an interest rate hedging strategy for which the hedged transactions were the forecasted interest payments on the Credit Facility. The hedged risk was the variability of forecasted interest rate cash flows, where the hedging strategy involved the purchase of interest rate swaps. These interest rate swaps expired in July 2013 and the Company has not entered into new interest swap arrangements as of March 31, 2014.

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

As of March 31, 2014 and December 31, 2013, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $215.2 million and $244.7 million, respectively. At March 31, 2014, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of March 31, 2014, the Company recorded assets at fair value of $2.9 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, the Company recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2014, and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2014, and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within three months as of March 31, 2014 and December 31, 2013. There were no foreign currency option contracts outstanding as of March 31, 2014 and December 31, 2013. As of March 31, 2014, the Company had aggregate notional amounts of approximately $559.6 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2014, and 2013:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended
	March 31, 2014	March 31, 2013
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(0.2)	$(4.1)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2014 and 2013:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31, 2014	March 31, 2013
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	Selling, general and administrative expenses	$(1.6)	$(1.1)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(2.9)	$(8.7)

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2014 and 2013:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended
		March 31, 2014	March 31, 2013
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$0.3	$(1.3)
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	—	$(0.1)
Interest rate contracts	Interest expense, net	—	$(0.9)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of March 31, 2014, and December 31, 2013.

10. Shareholders’ Equity

Changes in shareholders’ equity for the three months ended March 31, 2014 were as follows (in thousands):

Total shareholders’ equity as of December 31, 2013	$551,446
Net income	74,628
Issuance of common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	60
Excess tax benefit from exercise of stock options, SARs and restricted stock grants	3,154
Additional capital from share-based compensation	10,995
Repurchases of common shares, including Forward Transactions	(694,503)
Allocation to additional paid-in capital due to issuance of senior convertible notes and Forward Transactions.	249,797
Reduction in additional paid-in capital from purchased capped call	(123,825)
Dividends paid and received, net	(26,955)
Foreign currency translation adjustment, net of income taxes	(2,183)
Unrealized loss on derivatives, net of income taxes	(413)
Unrealized loss on available-for-sale investments, net of income taxes	(95)

Total shareholders’ equity as of March 31, 2014	$42,106

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

On February 18, 2014, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.4 million that was paid to shareholders on March 18, 2014. The aggregate total amount of dividends declared and paid during the three months ended March 31, 2014, and 2013, were $30.4 million and $30.9 million, respectively. During the three months ended March 31, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its (accumulated deficit) retained earnings.

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transaction early. The Forward Transactions are generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of this transaction, the Company’s total shareholders’ equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded $35.8 million in non-cash issuance costs with a corresponding amount to additional paid-in-capital, reflecting the fair value of the Forward Transactions. The non-cash issuance costs will be amortized over the term of the Forward Transactions. For the three months ended March 31, 2014, the Company recognized $1.0 million of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

As a result of the Forward Transaction, the Company had effectively purchased approximately 9.9 million common shares at an average cost of $69.02 per share which are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. As of March 31, 2014, the remaining authorized capacity under the Company’s share repurchase program was $814.2 million and had been reduced as a result of the Forward Transactions.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to shareholders’ equity. The Company allocated the purchase price of the repurchased shares to (accumulated deficit) retained earnings, common shares and additional paid-in-capital.

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

Capped Call Transactions

In connection with the issuance of Convertible Notes, the Company paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds $120.79. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity on its consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Three Months Ended March 31, 2014
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(25.6)	$5.7	$0.1	$(19.8)

Other comprehensive income (loss) before reclassifications, net of tax	(2.2)	(0.1)	(2.1)	(4.4)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(0.3)	2.0	1.7

Total other comprehensive income (loss), net of reclassifications	(2.2)	(0.4)	(0.1)	(2.7)

Ending balance	$(27.8)	$5.3	$—	$(22.5)

(1)	See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2014.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $0.1 million, $0.1 million, and $1.1 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended March 31, 2014. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $1.0 million for unrealized gain (loss) on available-for-sale investments for the three months ended March 31, 2014.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended March 31,
	2014	2013
	(in thousands)
Weighted average shares used in basic computations	95,397	104,121
Dilutive effect of exercise of equity grants outstanding	5,383	3,947

Weighted average shares used in diluted computations	100,780	108,068

There were an aggregate of 2.0 million and 4.2 million of equity grants that were outstanding during the three months ended March 31, 2014 and 2013, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the market condition for the award has not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the conversion price of $86.28 per share. For the three months ended March 31, 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common stock for the three months ended March 31, 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

The Capped Call Transactions executed in connection with the issuance of the Company’s Convertible Notes are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive.

12. Fair Value Measurements

The Company applies the provisions of the Financial Accounting Standards Board Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at March 31, 2014 and December 31, 2013:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at March 31, 2014	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2013
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.9	$5.7
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.6	$2.3

		$3.5	$8.0

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$3.3	$4.4
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.3	$0.7

		$5.6	$5.1

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2013 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at March 31, 2014 and December 31, 2013:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
March 31, 2014
Foreign exchange currency contracts	$3.5	$(2.6)	$0.9

Total	$3.5	$(2.6)	$0.9

December 31, 2013
Foreign exchange currency contracts	$8.0	$(3.0)	$5.0

Total	$8.0	$(3.0)	$5.0

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
March 31, 2014
Foreign exchange currency contracts	$5.6	$(2.6)	$3.0

Total	$5.6	$(2.6)	$3.0

December 31, 2013
Foreign exchange currency contracts	$5.1	$(3.0)	$2.1

Total	$5.1	$(3.0)	$2.1

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2014, and December 31, 2013, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the three months ended March 31, 2014 and 2013, the Company recorded approximately $4.3 million and $9.5 million, respectively, of professional fees and other expenses related to this matter.

Of the approximately $4.3 million and $9.5 million in expenses incurred during the three months ended March 31, 2014 and 2013, respectively, discussed above, approximately $1.3 million and $1.5 million, respectively, were recognized for advisory retainer fees. The minimum guaranteed retainer fees were approximately $3.0 million as of March 31, 2014 and the expense recognition of these fees could accelerate based on certain conditions.

The Company also had a cash settlement liability award, or the Liability Award, outstanding as of March 31, 2014 and December 31, 2013, which is tied to the Company’s stock price and which only vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. The benefit and expense recognized during the three months ended March 31, 2014 and 2013, relating to the Liability Award was approximately $0.5 million and $1.0 million, respectively, and is included in the approximately $4.3 million and $9.5 million amounts described above. The remaining unrecognized expense relating to the Liability Award was approximately $2.0 million as of March 31, 2014, based on the fair value of the Liability Award as of that date. The recognition of the unrecognized expense relating to the Liability Award could accelerate and change based on certain conditions.

14. Subsequent Events

As of April 25, 2014, the Company paid approximately $255 million and repurchased approximately 4.5 million of its common shares through open market purchases during April 2014 pursuant to Rule 10b5-1 trading plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. As of March 31, 2014, we sold our products to and through a network of 3.9 million independent members, or Members, which included approximately 0.2 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. Other than in China, we are in the process of making the terminology change from “distributors” to “Members,” since most of them are discount customers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 34-year operating history. As of March 31, 2014, we sold our products in 91 countries.

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

	Three Months Ended March 31,
	2014	2013	% Change
	(Volume points in millions)
North America	336.5	309.0	8.9%
Mexico	220.2	206.3	6.7%
South & Central America	227.7	219.8	3.6%
EMEA	202.2	161.3	25.4%
Asia Pacific (excluding China)	302.1	320.0	(5.6)%
China	91.1	47.6	91.4%

Worldwide	1,379.8	1,264.0	9.2%

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

	Three Months Ended March 31,
	2014	2013	% Change
North America	74,241	68,352	8.6%
Mexico	63,568	60,216	5.6%
South & Central America	61,862	52,049	18.9%
EMEA	54,113	46,094	17.4%
Asia Pacific (excluding China)	71,627	68,690	4.3%
China	16,648	11,864	40.3%
Worldwide(1)	329,902	296,916	11.1%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). For the latest twelve month re-qualification period ending January 31, 2014, approximately 51.8% of our sales leaders, excluding China and temporarily Venezuela, re-qualified. We chose not to require Venezuelan sales leaders to re-qualify for the latest twelve month re-qualification period ending January 31, 2014, due to product supply limitation that may have prevented some sales leaders from re-qualifying. However, had we demoted those Venezuelan sales leaders that did not meet our re-qualifying criteria, our overall retention rate would have been slightly higher than 51.8%.

Sales Leaders Statistics (Excluding China)	2014	2013
	(In thousands)
January 1 total sales leaders	625.8	583.1
January & February new sales leaders	33.0	37.1
Demoted sales leaders (did not re-qualify)	(201.2)	(182.8)
Other sales leaders (resigned, etc)	(1.5)	(1.3)

End of February total sales leaders	456.1	436.1

The statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2014	2013
	(In thousands)
Sales leaders needed to re-qualify	417.7	379.6
Demoted sales leaders (did not re-qualify)	(201.2)	(182.8)

Total re-qualified	216.5	196.8

Retention rate	51.8%	51.8%

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales Leaders Retention Rate
	2014	2013	2014	2013
North America	86,129	86,469	55.1%	54.7%
Mexico	78,818	78,453	54.2%	57.6%
South & Central America	102,152	79,351	54.9%	53.6%
EMEA	62,723	57,071	67.7%	60.7%
Asia Pacific (excluding China)	126,229	134,714	39.9%	40.1%

Total Sales Leaders	456,051	436,058	51.8%	51.8%
China	30,037	30,304

Worldwide Total Sales Leaders	486,088	466,362

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

Total distributor allowances for the three months ended March 31, 2014 and 2013 were 42.4% and 45.6% of Retail Sales, respectively. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

We do not have visibility into all of the sales from our Members to their customers, but such a figure would differ from our reported “retail sales” by factors including (a) the amount of product purchased by our Members for their own personal consumption and (b) prices charged by our Members to their customers other than our suggested retail prices. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, it is used as the basis for certain information included in daily and monthly reports reviewed by our management. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail sales to net sales is presented below under Results of Operations.

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

During the three months ended March 31, 2014 and 2013, total Royalty overrides were 30.2% and 32.4% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to the Company and as such are recorded as an operating expense.

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

Summary Financial Results

Net sales for the three months ended March 31, 2014 increased 12.4% to $1,262.6 million as compared to $1,123.6 million for the same period in 2013. In local currency, net sales for the three months ended March 31, 2014 increased 16.9% as compared to the same period in 2013. The increase in net sales was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased Member engagement and an increase in average active sales leaders; branding activities and increased Member recruiting.

Net income for the three months ended March 31, 2014 decreased 37.2% to $74.6 million, or $0.74 per diluted share, as compared to $118.9 million, or $1.10 per diluted share, for the same period in 2013. The decrease for the three months ended March 31, 2014 was primarily due to the higher selling, general and administrative expenses to support the growth of our business and the foreign exchange loss related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below, and higher interest expense, partially offset by higher contribution margin driven by the sales growth discussed above.

Net income for the three months ended March 31, 2014 included an $89.3 million pre-tax unfavorable impact ($66.6 million post-tax), comprised of an $86.1 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I rate of 10.7 Bolivars per U.S. dollar and a $3.2 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); a $4.3 million pre-tax unfavorable impact ($3.3 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $0.9 million pre-tax unfavorable impact ($0.7 million post-tax) from expenses related to the Federal Trade Commission’s (FTC) inquiry; and $5.8 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion). The income tax impact of the expenses discussed above is based on forecasted items affecting the Company’s 2014 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2013 included a $15.1 million pre-tax unfavorable impact ($10.5 million post-tax) related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources —Venezuela below for further discussion of currency exchange rate issues in Venezuela) and an approximately $9.5 million pre-tax unfavorable impact ($8.0 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by the hedge fund manager noted above.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013
Operations:
Net sales	100.0%	100.0%
Cost of sales	19.9	20.1

Gross profit	80.1	79.9
Royalty overrides(1)	30.2	32.4
Selling, general and administrative expenses(1) (2)	39.8	32.5

Operating income	10.1	15.0
Interest expense, net	1.2	0.4
Other expense, net	0.2	—

Income before income taxes	8.7	14.6
Income taxes	2.8	4.0

Net income	5.9%	10.6%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.
(2)	During the three months ended March 31, 2014, selling, general and administrative expenses as a percentage of net sales were significantly higher than compared to the three months ended March 31, 2013, primarily due to the foreign exchange losses recognized by us relating to our Venezuela business as discussed further below.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended March 31,
	2014					2013
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
						(In million)
North America	$411.8	$(187.3)	$224.5	$23.3	$247.8	$350.0	$(166.7)	$183.3	$38.2	$221.5	11.9%
Mexico	245.7	(111.8)	133.9	8.8	142.7	215.0	(105.1)	109.9	23.0	132.9	7.4%
South & Central America	385.8	(177.1)	208.7	36.0	244.7	343.3	(161.5)	181.8	37.6	219.4	11.5%
EMEA	363.5	(164.5)	199.0	12.2	211.2	274.7	(132.5)	142.2	27.3	169.5	24.6%
Asia Pacific	446.1	(191.6)	254.5	25.9	280.4	486.4	(220.4)	266.0	45.8	311.8	(10.1)%
China	155.6	(20.1)	135.5	0.3	135.8	79.7	(11.3)	68.4	0.1	68.5	98.2%

Worldwide	$2,008.5	$(852.4)	$1,156.1	$106.5	$1,262.6	$1,749.1	$(797.5)	$951.6	$172.0	$1,123.6	12.4%

(1)	During 2013 we simplified our pricing structure for most markets by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to Members. These changes did not materially impact our consolidated Net Sales and profitability.

Changes in net sales are directly associated with the retailing of our products, recruiting and retention of our Member force, the quality and completeness of our product offerings that the Member force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member marketing program coupled with educational and motivational tools and promotions to encourage Members to increase recruiting, retention and retailing, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn recruiting, retention and retailing techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of Members, including sales leaders, who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate Members to increase recruiting, retention and retailing activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three months ended March 31, 2014 as compared to the same period in 2013, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase recruiting and retention of Members and retailing of our products. The correct business foundation includes strong country management that works closely with the Member leadership, actively engaged and unified Member leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive Member marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated Member sales organization that will work toward increasing the recruitment and retention of Members.

We anticipate that our strategy will continue to include creating and maintaining growth within existing markets while expanding into new markets. In addition, new ideas and DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members, country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is the daily consumption DMO. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

North America

The North America region reported net sales of $247.8 million for the three months ended March 31, 2014. Net sales increased $26.3 million, or 11.9%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 12.1% for the three months ended March 31, 2014, as compared to the same period in 2013. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $17.8 million, or 8.2%, for the three months ended March 31, 2014, as compared to the same period in 2013.

In the U.S. we continue to see the success of our Members converting their business strategy toward daily consumption DMOs, especially the Nutrition Club. The success of these DMOs has resulted in higher levels of Member engagement and momentum as reflected by record sales leader retention of 55.1% in 2014 compared to 54.7% in 2013.

Average active sales leaders in the region increased 8.6% for the three months ended March 31, 2014 as compared to the same period in 2013. Average active sales leaders in the U.S. increased 8.9% for the three months ended March 31, 2014, as compared to the same period in 2013.

Mexico

The Mexico region reported net sales of $142.7 million for the three months ended March 31, 2014. Net sales for the three months ended March 31, 2014 increased $9.8 million, or 7.4%, as compared to the same period in 2013. In local currency, net sales for the three months ended March 31, 2014 increased 12.4%, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $6.7 million on net sales for the three months ended March 31, 2014.

The growth in net sales is primarily the result of increased Member engagement as well as the continued success of the Nutrition Club DMO. One of the ongoing growth drivers in Mexico has been the ongoing transition from home clubs to commercial clubs by many Members, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours. Sales leader retention in 2014 was 54.2% compared to 57.6% in 2013.

Average active sales leaders in Mexico increased 5.6% for the three months ended March 31, 2014, as compared to the same period in 2013.

South and Central America

The South and Central America region reported net sales of $244.7 million for the three months ended March 31, 2014. Net sales increased $25.3 million, or 11.5%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 24.2% for the three months ended March 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a $28.0 million unfavorable impact on net sales for the three months ended March 31, 2014. The increase in local net sales for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily driven by Brazil although almost every country in the region posted positive growth for the quarter. This growth was primarily driven by the adoption and expansion of daily consumption DMOs throughout the region.

In Brazil, the region’s largest market, net sales increased $5.9 million, or 6.0%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 25.5% for the three months ended March 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a $19.2 million unfavorable impact on net sales in Brazil for the three months ended March 31, 2014. The increase in net sales continues to be driven by the successful adoption of Nutrition Clubs and other daily consumption DMOs. Sales leader retention in 2014 was 51.6% compared to 45.9% in 2013.

Net sales in Venezuela increased $2.8 million, or 5.4%, for the three months ended March 31, 2014, as compared to the same period in 2013. The sales growth was primarily due to cumulative price increases in 2013 of 123%. These price increases were implemented to better align product prices with the economic conditions of the market. The increase in net sales was partially offset by a decrease in volume due to order size limitations and local political and economic issues in Venezuela. During January 2014, an additional price increase was planned but not allowed after a review by local governmental agencies. Commencing in 2014, the Company has begun evaluating several options to reduce its economic exposure to this market. If we had used the SICAD I rate of 10.7 Venezuelan Bolivars per U.S. dollar to remeasure sales for the full first quarter of 2014, there would have been a $22.2 million unfavorable impact on net sales in Venezuela for the three months ended March 31, 2014. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela. We chose not to require Venezuelan sales leaders to re-qualify in 2014 due to product supply limitation that may have prevented some sales leaders from re-qualifying. In 2013, when Venezuelan sales leaders were required to re-qualify, sales leader retention was 68.9%.

Average active sales leaders in the region increased 18.9% for the three months ended March 31, 2014, as compared to the same period in 2013.

EMEA

The EMEA region reported net sales of $211.2 million for the three months ended March 31, 2014. Net sales increased $41.7 million, or 24.6%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 26.3% for the three months ended March 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a $3.0 million unfavorable impact on net sales for the three months ended March 31, 2014. The increase in net sales for the three months ended March 31, 2014 was primarily driven by increases in Russia, the United Kingdom, Spain, and Italy.

Net sales in Russia increased $5.9 million, or 20.8%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 39.0% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club. The fluctuation of foreign currency rates had a $5.1 million unfavorable impact on net sales in Russia for the three months ended March 31, 2014. Sales leader retention for 2014 was 74.8% compared to 75.8% in 2013.

Net sales in Italy increased $7.6 million, or 29.6%, for the three months ended March 31, 2014 as compared to the same period in 2013. In local currency, net sales increased 25.0% for the three months ended March 31, 2014, as compared to the same period in 2013. Italy has now had four consecutive quarters of positive year-over-year sales growth. Management believes this is a strong indication that the market is embracing the daily consumption DMO. The fluctuation of foreign currency rates had a $1.2 million favorable impact on net sales in Italy for the three months ended March 31, 2014. Sales leader retention for 2014 was 65.0% compared to 57.0% in 2013.

Net sales in Spain increased $7.1 million, or 50.7%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales in Spain increased 45.4% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in Spain was mainly due to the positive effect of increased Member engagement and recruitment. The fluctuation of foreign currency rates had a $0.7 million favorable impact on net sales in Spain for the three months ended March 31, 2014. Sales leader retention for 2014 was 67.8% compared to 64.4% in 2013.

Net sales in the United Kingdom increased $8.0 million, or 74.7%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales in the United Kingdom increased 64.0% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in the United Kingdom was primarily due to the successful adoption of Nutrition Clubs and Weight Loss Challenge DMO. The fluctuation of foreign currency rates had a $1.2 million favorable impact on net sales in the United Kingdom for the three months ended March 31, 2014. Sales leader retention for 2014 was 69.0% compared to 68.8% in 2013.

Average active sales leaders in the region increased 17.4% for the three months ended March 31, 2014, as compared to the same period in 2013.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $280.4 million for the three months ended March 31, 2014. Net sales decreased $31.4 million, or 10.1%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 5.0% for the three months ended March 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $15.7 million on net sales for the three months ended March 31, 2014. The decrease in net sales for the three months ended March 31, 2014 was driven primarily by declines in Malaysia, South Korea, and Taiwan.

Net sales in South Korea decreased $11.0 million, or 10.0%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 11.4% for the three months ended March 31, 2014, as compared to the same period in 2013. South Korea continues to be impacted by a modest slowdown in the number of new Nutrition Clubs as well as a decline in productivity in certain Nutrition Clubs compared to the prior year period. We believe that several actions we took starting in the fourth quarter of 2013 have mitigated these issues and created a platform for stable growth going forward. The fluctuation of foreign currency rates had a favorable impact on net sales of $1.5 million for the three months ended March 31, 2014. Sales leader retention in 2014 was 33.0% compared to 34.6% in 2013.

Net sales in India decreased $0.6 million, or 1.6%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 12.2% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase in net sales for the three months ended March 31, 2014 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $5.5 million for the three months ended March 31, 2014. Sales leader retention in 2014 was 29.2% compared to 27.5% in 2013.

Net sales in Taiwan decreased $7.7 million, or 19.1%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 16.8% for the three months ended March 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.9 million for the three months ended March 31, 2014. Taiwan had their first price increase in almost three years in April of 2013 and volume in subsequent months was lower than normal as a result. In addition, in November 2013 Taiwan instituted a first order limitation rule which limits the amount of product a new Member may order after initially signing up. The benefit of the first order limitation rule is that it creates a more stable ordering base but does have a modest negative impact when first implemented. Sales leader retention in 2014 was 55.1% compared to 52.4% in 2013.

Net sales in Indonesia decreased $2.4 million, or 7.2%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 13.0% for the three months ended March 31, 2014, as compared to the same period in 2013. The primary catalyst driving the sales increase in Indonesia was the growth in Nutrition Clubs. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $6.6 million for the three months ended March 31, 2014. Sales leader retention in 2014 was 47.1% compared to 52.4% in 2013.

Net sales in Malaysia decreased $17.4 million, or 46.8%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 42.9% for the three months ended March 31, 2014, as compared to the same period in 2013. A new competitor who entered Malaysia in October of 2013 continues to have an impact on the market. While the impact was particularly strong during the third and fourth quarters of 2013, it has remained an issue throughout the first quarter of this year. Although we are beginning to see some positive signs that the impact is decreasing and the business is stabilizing, it is likely that the market will not fully recover until later in 2014. In addition, during 2012 we saw tremendous growth in Nutrition Home Clubs and some of these clubs suffered from a lack of proper training and have declined in number and activity levels as a result. We are working with Member leadership in Malaysia to address these training issues. We believe that the underlying DMO’s currently used by Members in the country (Nutrition Clubs, Road Shows, and Mega Herbalife Opportunity Meetings) provide for a solid base of growth going forward. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.4 million for the three months ended March 31, 2014. Sales leader retention in 2014 was 43.7% compared to 51.7% in 2013.

Average active sales leaders in the region increased 4.3% for the three months ended March 31, 2014, as compared to the same period in 2013.

China

Net sales in China were $135.8 million for the three months ended March 31, 2014. Net sales increased $67.3 million, or 98.2%, for the three months ended March 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 94.8% for the three months ended March 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a favorable impact of $2.6 million on net sales for the three months ended March 31, 2014.

The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs. In addition, sales have benefited from Member acceptance of a trial Preferred Customer program which was launched during 2013 as well as on-line ordering.

Average active sales leaders in China increased 40.3% for the three months ended March 31, 2014, as compared to the same period in 2013. We believe that the increase in the number of average active sales leaders in China is indicative of the market transitioning to daily consumption DMOs.

As of March 31, 2014, we were operating in 66 retail stores in 29 provinces in China. As of March 31, 2014, we had direct selling licenses to 25 out of the 29 provinces in which we were operating. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended March 31,
	2014					2013
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,313.5	$(575.5)	$738.0	$69.6	$807.6	$1,135.0	$(534.9)	$600.1	$111.5	$711.6	13.5%
Targeted Nutrition	461.8	(202.3)	259.5	24.5	284.0	409.5	(193.0)	216.5	40.4	256.9	10.5%
Energy, Sports and Fitness	108.5	(47.6)	60.9	5.8	66.7	93.0	(43.8)	49.2	9.1	58.3	14.4%
Outer Nutrition	64.6	(28.3)	36.3	3.4	39.7	60.9	(28.7)	32.2	6.0	38.2	3.9%
Literature, Promotional and Other(1)	60.1	1.3	61.4	3.2	64.6	50.7	2.9	53.6	5.0	58.6	10.2%

Total	$2,008.5	$(852.4)	$1,156.1	$106.5	$1,262.6	$1,749.1	$(797.5)	$951.6	$172.0	$1,123.6	12.4%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category

Net sales for all product categories increased for the three months ended March 31, 2014 as compared to the same period in 2013. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,011.5 million for the three months ended March 31, 2014, as compared to $897.7 million for the same period in 2013. As a percentage of net sales, gross profit for the three months ended March 31, 2014 increased to 80.1% as compared to 79.9% for the same period in 2013, or a favorable net increase of 20 basis points. The net 20 basis point increase for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to the favorable impact of retail price increases and foreign currency fluctuations, partially offset by the unfavorable impact of higher inventory write-downs and other costs.

Royalty Overrides

Royalty overrides were $381.8 million for the three months ended March 31, 2014, as compared to $364.0 million for the same period in 2013. Royalty overrides as a percentage of net sales was 30.2% for the three months ended March 31, 2014, as compared to 32.4% for the same period in 2013. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $502.1 million for the three months ended March 31, 2014, as compared to $364.7 million for the same period in 2013. Selling, general and administrative expenses as a percentage of net sales were 39.8% and 32.5% for the three months ended March 31, 2014 and 2013, respectively.

The increase in selling, general and administrative expenses for the three months ended March 31, 2014 included $76.4 million in higher net foreign exchange loss primarily due to an $86.1 million net foreign exchange loss related to the remeasurement of the Company’s Bolivar-denominated monetary assets and liabilities (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela); $30.2 million in higher expenses related to China independent service providers; and $12.7 million in higher salaries, bonuses and benefits.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended March 31, 2014 and 2013, we recorded approximately $4.3 million and $9.5 million, respectively, of expenses related to this matter, which includes approximately $4.0 million and $8.4 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
Net Interest Expense	March 31, 2014	March 31, 2013
	(In millions)
Interest expense	$17.8	$6.8
Interest income	(2.8)	(1.4)

Net interest expense	$15.0	$5.4

The increase in net interest expense for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to higher weighted average outstanding balances and higher weighted average interest rates on the Credit Facility and our issuance of $1.15 billion senior convertible notes in February 2014, including both cash and non-cash interest expense, discussed in Liquidity and Capital Resources below.

Other expense, net

The $3.2 million increase in the other expense, net, for the three months ended March 31, 2014, as compared to the same period in 2013, was due to the other than temporary impairment loss recognized on our investments in bolivar denominated bonds. This impairment loss was primarily due to using the less favorable 10.7 Bolivars per U.S. dollar SICAD I rate to remeasure our Bolivar-denominated investments as opposed to the previous 6.3 Bolivars per U.S. dollar CADIVI rate.

Income Taxes

Income taxes were $34.9 million for the three months ended March 31, 2014, as compared to $44.7 million for the same period in 2013. The effective income tax rate was 31.8% for the three months ended March 31, 2014, as compared to 27.3% for the same period in 2013. The increase in the effective tax rate for the three months ended March 31, 2014, as compared to the same period in 2013, was primarily due to the inability to fully realize a tax benefit relating to Herbalife Venezuela’s foreign exchange losses, the impact of changes in the geographic mix of our income, and a decrease in net benefits from discrete events.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $2.5 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1.3 billion cash and cash equivalents and our senior secured credit facility, which includes $196.6 million of undrawn capacity as of March 31, 2014, in addition to cash flow from operations, can be used to support general corporate purposes, including, our future share repurchase programs, dividends, and strategic investment opportunities.

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2014 and December 31, 2013.

For the three months ended March 31, 2014, we generated $190.6 million of operating cash flow, as compared to $137.6 million for the same period in 2013. The increase in cash generated from operations was primarily due to the increase in operating income excluding the impact of foreign exchange loss related to the remeasurement of its Venezuela Bolivar-denominated assets and liabilities described below, and the favorable impact of changes in working capital. The change in working capital was driven primarily by lower inventory, higher royalty overrides and advance sales deposits.

Capital expenditures, including capital leases and accrued capital expenditures, for the three months ended March 31, 2014 and 2013 was $49.7 million and $24.9 million, respectively. The majority of these expenditures represented investments in management information systems, initiatives to develop web-based Member tools, and the expansion of our warehouse, sales centers and manufacturing facilities domestically and internationally. We expect to incur total capital expenditures of approximately $175 million to $195 million for the full year of 2014, which includes capital expenditures associated with the Winston-Salem, North Carolina facility that was acquired during December 2012.

In March 2014, Herbalife hosted its annual global Herbalife Summit event in Hawaii, U.S., where President Team members from around the world met and shared best practices, conducted leadership training and Herbalife management awarded Members $71.6 million of Mark Hughes bonus payments related to their 2013 performance. In March 2013, Herbalife management awarded Members $61.7 million of Mark Hughes bonus payments related to 2012 performance.

Senior Secured Credit Facility

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

On July 26, 2012, we amended the Credit Facility to include a $500.0 million term loan with a syndicate of financial institutions as lenders, or the Term Loan. The Term Loan is a part of the Credit Facility and is in addition to our current revolving credit facility. The Term Loan matures on March 9, 2016. We will make regular scheduled payments for the Term Loan consisting of both principal and interest components. Based on our consolidated leverage ratio, the Term Loan bears interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50% which are the same terms as our revolving credit facility.

In February 2014, in connection with issuing the Convertible Notes described below, we amended the Credit Facility. Pursuant to this amendment, we amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail below. The amendment also increased by 0.50% the highest applicable margin payable by us in the event that our consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased our permitted consolidated total leverage ratio under the Credit Facility. We incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Credit Facility. On March 31, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 3.16% and 2.17%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2014 and December 31, 2013, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2014, we repaid a total amount of $18.8 million under the Credit Facility. The remaining outstanding borrowings have generated an increase in our cash and cash equivalents, which provides us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of March 31, 2014 and December 31, 2013, the U.S. dollar amount outstanding under the Credit Facility was $912.5 million and $931.3 million, respectively. Of the $912.5 million U.S. dollar amount outstanding under the Credit Facility as of March 31, 2014, $412.5 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2014 and December 31, 2013 under the Credit Facility.

We use our revolving credit facility to manage normal variations in cash created by significant cash items such as taxes, dividends, share repurchases, capital expenditures and other large cash flow items. Our revolving credit facility provides us with the ability to access significant funds on a timely basis. We repay outstanding balances from cash from operations.

Convertible Senior Notes

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes, or the Convertible Notes. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Holders of our Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, our common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share). We incurred approximately $26.6 million of debt issuance costs during the first quarter of 2014 as a result of issuing the Convertible Notes. During February 2014, the Company also executed capped call and prepaid forward share repurchase transactions as discussed further below. The primary purpose of the issuance of the Convertible Notes was for share repurchase purposes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for a further discussion on the Convertible Notes.

Off-Balance Sheet Arrangements

At March 31, 2014 and December 31, 2013, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

On February 18, 2014, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.4 million that was paid to shareholders on March 18, 2014. The aggregate amount of dividends declared and paid during the three months ended March 31, 2014 and 2013 were $30.4 million and $30.9 million, respectively.

Share Repurchases

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, we announced that our board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of our Forward Transaction early. The Forward Transactions are generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of this transaction, our total shareholders’ equity within our consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014.

As of March 31, 2014, the remaining authorized capacity under our share repurchase program was $814.2 million.

On April 28, 2014, the Company’s Board of Directors announced that, as part of its goal to accelerate cash returns to shareholders, it approved terminating the Company’s quarterly cash dividend and utilizing the cash to repurchase additional shares of the Company’s common stock during the second quarter.

Capped Call Transactions

In connection with the issuance of Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, we in effect will only be exposed to potential net dilution once the market price of our common shares exceeds $120.79. As a result of the Capped Call Transactions, our total shareholders’ equity within our consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Working Capital and Operating Activities

As of March 31, 2014 and December 31, 2013, we had positive working capital of $1,034.2 million and $720.9 million, respectively, or an increase of $313.3 million. This increase was primarily related to the increase in our cash and cash equivalents, receivables, and prepaid expenses and other current assets, and decreases in accrued compensation and income tax payable, partially offset by a decrease in inventories and an increase in advanced sales deposits.

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

Venezuela

Currency Restrictions

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, Herbalife Venezuela, to timely obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate. The application and approval process continues to be delayed and our ability to timely obtain U.S. dollars using the official exchange rate mechanisms described below remains uncertain. In recent instances, we have been unsuccessful in obtaining U.S. dollars at these official rates and it remains uncertain whether our future anticipated applications will be approved. The current operating environment in Venezuela also continues to be challenging for Herbalife Venezuela, with high inflation in the country, government restrictions on foreign exchange and pricing controls, and the possibility of the government announcing further devaluations to its currency. These foreign exchange controls in Venezuela limit Herbalife Venezuela’s ability to repatriate earnings and settle its obligations at any official rate which is causing its Bolivar denominated cash and cash equivalents to accumulate in Venezuela. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Consolidation of Herbalife Venezuela

We plan to continue our operation in Venezuela and to import products into Venezuela despite the foreign currency constraints that exist in the country. We are evaluating several options to limit our financial exposure from currency restrictions and devaluations in our Venezuela operation while we continue to support our Members and their consumers. These options include, but may not be limited to, sourcing products locally and reducing product importation, operating hour limitations, potential order size limitations, and limiting Member promotions and events to local Bolivar-denominated expenses. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements.

We plan to utilize the official rates to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed above, these alternative legal exchange mechanisms or less favorable official exchange mechanisms, such as SICAD II, could cause us to recognize significant foreign exchange losses if they are less favorable than the SICAD I rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the official rate, using unfavorable alternative legal exchange mechanisms or using the SICAD II mechanism to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 50 bolivars per U.S. dollar and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of March 31, 2014, our $137.5 million in Bolivar denominated cash and cash equivalents as of March 31, 2014, would be reduced by $108.0 million and we would incur $99.3 million of foreign exchange losses which would negatively impact our operating income. This less favorable exchange rate is not necessarily representative of exchange rates which could be available to us for future exchanges and represents the SICAD II rate that was published as of March 31, 2014. Our ability to access the official SICAD I exchange rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Herbalife Venezuela’s net sales represented approximately 4% of our consolidated net sales for the three months ended March 31, 2014 and 2013, and its total assets represented approximately 6% and 10% of our consolidated total assets as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

See the 2013 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information regarding subsequent events.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of March 31, 2014.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. Our products are manufactured by third party providers and manufactured in our Suzhou, China facility, and in our manufacturing facility located in Lake Forest, California, and then are sold to Members who sell Herbalife products to retail consumers or other Members. As of March 31, 2014, we sold products in 91 countries throughout the world and we are organized and managed by geographic region. We have elected to aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% and 0.3% of product sales for the three months ended March 31, 2014 and 2013, respectively.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $41.1 million and $32.4 million to present them at their lower of cost or market in our consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both March 31, 2014 and December 31, 2013, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2014 and 2013, as their estimated fair value significantly exceeded their carrying amounts.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2014 and December 31, 2013, the aggregate notional amounts of these contracts outstanding were approximately $215.2 million and $244.7 million, respectively. At March 31, 2014, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2014, we recorded assets at fair value of $2.9 million and liabilities at fair value of $3.3 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, we recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three months ended March 31, 2014 and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within three months as of March 31, 2014 and December 31, 2013. There were no foreign currency option contracts outstanding as of March 31, 2014 and December 31, 2013.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At March 31, 2014
Buy Chinese yuan sell Euro	8.59	$8.1	$—
Buy Euro sell Indonesian rupiah	15,695.00	$3.5	$—
Buy Euro sell Mexican peso	17.49	$127.6	$2.3
Buy Euro sell Russian Ruble	49.31	$1.9	$—
Buy Euro sell U.S. dollar	1.38	$168.8	$0.2
Buy British pound sell Euro	0.83	$2.5	$—
Buy Malaysian ringgit sell U.S. dollar	3.29	$5.3	$—
Buy Taiwan dollar sell U.S. dollar	29.54	$14.9	$(0.4)
Buy U.S. dollar sell Argentine peso	11.31	$4.0	$(1.1)
Buy U.S. dollar sell Brazilian Real	2.39	$11.0	$—
Buy U.S. dollar sell Chinese yuan	6.14	$2.5	$—
Buy U.S. dollar sell Colombian peso	1,972.70	$3.0	$—
Buy U.S. dollar sell Euro	1.35	$139.0	$(2.5)
Buy U.S. dollar sell South Korean won	1,073.55	$67.5	$(0.6)

Total forward contracts		$559.6	$(2.1)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2014 and December 31, 2013, the total amount of our foreign subsidiary cash was $597.2 million and $567.4 million, respectively, of which $10.9 million and $6.8 million, respectively, was invested in U.S. dollars. At March 31, 2014 and December 31, 2013, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $664.7 million and $405.6 million, respectively.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of March 31, 2014, the aggregate annual maturities of the Credit Facility were expected to be $62.5 million for the remainder of 2014, $100.0 million for 2015, and $750.0 million for 2016. The fair value of the Credit Facility approximated its carrying value of $912.5 million as of March 31, 2014. The fair value of the Credit Facility approximated its carrying value of $931.3 million as of December 31, 2013. The Credit Facility bears a variable interest rate, and on March 31, 2014 and December 31, 2013, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 3.16% and 2.17%, respectively. As of

March 31, 2014, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $871 million and the carrying value was $935.8 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $9.1  million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company is subject to inquiries from and investigations by various governmental and other regulatory authorities with respect to the legality of the Company’s network marketing program. Given the nature of recent allegations made by certain short sellers and related market events, the Company has received and believes it may receive additional state and federal governmental and similar inquiries (such as the previously disclosed inquiries from the FTC and SEC). To the extent any of these inquiries are or become material they will be disclosed individually. Consistent with its policies, the Company is and will fully cooperate with any inquiries and looks forward to resolving them in a timely manner.

Bostick v. Herbalife Int’l of Am., Inc., et al.

On April 8, 2013, Herbalife Ltd. and certain of its subsidiaries were named as defendants in a suit filed in the U.S. District Court for the Central District of California, challenging Herbalife’s marketing practices and business structure under California laws prohibiting “endless chain schemes,” unfair and deceptive business practices, and false advertising, as well as federal RICO statutes. The plaintiff seeks damages in an unspecified amount. The federal RICO claim was dismissed. The remaining claims are proceeding, and no trial date has been set. The Company believes that it has numerous defenses to the suit.

Awad v. Herbalife Ltd., et al.

        On April 14, 2014, Herbalife Ltd. and certain of its officers were named as defendants in a purported stockholder class action, filed in the U.S. District Court for the Central District of California and asserting claims under the Securities Exchange Act of 1934. The complaint alleges that the Company and certain officers made material misstatements concerning the Company’s finances and business practices, and contends that the Company is operating a pyramid scheme. The plaintiff seeks damages in an unspecified amount and asks to represent a class of investors in Herbalife between May 4, 2010 and April 11, 2014. The Company intends to vigorously defend the class action suit.

Item 1A. RISK FACTORS

Risks Related to Us and Our Business

Our failure to establish and maintain Member relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively to and through approximately 3.9 million independent Members, including 0.2 million in China, and we depend upon them directly for substantially all of our sales. To increase our revenue, we must increase the number of, or the productivity of, our Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Members. The loss of a significant number of Members for any reason could negatively impact sales of our products and could impair our ability to attract new Members. In our efforts to attract and retain Members, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing Members and attract new Members.

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

We estimate that, of our approximately 3.9 million independent Members, we had approximately 507,000 sales leaders as of March 31, 2014. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of Members for any reason, could negatively impact sales of our products, impair our ability to attract new Members and harm our financial condition and operating results.

Because we cannot exert the same level of influence or control over our independent Members as we could were they our own employees, our Members could fail to comply with applicable law or our Member policies and procedures, which could result in claims against us that could harm our financial condition and operating results.

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

Adverse publicity concerning any actual or purported failure of our Company or our Members to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of our network marketing program, the registration of our products for sale in our target markets or other aspects of our business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of our Company and could negatively affect our ability to attract, motivate and retain Members, which would negatively impact our ability to generate revenue. We cannot ensure that all of our Members will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of our products.

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

The business of marketing weight management and nutrition products is highly competitive and sensitive to the introduction of new products or weight management plans, including various prescription drugs, which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Some of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop other diet or weight management products that prove to be more effective than our products, demand for our products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.

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

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our Members and customers. In addition, the fact that our Members may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a Member can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a Herbalife Member, (2) we do not require any specific amount of time to work as a Member, (3) we do not charge Members for any training that we might require and (4) we do not prohibit a new Member from working with another company. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining Members through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of Members will be successful and if they are not, our financial condition and operating results would be harmed.

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

We are subject to FDA rules for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements and over-the-counter drugs distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs products manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. Adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in any other market in which we operate, could negatively impact our business. Additionally, Herbalife has been named as a defendant in a purported class action lawsuit filed April 8, 2013 in the U.S. District Court for the Central District of California (Bostick v. Herbalife International of America, Inc., et al) challenging the legality of our network marketing program under various state and federal laws. On May 30, 2013, we filed a motion to dismiss the lawsuit on a variety of grounds. On October 11, 2013, after plaintiff indicated his intention to dismiss certain claims brought under federal law, the Court denied our motion to dismiss the remaining state claims. We believe the suit is without merit and plan to defend the suit vigorously.

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

In February 2013, the Venezuela government announced it devalued its Bolivar currency and will eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate has been devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This new CADIVI rate is approximately 16% less favorable than the previously published 5.3 SITME rate. We recognized approximately $15.1 million of net foreign exchange losses within our consolidated statements of income during the first quarter of 2013, as a result of remeasuring our Bolivar denominated monetary assets and liabilities at the CADIVI rate of 6.3 Bolivars per U.S. dollar. At March 31, 2014, the Company remeasured its Bolivar denominated assets and liabilities at the less favorable SICAD I rate of 10.7 Bolivars per U.S. dollar as opposed to the CADIVI rate, and recognized a $86.1 million foreign exchange loss during the first quarter of 2014 as described further in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this quarterly report on Form 10Q.

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms or less favorable official exchange mechansims, such as SICAD II, which are significantly less favorable than the official SICAD I rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If any of these events were to occur, it could result in a significant negative impact to our consolidated earnings, cash and cash equivalents and present and future cash flows.

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

Since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, including the dietary supplement and OTC drug cGMPs, then our financial condition and operating results would be harmed.

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

Unlike in most of the other markets in which we operate, limited protection of intellectual property is available under Chinese law. Accordingly, we face an increased risk in China that unauthorized parties may attempt to copy or otherwise obtain or use our trademarks, copyrights, product formulations or other intellectual property. Further, because Chinese commercial law is relatively undeveloped, we may have limited legal recourse in the event we encounter significant difficulties with intellectual property theft or infringement. As a result, we cannot assure you that we will be able to adequately protect our product formulations or other intellectual property.

We permit the limited use of our trademarks by our Members to assist them in marketing our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our Members, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were this to occur it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.

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

The Mexican Tax Administration Service commenced audits of our Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, we received an assessment of approximately $22 million, translated at the period ended spot rate, related to that period. On July 11, 2013 the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds.

The Mexican Tax Administration Service audited our Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

The Mexican Tax Administration Service has requested information related to the Company’s 2010 year. This information has been provided. We expect that the Mexican Tax Administration Service will request additional information as this process continues.

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

We believe that we are currently not a “controlled foreign corporation” for U.S. federal income tax purposes. However, this conclusion depends upon whether United States persons or entities who own 10% or more of the total combined voting power (10% shareholders”) own in the aggregate more than 50% of (i) the total combined voting power, or (ii) the total value of all our stock. In determining voting power, in addition to voting stock any special voting rights to appoint directors, whether by law, agreement or other arrangement, may also be taken into account. For purposes of applying the voting and value tests, certain constructive ownership rules apply, which attribute ownership among certain family members and certain entities and their owners. These rules may also attribute ownership of our stock to a person or entity that is entitled to acquire our stock pursuant to an option, such as the holders of our Convertible Notes due August 15, 2019. These constructive ownership rules are very complex and their application to specific circumstances is subject to uncertainty.

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

Our ingestible products consist of vitamins, minerals and botanicals and other ingredients and are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $10 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, we announced that our board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of our Forward Transaction early. The Forward Transactions are generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of this transaction, our total shareholders’ equity within our consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ equity.

The following is a summary of our repurchases of common shares during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	—		$—	—		$652,614,745
February 1 — February 28	9,935,600	(1)	$69.02	9,935,600	(1)	$814,244,888
March 1 — March 31	—		—	—		$814,244,888

	9,935,600		$69.02	9,935,600		$814,244,888

(1)	Although the 9.9 million common shares repurchased through the Forward Transaction are not legally retired and remain outstanding as of March 31, 2014, these common shares are reflected in the above table as they are considered retired for basic and diluted EPS purposes and the available capacity under our share repurchase authorization has been reduced by the aggregate amount of the Forward Transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(s	)

4.1	Form of Share Certificate	(c	)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019.	(u	)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to exhibit 4.2 hereto)	(u	)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

Exhibit Number	Description	Reference

10.7#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)

10.8#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)

10.9#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.10#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)

10.11#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)

10.12	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)

10.13#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)

10.14	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b	)

10.15#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(b	)

10.16#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(d	)

10.17#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(i	)

10.18#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(i	)

10.19#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e	)

10.20#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m	)

10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(m	)

10.22#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(m	)

10.23#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(m	)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(m	)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(m	)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(p	)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(p	)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(p	)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(p	)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(p	)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(p	)

10.32#	Herbalife Ltd. Employee Stock Purchase Plan	(r	)

10.33#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(r	)

10.34#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(r	)

10.35#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(r	)

10.36#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008.	(r	)

10.37#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(f	)

10.38#	Form of Independent Directors Stock Appreciation Right Award Agreement	(g	)

10.39#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(g	)

10.40#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010.	(h	)

10.41#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010.	(k	)

Exhibit Number	Description	Reference

10.42#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010.	(j	)

10.43#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010.	(k	)

10.44#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(i	)

10.45#	Amended and Restated Non-Management Directors Compensation Plan(i)

10.46#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(i	)

10.47#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011.	(l	)

10.48#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(l	)

10.49	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(m	)

10.50	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(p	)

10.51#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(n	)

10.52#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(o	)

10.53	Support Agreement, dated February 28, 2013, by and between Carl C. Icahn, Herbalife Ltd., Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP, Icahn Partners Master Fund III LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings L.P., and Icahn Enterprises G.P. Inc.	(q	)

10.54	Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	(t	)

10.55	Form of Forward Share Repurchase Confirmation.	(u	)

10.56	Form of Base Capped Call Confirmation.	(u	)

10.57	Form of Additional Capped Call Confirmation.	(u	)

10.58#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement.	(u	)

10.59	Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.	(v	)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(e)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(f)	Previously filed on May 4, 2009 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and is incorporated by reference.
(g)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(h)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(i)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(j)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(k)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(m)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(n)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(o)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(p)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(q)	Previously filed on March 1, 2013 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(r)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(s)	Previously filed on October 28, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and is incorporated herein by reference.
(t)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(u)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(v)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: April 28, 2014