Form 10-Q
period 2014-06-30
HERBALIFE LTD.
filed 2014-07-28
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of registrant’s common shares outstanding as of July 23, 2014 was 91,782,311.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$773,517	$972,974
Receivables, net of allowance for doubtful accounts of $2,013 (2014) and $2,211 (2013)	103,782	100,326
Inventories	343,447	351,201
Prepaid expenses and other current assets	206,654	148,774
Deferred income taxes	67,389	69,845

Total current assets	1,494,789	1,643,120

Property, at cost, net of accumulated depreciation and amortization of $368,796 (2014) and $327,864 (2013)	363,165	318,860
Deferred compensation plan assets	27,597	26,821
Deferred financing costs, net	25,677	4,896
Other assets	108,358	63,713
Marketing related intangibles and other intangible assets, net	310,608	310,801
Goodwill	105,490	105,490

Total assets	$2,435,684	$2,473,701

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$97,065	$82,665
Royalty overrides	253,261	266,952
Accrued compensation	89,358	111,905
Accrued expenses	287,516	267,501
Current portion of long-term debt	93,751	81,250
Advance sales deposits	88,071	68,079
Income taxes payable	33,344	43,826

Total current liabilities	942,366	922,178

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,744,236	850,019
Deferred compensation plan liability	41,795	37,226
Deferred income taxes	59,952	66,026
Other non-current liabilities	51,403	46,806

Total liabilities	2,839,752	1,922,255

CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 91.8 million (2014) and 101.1 million (2013) shares outstanding	92	101
Paid-in-capital in excess of par value	398,436	323,860
Accumulated other comprehensive loss	(22,657)	(19,794)
(Accumulated deficit) retained earnings	(779,939)	247,279

Total shareholders’ (deficit) equity	(404,068)	551,446

Total liabilities and shareholders’ (deficit) equity	$2,435,684	$2,473,701

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands, except per share amounts)
Product sales	$1,201,338	$1,055,036	$2,357,472	$2,006,619
Shipping & handling revenues	104,862	164,203	211,377	336,267

Net sales	1,306,200	1,219,239	2,568,849	2,342,886
Cost of sales	257,221	247,224	508,386	473,201

Gross profit	1,048,979	972,015	2,060,463	1,869,685
Royalty overrides	390,774	379,551	772,593	743,580
Selling, general & administrative expenses	461,917	400,107	963,979	764,827

Operating income	196,288	192,357	323,891	361,278
Interest expense, net	21,406	5,559	36,367	10,932
Other expense, net	—	—	3,161	—

Income before income taxes	174,882	186,798	284,363	350,346
Income taxes	55,350	43,636	90,203	88,311

NET INCOME	$119,532	$143,162	$194,160	$262,035

Earnings per share:
Basic	$1.39	$1.39	$2.14	$2.53
Diluted	$1.31	$1.34	$2.02	$2.44
Weighted average shares outstanding:
Basic	86,113	102,993	90,732	103,551
Diluted	91,172	107,083	95,934	107,589
Dividends declared per share	—	$0.30	$0.30	$0.60

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In thousands)
Net income	$119,532	$143,162	$194,160	$262,035
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $1,615 and $(1,506) for the three months ended June 30, 2014 and 2013, respectively, and $1,542 and $(1,811) for the six months ended June 30, 2014 and 2013, respectively	2,366	(9,247)	182	(17,931)
Unrealized (loss) gain on derivatives, net of income taxes of $(210) and $2,211 for the three months ended June 30, 2014 and 2013, respectively, and $(314) and $1,704 for the six months ended June 30, 2014 and 2013, respectively	(2,763)	6,675	(3,178)	5,343
Unrealized gain on available-for-sale investments, net of income taxes of $121 and $70 for the three and six months ended June 30, 2014, respectively	225	—	133	—

Total other comprehensive loss	(172)	(2,572)	(2,863)	(12,588)

Total comprehensive income	$119,360	$140,590	$191,297	$249,447

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194,160	$262,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,776	42,310
Excess tax benefits from share-based payment arrangements	(6,693)	(15)
Share-based compensation expenses	23,398	15,253
Non-cash interest expense	19,021	1,295
Deferred income taxes	(7,838)	(7,939)
Inventory write-downs	12,373	10,448
Unrealized foreign exchange transaction loss (gain)	2,532	(44)
Foreign exchange loss relating to Venezuela	86,108	15,116
Other	3,717	(674)
Changes in operating assets and liabilities:
Receivables	(1,163)	(312)
Inventories	(2,409)	(14,094)
Prepaid expenses and other current assets	(50,669)	(13,150)
Other assets	(4,642)	(534)
Accounts payable	13,038	4,586
Royalty overrides	(12,113)	(2,051)
Accrued expenses and accrued compensation	16,661	43,761
Advance sales deposits	20,915	4,481
Income taxes	(8,158)	(12,546)
Deferred compensation plan liability	4,569	3,527

NET CASH PROVIDED BY OPERATING ACTIVITIES	347,583	351,453

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(105,482)	(56,048)
Proceeds from sale of property, plant and equipment	11	33
Investments in Venezuelan bonds	(7,588)	—

NET CASH USED IN INVESTING ACTIVITIES	(113,059)	(56,015)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,400)	(61,823)
Dividends received	3,416	—
Payments for Capped Call Transactions	(123,825)	—
Borrowings from senior secured credit facility and other debt	—	513,227
Proceeds from senior convertible notes	1,150,000	—
Principal payments on senior secured credit facility and other debt	(37,500)	(38,250)
Issuance costs relating to long-term debt and senior convertible notes	(28,927)	—
Share repurchases	(1,277,929)	(165,726)
Excess tax benefits from share-based payment arrangements	6,693	15
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	2,039	971

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(336,433)	248,414

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(97,548)	(27,683)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(199,457)	516,169
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	972,974	333,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$773,517	$849,703

CASH PAID DURING THE PERIOD
Interest paid	$14,417	$12,004

Income taxes paid	$109,337	$117,120

NON CASH ACTIVITIES
Accrued capital expenditures	$13,090	$8,040

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. As of June 30, 2014, the Company sold its products to and through a network of 3.9 million independent members, or Members, which included 0.2 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2013 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2014, and for the three and six months ended June 30, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 10-K. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and eliminated the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate was devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar. This CADIVI rate was approximately 16% less favorable than the previously published 5.3 SITME rate. The Company recognized approximately $15.1 million of net foreign exchange losses within its condensed consolidated statement of income for the six months ended June 30, 2013, as a result of remeasuring the Company’s Bolivar denominated monetary assets and liabilities at the CADIVI rate of 6.3 Bolivars per U.S. dollar.

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

During the first quarter of 2014, the Venezuelan government announced the establishment of CENCOEX which replaced the previous foreign exchange commission, CADIVI. Also, during the first quarter of 2014, additional activities, such as processing of dividend payments, which were previously administered by CADIVI, are now required to be processed at the SICAD auction rate, or SICAD I rate. During March 2014, the government introduced an additional exchange mechanism known as SICAD II. During March 2014, the Company submitted a SICAD II bid to exchange its 5.3 million Bolivars for $0.1 million U.S. dollars which was approved and resulted in the Company recognizing a $0.7 million U.S. dollar foreign exchange loss at an effective exchange rate of approximately 56.2 Bolivars per U.S. dollar. The Company continues to evaluate the viability of this SICAD II mechanism and its public availability and accessibility to the Company in future periods. The SICAD II mechanism is still in its early stages and there is limited information being published around this mechanism so it is currently difficult to determine how the SICAD II mechanism functions and if there are any volume constraints around this mechanism.

Based on the events above and the Company’s facts and circumstances, the Company remeasured its financial statements at the SICAD I rate of 10.7 Bolivars per U.S. dollar at March 31, 2014. As a result of using the less favorable SICAD I rate for remeasurement, during the three months ended March 31, 2014 the Company’s cash and cash equivalents were reduced by approximately $96.0 million, and the Company recognized $86.1 million of foreign exchange losses in selling, general & administrative expenses within its condensed consolidated statement of income. The Company continues to use the SICAD I rate for remeasurement which was 10.6 Bolivars per U.S. dollar at June 30, 2014.

As of June 30, 2014, if the Company had used the SICAD II rate of approximately 50 Bolivars per U.S. dollar to remeasure its net monetary assets and liabilities denominated in Bolivars, the Company would have incurred an additional approximate foreign exchange loss of $109.5 million during the three and six months ended June 30, 2014, and its Herbalife Venezuela cash and cash equivalents would have been further reduced by approximately $120.2 million at June 30, 2014.

Due to the evolving foreign exchange control environment in Venezuela, it is possible that the Company’s ability to access certain foreign exchange mechanisms, including the SICAD I and SICAD II exchange mechanisms, could change in future periods which may have an impact on what rate the Company uses in the future to remeasure Herbalife Venezuela’s net monetary Bolivar denominated assets and liabilities. The Company is closely monitoring the SICAD I and SICAD II exchange mechanisms as they continue to evolve.

As of June 30, 2014, the Company’s net monetary assets and liabilities denominated in Bolivars were approximately $138.9 million, and included approximately $152.6 million in Bolivar denominated cash and cash equivalents. These Bolivar denominated assets and liabilities were remeasured at the SICAD I rate. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published official SICAD I rate may not accurately represent the amount of U.S. dollars that the Company could ultimately realize. Herbalife Venezuela’s net sales represented approximately 4% of the Company’s consolidated net sales for both the six months ended June 30, 2014 and 2013, and its total assets represented approximately 7% and 10% of the Company’s consolidated total assets as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the majority of Herbalife Venezuela’s total assets consisted of Bolivar denominated cash and cash equivalents.

Investments in Bolivar-Denominated Bonds

During the three and six months ended June 30, 2014, the Company invested in additional Bolivar denominated bonds with a purchase price of 45.1 million and 65.4 million Bolivars, respectively, or approximately $4.3 million and $7.6 million, respectively. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds is determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. During the three months and six months ended June 30, 2014, the Company did not sell any of its bonds.

The Company’s investments in Bolivar denominated bonds as of June 30, 2014 are summarized as follows:

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
		(In thousands)
Investments in Venezuelan bonds	$8,453	$411	$(64)	$347	$8,800

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; when applicable, the foreign exchange rates that are available to the Company; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written-down to fair value, and a loss is recognized in other expense, net in the Company’s condensed consolidated income statement. Other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2014 was $3.2 million which was primarily due to the less favorable SICAD I rate being used to determine the U.S. dollar equivalent fair value of these Bolivar denominated bonds as opposed to the previous CADIVI rate. There were no other-than-temporary impairments related to available-for-sale securities during the three months ended June 30, 2014.

The amortized cost and estimated fair value of these bonds as of June 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Estimated Market Value
	(In thousands)
Contractual Maturity
Due in 1 year or less	$—	$—
Due in 1-2 years	—	—
Due in 2-5 years	—	—
Due after 5 years	8,453	8,800

Total investments	$8,453	$8,800

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

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market. The following are the major classes of inventory:

	June 30, 2014	December 31, 2013
	(In millions)
Raw materials	$42.2	$23.1
Work in process	4.5	2.8
Finished goods	296.7	325.3

Total	$343.4	$351.2

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
	(In millions)
Borrowings under the senior secured credit facility	$893.8	$931.3
Convertible senior notes, carrying value of liability component	944.2	—

Total	1,838.0	931.3
Less: current portion	93.8	81.3

Long-term portion	$1,744.2	$850.0

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

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 10, Shareholders’ (Deficit) Equity. The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Credit Facility. On June 30, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 3.01% and 2.17%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of June 30, 2014, and December 31, 2013, the Company was compliant with its debt covenants under the Credit Facility.

During the three months ended March 31, 2014, the Company repaid a total amount of $18.8 million under the Credit Facility. During the three months ended June 30, 2014, the Company repaid a total amount of $18.8 million under the Credit Facility. As of June 30, 2014, and December 31, 2013, the U.S. dollar amount outstanding under the Credit Facility was $893.8 million and $931.3 million, respectively. Of the $893.8 million U.S. dollar amount outstanding under the Credit Facility as of June 30, 2014, $393.8 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2014 and December 31, 2013 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of June 30, 2014, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

Convertible Senior Notes

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of Convertible Notes. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share).

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $21.5 million recorded to deferred financing costs on the Company’s consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method.

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

As of June 30, 2014, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount was $205.8 million, and the carrying amount of the liability component was $944.2 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of June 30, 2014, the fair value of the liability component relating to the Convertible Notes was approximately $911.3 million. At June 30, 2014, the Company determined the fair value of the liability component of the Convertible Notes by reviewing market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The Company also used a lattice model, which primarily included Level 2 inputs such as stock price, volatility, debt yield and dividend yield rates when applicable, and Level 3 inputs, such as the price of the Convertible Notes at June 30, 2014. Since the Convertible Notes are not publicly traded, the price of the Convertible Notes at June 30, 2014, was obtained from third party sources; these third party sources used Level 3 inputs, including private transactions, bid and offer prices, and other market adjustments in order to determine the price of the Convertible Notes at June 30, 2014. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014, issuance date except that the price of the Convertible Notes on the February 7, 2014, issuance date would not be considered a Level 3 input as the Convertible Notes price paid by the market participants on the issuance date was an observable input.

In conjunction with the issuance of the Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. See Note 10, Shareholders’ (Deficit) Equity, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these Convertible Notes.

During the three and six months ended June 30, 2014, the Company recognized $15.2 million and $24.0 million, respectively, of interest expense relating to the Convertible Notes, which included $8.5 million and $13.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $1.4 million, respectively, relating to amortization of deferred financing costs. The Company’s total interest expense, including the Credit Facility, was $24.2 million and $7.5 million for the three months ended June 30, 2014 and 2013, respectively, and $41.9 million and $14.3 million for the six months ended June 30, 2014 and 2013, respectively, which was recognized within its condensed consolidated statement of income.

As of June 30, 2014, the aggregate annual maturities of the Credit Facility were expected to be $43.8 million for the remainder of 2014, $100.0 million for 2015, and $750.0 million for 2016. The $1.15 billion Convertible Notes are due 2019.

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

The Company received a tax assessment in September 2009, from the Federal Revenue Office of Brazil in an amount equivalent to approximately $3.9 million U.S. dollars, translated at the period ended spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $7.3 million U.S. dollars, translated at the period ended spot rate, for social contributions, interest and penalties related to payments to Italian Members from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter is scheduled for September 23, 2014. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

Bostick, et al., v. Herbalife Int’l of Am., Inc., et al. On April 8, 2013, Herbalife Ltd. and certain of its subsidiaries were named as defendants in a suit filed in the U.S. District Court for the Central District of California, challenging Herbalife’s marketing practices and business structure under California laws prohibiting “endless chain schemes,” unfair and deceptive business practices, and false advertising, as well as federal RICO statutes. On July 7, 2014, the complaint was amended to add additional plaintiffs. The plaintiffs seek damages in an unspecified amount. The federal RICO claim was dismissed and a class has not been certified to date. The remaining claims are proceeding, and a trial has been set to commence on April 21, 2015. The Company is currently unable to estimate the range of reasonably possible losses that could result from an unfavorable outcome given the early procedural stage of the matter, the inherent difficulty in predicting the outcome of these types of matters, including in particular the outcome of trials, and the additional levels of judicial review available to the Company in the event of an adverse trial verdict. The Company believes it has numerous defenses to the suit, and intends to vigorously defend against the claims.

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

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. The Company’s products are manufactured by third party providers and by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in its Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

As of June 30, 2014, the Company sold products in 91 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$245.0	$241.7	$487.3	$457.9
Mexico	148.6	145.6	291.3	278.5
South Korea	117.9	112.0	216.9	222.0
Others	624.6	601.9	1,267.4	1,197.9

Total Primary Reporting Segment	1,136.1	1,101.2	2,262.9	2,156.3
China	170.1	118.0	305.9	186.6

Total Net Sales	$1,306.2	$1,219.2	$2,568.8	$2,342.9

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$101.9	$99.5	$205.8	$194.2
Mexico	64.1	64.0	125.5	122.6
South Korea	62.9	56.4	118.3	111.6
Others	277.0	266.8	561.7	531.3

Total Primary Reporting Segment	505.9	486.7	1,011.3	959.7
China	152.3	105.8	276.7	166.3

Total Contribution Margin	$658.2	$592.5	$1,288.0	$1,126.0

Selling, general and administrative expenses(2)	461.9	400.1	964.0	764.8
Interest expense, net	21.4	5.6	36.4	10.9
Other expense, net	—	—	3.2	—

Income before income taxes	174.9	186.8	284.4	350.3
Income taxes	55.4	43.6	90.2	88.3

Net Income	$119.5	$143.2	$194.2	$262.0

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In millions)
Net sales by product line:
Weight Management	843.5	$778.2	$1,651.1	$1,489.8
Targeted Nutrition	286.1	277.5	570.1	534.4
Energy, Sports and Fitness	68.9	65.1	135.6	123.4
Outer Nutrition	47.0	37.8	86.7	76.0
Literature, promotional and other(3)	60.7	60.6	125.3	119.3

Total Net Sales	$1,306.2	$1,219.2	$2,568.8	$2,342.9

Net sales by geographic region:
North America	250.6	$247.5	$498.4	$469.0
Mexico	148.6	145.6	291.3	278.5
South and Central America	203.3	222.5	448.0	441.9
EMEA	227.3	186.4	438.5	355.9
Asia Pacific	306.3	299.2	586.7	611.0
China	170.1	118.0	305.9	186.6

Total Net Sales	$1,306.2	$1,219.2	$2,568.8	$2,342.9

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $80.8 million and $53.2 million for the three months ended June 30, 2014 and 2013, respectively, and totaling $142.5 million and $84.7 million for the six months ended June 30, 2014 and 2013, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of June 30, 2014 and December 31, 2013, total assets for the Company’s Primary Reporting Segment were $2,158.1 million and $2,253.7 million, respectively. Total assets for the China segment were $277.6 million and $220.0 million as of June 30, 2014 and December 31, 2013, respectively. As of both June 30, 2014 and December 31, 2013, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million. Goodwill allocated to the China segment was $3.1 million as of both June 30, 2014 and December 31, 2013.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2013 10-K. During the six months ended June 30, 2014, the Company granted stock awards subject to service conditions and to service and performance conditions, consisting of stock appreciation rights, or SARs, and stock units with vesting terms fully described in the 2013 10-K.

For the three months ended June 30, 2014 and 2013, share-based compensation expense amounted to $12.4 million and $7.4 million, respectively. For the six months ended June 30, 2014 and 2013, share-based compensation expense amounted to $23.4 million and $15.3 million, respectively. As of June 30, 2014, the total unrecognized compensation cost related to all non-vested stock awards was $74.7 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2014:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2013(2) (3) (4)	12,143	$33.24	5.3 years	$552.9
Granted	1,509	$60.13
Exercised	(757)	$20.04
Forfeited	(53)	$59.12

Outstanding at June 30, 2014(2) (3) (4)	12,842	$37.07	5.4 years	$369.1

Exercisable at June 30, 2014(2)	8,311	$25.61	4.0 years	$327.4

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 1.5 million market condition SARs.
(3)	Includes 0.9 million market and performance condition SARs.
(4)	Includes 0.4 million and 1.0 million performance condition SARs as of December 31, 2013 and June 30, 2014, respectively. The Company granted 0.6 million performance condition awards during the three months ended June 30, 2014.

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2014 and 2013 was $25.99 and $12.68, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2014 and 2013 was $26.02 and $11.85, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended June 30, 2014 was $20.1 million. There were no exercises of stock options and SARs during the three months ended June 30, 2013. The total intrinsic value of stock options and SARs exercised during the six months ended June 30, 2014 and 2013 was $35.0 million and $0.3 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2013	144.5	$14.36
Granted	28.1	$59.98
Vested	(130.9)	$8.91
Forfeited	(4.1)	$38.58

Outstanding and nonvested at June 30, 2014	37.6	$64.89

The total vesting date fair value of stock units which vested during the three months ended June 30, 2014 and 2013, was $0.3 million and $2.5 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2014 and 2013, was $8.5 million and $6.8 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ (deficit) equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of June 30, 2014 and December 31, 2013, the Company had $18.2 million and $15.4 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $55.4 million and $90.2 million for the three and six months ended June 30, 2014, respectively, as compared to $43.6 million and $88.3 million for the same periods in 2013. The effective income tax rate was 31.6% and 31.7% for the three and six months ended June 30, 2014, respectively, as compared to 23.4% and 25.2% for the same periods in 2013. The increase in the effective tax rate for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to the inability to fully realize a tax benefit relating to Herbalife Ltd.’s interest expense and Herbalife Venezuela’s foreign exchange losses, the impact of changes in the geographic mix of the Company’s income, and a decrease in net benefits from discrete events, principally related to favorable tax audit settlements in the comparative 2013 periods.

As of June 30, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $40.4 million. If the total amount of unrecognized tax benefits was recognized, $32.9 million of unrecognized tax benefits, $4.5 million of interest and $1.0 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $9.9 million within the next twelve months. Of this possible decrease, $6.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $3.5 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company previously engaged in an interest rate hedging strategy for which the hedged transactions were the forecasted interest payments on the Credit Facility. The hedged risk was the variability of forecasted interest rate cash flows, where the hedging strategy involved the purchase of interest rate swaps. These interest rate swaps expired in July 2013 and the Company has not entered into new interest swap arrangements as of June 30, 2014.

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

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.

As of June 30, 2014 and December 31, 2013, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $251.7 million and $244.7 million, respectively. At June 30, 2014, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of June 30, 2014, the Company recorded assets at fair value of $0.9 million and liabilities at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, the Company recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2014, and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2014, and December 31, 2013.

As of June 30, 2014 and December 31, 2013, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two and three months as of June 30, 2014 and December 31, 2013, respectively. There were no foreign currency option contracts outstanding as of June 30, 2014 and December 31, 2013. As of June 30, 2014, the Company had aggregate notional amounts of approximately $569.1 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2014 and 2013:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(1.8)	$7.1	$(2.0)	$3.0

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2014 and 2013:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Six Months Ended
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(1.0)	$(1.5)	$(2.6)	$(2.6)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(4.7)	$3.5	$(7.6)	$(5.2)

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2014 and 2013:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended		For the Six Months Ended
		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$1.2	$(0.8)	$1.5	$(2.1)
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	—	—	—	$(0.1)
Interest rate swaps	Interest expense, net	—	$(0.9)	—	$(1.8)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of June 30, 2014, and December 31, 2013.

10. Shareholders’ (Deficit) Equity

Changes in shareholders’ (deficit) equity for the six months ended June 30, 2014 were as follows (in thousands):

Total shareholders’ equity as of December 31, 2013	$551,446
Net income	194,160
Issuance of common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	2,039
Excess tax benefit from exercise of stock options, SARs and restricted stock grants	6,693
Additional capital from share-based compensation	23,398
Repurchases of common shares, including Forward Transactions	(1,277,929)
Allocation to additional paid-in capital due to issuance of the Convertible Notes and Forward Transactions.	249,797
Reduction in additional paid-in capital from the Capped Call Transactions	(123,825)
Dividends paid and received, net	(26,984)
Foreign currency translation adjustment, net of income taxes	182
Unrealized loss on derivatives, net of income taxes	(3,178)
Unrealized gain on available-for-sale investments, net of income taxes	133

Total shareholders’ deficit as of June 30, 2014	$(404,068)

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

On February 18, 2014, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.4 million that was paid to shareholders on March 18, 2014. On April 28, 2014, the Company announced that its board of directors approved terminating the Company’s quarterly cash dividend and instead utilizing the cash to repurchase additional common shares as discussed below. There were no dividends declared and paid during the three months ended June 30, 2014. The aggregate total amount of dividends declared and paid during the three months ended June 30, 2013 was $30.9 million. The aggregate amount of dividends declared and paid during the six months ended June 30, 2014 and 2013 were $30.4 million and $61.8 million, respectively.

During the six months ended June 30, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its (accumulated deficit) retained earnings. The Company did not receive any dividends during the three months ended June 30, 2014.

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, the Company recorded $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet, reflecting the fair value of the Forward Transactions. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the three and six months ended June 30, 2014, the Company recognized $1.6 million and $2.6 million, respectively, of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

On May 6, 2014, the Company entered into an agreement with Merrill Lynch International to repurchase $266.0 million of its common shares, or the Repurchase Agreement, which expired on June 30, 2014. Under the terms of the Repurchase Agreement, the Company paid $266.0 million on May 7, 2014, and received an aggregate 4.3 million of its common shares under the Repurchase Agreement during May and June 2014. The total number of common shares repurchased under the Repurchase Agreement was determined generally upon a discounted volume-weighted average share price of the Company’s common shares over the course of the Repurchase Agreement.

During the three months ended March 31, 2014, the Company effectively repurchased approximately 9.9 million of its common shares through the Forward Transactions at an aggregate cost of approximately $685.8 million or an average cost of $69.02 per share and they are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the three months ended June 30, 2014, the Company repurchased approximately 9.8 million of its common shares through open market purchases and under the Repurchase Agreement, at an aggregate cost of approximately $581.3 million or an average cost of $59.41 per share. As of June 30, 2014, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to shareholders’ (deficit) equity. The Company allocated the purchase price of the repurchased shares to (accumulated deficit) retained earnings, common shares and additional paid-in-capital.

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

Capped Call Transactions

In connection with the issuance of Convertible Notes, the Company paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ (deficit) equity on its consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended June 30, 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Three Months Ended June 30, 2014
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(27.8)	$5.3	$—	$(22.5)

Other comprehensive income (loss) before reclassifications, net of tax	2.4	(1.6)	0.2	1.0
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(1.2)	—	(1.2)

Total other comprehensive income (loss), net of reclassifications	2.4	(2.8)	0.2	(0.2)

Ending balance	$(25.4)	$2.5	$0.2	$(22.7)

(1)	See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three and six months ended June 30, 2014.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.6 million, tax benefit of $0.2 million, and tax expense of $0.1 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended June 30, 2014.

The following table summarizes changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Six Months Ended June 30, 2014
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(25.6)	$5.7	$0.1	$(19.8)

Other comprehensive income (loss) before reclassifications, net of tax	0.2	(1.7)	(1.9)	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(1.5)	2.0	0.5

Total other comprehensive income (loss), net of reclassifications	0.2	(3.2)	0.1	(2.9)

Ending balance	$(25.4)	$2.5	$0.2	$(22.7)

(1)	See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three and six months ended June 30, 2014.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.5 million, tax benefits of $0.3 million, and tax benefits of $0.9 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the six months ended June 30, 2014. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $1.0 million for unrealized gain (loss) on available-for-sale investments for the six months ended June 30, 2014.

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended June 30, 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Three Months Ended June 30, 2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total
	(In millions)
Beginning Balance	$(37.5)	$(4.2)	$(41.7)

Other comprehensive income (loss) before reclassifications, net of tax	(9.2)	4.8	(4.4)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	1.8	1.8

Total other comprehensive income (loss), net of reclassifications	(9.2)	6.6	(2.6)

Ending balance	$(46.7)	$2.4	$(44.3)

(1)	See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three and six months ended June 30, 2013.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $1.5 million and tax expense of $2.2 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the three months ended June 30, 2013.

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

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options, SARs, stock units and warrants.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Weighted average shares used in basic computations	86,113	102,993	90,732	103,551
Dilutive effect of exercise of equity grants outstanding	5,059	4,090	5,202	4,038

Weighted average shares used in diluted computations	91,172	107,083	95,934	107,589

There were an aggregate of 3.5 million of equity grants that were outstanding during both the three and six months ended June 30, 2014, and an aggregate of 4.1 million of equity grants that were outstanding during both the three and six months ended June 30, 2013, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the market condition for the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three and six months ended June 30, 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

The Capped Call Transactions executed in connection with the issuance of the Convertible Notes are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive.

12. Fair Value Measurements

The Company applies the provisions of the FASB Accounting Standards Codification, or ASC, Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at June 30, 2014 and December 31, 2013:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at June 30, 2014	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2013
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$0.9	$5.7
Derivatives not designated as cash flow hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$1.5	$2.3

		$2.4	$8.0

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$4.6	$4.4
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.2	$0.7

		$6.8	$5.1

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2013 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at June 30, 2014 and December 31, 2013:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
June 30, 2014
Foreign exchange currency contracts	$2.4	$(2.2)	$0.2

Total	$2.4	$(2.2)	$0.2

December 31, 2013
Foreign exchange currency contracts	$8.0	$(3.0)	$5.0

Total	$8.0	$(3.0)	$5.0

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
June 30, 2014
Foreign exchange currency contracts	$6.8	$(2.2)	$4.6

Total	$6.8	$(2.2)	$4.6

December 31, 2013
Foreign exchange currency contracts	$5.1	$(3.0)	$2.1

Total	$5.1	$(3.0)	$2.1

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2014, and December 31, 2013, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the three months ended June 30, 2014 and 2013, the Company recorded approximately $8.0 million and $8.1 million, respectively, and for the six months ended June 30, 2014 and 2013, the Company recorded approximately $12.3 million and $17.6 million, respectively, of professional fees and other expenses related to this matter.

Of the approximately $8.0 million and $8.1 million in expenses incurred during the three months ended June 30, 2014 and 2013, respectively, discussed above, approximately $1.3 million and $1.5 million, respectively, were recognized for advisory retainer fees. Of the approximately $12.3 million and $17.6 million in expenses incurred during the six months ended June 30, 2014 and 2013, respectively, discussed above, approximately $2.6 million and $3.0 million, respectively, were recognized for advisory retainer fees. The minimum guaranteed retainer fees were approximately $2.0 million as of June 30, 2014 and the expense recognition of these fees could accelerate based on certain conditions.

The Company also had a cash settlement liability award, or the Liability Award, outstanding as of June 30, 2014 and December 31, 2013, which is tied to the Company’s stock price and which only vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. The expense recognized during the three months ended June 30, 2014 and 2013, relating to the Liability Award was approximately $0.3 million and $0.3 million, respectively, and is included in the approximately $8.0 million and $8.1 million amounts described above. The benefit and expense recognized during the six months ended June 30, 2014 and 2013, relating to the Liability Award was approximately $0.2 million and $1.3 million, respectively, and is included in the approximately $12.3 million and $17.6 million amounts described above. The remaining unrecognized expense relating to the Liability Award was approximately $2.0 million as of June 30, 2014, based on the fair value of the Liability Award as of that date. The recognition of the unrecognized expense relating to the Liability Award could accelerate and change based on certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. As of June 30, 2014, we sold our products to and through a network of 3.9 million independent members, or Members, which included approximately 0.2 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. Other than in China, we are in the process of making the terminology change from “distributors” to “Members,” since most of them are discount customers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 34-year operating history. As of June 30, 2014, we sold our products in 91 countries.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Volume Points in millions)
North America	335.8	339.9	(1.2)%	672.2	648.9	3.6%
Mexico	231.3	219.9	5.2%	451.6	426.2	6.0%
South & Central America	206.3	222.6	(7.3)%	434.1	442.4	(1.9)%
EMEA	218.8	179.3	22.0%	421.0	340.6	23.6%
Asia Pacific (excluding China)	320.2	316.9	1.0%	622.4	636.9	(2.3)%
China	118.5	85.9	38.0%	209.5	133.5	57.0%

Worldwide	1,430.9	1,364.5	4.9%	2,810.8	2,628.5	6.9%

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
North America	75,772	72,282	4.8%	75,007	70,317	6.7%
Mexico	64,656	62,940	2.7%	64,112	61,578	4.1%
South & Central America	62,172	54,614	13.8%	62,017	53,332	16.3%
EMEA	56,692	48,008	18.1%	55,403	47,051	17.8%
Asia Pacific (excluding China)	74,916	70,802	5.8%	73,271	69,746	5.1%
China	18,703	14,070	32.9%	17,676	12,967	36.3%
Worldwide(1)	340,644	311,503	9.4%	335,273	304,210	10.2%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

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

Sales leaders purchase most of our products for resale to other Members and retail consumers. The number of sales leaders by geographic region as of the quarterly reporting dates will normally be higher than the number of sales leaders by geographic region as of the re-qualification period because sales leaders who do not re-qualify during the relevant twelve-month period will be removed from the rank of sales leader the following February. Comparisons of sales leader totals on a year-to-year basis are indicators of our recruitment and retention efforts in different geographic regions.

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

Total distributor allowances for the three months ended June 30, 2014 and 2013 were 41.9% and 44.3% of Retail Sales, respectively. Total distributor allowances for the six months ended June 30, 2014 and 2013 were 42.2% and 44.9% of Retail Sales, respectively. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

During the three months ended June 30, 2014 and 2013, total Royalty overrides were 29.9% and 31.1% of our net sales, respectively. During the six months ended June 30, 2014 and 2013, total Royalty overrides were 30.1% and 31.7% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to the Company and as such are recorded as an operating expense.

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

Summary Financial Results

Net sales for the three and six months ended June 30, 2014 were $1,306.2 million and $2,568.8 million, respectively. Net sales increased $87.0 million, or 7.1%, and $226.0 million, or 9.6%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales for the three and six months ended June 30, 2014 increased 10.8% and 13.9%, respectively, as compared to the same periods in 2013. The increase in net sales in both periods was primarily due to the continued successful adoption and operation of daily consumption DMOs; increased Member engagement and an increase in average active sales leaders; branding activities and increased Member recruiting.

Net income for the three and six months ended June 30, 2014 was $119.5 million, or $1.31 per diluted share, and $194.2 million, or $2.02 per diluted share, respectively. Net income decreased $23.6 million, or 16.5%, and $67.9 million, or 25.9%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The decrease for the three and six months ended June 30, 2014 was primarily due to the higher selling, general and administrative expenses to support the growth of our business and the foreign exchange loss related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below, and higher interest expense, partially offset by higher contribution margin driven by the sales growth discussed above.

Net income for the three months ended June 30, 2014 included an $8.0 million pre-tax unfavorable impact ($5.6 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $5.1 million pre-tax unfavorable impact ($3.1 million post-tax) from expenses related to the Federal Trade Commission’s (FTC) inquiry; a $10.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion), a $0.2 million pre-tax unfavorable impact ($2.6 million post-tax) foreign exchange loss related to Venezuela, and a $0.4 million unfavorable impact related to expenses incurred for the recovery of costs associated with the re-audit. Net income for the six months ended June 30, 2014 included an $89.5 million pre-tax unfavorable impact ($69.2 million post-tax), comprised of an $86.3 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I rate and a $3.2 million impairment loss on Venezuela bonds during the first quarter of 2014 (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); a $12.3 million pre-tax unfavorable impact ($8.9 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $6.0 million pre-tax unfavorable impact ($3.8 million post-tax) from expenses related to the Federal Trade Commission’s (FTC) inquiry; a $15.9 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions, and a $0.4 million unfavorable impact related to expenses incurred for the recovery of costs associated with the re-audit. The income tax impact of the expenses discussed above is based on forecasted items affecting the Company’s 2014 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three and six months ended June 30, 2013 included approximately $8.1 million and $17.6 million pre-tax unfavorable impact ($7.1 million and $15.1 million, respectively, post-tax) related to legal and advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 and approximately $3.5 million pre-tax unfavorable impact ($2.7 million post-tax) related to professional fees for the re-audit of the Company’s 2010 to 2012 financial statements. Net income for the six months ended June 30, 2013 also included a $15.1 million pre-tax unfavorable impact ($8.3 million post-tax) related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela).

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.7	20.3	19.8	20.2

Gross profit	80.3	79.7	80.2	79.8
Royalty overrides(1)	29.9	31.1	30.1	31.7
Selling, general and administrative expenses(1)(2)	35.4	32.8	37.5	32.6

Operating income	15.0	15.8	12.6	15.5
Interest expense, net	1.6	0.5	1.4	0.5
Other expense, net	—	—	0.1	—

Income before income taxes	13.4	15.3	11.1	15.0
Income taxes	4.2	3.6	3.5	3.8

Net income	9.2%	11.7%	7.6%	11.2%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.
(2)	During the six months ended June 30, 2014, selling, general and administrative expenses as a percentage of net sales was significantly higher than in the six months ended June 30, 2013, primarily due to the foreign exchange losses relating to our Venezuela business as discussed further below.

Net Sales

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Three Months Ended June 30,
	2014					2013
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
						(In millions)
North America	$416.5	$(189.6)	$226.9	$23.7	$250.6	$407.7	$(187.4)	$220.3	$27.2	$247.5	1.3%
Mexico	257.4	(118.0)	139.4	9.2	148.6	235.6	(115.2)	120.4	25.2	145.6	2.1%
South & Central America	327.4	(153.1)	174.3	29.0	203.3	349.3	(165.8)	183.5	39.0	222.5	(8.6)%
EMEA	390.3	(176.6)	213.7	13.6	227.3	299.8	(143.5)	156.3	30.1	186.4	21.9%
Asia Pacific	482.7	(205.2)	277.5	28.8	306.3	459.9	(203.4)	256.5	42.7	299.2	2.4%
China	193.7	(24.2)	169.5	0.6	170.1	140.3	(22.3)	118.0	—	118.0	44.2%

Worldwide	$2,068.0	$(866.7)	$1,201.3	$104.9	$1,306.2	$1,892.6	$(837.6)	$1,055.0	$164.2	$1,219.2	7.1%

	Six Months Ended June 30,
	2014					2013
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
	(In millions)
North America	$828.3	$(376.9)	$451.4	$47.0	$498.4	$757.7	$(354.1)	$403.6	$65.4	$469.0	6.3%
Mexico	503.1	(229.8)	273.3	18.0	291.3	450.6	(220.3)	230.3	48.2	278.5	4.6%
South & Central America	713.2	(330.2)	383.0	65.0	448.0	692.6	(327.3)	365.3	76.6	441.9	1.4%
EMEA	753.8	(341.1)	412.7	25.8	438.5	574.5	(276.0)	298.5	57.4	355.9	23.2%
Asia Pacific	928.8	(396.8)	532.0	54.7	586.7	946.3	(423.8)	522.5	88.5	611.0	(4.0)%
China	349.3	(44.3)	305.0	0.9	305.9	220.0	(33.6)	186.4	0.2	186.6	63.9%

Worldwide	$4,076.5	$(1,719.1)	$2,357.4	$211.4	$2,568.8	$3,641.7	$(1,635.1)	$2,006.6	$336.3	$2,342.9	9.6%

(1)	During 2013 we simplified our pricing structure for most markets by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to Members. These changes did not materially impact our consolidated Net Sales and profitability.

Changes in net sales are directly associated with the retailing of our products, recruiting and retention of our Member force, the quality and completeness of our product offerings that the Member force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member marketing program coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of Members, including sales leaders, who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate Members to increase retailing, retention and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three and six months ended June 30, 2014 as compared to the same periods in 2013, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase retailing of our products and recruiting and retention of Members. The correct business foundation includes strong country management that works closely with the Member leadership, actively engaged and unified Member leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive Member marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated Member sales organization that will work toward increasing the recruitment and retention of Members.

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

North America

The North America region reported net sales of $250.6 million and $498.4 million for the three and six months ended June 30, 2014, respectively. Net sales increased $3.1 million, or 1.3%, and $29.4 million, or 6.3%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 1.3% and 6.4% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $3.3 million, or 1.4%, and $29.4 million, or 6.4%, for the three and six months ended June 30, 2014, as compared to the same periods in 2013. The increase in net sales in the US was driven by a price increase of 3% in March, which offset a slight decline volume point sales.

In the U.S. we continue to see the success of our Members converting their business strategy toward a combination of daily consumption and a health active lifestyle. Sales for the second quarter versus the prior year period reflect in part the short-term negative impact of the ongoing shift toward Sales Leader qualification via purchases of 5,000 volume points over 12 months, offset by a price increase for the U.S. initiated late in the first quarter. The company just completed its new simplified training materials that will launch through an 18-city tour in the third quarter.

Average active sales leaders in the region increased 4.8% and 6.7% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. Average active sales leaders in the U.S. increased 4.9% and 6.8% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

Mexico

The Mexico region reported net sales of $148.6 million and $291.3 million for the three and six months ended June 30, 2014, respectively. Net sales for the three and six months ended June 30, 2014 increased $3.0 million, or 2.1%, and $12.8 million, or 4.6%, respectively, as compared to the same periods in 2013. In local currency, net sales for the three and six months ended June 30, 2014 increased 6.5% and 9.3%, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $6.4 million and $13.1 million on net sales for the three and six months ended June 30, 2014, respectively.

The growth in net sales is primarily the result of several factors including a series of 1% price increases in October 2013, December 2013, February 2014, and April 2014, increased Member engagement, and the continued success of the Nutrition Club DMO. Another growth driver in Mexico has been the ongoing transition from home clubs to commercial clubs by many Members, which are generally able to generate higher volumes of sales through the servicing of more customers and longer operating hours. Also, Herbalife has been expanding the number of access points for Members to obtain product easily and quickly. Most significantly twelve new sales centers have been opened over the past twelve months bringing the total to 43, but we have also increased the number of local retailers in which Members can pick up product, and introduced several “Herbamobile” vehicles.

Average active sales leaders in Mexico increased 2.7% and 4.1% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

South and Central America

The South and Central America region reported net sales of $203.3 million and $448.0 million for the three and six months ended June 30, 2014, respectively. Net sales decreased $19.2 million, or 8.6%, and increased $6.1 million, or 1.4%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales increased 7.6% and 16.8% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a $35.8 million and $68.2 million unfavorable impact on net sales for the three and six months ended June 30, 2014, respectively. The decrease in net sales for the three months ended June 30, 2014, as compared to the same period in 2013, was primarily driven by Venezuela. The increase in net sales for the six months ended June 30, 2014, as compared to the same period in 2013, was primarily driven by increases in the majority of countries in the region, partially offset by a decline in Venezuela. The growth for the six month period was primarily driven by the adoption and expansion of daily consumption DMOs throughout the region.

        In Brazil, the region’s largest market, net sales decreased $7.4 million, or 8.1%, and $1.5 million, or 0.8%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 0.6% and increased 12.9% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a $6.9 million and $26.1 million unfavorable impact on net sales in Brazil for the three and six months ended June 30, 2014, respectively. The increase in local currency net sales for the six month period ended June 30, 2014 continues to be driven by the successful adoption of Nutrition Clubs and other daily consumption DMOs. We believe the slight decline in local currency net sales for the three month period ended June 30, 2014 was due in part to decreases for certain Member sales organizations, as well as the hosting of only one Extravaganza in Brazil during the second quarter of 2014 compared to 3 regional Extravaganzas during the same period in 2013 and, to a lesser extent, an economic slowdown as a result of Brazil hosting the World Cup event which began in mid-June and impacted the attendance at nutrition clubs.

Net sales in Venezuela decreased $12.5 million, or 24.8%, and $9.8 million, or 9.6%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The sales decrease was primarily due to order size limitations and local political and economic challenges in Venezuela. These decreases were partially offset by cumulative price increases in 2013 of 123%. These price increases were implemented to better align product prices with the economic conditions of the market. During January 2014, an additional price increase was planned but not allowed after a review by local governmental agencies. As of March 31, 2014, we began remeasuring our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. Use of the SICAD I and previous CADIVI rates instead of the more favorable official rates in

2013 had $22.9 million and $27.2 million unfavorable impacts on net sales in Venezuela for the three and six months ended June 30, 2014, respectively. In July 2014, Herbalife Venezuela increased its prices on certain products in response to a recent announcement by the Venezuelan government regarding calculating Bolivar denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. We continue to monitor and assess our product pricing in Venezuela. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela and our evaluation of several options to reduce our economic exposure to this market.

Average active sales leaders in the region increased 13.8% and 16.3% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

EMEA

The EMEA region reported net sales of $227.3 million and $438.5 million for the three and six months ended June 30, 2014, respectively. Net sales increased $40.9 million, or 21.9%, and $82.6 million, or 23.2%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 21.4% and 23.7% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact of $1.1 million and an unfavorable impact of $1.9 million on net sales for the three and six months ended June 30, 2014, respectively. The increase in net sales for the three and six months ended June 30, 2014 was primarily driven by increases in Russia, the United Kingdom, Spain, and Italy.

Net sales in Russia increased $9.3 million, or 29.8%, and $15.1 million, or 25.5%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 43.3% and 41.3% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a $4.2 million and $9.4 million unfavorable impact on net sales in Russia for the three and six months ended June 30, 2014, respectively. The increase in Russia was driven by the ongoing adoption of the Commercial Nutrition Club, additional sales centers which have increased access to our products and improving brand image including the sponsorship of FC Spartak Moscow football club.

Net sales in Italy increased $8.8 million, or 30.2%, and $16.4 million, or 29.9%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 24.0% and 24.5% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a $1.8 million and $3.0 million favorable impact on net sales in Italy for the three and six months ended June 30, 2014, respectively. Italy has now had five consecutive quarters of positive year-over-year sales growth. Management believes this is a strong indication that the market is embracing the daily consumption DMO.

Net sales in Spain increased $7.2 million, or 42.0%, and $14.3 million, or 45.9%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales in Spain increased 35.3% and 39.8% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a $1.1 million and $1.9 million favorable impact on net sales in Spain for the three and six months ended June 30, 2014, respectively. The increase in Spain was mainly due to the positive effect of increased Member engagement and retention as well as a focus on regionalization and city by city promotions.

Net sales in the United Kingdom increased $4.9 million, or 32.8%, and $12.9 million, or 50.4%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales in the United Kingdom increased 21.3% and 39.2% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a $1.7 million and $2.9 million favorable impact on net sales in the United Kingdom for the three and six months ended June 30, 2014, respectively. The increase in the United Kingdom was primarily due to the successful adoption of Nutrition Clubs and Weight Loss Challenge DMO.

Average active sales leaders in the region increased 18.1% and 17.8% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $306.3 million and $586.7 million for the three and six months ended June 30, 2014, respectively. Net sales increased $7.1 million, or 2.4%, and decreased $24.3 million, or 4.0%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 2.9% and decreased 1.2% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $1.5 million and $17.2 million on net sales for the three and six months ended June 30, 2014, respectively. The increase in net sales for the three months ended June 30, 2014 was driven primarily by increases in India, South Korea, Philippines, Australia, and Hong Kong and was partially offset by declines in Malaysia, Taiwan, and Indonesia. The decrease in net sales for the six months ended June 30, 2014 was driven primarily by declines in Malaysia, South Korea, Indonesia, and Taiwan and was partially offset by increases in India, Philippines, and Australia. Eleven countries within the region participated in the launch of a new SKIN product line of personal care products during the second quarter of 2014. Four countries – India, Indonesia, Thailand, and Vietnam – will launch the SKIN product line later this year.

Net sales in South Korea increased $5.9 million, or 5.3%, and decreased $5.1 million, or 2.3%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 3.5% and 7.4% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact on net sales of $9.8 million and $11.4 million for the three and six months ended June 30, 2014, respectively. South Korea continues to be impacted by a modest slowdown in the number of Nutrition Clubs openings as well as a decline in productivity in certain Nutrition Clubs compared to the prior year period. We believe that several actions we took starting in the fourth quarter of 2013 have mitigated these issues and created a platform for stable growth going forward. In addition, net sales for the second quarter of 2014 benefited from the launch of the new SKIN product line of personal care products.

Net sales in India increased $7.7 million, or 24.0%, and $7.1 million, or 9.8%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 33.2% and 21.5% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $2.9 million and $8.4 million for the three and six months ended June 30, 2014, respectively. The increase in net sales for the three and six months ended June 30, 2014 was primarily driven by increased product access and the successful adoption of the daily consumption DMOs, especially the Nutrition Club.

Net sales in Taiwan decreased $4.4 million, or 11.5%, and $12.1 million, or 15.4%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 10.7% and 13.8% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.3 million and $1.2 million for the three and six months ended June 30, 2014, respectively. In November 2013 Taiwan instituted a first order limitation rule which limits the amount of product a new Member may order after initially signing up. The benefit of the first order limitation rule is that it creates a more stable ordering base but does have a modest negative impact when first implemented. Partially offsetting this impact was the benefit from the launch of a new SKIN product line of personal care products during the second quarter of 2014.

Net sales in Indonesia decreased $6.0 million, or 16.0%, and $8.4 million, or 11.9%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 0.6% and increased 5.7% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $5.8 million and $12.4 million for the three and six months ended June 30, 2014, respectively. The primary catalyst driving the local currency net sales increase in Indonesia for the six months ended June 30, 2014 was the growth in Nutrition Clubs.

Net sales in Malaysia decreased $9.7 million, or 37.3%, and $27.1 million, or 42.9%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 33.8% and 39.2% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.9 million and $2.3 million for the three and six months ended June 30, 2014, respectively. A new competitor who entered Malaysia in October of 2013 led by a former Herbalife executive continues to have an impact on our business in the market. While the impact was particularly strong during the third and fourth quarters of 2013, it has remained an issue throughout the first half of this year. Although we are beginning to see some positive signs that the impact is decreasing and the business is stabilizing, it is likely that the market is not expected to improve in 2014. In addition, during 2012 we saw tremendous growth in Nutrition Home Clubs and some of these clubs suffered from a lack of proper training and have declined in number and activity levels as a result. We are working with Member leadership in Malaysia to address these training issues. We believe that the underlying DMOs currently used by Members in the country (Nutrition Clubs, Road Shows, and Mega Herbalife Opportunity Meetings) provide for a solid base of growth going forward.

Average active sales leaders in the region increased 5.8% and 5.1% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013.

China

Net sales in China were $170.1 million and $305.9 million for the three and six months ended June 30, 2014, respectively. Net sales increased $52.1 million, or 44.2%, and $119.3 million, or 63.9%, for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 45.7% and 63.7% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $2.2 million and a favorable impact of $0.4 million on net sales for the three and six months ended June 30, 2014, respectively.

The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs. In addition, sales have benefited from Member acceptance of a trial Preferred Customer program which was launched during 2013 as well as on-line ordering.

Average active sales leaders in China increased 32.9% and 36.3% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. We believe that the increase in the number of average active sales leaders in China is indicative of the market transitioning to daily consumption DMOs.

As of June 30, 2014, we were operating in 66 retail stores in 29 provinces in China. As of June 30, 2014, we had direct selling licenses to 25 out of the 29 provinces in which we were operating. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended June 30,
	2014					2013
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,362.5	$(588.2)	$774.3	$69.2	$843.5	$1,235.1	$(564.3)	$670.8	$107.4	$778.2	8.4%
Targeted Nutrition	462.3	(199.6)	262.7	23.4	286.1	440.7	(201.3)	239.4	38.1	277.5	3.1%
Energy, Sports and Fitness	111.2	(47.9)	63.3	5.6	68.9	103.3	(47.2)	56.1	9.0	65.1	5.8%
Outer Nutrition	75.9	(32.8)	43.1	3.9	47.0	60.0	(27.4)	32.6	5.2	37.8	24.3%
Literature, Promotional and Other(1)	56.1	1.8	57.9	2.8	60.7	53.5	2.6	56.1	4.5	60.6	0.2%

Total	$2,068.0	$(866.7)	$1,201.3	$104.9	$1,306.2	$1,892.6	$(837.6)	$1,055.0	$164.2	$1,219.2	7.1%

	Six Months Ended June 30,
	2014					2013
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$2,676.0	$(1,163.7)	$1,512.3	$138.8	$1,651.1	$2,370.1	$(1,099.2)	$1,270.9	$218.9	$1,489.8	10.8%
Targeted Nutrition	924.1	(401.9)	522.2	47.9	570.1	850.2	(394.3)	455.9	78.5	534.4	6.7%
Energy, Sports and Fitness	219.7	(95.5)	124.2	11.4	135.6	196.3	(91.0)	105.3	18.1	123.4	9.9%
Outer Nutrition	140.5	(61.1)	79.4	7.3	86.7	120.9	(56.1)	64.8	11.2	76.0	14.1%
Literature, Promotional and Other(1)	116.2	3.1	119.3	6.0	125.3	104.2	5.5	109.7	9.6	119.3	5.0%

Total	$4,076.5	$(1,719.1)	$2,357.4	$211.4	$2,568.8	$3,641.7	$(1,635.1)	$2,006.6	$336.3	$2,342.9	9.6%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category

Net sales for all product categories increased for the three and six months ended June 30, 2014 as compared to the same periods in 2013. The growth factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,049.0 million and $2,060.5 million for the three and six months ended June 30, 2014, respectively, as compared to $972.0 million and $1,869.7 million for the same periods in 2013. As a percentage of net sales, gross profit for the three and six months ended June 30, 2014 increased to 80.3% and 80.2%, respectively, as compared to 79.7% and 79.8% for the same periods in 2013, or a favorable net increase of 60 and 40 basis points, respectively. The net 60 basis point increase for the three months ended June 30, 2014 as compared to the same period in 2013, was primarily due to the favorable impact of country mix, price increases and lower inventory write-downs partially offset by the unfavorable impact of foreign currency fluctuations and higher other costs. The net 40 basis point increase for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to the favorable impact of country mix and price increases partially offset by higher other costs.

Royalty Overrides

Royalty overrides were $390.8 million and $772.6 million for the three and six months ended June 30, 2014, respectively, as compared to $379.6 million and $743.6 million for the same periods in 2013. Royalty overrides as a percentage of net sales was 29.9% and 30.1% for the three and six months ended June 30, 2014, respectively, as compared to 31.1% and 31.7% for the same periods in 2013. Generally, this ratio varies slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $461.9 million and $964.0 million for the three and six months ended June 30, 2014, respectively, as compared to $400.1 million and $764.8 million for the same periods in 2013. Selling, general and administrative expenses as a percentage of net sales were 35.4% and 37.5% for the three and six months ended June 30, 2014, respectively, as compared to 32.8% and 32.6% for and the same periods in 2013.

The increase in selling, general and administrative expenses for the three months ended June 30, 2014 included higher variable expenses related to sales growth including $27.6 million in higher expenses related to China independent service providers; $7.0 million in higher advertising and sponsorship costs; $10.2 million in higher salaries, bonuses and benefits; and $5.1 million in expenses associated with the Federal Trade Commission’s (FTC) inquiry, partially offset by $3.5 million in expenses incurred during the comparative 2013 period related to the re-audit of the 2010-2012 financial statements.

The increase in selling, general and administrative expenses for the six months ended June 30, 2014 included $72.7 million in higher net foreign exchange loss primarily due to an $86.3 million net foreign exchange loss in 2014 related to the remeasurement of the Company’s Bolivar-denominated monetary assets and liabilities as compared to the $15.1 million net foreign exchange loss during the same period in 2013 related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela); higher variable expenses related to sales growth including $57.8 million in higher expenses related to China independent service providers; $11.2 million in higher advertising and sponsorship costs; $22.9 million in higher salaries, bonuses and benefits; and $6.0 million in expenses associated with the FTC inquiry, partially offset by $3.5 million in expenses incurred during the comparative 2013 period related to the re-audit of the 2010-2012 financial statements.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended June 30, 2014 and 2013, we recorded approximately $8.0 million and $8.1 million, respectively, of expenses related to this matter, which includes approximately $7.2 million and $7.1 million, respectively, of legal, advisory and other professional service fees. For the six months ended June 30, 2014 and 2013, we recorded approximately $12.3 million and $17.6 million, respectively, of expenses related to this matter, which includes approximately $11.2 million and $15.5 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(Dollars in millions)
Interest expense	24.2	7.5	41.9	14.3
Interest income	(2.8)	(2.0)	(5.5)	(3.4)

Net interest expense	$21.4	$5.5	$36.4	$10.9

The increase in net interest expense for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to higher weighted average interest rates on our senior secured credit facility and our issuance of $1.15 billion senior convertible notes in February 2014, including both cash and non-cash interest expense, discussed in Liquidity and Capital Resources below.

Other expense, net

The $3.2 million increase in the other expense, net, for the six months ended June 30, 2014, as compared to the same period in 2013, was due to the other than temporary impairment loss recognized on our investments in Bolivar-denominated bonds. This impairment loss was primarily due to using the less favorable SICAD I rate to remeasure our Bolivar-denominated investments as opposed to the previous CADIVI rate.

Income Taxes

Income taxes were $55.4 million and $90.2 million for the three and six months ended June 30, 2014, respectively, as compared to $43.6 million and $88.3 million for the same periods in 2013. The effective income tax rate was 31.6% and 31.7% for the three and six months ended June 30, 2014, respectively, as compared to 23.4% and 25.2% for the same periods in 2013. The increase in the effective tax rate for the three and six months ended June 30, 2014, as compared to the same periods in 2013, was primarily due to the inability to fully realize a tax benefit relating to Herbalife Ltd.’s interest expense and Herbalife Venezuela’s foreign exchange losses, the impact of changes in the geographic mix of our income, and a decrease in net benefits from discrete events, principally related to favorable tax audit settlements in the comparative 2013 periods.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $773.5 million cash and cash equivalents and our senior secured credit facility, which includes $194.6 million of undrawn capacity as of June 30, 2014, in addition to cash flow from operations, can be used to support general corporate purposes, including, our future share repurchases, dividends, and strategic investment opportunities.

We also have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2014 and December 31, 2013.

For the six months ended June 30, 2014, we generated $347.6 million of operating cash flow, as compared to $351.5 million for the same period in 2013. The decrease in cash generated from operations was primarily due to changes in working capital and lower net income offset by the higher non-cash interest and charges, which included the foreign exchange loss relating to Venezuela. The change in working capital included the higher payments to renew an annual insurance policy which increased prepaid expenses and other current assets balance, and the higher payment of the Mark Hughes bonus to members which reduced the royalty override balances.

Capital expenditures, including capital leases and accrued capital expenditures, for the six months ended June 30, 2014 and 2013 were $89.3 million and $56.2 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, management information systems, initiatives to develop web-based Member tools, and the expansion of our warehouse and sales centers. We expect to incur total capital expenditures of approximately $175 million to $195 million for the full year of 2014, which includes capital expenditures associated with the Winston-Salem, North Carolina facility that was acquired during December 2012 and has begun production.

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

Senior Secured Credit Facility

On March 9, 2011, we entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated our prior senior secured credit facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on our consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. We, based on our consolidated leverage ratio, pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates.

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

In February 2014, in connection with issuing the Convertible Notes described below, we amended the Credit Facility. Pursuant to this amendment, we amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail below. The amendment also increased by 0.50% the highest applicable margin payable by us in the event that our consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased our permitted consolidated total leverage ratio under the Credit Facility. We incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Credit Facility. On June 30, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 3.01% and 2.17%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of June 30, 2014 and December 31, 2013, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2014, we repaid a total amount of $18.8 million under the Credit Facility. During the three months ended June 30, 2014, we repaid a total amount of $18.8 million under the Credit Facility. Our cash and cash equivalents provided by our borrowings provide us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of June 30, 2014 and December 31, 2013, the U.S. dollar amount outstanding under the Credit Facility was $893.8 million and $931.3 million, respectively. Of the $893.8 million U.S. dollar amount outstanding under the Credit Facility as of June 30, 2014, $393.8 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2014 and December 31, 2013 under the Credit Facility.

We use our revolving credit facility to manage normal variations in cash created by significant cash items such as taxes, share repurchases, capital expenditures and other large cash flow items. Our revolving credit facility provides us with the ability to access significant funds on a timely basis. We repay outstanding balances from cash from operations.

Convertible Senior Notes

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes, or the Convertible Notes. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Holders of our Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, our common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share). We incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of our Convertible Notes. During February 2014, the Company also executed capped call and prepaid forward share repurchase transactions as discussed further below. The primary purpose of the issuance of the Convertible Notes was for share repurchase purposes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for a further discussion on the Convertible Notes.

Off-Balance Sheet Arrangements

At June 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

On February 18, 2014, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.4 million that was paid to shareholders on March 18, 2014.On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares as discussed below. There were no dividends declared and paid during the three months ended June 30, 2014. The aggregate total amount of dividends declared and paid during the three months ended June 30, 2013 was $30.9 million. The aggregate amount of dividends declared and paid during the six months ended June 30, 2014 and 2013 were $30.4 million and $61.8 million, respectively.

During the six months ended June 30, 2014, we received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to our (accumulated deficit) retained earnings. We did not receive any dividends during the three months ended June 30, 2014.

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

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of our Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, our total shareholders’ (deficit) equity within our consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014.

On May 6, 2014, we entered into an agreement with Merrill Lynch International to repurchase $266.0 million of our common shares, or the Repurchase Agreement. Under the terms of the Repurchase Agreement, we paid $266.0 million on May 7, 2014 and the agreement expired on June 30, 2014. We received an aggregate 4.3 million of our common shares under the Repurchase Agreement during May and June 2014. The total number of common shares repurchased under the Repurchase Agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the Repurchase Agreement.

During the three months ended March 31, 2014, we effectively repurchased approximately 9.9 million of our common shares through the Forward Transactions at an aggregate cost of approximately $685.8 million or an average cost of $69.02 per share. The 9.9 million common shares effectively purchased as a result of the Forward Transactions are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. During the three months ended June 30, 2014, we repurchased approximately 9.8 million of our common shares through open market purchases and under the Repurchase Agreement, at an aggregate cost of approximately $581.3 million or an average cost of $59.41 per share. As of June 30, 2014, the remaining authorized capacity under our share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

Capped Call Transactions

In connection with the issuance of Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call

Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, we in effect will only be exposed to potential net dilution once the market price of our common shares exceeds the adjusted cap price. As a result of the Capped Call Transactions, our total shareholders’ (deficit) equity within our consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Working Capital and Operating Activities

As of June 30, 2014 and December 31, 2013, we had positive working capital of $552.4 million and $720.9 million, respectively, or a decrease of $168.5 million. This decrease was primarily related to the decrease in our cash and cash equivalents, increases in accrued expenses and advanced sales deposits, partially offset by increases in prepaid expense and prepaid income tax, and decreases in accrued royalty and accrued compensation.

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

We plan to utilize the official rates to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed above, these alternative legal exchange mechanisms or less favorable official exchange mechanisms, such as SICAD II, could cause us to recognize significant foreign exchange losses if they are less favorable than the SICAD I rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To illustrate our sensitivity to potential future changes in the official rate, using unfavorable alternative legal exchange mechanisms or using the SICAD II mechanism to exchange Bolivars to U.S. dollars, if the exchange rate was approximately 50 Bolivars per U.S. dollar and this unfavorable exchange rate was used to convert our Bolivar denominated cash and cash equivalents as of June 30, 2014, our $152.6 million in Bolivar denominated cash and cash equivalents as of June 30, 2014, would be reduced by $120.2 million and we would incur $109.5 million of foreign exchange losses. If this unfavorable rate is used to remeasure Herbalife Venezuela’s financial statements in future periods and the extent to which we can increase local prices is restricted, this could negatively impact our future operating income and have an adverse impact to our Venezuelan business. This less favorable exchange rate is not necessarily representative of exchange rates which could be available to us for future exchanges and approximates the SICAD II rate that was published as of June 30, 2014. Our ability to access the official SICAD I and SICAD II exchange rates could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

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

Herbalife Venezuela’s net sales represented approximately 4% of our consolidated net sales for both the six months ended June 30, 2014 and 2013, and its total assets represented approximately 7% and 10% of our consolidated total assets as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

See the 2013 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of June 30, 2014.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2014, we sold products in 91 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, and the nature of the regulatory environment.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for the three and six months ended June 30, 2014, as compared to 0.2% and 0.3% for the same periods in 2013.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $40.1 million and $32.4 million to present them at their lower of cost or market in our consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both June 30, 2014 and December 31, 2013, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2014 and 2013, as their estimated fair value significantly exceeded their carrying amounts.

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

We account for foreign currency transactions in accordance with the FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2014 and December 31, 2013, the aggregate notional amounts of these contracts outstanding were approximately $251.7 million and $244.7 million, respectively. At June 30, 2014, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ (deficit) equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of June 30, 2014, we recorded assets at fair value of $0.9 million and liabilities at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, we recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and six months ended June 30, 2014 and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2014 and December 31, 2013.

As of June 30, 2014 and December 31, 2013, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two and three months as of June 30, 2014 and December 31, 2013, respectively. There were no foreign currency option contracts outstanding as of June 30, 2014 and December 31, 2013.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At June 30, 2014
Buy Chinese yuan sell Euro	8.59	$7.9	$0.1
Buy Euro sell Australian dollar	1.45	$4.4	$—
Buy Euro sell Chilean peso	754.41	$1.8	$—
Buy Euro sell Mexican peso	18.27	$146.6	$(2.7)
Buy Euro sell Malaysian ringgit	4.39	$3.0	$—
Buy Euro sell Philippine peso	59.95	$1.0	$—
Buy Euro sell U.S. dollar	1.36	$190.1	$1.2
Buy British pound sell Euro	0.80	$2.5	$—
Buy Malaysian ringgit sell U.S. dollar	3.21	$5.4	$—
Buy Taiwan dollar sell U.S. dollar	30.10	$14.6	$0.1
Buy U.S. dollar sell Argentine peso	11.31	$4.0	$(1.4)
Buy U.S. dollar sell Brazilian Real	2.41	$11.4	$(0.5)
Buy U.S. dollar sell Colombian peso	1,884.59	$9.2	$—
Buy U.S. dollar sell Euro	1.36	$150.7	$(0.7)
Buy U.S. dollar sell South Korean won	1,049.74	$16.5	$(0.5)

Total forward contracts		$569.1	$(4.4)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2014 and December 31, 2013, the total amount of our foreign subsidiary cash was $649.7 million and $567.4 million, respectively, of which $14.5 million and $6.8 million, respectively, was invested in U.S. dollars. At June 30, 2014 and December 31, 2013, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $123.8 million and $405.6 million, respectively.

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

Interest Rate Risk

As of June 30, 2014, the aggregate annual maturities of the Credit Facility were expected to be $43.8 million for the remainder of 2014, $100.0 million for 2015, and $750.0 million for 2016. The fair value of the Credit Facility approximated its carrying value of $893.8 million as of June 30, 2014. The fair value of the Credit Facility approximated its carrying value of $931.3 million as of December 31, 2013. The Credit Facility bears a variable interest rate, and on June 30, 2014 and December 31, 2013, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 3.01% and 2.17%, respectively. As of June 30, 2014, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $911.3 million and the carrying value was $944.2 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $8.9 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We estimate that, of our approximately 3.9 million independent Members, we had approximately 571,000 sales leaders as of June 30, 2014. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of Members for any reason, could negatively impact sales of our products, impair our ability to attract new Members and harm our financial condition and operating results.

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

In addition, our Members’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. For example, in May 2008 public allegations were made that certain of our products contain excessive amounts of lead thereby triggering disclosure and labeling requirements under California Proposition 65. Following an investigation, these allegations were publicly withdrawn by their initiator. While we have confidence in our products because they fall within FDA suggested guidelines as well as applicable state regulations for the amount of lead that consumers can safely ingest and do not believe they trigger disclosure or labeling requirements under California Proposition 65, negative publicity such as this can disrupt our business. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some multi-level marketing programs of other companies have been successfully challenged in the past, while other challenges to multi-level marketing programs of other companies have been defeated. Adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of multi-level marketing systems, in any other market in which we operate, could negatively impact our business. Additionally, Herbalife has been named as a defendant in a purported class action lawsuit filed April 8, 2013 in the U.S. District Court for the Central District of California (Bostick, et al., v. Herbalife International of America, Inc., et al) challenging the legality of our network marketing program under various state and federal laws. On May 30, 2013, we filed a motion to dismiss the lawsuit on a variety of grounds. On October 11, 2013, after plaintiff indicated his intention to dismiss certain claims brought under federal law, the Court denied our motion to dismiss the remaining state claims. On July 7, 2014, the complaint was amended to add additional plaintiffs. As of June 30, 2014, a class has not been certified. Trial on these state claims has been set to commence on April 21, 2015. We believe the suit is without merit and plan to defend the suit vigorously.

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

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms or less favorable official exchange mechanisms, such as SICAD II, which are significantly less favorable than the official SICAD I rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If any of these events were to occur, it could result in a significant negative impact to our consolidated earnings, cash and cash equivalents and present and future cash flows.

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

Anyone who is able to circumvent our security measures could misappropriate confidential or proprietary information, including that of third parties such as our Members, cause interruption in our operations, damage our computers or otherwise damage our reputation and business. We may need to expend significant resources to protect against security breaches or to address problems caused by such breaches. Any actual security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability under various laws and regulations. In addition, employee error or malfeasance or other errors in the storage, use or transmission of any such information could result in a disclosure to third parties. If this should occur we could incur significant expenses addressing such problems. Since we collect and store Member and vendor information, including credit card information, these risks are heightened.

Since we rely on independent third parties for the manufacture and supply of certain of our products, if these third parties fail to reliably supply products to us at required levels of quality and which are manufactured in compliance with applicable laws, including the dietary supplement and OTC drug cGMPs, then our financial condition and operating results would be harmed.

The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and certain of our top selling products which are produced in our manufacturing facility located in Lake Forest, California. It is the Company’s intention to expand the capacity of its existing manufacturing facilities, and add additional facilities, to produce additional products for our North America and international markets. In December of 2012 we purchased a facility in Winston-Salem, North Carolina that has begun production and are in the process of refurbishing this facility to become our largest finished goods manufacturing facility. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations and while efforts are being made to ensure a smooth transition we cannot assure you that the transition from our third party contract manufacturers to this new Herbalife facility will not result in possible inventory shortages. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

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

We may use from time to time a certain amount of cash in order to satisfy the obligations relating to our convertible notes. The maturity or conversion of any of our convertible notes may adversely affect our financial condition and operating results, which could adversely affect the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

In February 2014, we issued convertible notes due 2019, or the Convertible Notes, in the aggregate principal amount of $1.15 billion. At maturity, we will have to pay the holders of the Convertible Notes the full aggregate principal amount of the Convertible Notes then outstanding.

Holders of our Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, which we refer to as the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. The Convertible Notes are net-share settled. If one or more holders elect to convert their Convertible Notes when conversion is permitted, we could be required to make cash payments equal to the par amount of each Convertible Note, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, because our Convertible Notes are net-share settled, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. The requirement to pay cash upon conversion of the Convertible Notes or any adverse accounting treatment of the Convertible Notes may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

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

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into the Forward Transactions with the Forward Counterparties pursuant to which we purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of our Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, our total shareholders’ (deficit) equity within our consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity.

On May 6, 2014, we entered into an agreement with Merrill Lynch International to repurchase $266.0 million of our common shares pursuant to the Repurchase Agreement. Under the terms of the Repurchase Agreement, we paid $266.0 million on May 7, 2014 and the agreement expired on June 30, 2014. We received an aggregate 4.3 million of our common shares under the Repurchase Agreement during May and June 2014. The total number of common shares repurchased under the Repurchase Agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the Repurchase Agreement.

The following is a summary of our repurchases of common shares during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30	5,502,971	$57.30	5,502,971	$498,900,592
May 1 — May 31	1,850,000	$62.11	1,850,000	$383,992,821
June 1 — June 30	2,432,565	$62.11	2,432,565	$232,900,592

	9,785,536	$59.41	9,785,536	$232,900,592

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(q	)

4.1	Form of Share Certificate	(c	)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(s	)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to exhibit 4.2 hereto)	(s	)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.7#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)

10.8#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)

10.9#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.10#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)

10.11#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)

10.12	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a	)

10.13#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)

10.14	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b	)

10.15#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(b	)

10.16#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(d	)

10.17#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(h	)

10.18#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(h	)

10.19#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e	)

10.20#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l	)

10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l	)

Exhibit Number	Description	Reference

10.22#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(l	)

10.23#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(l	)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(l	)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(l	)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(o	)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(o	)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(o	)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(o	)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(o	)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(o	)

10.32#	Herbalife Ltd. Employee Stock Purchase Plan	(p	)

10.33#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(p	)

10.34#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(p	)

10.35#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(p	)

10.36#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(p	)

10.37#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	*

10.38#	Form of Independent Directors Stock Appreciation Right Award Agreement	(f	)

10.39#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(f	)

10.40#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(g	)

10.41#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(j	)

10.42#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010	(i	)

10.43#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010	(j	)

10.44#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h	)

10.45#	Amended and Restated Non-Management Directors Compensation Plan	(h	)

10.46#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(h	)

10.47#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(k	)

Exhibit Number	Description	Reference

10.48#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(k	)

10.49	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(l	)

10.50	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(o	)

10.51#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(m	)

10.52#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(n	)

10.53	Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(r	)

10.54	Form of Forward Share Repurchase Confirmation	(s	)

10.55	Form of Base Capped Call Confirmation	(s	)

10.56	Form of Additional Capped Call Confirmation	(s	)

10.57#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(s	)

10.58	Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.	(t	)

10.59#	Herbalife Ltd. 2014 Stock Incentive Plan.	(u	)

10.60	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(e)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(f)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(g)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(i)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(k)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(m)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(o)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(p)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(q)	Previously filed on October 28, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and is incorporated herein by reference.
(r)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(s)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(t)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(u)	Previously filed on May 8, 2014 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-195798) and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: July 28, 2014