Form 10-Q
period 2014-09-30
HERBALIFE LTD.
filed 2014-11-03
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of registrant’s common shares outstanding as of October 29, 2014 was 91,799,867.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$678,134	$972,974
Receivables, net of allowance for doubtful accounts of $2,351 (2014) and $2,211 (2013)	100,560	100,326
Inventories	367,827	351,201
Prepaid expenses and other current assets	208,589	148,774
Deferred income taxes	81,722	69,845

Total current assets	1,436,832	1,643,120

Property, at cost, net of accumulated depreciation and amortization of $394,144 (2014) and $327,864 (2013)	358,983	318,860
Deferred compensation plan assets	27,102	26,821
Deferred financing costs, net	23,837	4,896
Other assets	101,730	63,713
Marketing related intangibles and other intangible assets, net	310,524	310,801
Goodwill	105,490	105,490

Total assets	$2,364,498	$2,473,701

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$93,561	$82,665
Royalty overrides	257,775	266,952
Accrued compensation	85,451	111,905
Accrued expenses	273,074	267,501
Current portion of long-term debt	100,000	81,250
Advance sales deposits	89,499	68,079
Income taxes payable	28,674	43,826

Total current liabilities	928,034	922,178

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,727,919	850,019
Deferred compensation plan liability	41,805	37,226
Deferred income taxes	25,719	66,026
Other non-current liabilities	61,582	46,806

Total liabilities	2,785,059	1,922,255

CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 91.9 million (2014) and 101.1 million (2013) shares outstanding	92	101
Paid-in-capital in excess of par value	406,822	323,860
Accumulated other comprehensive loss	(58,785)	(19,794)
(Accumulated deficit) retained earnings	(768,690)	247,279

Total shareholders’ (deficit) equity	(420,561)	551,446

Total liabilities and shareholders’ (deficit) equity	$2,364,498	$2,473,701

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands, except per share amounts)
Product sales	$1,156,943	$1,062,962	$3,514,415	$3,069,581
Shipping & handling revenues	99,221	150,581	310,598	486,848

Net sales	1,256,164	1,213,543	3,825,013	3,556,429
Cost of sales	254,941	238,415	763,327	711,616

Gross profit	1,001,223	975,128	3,061,686	2,844,813
Royalty overrides	363,859	373,241	1,136,452	1,116,821
Selling, general & administrative expenses	609,722	409,747	1,573,701	1,174,574

Operating income	27,642	192,140	351,533	553,418
Interest expense, net	19,864	4,726	56,231	15,658
Other expense, net	9,831	—	12,992	—

(Loss) income before income taxes	(2,053)	187,414	282,310	537,760
Income taxes	(13,301)	45,464	76,902	133,775

NET INCOME	$11,248	$141,950	$205,408	$403,985

Earnings per share:
Basic	$0.14	$1.39	$2.34	$3.92
Diluted	$0.13	$1.32	$2.22	$3.75
Weighted average shares outstanding:
Basic	81,927	102,200	87,754	103,096
Diluted	86,201	107,777	92,619	107,759
Dividends declared per share	—	$0.30	$0.30	$0.90

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In thousands)
Net income	$11,248	$141,950	$205,408	$403,985
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $(822) and $(1,799) for the three months ended September 30, 2014 and 2013, respectively, and $720 and $(3,610) for the nine months ended September 30, 2014 and 2013, respectively	(39,899)	15,025	(39,717)	(2,906)
Unrealized gain on derivatives, net of income taxes of $500 and $(214) for the three months ended September 30, 2014 and 2013, respectively, and $186 and $1,490 for the nine months ended September 30, 2014 and 2013, respectively	3,996	1,887	821	7,230
Unrealized loss on available-for-sale investments, net of income taxes of $(121) and $(51) for the three and nine months ended September 30, 2014, respectively	(225)	—	(95)	—

Total other comprehensive (loss) income	(36,128)	16,912	(38,991)	4,324

Total comprehensive (loss) income	$(24,880)	$158,862	$166,417	$408,309

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205,408	$403,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,191	63,207
(Excess) deficiency in tax benefits from share-based payment arrangements	(4,176)	2,586
Share-based compensation expenses	34,431	21,882
Non-cash interest expense	31,179	1,937
Deferred income taxes	(59,022)	(7,532)
Inventory write-downs	17,729	17,536
Unrealized foreign exchange transaction loss (gain)	4,032	585
Foreign exchange loss relating to Venezuela	200,294	15,116
Impairments and write-downs relating to Venezuela	27,514	—
Other	3,060	1,661
Changes in operating assets and liabilities:
Receivables	(5,388)	1,624
Inventories	(58,724)	(37,311)
Prepaid expenses and other current assets	(59,211)	(15,330)
Other assets	(8,794)	(678)
Accounts payable	15,407	8,569
Royalty overrides	4,385	13,959
Accrued expenses and accrued compensation	11,822	65,868
Advance sales deposits	27,446	27,038
Income taxes	(11,665)	(13,313)
Deferred compensation plan liability	4,579	5,595

NET CASH PROVIDED BY OPERATING ACTIVITIES	449,497	576,984

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(139,970)	(91,782)
Proceeds from sale of property, plant and equipment	23	121
Investments in Venezuelan bonds	(11,818)	—

NET CASH USED IN INVESTING ACTIVITIES	(151,765)	(91,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30,400)	(92,651)
Dividends received	3,416	—
Payments for Capped Call Transactions	(123,825)	—
Borrowings from senior secured credit facility and other debt	—	763,232
Proceeds from senior convertible notes	1,150,000	—
Principal payments on senior secured credit facility and other debt	(56,250)	(300,733)
Issuance costs relating to long-term debt and senior convertible notes	(28,927)	—
Share repurchases	(1,278,420)	(275,821)
Excess (deficiency in) tax benefits from share-based payment arrangements	4,176	(2,586)
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	2,401	975

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(357,829)	92,416

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(234,743)	(18,725)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(294,840)	559,014
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	972,974	333,534

CASH AND CASH EQUIVALENTS, END OF PERIOD	$678,134	$892,548

CASH PAID DURING THE PERIOD
Interest paid	$31,512	$18,005

Income taxes paid	$152,698	$163,843

NON CASH ACTIVITIES
Accrued capital expenditures	$10,939	$7,705

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. As of September 30, 2014, the Company sold its products to and through a network of 3.9 million independent members, or Members, which included 0.2 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2013 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, or the 2013 10-K. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. GAAP management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable), and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

Venezuela

Herbalife Venezuela, the Company’s Venezuelan subsidiary, currently imports its products into Venezuela. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, the Company’s Bolivar-denominated cash and cash equivalents have accumulated, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for the Company’s Venezuela business, with high inflation, price controls, and the risk that the government will further devalue the Bolivar.

In February 2013, the Venezuela government announced that it had devalued the Bolivar and eliminated the SITME regulated foreign exchange system. The SITME rate of 5.3 Bolivars per U.S. dollar was eliminated and the alternative CADIVI rate was devalued from 4.3 to 6.3 Bolivars per U.S. dollar. The Company recognized approximately $15.1 million of net foreign exchange losses within its condensed consolidated statement of income for the nine months ended September 30, 2013 as a result of remeasuring its Bolivar denominated monetary assets and liabilities at the CADIVI rate of 6.3 Bolivars per U.S. dollar.

In March 2013, the Venezuelan government also announced the introduction of an additional exchange mechanism, or SICAD I. During the fourth quarter of 2013, the Company received an approval through the SICAD I mechanism to exchange approximately 6.8 million Bolivars, or approximately $1.1 million U.S. dollars remeasured using the CADIVI rate, for a distribution of approximately $0.6 million in U.S. dollars, resulting in a foreign exchange loss of approximately $0.5 million, or an effective exchange rate of 11.3 Bolivars per U.S. dollar.

During the first quarter of 2014, the Venezuelan government announced the establishment of CENCOEX, which replaced the previous foreign exchange commission, CADIVI. Also, during the first quarter of 2014, the government announced that additional activities, such as the processing of dividend payments, which were previously administered by CADIVI, were now required to be processed at the SICAD I rate. During March 2014, the government introduced an additional exchange mechanism known as SICAD II. During March 2014, the Company submitted a SICAD II bid to exchange its 5.3 million Bolivars for $0.1 million U.S. dollars which was approved and resulted in the Company recognizing a $0.7 million U.S. dollar foreign exchange loss at an effective exchange rate of approximately 56.2 Bolivars per U.S. dollar. As of March 31, 2014, there was limited information published around the SICAD II mechanism, and it was difficult to determine how the mechanism functioned and if the mechanism had any volume constraints.

Based on the events above and the Company’s facts and circumstances at that time, the Company remeasured its financial statements at the SICAD I rate of 10.7 Bolivars per U.S. dollar at March 31, 2014. As a result of using the less favorable SICAD I rate for remeasurement, during the three months ended March 31, 2014 the Company’s cash and cash equivalents were reduced by approximately $96.0 million, and the Company recognized $86.1 million of foreign exchange losses in selling, general & administrative expenses within its condensed consolidated statement of income.

During the second and third quarters of 2014, the Company did not receive any approvals for U.S. dollars using the SICAD I and SICAD II mechanisms. The Company recognized $0.2 million and $17.1 million in foreign exchange losses relating to unfavorable changes in the SICAD I rate during the three months ended June 30, 2014 and the three months ended September 30, 2014, respectively.

In October 2014, the Company received an approval to exchange Bolivars for a small amount of U.S. dollars at the SICAD II rate, and in future periods the Company intends to continue applying for U.S. dollars using the SICAD II mechanism on a regular basis. Conversely, the Company’s ability to convert its Bolivars to U.S. dollars at the SICAD I rate has not improved in recent periods nor is the Company confident that it will improve in future periods. Furthermore, Herbalife Venezuela formally initiated local manufacturing efforts, including the execution of a local manufacturing agreement in October 2014 that should, over time, reduce the Company’s U.S. dollar-denominated product importations and increase its Bolivar-denominated purchases from local Venezuela manufacturers. This expected decrease in future U.S. dollar importations will further reduce the Company’s future potential eligibility to access the SICAD I mechanism. Accordingly, at September 30, 2014, the Company remeasured its financial statements at the SICAD II rate of 50.0 Bolivars per U.S. dollar and recognized $98.0 million in additional foreign exchange losses. As a result of using the less favorable SICAD II rate, the Company’s cash and cash equivalents on its condensed consolidated balance sheet were reduced by approximately $102.5 million and the Company recognized $7.6 million of inventory write downs in cost of sales and $7.0 million of long lived asset impairments in selling, general & administrative expenses within its condensed consolidated statement of income during the current period.

Due to the evolving foreign exchange control environment in Venezuela, it is possible that the Company’s ability to access certain foreign exchange mechanisms, including the SICAD I and SICAD II exchange mechanisms, could change in future periods which may have an impact on the rate the Company uses to remeasure Herbalife Venezuela’s Bolivar-denominated assets and liabilities. Since the Company is using the unfavorable SICAD II rate for remeasurement purposes, any future U.S. dollars obtained through the SICAD I mechanism could have a positive impact on the Company’s consolidated net earnings. In addition, devaluations of the SICAD II rate, or U.S. dollars obtained through less favorable alternative legal exchange mechanisms, could have a negative impact on the Company’s consolidated net earnings. The Company is closely monitoring the SICAD I and SICAD II exchange mechanisms as they continue to evolve.

As of September 30, 2014, the Company’s net monetary assets and liabilities denominated in Bolivars were approximately $31.4 million, and included approximately $32.4 million in Bolivar-denominated cash and cash equivalents. These Bolivar-denominated assets and liabilities were remeasured at the SICAD II rate. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published SICAD II rate may not accurately represent the amount of U.S. dollars that the Company will ultimately realize. Herbalife Venezuela’s net sales represented approximately 3% and 5% of the Company’s consolidated net sales for the nine months ended September 30, 2014 and 2013, respectively, and its total assets represented approximately 2% and 10% of the Company’s consolidated total assets as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the majority of Herbalife Venezuela’s total assets consisted of Bolivar-denominated cash and cash equivalents.

Investments in Bolivar-Denominated Bonds

During the three and nine months ended September 30, 2014, the Company invested in additional Bolivar denominated bonds with a purchase price of 48.0 million and 113.4 million Bolivars, respectively, or approximately $4.2 million and $11.8 million, respectively, using the applicable Bolivar to U.S. dollar exchange rates when the bonds were purchased. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds is determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. During the three months and nine months ended September 30, 2014, the Company did not sell any of its bonds.

The Company’s investments in Bolivar denominated bonds as of September 30, 2014 are summarized as follows:

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
		(In thousands)
Investments in Venezuelan bonds	$2,835	$—	$—	$—	$2,835

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; when applicable, the foreign exchange rates that are available to the Company; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written-down to fair value, and a loss is recognized in other expense, net in the Company’s condensed consolidated income statement. Other-than-temporary impairments relating to available-for-sale securities for the three and nine months ended September 30, 2014 was $9.8 million and $13.0 million, respectively, which were primarily due to unfavorable foreign exchange rates.

The amortized cost and estimated fair value of these bonds as of September 30, 2014 by contractual maturity are as follows:

	Amortized Cost	Estimated Market Value
	(In thousands)
Contractual Maturity
Due in 1 year or less	$—	$—
Due in 1-2 years	—	—
Due in 2-5 years	—	—
Due after 5 years	2,835	2,835

Total investments	$2,835	$2,835

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

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market. The following are the major classes of inventory:

	September 30, 2014	December 31, 2013
	(In millions)
Raw materials	$38.9	$23.1
Work in process	3.4	2.8
Finished goods	325.5	325.3

Total	$367.8	$351.2

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
	(In millions)
Borrowings under the senior secured credit facility	$875.0	$931.3
Convertible senior notes, carrying value of liability component	952.9	—

Total	1,827.9	931.3
Less: current portion	100.0	81.3

Long-term portion	$1,727.9	$850.0

Senior Secured Credit Facility

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated its prior senior secured credit facility, or the Prior Credit Facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, the one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates.

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

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 10, Shareholders’ (Deficit) Equity. The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Credit Facility. On September 30, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.91% and 2.17%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2014 and December 31, 2013, the Company was compliant with its debt covenants under the Credit Facility.

During the three months ended March 31, 2014, the Company repaid a total amount of $18.8 million under the Credit Facility. During the three months ended June 30, 2014, the Company repaid a total amount of $18.8 million under the Credit Facility. During the three months ended September 30, 2014, the Company repaid a total amount of $18.8 million under the Credit Facility. As of September 30, 2014, and December 31, 2013, the U.S. dollar amount outstanding under the Credit Facility was $875.0 million and $931.3 million, respectively. Of the $875.0 million U.S. dollar amount outstanding under the Credit Facility as of September 30, 2014, $375.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of September 30, 2014 and December 31, 2013 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of September 30, 2014, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

Convertible Senior Notes

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of Convertible Notes. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share).

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

As of September 30, 2014, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount was $197.1 million, and the carrying amount of the liability component was $952.9 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of September 30, 2014, the fair value of the liability component relating to the Convertible Notes was approximately $803.4 million. At September 30, 2014, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield as of September 30, 2014, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the three and nine months ended September 30, 2014, the Company recognized $15.4 million and $39.4 million, respectively, of interest expense relating to the Convertible Notes, which included $8.7 million and $22.0 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $2.4 million, respectively, relating to amortization of deferred financing costs. The Company’s total interest expense, including the Credit Facility, was $24.0 million and $6.7 million for the three months ended September 30, 2014 and 2013, respectively, and $66.0 million and $21.1 million for the nine months ended September 30, 2014 and 2013, respectively, which was recognized within its condensed consolidated statement of income.

As of September 30, 2014, the aggregate annual maturities of the Credit Facility were expected to be $25.0 million for the remainder of 2014, $100.0 million for 2015, and $750.0 million for 2016. The $1.15 billion Convertible Notes are due 2019.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $85 million, translated at the September 30, 2014 spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by the Company in April 2012. The response challenged the assertions that the Company made in its August 2011 filing. Litigation in this case is currently ongoing.

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

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $22 million, translated at the September 30, 2014 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company intends to appeal this decision. In October 2014, the Company issued a surety bond in the amount of $23.6 million, translated at the September 30, 2014 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Mexican Tax Administration Service has requested information related to the Company’s 2010 year. This information has been provided. In addition, the Mexican Tax Administration Service requested information related to the Company’s 2012 year. The Company is in the process of responding to this request.

The Company received an assessment from the Spanish Tax Authority in an amount equivalent to approximately $4.1 million, translated at the September 30, 2014 spot rate, for withholding taxes, interest and penalties related to payments to Spanish Members for the 2003-2004 periods. The Company appealed the assessment to the National Appellate Court (Audiencia Nacional). Based on the ruling of the National Appellate Court, substantially all of the assessment was nullified. The Company began withholding taxes on payments to Spanish Members for the 2012 year. If the Spanish Tax Authority raises the same issue in later years, the Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $3.5 million, translated at the September 30, 2014 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. The Company has appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal) as it believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $6.8 million, translated at the September 30, 2014 spot rate, for social contributions, interest and penalties related to payments to Italian Members from 2002 through 2005. The Company has filed a writ with the Rome Labor Court appealing the order and the Social Security Authority filed a response brief. At a hearing on July 12, 2012, the Social Security Authority announced its intention to withdraw their claim as well as the order to pay the assessment. A hearing on this matter is scheduled for December 23, 2014. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company received a tax assessment in August 2014, from one of the Indian VAT authorities in an amount equivalent to approximately $6.3 million, translated at the September 30, 2014 spot rate, related to VAT for the years ended March 31, 2011 and March 31, 2012. The Company has initiated an administrative tax appeal as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the 2009-2014 period. If an assessment is issued, the Company would be required to pay the amount requested in order to appeal the assessment. Based on the Company’s analysis and guidance from its advisors, the Company does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss.

Bostick, et al., v. Herbalife Int’l of Am., Inc., et al. On April 8, 2013, Herbalife Ltd. and certain of its subsidiaries were named as defendants in a suit filed in the U.S. District Court for the Central District of California, challenging Herbalife’s marketing practices and business structure under California laws prohibiting “endless chain schemes,” unfair and deceptive business practices, and false advertising, as well as federal RICO statutes. On July 7, 2014, the complaint was amended to add additional plaintiffs. The plaintiffs seek damages in an unspecified amount. The federal RICO claim was dismissed and a class has not been certified to date. The remaining claims are proceeding, and a trial has been set to commence on April 21, 2015. While the Company continues to believe the suit is without merit, and without in any way admitting liability or wrongdoing, the Company and the plaintiffs have agreed on the principal terms of a settlement and continue to work cooperatively to negotiate a stipulation of settlement. Under the terms of the settlement, the Company would (i) pay $15 million into a fund to be distributed to qualified claimants and (ii) accept up to a maximum amount of $2.5 million in product returns from qualified claimants. Any settlement would be subject to the preliminary and final approval of the court. As of September 30, 2014, these amounts were adequately reserved for in the Company’s financial statements.

        In re Herbalife, Ltd. Securities Litigation (formerly captioned Awad v. Herbalife Ltd., et al.). On April 14, 2014, Herbalife Ltd. and certain of its officers were named as defendants in a purported stockholder class action, filed in the U.S. District Court for the Central District of California and asserting claims under the Securities Exchange Act of 1934. The complaint alleged that the Company and certain officers made material misstatements concerning the Company’s finances and business practices, and contended that the Company is operating a pyramid scheme. The initial complaint sought to represent a class of investors that had purchased shares of our common stock between May 4, 2010 and April 11, 2014. On July 30, 2014, the Court approved the appointment of different shareholders as lead plaintiffs and approved their selection of counsel. On September 18, 2014, these lead plaintiffs filed an Amended Class Action Complaint for Violation of the Federal Securities Laws against the Company, and certain of its officers. The Amended Complaint brings claims for unspecified damages under the Securities Exchange Act of 1934, as amended, alleges that the defendants made material misstatements that “fundamentally misrepresented the nature, scope and legality of the Company’s business and operations to consumers and investors alike,” and further alleges that the Company is one of “the most sophisticated pyramid schemes in history.” The lead plaintiffs seek to represent a class of all persons or entities that purchased shares of our common stock between February 23, 2011 and July 29, 2014. Defendants’ motion to dismiss all claims in the Amended Complaint will be filed on or about November 3, 2014. The Company intends to vigorously defend this purported class action suit.

U.S. Federal Trade Commission Civil Investigative Demand. In March 2014, the Company received from the U.S. Federal Trade Commission (the “FTC”) a Civil Investigative Demand (a “CID”) relating to the FTC’s confidential investigation of whether the Company has complied with federal law in the advertising, marketing, or sale of business opportunities. Pursuant to the CID, the FTC has requested from the Company documents and other information for the time period commencing January 1, 2009 to the present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.

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

As of September 30, 2014, the Company sold products in 91 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$218.4	$223.6	$705.7	$681.5
Mexico	143.9	141.2	435.2	419.8
South Korea	121.3	111.5	338.2	333.5
Others	591.3	600.5	1,858.7	1,798.3

Total Primary Reporting Segment	1,074.9	1,076.8	3,337.8	3,233.1
China	181.3	136.7	487.2	323.3

Total Net Sales	$1,256.2	$1,213.5	$3,825.0	$3,556.4

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$90.3	$90.7	$296.1	$284.9
Mexico	64.3	65.1	189.8	187.7
South Korea	65.3	57.8	183.6	169.4
Others	256.1	265.7	817.7	797.2

Total Primary Reporting Segment	476.0	479.3	1,487.2	1,439.2
China	161.3	122.6	438.0	288.9

Total Contribution Margin	$637.3	$601.9	$1,925.2	$1,728.1

Selling, general and administrative expenses(2)	609.7	409.7	1,573.7	1,174.6
Interest expense, net	19.9	4.7	56.2	15.7
Other expense, net	9.8	—	13.0	—

(Loss) income before income taxes	(2.1)	187.5	282.3	537.8
Income taxes	(13.3)	45.5	76.9	133.8

Net Income	$11.2	$142.0	$205.4	$404.0

Net sales by product line:
Weight Management	805.1	$772.9	$2,456.2	$2,262.7
Targeted Nutrition	281.8	280.7	851.9	815.1
Energy, Sports and Fitness	67.1	65.5	202.7	188.9
Outer Nutrition	43.3	36.4	130.0	112.4
Literature, promotional and other(3)	58.9	58.0	184.2	177.3

Total Net Sales	$1,256.2	$1,213.5	$3,825.0	$3,556.4

Net sales by geographic region:
North America	223.6	$228.7	$722.0	$697.6
Mexico	143.9	141.2	435.2	419.8
South and Central America	205.2	241.2	653.2	683.1
EMEA	204.4	181.7	642.9	537.6
Asia Pacific	297.8	284.0	884.5	895.0
China	181.3	136.7	487.2	323.3

Total Net Sales	$1,256.2	$1,213.5	$3,825.0	$3,556.4

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $86.6 million and $61.0 million for the three months ended September 30, 2014 and 2013, respectively, and totaling $229.1 million and $145.7 million for the nine months ended September 30, 2014 and 2013, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of September 30, 2014 and December 31, 2013, total assets for the Company’s Primary Reporting Segment were $2,048.7 million and $2,253.7 million, respectively. Total assets for the China segment were $315.8 million and $220.0 million as of September 30, 2014 and December 31, 2013, respectively. As of both September 30, 2014 and December 31, 2013, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $102.4 million. Goodwill allocated to the China segment was $3.1 million as of both September 30, 2014 and December 31, 2013.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2013 10-K. During the nine months ended September 30, 2014, the Company granted stock awards subject to service conditions and to service and performance conditions, consisting of stock appreciation rights, or SARs, and stock units, each with vesting terms fully described in the 2013 10-K.

For the three months ended September 30, 2014 and 2013, share-based compensation expense amounted to $11.0 million and $6.6 million, respectively. For the nine months ended September 30, 2014 and 2013, share-based compensation expense amounted to $34.4 million and $21.9 million, respectively. As of September 30, 2014, the total unrecognized compensation cost related to all non-vested stock awards was $64.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

The following tables summarize the activity under all share-based compensation plans for the nine months ended September 30, 2014:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2013(2) (3) (4)	12,143	$33.24	5.3 years	$552.9
Granted	1,610	$59.56
Exercised	(832)	$21.05
Forfeited	(99)	$58.55

Outstanding at September 30, 2014(2) (3) (4)	12,822	$37.14	5.2 years	$172.3

Exercisable at September 30, 2014(2) (5)	8,238	$25.57	3.7 years	$169.3

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 1.5 million market condition SARs.
(3)	Includes 0.9 million market and performance condition SARs.
(4)	Includes 0.4 million and 1.0 million performance condition SARs as of December 31, 2013 and September 30, 2014, respectively.
(5)	Includes 0.1 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2014 was $20.88. There were no SARs granted during the three months ended September 30, 2013. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2014 and 2013 was $25.71 and $11.85, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended September 30, 2014 and 2013 was $2.4 million and $0.1 million, respectively. The total intrinsic value of stock options and SARs exercised during the nine months ended September 30, 2014 and 2013 was $37.4 million and $0.3 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2013	144.5	$14.36
Granted	28.1	$59.98
Vested	(134.6)	$10.76
Forfeited	(4.1)	$38.58

Outstanding and nonvested at September 30, 2014	33.9	$63.61

The total vesting date fair value of stock units which vested during the three months ended September 30, 2014 and 2013, was $0.2 million and $0.4 million, respectively. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2014 and 2013, was $8.7 million and $7.2 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ (deficit) equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of September 30, 2014 and December 31, 2013, the Company had $21.1 million and $15.4 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were a benefit of $13.3 million on a pretax loss of $2.1 million and an expense of $76.9 million on pretax income of $282.3 million for the three and nine months ended September 30, 2014, respectively, as compared to an expense of $45.5 million on pretax income of $187.4 million and an expense of $133.8 million on pretax income of $537.8 million for the same periods in 2013, respectively. The income tax benefit recognized during the three months ended September 30, 2014 results primarily from applying a reduced estimated annual effective income tax rate to year-to-date pre-tax income and incorporating benefits from discrete events. The estimated annual effective income tax rate as of the third quarter was reduced from the estimated annual effective income tax rate as of the second quarter primarily as a result of the ability to fully realize a tax benefit relating to Herbalife Venezuela’s foreign exchange losses. The effective income tax rate was 647.9% and 27.2% for the three and nine months ended September 30, 2014, respectively, as compared to 24.3% and 24.9% for the same periods in 2013. The Company recorded a tax benefit in excess of the third quarter pretax loss primarily as a result of the application of the reduced estimated annual effective income tax rate to the year to date pretax income. This resulted in a disproportionately large effective tax rate for the quarter as compared to the same period in 2013. The increase to the effective tax rate for the nine months ended September 30, 2014, as compared to the same period in 2013, is primarily due to the decrease in net benefits from discrete events, principally related to favorable tax audit settlements in the comparative 2013 period, and the inability to realize a tax benefit from Herbalife Ltd.’s interest expense, partially offset by the ability to fully realize a tax benefit resulting from Herbalife Venezuela’s foreign exchange loss and the impact of changes in the geographic mix of the Company’s income.

As of September 30, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $44.3 million. If the total amount of unrecognized tax benefits was recognized, $36.1 million of unrecognized tax benefits, $5.0 million of interest and $1.0 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.6 million within the next twelve months. Of this possible decrease, $6.0 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $4.6 million would be due to the expiration of statute of limitations in various jurisdictions.

9. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company previously engaged in an interest rate hedging strategy for which the hedged transactions were the forecasted interest payments on the Credit Facility. The hedged risk was the variability of forecasted interest rate cash flows, where the hedging strategy involved the purchase of interest rate swaps. These interest rate swaps expired in July 2013 and the Company has not entered into new interest swap arrangements as of September 30, 2014.

Foreign Currency Instruments

The Company also designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income. The Company uses freestanding foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

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

As of September 30, 2014 and December 31, 2013, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $241.0 million and $244.7 million, respectively. At September 30, 2014, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of September 30, 2014, the Company recorded assets at fair value of $9.5 million and liabilities at fair value of $7.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, the Company recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2014, and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2014, and December 31, 2013.

As of September 30, 2014 and December 31, 2013, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within three months as of September 30, 2014 and December 31, 2013. As of September 30, 2014, the Company had aggregate notional amounts of approximately $641.0 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and nine months ended September 30, 2014 and 2013:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$6.2	$0.2	$4.2	$3.2

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2014 and 2013:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(1.0)	$(1.4)	$(3.6)	$(4.0)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(16.2)	$8.8	$(23.8)	$3.6

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) represent the amounts excluded from the assessment of hedge effectiveness. There were no ineffective amounts recorded for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2014 and 2013:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended		For the Nine Months Ended
		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$1.7	$(1.1)	$3.2	$(3.2)
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	—	$(0.2)	—	$(0.3)
Interest rate swaps	Interest expense, net	—	$(0.2)	—	$(2.0)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of September 30, 2014, and December 31, 2013.

10. Shareholders’ (Deficit) Equity

Changes in shareholders’ (deficit) equity for the nine months ended September 30, 2014 were as follows (in thousands):

Total shareholders’ equity as of December 31, 2013	$551,446
Net income	205,408
Issuance of common shares from exercise of stock options, SARs, restricted stock grants, and employee stock purchase plan	2,401
Excess tax benefit from exercise of stock options, SARs and restricted stock grants	4,176
Additional capital from share-based compensation	34,431
Repurchases of common shares, including Forward Transactions	(1,278,420)
Allocation to additional paid-in capital due to issuance of the Convertible Notes and Forward Transactions.	249,797
Reduction in additional paid-in capital from the Capped Call Transactions	(123,825)
Dividends paid and received, net	(26,984)
Foreign currency translation adjustment, net of income taxes	(39,717)
Unrealized gain on derivatives, net of income taxes	821
Unrealized loss on available-for-sale investments, net of income taxes	(95)

Total shareholders’ deficit as of September 30, 2014	$(420,561)

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

On February 18, 2014, the Company announced that its board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.4 million that was paid to shareholders on March 18, 2014. On April 28, 2014, the Company announced that its board of directors approved terminating the Company’s quarterly cash dividend and instead utilizing the cash to repurchase additional common shares as discussed below. There were no dividends declared and paid during the three months ended June 30, 2014 or the three months ended September 30, 2014. The aggregate total amount of dividends declared and paid during the three months ended September 30, 2013 was $30.8 million. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2014 and 2013 were $30.4 million and $92.6 million, respectively.

During the nine months ended September 30, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its (accumulated deficit) retained earnings. The Company did not receive any dividends during the three months ended June 30, 2014 or the three months ended September 30, 2014.

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, the Company recorded $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet, reflecting the fair value of the Forward Transactions. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the three and nine months ended September 30, 2014, the Company recognized $1.6 million and $4.2 million, respectively, of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

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

During the three months ended March 31, 2014, the Company effectively repurchased approximately 9.9 million of its common shares through the Forward Transactions at an aggregate cost of approximately $685.8 million or an average cost of $69.02 per share and they are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the three months ended June 30, 2014, the Company repurchased approximately 9.8 million of its common shares through open market purchases and under the Repurchase Agreement, at an aggregate cost of approximately $581.3 million or an average cost of $59.41 per share. The Company did not repurchase any common shares in the open market during the three months ended September 30, 2014. As of September 30, 2014, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended September 30, 2014 and 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Three Months Ended September 30,
	2014				2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(25.4)	$2.5	$0.2	$(22.7)	$(46.7)	$2.4	—	$(44.3)

Other comprehensive income (loss) before reclassifications, net of tax	(39.9)	5.7	(4.6)	(38.8)	15.0	0.5	—	15.5
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(1.7)	4.4	2.7	—	1.4	—	1.4

Total other comprehensive income (loss), net of reclassifications	(39.9)	4.0	(0.2)	(36.1)	15.0	1.9	—	16.9

Ending balance	$(65.3)	$6.5	$—	$(58.8)	$(31.7)	$4.3	—	$(27.4)

(1)	See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three and nine months ended September 30, 2014.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $0.8 million, tax expense of $0.5 million, and tax benefits of $2.5 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended September 30, 2014. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $2.4 million for unrealized gain (loss) on available-for-sale investments for the three months ended September 30, 2014.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $1.8 million and $0.3 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the three months ended September 30, 2013. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $0.1 million for unrealized gain (loss) on derivatives for the three months ended September 30, 2013.

The following table summarizes changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2014 and 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Nine Months Ended September 30,
	2014				2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(25.6)	$5.7	$0.1	$(19.8)	$(28.8)	$(2.9)	—	$(31.7)

Other comprehensive income (loss) before reclassifications, net of tax	(39.7)	4.0	(6.5)	(42.2)	(2.9)	2.5	—	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(3.2)	6.4	3.2	—	4.7	—	4.7

Total other comprehensive income (loss), net of reclassifications	(39.7)	0.8	(0.1)	(39.0)	(2.9)	7.2	—	4.3

Ending balance	$(65.3)	$6.5	$—	$(58.8)	$(31.7)	$4.3	—	$(27.4)

(1)	See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three and nine months ended September 30, 2014.

Other comprehensive income (loss) before reclassifications was net of tax expense of $0.7 million, tax expense of $0.2 million, and tax benefits of $3.5 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the nine months ended September 30, 2014. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $3.4 million for unrealized gain (loss) on available-for-sale investments for the nine months ended September 30, 2014.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Weighted average shares used in basic computations	81,927	102,200	87,754	103,096
Dilutive effect of exercise of equity grants outstanding	4,274	5,577	4,865	4,663

Weighted average shares used in diluted computations	86,201	107,777	92,619	107,759

There were an aggregate of 3.6 million and 3.5 million of equity grants that were outstanding during the three and nine months ended September 30, 2014, respectively, and an aggregate of 0.9 million and 3.6 million of equity grants that were outstanding during the three and nine months ended September 30, 2013, respectively, consisting of stock options, SARs, and stock units, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the market condition for the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three and nine months ended September 30, 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at September 30, 2014 and December 31, 2013:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at September 30, 2014	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2013
		(in millions)
ASSETS:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$9.5	$5.7
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.6	$2.3

		$12.1	$8.0

LIABILITIES:
Derivatives designated as cash flow hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$7.6	$4.4
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$13.8	$0.7

		$21.4	$5.1

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2013 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at September 30, 2014 and December 31, 2013:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
September 30, 2014
Foreign exchange currency contracts	$12.1	$(10.4)	$1.7

Total	$12.1	$(10.4)	$1.7

December 31, 2013
Foreign exchange currency contracts	$8.0	$(3.0)	$5.0

Total	$8.0	$(3.0)	$5.0

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
September 30, 2014
Foreign exchange currency contracts	$21.4	$(10.4)	$11.0

Total	$21.4	$(10.4)	$11.0

December 31, 2013
Foreign exchange currency contracts	$5.1	$(3.0)	$2.1

Total	$5.1	$(3.0)	$2.1

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2014, and December 31, 2013, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the three months ended September 30, 2014 and 2013, the Company recorded $6.0 million and $6.3 million, respectively, and for the nine months ended September 30, 2014 and 2013, the Company recorded $18.3 million and $23.8 million, respectively, of professional fees and other expenses related to this matter.

Of the $6.0 million and $6.3 million in expenses incurred during the three months ended September 30, 2014 and 2013, respectively, discussed above, $1.3 million and $1.5 million, respectively, were recognized for advisory retainer fees. Of the $18.3 million and $23.8 million in expenses incurred during the nine months ended September 30, 2014 and 2013, respectively, discussed above, $3.9 million and $4.5 million, respectively, were recognized for advisory retainer fees. The minimum guaranteed retainer fees were $1.0 million as of September 30, 2014 and the expense recognition of these fees could accelerate based on certain conditions.

The Company also had a cash settlement liability award, or the Liability Award, outstanding as of September 30, 2014 and December 31, 2013, which is tied to the Company’s stock price and which only vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. During the three months ended September 30, 2014 and 2013, the Company recognized a benefit of $1.6 million and an expense of $1.0 million, respectively, relating to the Liability Award, which are included in the $6.0 million and $6.3 million expense amounts described above. During the nine months ended September 30, 2014 and 2013, the Company recognized a benefit of $1.8 million and an expense of $2.3 million, respectively, relating to the Liability Award, which are included in the $18.3 million and $23.8 million expense amounts described above. The remaining unrecognized expense relating to the Liability Award was $0.8 million as of September 30, 2014, based on the fair value of the Liability Award as of that date. The recognition of the unrecognized expense relating to the Liability Award could accelerate and change based on certain conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global nutrition company that sells weight management products, nutritional supplements, energy, sports & fitness products and personal care products. As of September 30, 2014, we sold our products to and through a network of 3.9 million independent members, or Members, which included approximately 0.2 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. Other than in China, we are in the process of making the terminology change from “distributors” to “Members,” since most of them are discount customers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 34-year operating history. As of September 30, 2014, we sold our products in 91 countries.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(Volume Points in millions)
North America	303.0	314.0	(3.5)%	975.3	963.0	1.3%
Mexico	218.7	219.4	(0.3)%	670.3	645.6	3.8%
South & Central America	204.4	245.2	(16.6)%	638.4	687.6	(7.2)%
EMEA	199.0	173.5	14.7%	620.0	514.1	20.6%
Asia Pacific (excluding China)	304.5	296.2	2.8%	926.9	933.0	(0.7)%
China	120.7	97.4	23.9%	330.3	230.9	43.0%

Worldwide	1,350.3	1,345.7	0.3%	4,161.2	3,974.2	4.7%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
North America	77,218	74,085	4.2%	75,744	71,573	5.8%
Mexico	66,977	64,633	3.6%	65,067	62,596	3.9%
South & Central America	64,279	60,007	7.1%	62,771	55,557	13.0%
EMEA	59,668	50,720	17.6%	56,824	48,274	17.7%
Asia Pacific (excluding China)	76,649	72,886	5.2%	74,397	70,792	5.1%
China	19,550	15,882	23.1%	18,300	13,939	31.3%
Worldwide(1)	352,248	326,797	7.8%	340,931	311,739	9.4%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-

qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). For the latest twelve month re-qualification period ending January 31, 2014, approximately 51.8% of our sales leaders, excluding China and temporarily Venezuela, re-qualified. We chose not to require Venezuelan sales leaders to re-qualify for the latest twelve month re-qualification period ending January 31, 2014, due to product supply limitation that may have prevented some sales leaders from re-qualifying. However, had we demoted those Venezuelan sales leaders that did not meet our re-qualifying criteria, our overall retention rate would have been slightly higher than 51.8%.

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

Total distributor allowances for the three months ended September 30, 2014 and 2013 were 41.4% and 43.5% of Retail Sales, respectively. Total distributor allowances for the nine months ended September 30, 2014 and 2013 were 41.9% and 44.4% of Retail Sales, respectively. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

During the three months ended September 30, 2014 and 2013, total Royalty overrides were 29.0% and 30.8% of our net sales, respectively. During the nine months ended September 30, 2014 and 2013, total Royalty overrides were 29.7% and 31.4% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

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

“Selling, general and administrative expenses” represent our operating expenses, which include labor and benefits, service fees to China service providers, sales events, professional fees, travel and entertainment, Member promotions, occupancy costs, communication costs, bank fees, depreciation and amortization, foreign exchange gains and losses and other miscellaneous operating expenses.

Most of our sales to Members outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign currency derivatives to partially mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the three and nine months ended September 30, 2014 were $1,256.2 million and $3,825.0 million, respectively. Net sales increased $42.6 million, or 3.5%, and $268.6 million, or 7.6%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales for the three and nine months ended September 30, 2014 increased 6.3% and 11.3%, respectively, as compared to the same periods in 2013.

Net income for the three and nine months ended September 30, 2014 was $11.2 million, or $0.13 per diluted share, and $205.4 million, or $2.22 per diluted share, respectively. Net income decreased $130.7 million, or 92.1%, and $198.6 million, or 49.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The decrease for the three and nine months ended September 30, 2014 was primarily due to the higher selling, general and administrative expenses to support our business and the foreign exchange losses related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below and higher interest expense, partially offset by higher contribution margin driven by the sales growth discussed above and lower income taxes.

Net income for the three months ended September 30, 2014 included a $139.5 million pre-tax unfavorable impact ($83.7 million post-tax), comprised of $17.1 million and $98.0 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I and SICAD II rates, respectively, $7.6 million of inventory write downs, a $7.0 million impairment loss on long lived assets and a $9.8 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); a $6.0 million pre-tax unfavorable impact ($4.5 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $4.6 million pre-tax unfavorable impact ($2.8 million post-tax) from expenses related to the Federal Trade Commission’s (FTC) inquiry; a $17.5 million pre-tax unfavorable impact ($11.3 million post-tax) related to legal reserve for the Bostick case (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements for further discussion); a $2.6 million pre-tax unfavorable impact ($1.7 million post-tax) related to impairment of newly acquired defective manufacturing equipment; and a $9.9 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion).

Net income for the nine months ended September 30, 2014 included a $229.0 million pre-tax unfavorable impact ($152.9 million post-tax), comprised of a $103.4 million and a $98.0 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I and SICAD II rates, respectively, $7.6 million of inventory write downs, a $7.0 million impairment loss on long lived assets, and a $13.0 million impairment loss on Venezuela bonds; an $18.3 million pre-tax unfavorable impact ($13.5 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012; a $10.6 million pre-tax unfavorable impact ($6.5 million post-tax) from expenses related to the FTC’s inquiry; a $17.5 million pre-tax unfavorable impact ($11.3 million post-tax) related to legal reserve for the Bostick case; a $2.6 million pre-tax unfavorable impact ($1.7 million post-tax) related to impairment of newly acquired defective manufacturing equipment; a $25.9 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions, and a $0.5 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2014 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three and nine months ended September 30, 2013 included approximately $6.3 million and $23.8 million, respectively, pre-tax unfavorable impact ($5.5 million and $20.6 million, respectively, post-tax) related to legal and advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 and approximately $6.2 million and $9.6 million, respectively, pre-tax unfavorable impact ($4.6 million and $7.3 million, respectively, post-tax) related to professional fees for the re-audit of our 2010 to 2012 financial statements. Net income for the nine months ended September 30, 2013 also included a $15.1 million pre-tax unfavorable impact ($8.3 million post-tax) related to the Venezuela Bolivar devaluation.

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for the full year or future periods, which depend upon numerous factors, including our ability to retain existing Members, open new markets, further penetrate existing markets, introduce new products and programs that will help our Members increase their retail efforts, develop niche market segments and recruit new Members.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	20.3	19.6	20.0	20.0

Gross profit	79.7	80.4	80.0	80.0
Royalty overrides(1)	29.0	30.8	29.7	31.4
Selling, general and administrative expenses(1)(2)	48.5	33.8	41.1	33.0

Operating income	2.2	15.8	9.2	15.6
Interest expense, net	1.6	0.4	1.5	0.4
Other expense, net	0.8	—	0.3	—

Income before income taxes	(0.2)	15.4	7.4	15.2
Income taxes	(1.1)	3.7	2.0	3.8

Net income	0.9%	11.7%	5.4%	11.4%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.
(2)	During the three and nine months ended September 30, 2014, selling, general and administrative expenses as a percentage of net sales was significantly higher as compared to the same periods in 2013, primarily due to the foreign exchange losses relating to our Venezuela business as discussed further below.

Reporting Segment Results

We aggregate our operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South & Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment primarily due to the regulatory environment in China. See Note 6, Segment Information, to the Condensed Consolidated Financial Statements for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $1,074.9 million and $3,337.8 million for the three and nine months ended September 30, 2014, respectively. Net sales for the Primary Reporting Segment decreased $1.9 million, or 0.2%, and increased $104.7 million, or 3.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. China reported net sales of $181.3 million and $487.2 million for the three and nine months ended September 30, 2014, respectively. Net sales for China increased $44.6 million, or 32.6%, and $163.9 million, or 50.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. See the discussion of net sales by geographic region below of the applicable region(s) comprising each segment for the underlying explanations of the changes in net sales for each reporting segment for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides. The Primary Reporting Segment reported contribution margin of $476.0 million and $1,487.2 million for the three and nine months ended September 30, 2014, respectively. Contribution margin for the Primary Reporting Segment decreased $3.3 million, or 0.7%, and increased $48.0 million, or 3.3%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. China reported contribution margin of $161.3 million and $438.0 million for the three and nine months ended September 30, 2014, respectively. Contribution margin for China increased $38.7 million, or 31.6%, and $149.1 million, or 51.6%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The changes in contribution margin for the Primary Reporting Segment and China for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013 was primarily due to the changes in net sales as described in the Net Sales by Reporting Segment section above.

Sales by Geographic Region

The following chart reconciles retail sales to net sales by geographic region:

	Three Months Ended September 30,
	2014					2013
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
	(In millions)
North America	$371.0	$(168.6)	$202.4	$21.2	$223.6	$378.4	$(172.2)	$206.2	$22.5	$228.7	(2.2)%
Mexico	248.7	(113.6)	135.1	8.8	143.9	240.2	(111.5)	128.7	12.5	141.2	1.9%
South & Central America	332.4	(155.2)	177.2	28.0	205.2	375.7	(178.4)	197.3	43.9	241.2	(14.9)%
EMEA	350.5	(158.0)	192.5	11.9	204.4	293.5	(141.6)	151.9	29.8	181.7	12.5%
Asia Pacific	465.3	(195.9)	269.4	28.4	297.8	433.3	(191.0)	242.3	41.7	284.0	4.9%
China	205.9	(25.5)	180.4	0.9	181.3	161.6	(25.0)	136.6	0.1	136.7	32.6%

Worldwide	$1,973.8	$(816.8)	$1,157.0	$99.2	$1,256.2	$1,882.7	$(819.7)	$1,063.0	$150.5	$1,213.5	3.5%

	Nine Months Ended September 30,
	2014					2013
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
	(In millions)
North America	$1,199.3	$(545.5)	$653.8	$68.2	$722.0	$1,136.1	$(526.3)	$609.8	$87.8	$697.6	3.5%
Mexico	751.8	(343.4)	408.4	26.8	435.2	690.8	(331.8)	359.0	60.8	419.8	3.7%
South & Central America	1,045.6	(485.4)	560.2	93.0	653.2	1,068.3	(505.7)	562.6	120.5	683.1	(4.4)%
EMEA	1,104.3	(499.1)	605.2	37.7	642.9	868.0	(417.6)	450.4	87.2	537.6	19.6%
Asia Pacific	1,394.1	(592.7)	801.4	83.1	884.5	1,379.6	(614.8)	764.8	130.2	895.0	(1.2)%
China	555.2	(69.8)	485.4	1.8	487.2	381.6	(58.6)	323.0	0.3	323.3	50.7%

Worldwide	$6,050.3	$(2,535.9)	$3,514.4	$310.6	$3,825.0	$5,524.4	$(2,454.8)	$3,069.6	$486.8	$3,556.4	7.6%

(1)	During 2013 we simplified our pricing structure for most markets by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to Members. These changes did not materially impact our consolidated Net Sales and profitability.

Changes in net sales are directly associated with the retailing of our products, retention and recruiting of our Member force, the quality and completeness of our product offerings that the Member force has to sell and the number of countries in which we operate. Management’s role, both in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member marketing program coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. Sales are driven by several factors, including the number and productivity of Members, including sales leaders, who continually build, educate and motivate their respective distribution and sales organizations. We also use event and non-event product promotions to motivate Members to increase retailing, retention and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales by geographic region further details some of the specific drivers of growth of our business and causes of sales fluctuations during the three and nine months ended September 30, 2014 as compared to the same periods in 2013, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. We believe that the correct business foundation, coupled with ongoing training and promotional initiatives, is required to increase retailing of our products and retention and recruiting of Members. The correct business foundation includes strong country management that works closely with the Member leadership, actively engaged and unified Member leadership, a broad product line that appeals to local consumer needs, a favorable regulatory environment, a scalable and stable technology platform and an attractive Member marketing plan. Initiatives, such as Success Training Seminars, Leadership Development Weekends, Promotional Events and regional Extravaganzas are integral components of developing a highly motivated and educated Member sales organization that will work toward increasing the recruitment and retention of Members.

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

North America

The North America region reported net sales of $223.6 million and $722.0 million for the three and nine months ended September 30, 2014, respectively. Net sales decreased $5.1 million, or 2.2%, and increased $24.4 million, or 3.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 2.2% and increased 3.6% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The decrease in net sales in the region for the three months ended September 30, 2014, as compared to the same period in 2013, was a result of net sales decrease in the U.S. of $5.2 million, or 2.3%. The increase in net sales for the nine months ended September 30, 2014, as compared to the same period in 2013, was a result of a net sales increase in the U.S. of $24.2 million, or 3.6%. Product prices in the US were increased 3% in March.

In the U.S. we continue to see the success of our Members converting their business strategy toward a combination of daily consumption and a healthy active lifestyle. The U.S. experienced a short-term negative impact relating to the ongoing shift toward Sales Leader qualification via purchases of 5,000 volume points over 12 months.

Average active sales leaders in the region increased 4.2% and 5.8% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. Average active sales leaders in the U.S. increased 4.3% and 6.0% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

Mexico

The Mexico region reported net sales of $143.9 million and $435.2 million for the three and nine months ended September 30, 2014, respectively. Net sales for the three and nine months ended September 30, 2014 increased $2.7 million, or 1.9%, and $15.4 million, or 3.7%, respectively, as compared to the same periods in 2013. In local currency, net sales for the three and nine months ended September 30, 2014 increased 3.5% and 7.3%, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $2.3 million and $15.4 million on net sales for the three and nine months ended September 30, 2014, respectively.

Product prices in Mexico were increased 1% in each of October 2013, December 2013, February 2014, and April 2014. We have been expanding the number of access points for Members to obtain product easily and quickly. We have opened thirteen new sales centers over the past twelve months bringing the total to 44, increased the number of local retailers in which Members can pick up product, and introduced several “Herbamobile” vehicles.

Average active sales leaders in Mexico increased 3.6% and 3.9% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

South and Central America

The South and Central America region reported net sales of $205.2 million and $653.2 million for the three and nine months ended September 30, 2014, respectively. Net sales decreased $36.0 million, or 14.9%, and $29.9 million, or 4.4%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, including the re-measurement impact of Venezuela’s Bolivar denominated net sales, net sales decreased 1.1% and increased 10.5% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $33.3 million and $101.5 million on net sales for the three and nine months ended September 30, 2014, respectively. The decrease in net sales for the three months ended September 30, 2014, as compared to the same period in 2013, was primarily driven by Venezuela with Ecuador and Argentina also contributing. The decrease in net sales for the nine months ended September 30, 2014, as compared to the same period in 2013, was primarily driven by decreases in Venezuela, Argentina and Brazil, partially offset by increases in the majority of countries in the region. The region has continued to see the adoption and expansion of daily consumption DMOs.

In Brazil, the region’s largest market, net sales decreased $0.8 million, or 0.9%, and $2.3 million, or 0.8%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 1.5% and increased 8.5% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact of $0.4 million and an unfavorable impact of $25.7 million on net sales in Brazil for the three and nine months ended September 30, 2014, respectively. Brazil had a 5% price increase in March 2014. Brazil continues to have success adopting Nutrition Clubs and other daily consumption DMOs, although the average sales productivity for Sales Leaders declined slightly in the three months ended September 30, 2014.

Net sales in Venezuela decreased $32.5 million, or 45.7%, and $42.3 million, or 24.4%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. Commencing in 2014, we instituted order size limitations for the Venezuela market in response to local political and economic challenges. We implemented cumulative price increases in 2013 of 123%. During January 2014, an additional price increase was planned but not allowed after a review by local governmental agencies. In July 2014, Herbalife Venezuela increased its prices on certain products in response to a recent announcement by the Venezuelan government regarding calculating Bolivar denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. These price increases were implemented to better align product prices with the economic conditions of the market. During the second and third quarters of 2014, we remeasured our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. Use of the SICAD I and previous CADIVI rates instead of the more favorable official rates in 2013 had an unfavorable impact of $29.9 million and $57.2 million on net sales in Venezuela for the three and nine months ended September 30, 2014, respectively. If we had used the SICAD II rate to remeasure sales for the three and nine months ended September 30, 2014, there would have been a $30.0 million and a $107.7 million unfavorable impact on net sales in Venezuela, respectively. We continue to monitor and assess our product pricing in Venezuela. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela and our evaluation of several options to reduce our economic exposure to this market.

Average active sales leaders in the region increased 7.1% and 13.0% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

EMEA

The EMEA region reported net sales of $204.4 million and $642.9 million for the three and nine months ended September 30, 2014, respectively. Net sales increased $22.7 million, or 12.5%, and $105.3 million, or 19.6%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 15.2% and 20.9% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $4.9 million and $6.8 million on net sales for the three and nine months ended September 30, 2014, respectively. The increase in net sales for the three and nine months ended September 30, 2014 was primarily driven by increases in Italy, Spain, Russia and the United Kingdom.

Net sales in Russia increased $2.8 million, or 9.4%, and $17.9 million, or 20.1%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 21.0% and 34.5% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $3.4 million and $12.8 million on net sales in Russia for the three and nine months ended September 30, 2014, respectively. Russia has achieved ongoing adoption of the Commercial Nutrition Club, opened additional sales centers which have increased access to our products, and improved our brand image in the market through steps including the sponsorship of the FC Spartak Moscow football club.

Net sales in Italy increased $6.8 million, or 24.8%, and $23.2 million, or 28.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 24.7% and 24.5% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates did not have a significant impact on net sales in Italy for the three months ended September 30, 2014, and had a favorable impact of $3.0 million on net sales in Italy for the nine months ended September 30, 2014. Italy has now had six consecutive quarters of positive year-over-year sales growth. Management believes this is a strong indication that the market is embracing the daily consumption DMO. The introduction of a mini-International Business Pack has been well received, allowing new Members to join Herbalife at minimal investment.

Net sales in Spain increased $4.0 million, or 21.9%, and $18.3 million, or 37.0%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales in Spain increased 21.7% and 33.0% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates did not have a significant impact on net sales in Spain for the three months ended September 30, 2014, and had a favorable impact of $1.9 million on net sales in Spain for the nine months ended September 30, 2014. Spain increased Member engagement and retention in the market through a series of strategies including a focus on regionalization, including increased product access points, and city by city promotions.

Net sales in the United Kingdom increased $1.1 million, or 6.9%, and $14.0 million, or 33.4%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales in the United Kingdom decreased 1.2% and increased 23.4% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact of $1.3 million and $4.2 million on net sales in the United Kingdom for the three and nine months ended September 30, 2014, respectively. The United Kingdom has seen improved adoption of Nutrition Clubs and Weight Loss Challenge DMOs. Recent UK product introductions include Protein Drink Mix and F1 Chocolate Mint flavor.

Average active sales leaders in the region increased 17.6% and 17.7% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $297.8 million and $884.5 million for the three and nine months ended September 30, 2014, respectively. Net sales increased $13.8 million, or 4.9%, and decreased $10.5 million, or 1.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 2.0% and decreased 0.2% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact of $8.2 million and an unfavorable impact of $9.0 million on net sales for the three and nine months ended September 30, 2014, respectively. The increase in net sales for the three months ended September 30, 2014 was driven primarily by increases in South Korea, Taiwan, Philippines, Australia and India, and was partially offset by declines in Malaysia and Indonesia. The decrease in net sales for the nine months ended September 30, 2014 was driven primarily by declines in Malaysia, Indonesia, and Taiwan and was partially offset by increases in Philippines, Australia, India and South Korea.

Net sales in South Korea increased $9.8 million, or 8.8%, and $4.7 million, or 1.4%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 0.3% and decreased 4.8% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact of $9.5 million and $20.8 million on net sales for the three and nine months ended September 30, 2014, respectively. South Korea continues to be impacted by a modest slowdown in the number of Nutrition Clubs openings as well as a decline in productivity in certain Nutrition Clubs compared to the prior year period. We have taken several actions which we believe helped mitigate these issues and create a platform for stable growth going forward.

Net sales in India increased $2.8 million, or 8.0%, and $9.8 million, or 9.2%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 5.5% and 16.2% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact of $0.9 million and an unfavorable impact of $7.5 million on net sales for the three and nine months ended September 30, 2014, respectively. We have increased product access within the India market and driven the adoption of daily consumption DMOs, especially the Nutrition Club.

Net sales in Taiwan increased $6.2 million, or 19.5%, and decreased $5.9 million, or 5.3%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 19.9% and decreased 4.1% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $0.1 million and $1.4 million on net sales for the three and nine months ended September 30, 2014, respectively. Taiwan had a 2.5% price increase in July which contributed to the net sales results compared to prior year for both the three and nine months ended September 30, 2014 including, for the three month period, the impact of Member purchases in advance of the announced price increase. The prior year quarter had no such impact, as a price increase had taken effect in the second quarter of 2013.

Net sales in Indonesia decreased $6.6 million, or 22.8%, and $14.9 million, or 15.1%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 14.6% and 0.2% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $2.4 million and $14.7 million on net sales for the three and nine months ended September 30, 2014, respectively. Members and their customers appeared to be more cautious in their spending due to political disputes during July and August 2014 in advance of the country’s presidential elections.

Net sales in Malaysia decreased $8.5 million, or 37.5%, and $35.5 million, or 41.4%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales decreased 38.4% and 39.0% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had a favorable impact of $0.2 million and an unfavorable impact of $2.1 million on net sales for the three and nine months ended September 30, 2014, respectively. A new competitor who entered Malaysia in October of 2013 led by a former Herbalife executive continues to have an impact on our business in the market. While the impact was particularly strong during the third and fourth quarters of 2013, it has remained an issue through the first nine months of this year. In addition, areas of insufficient training during a period of strong growth in Nutrition Home Clubs contributed to a decline in the number and productivity of clubs. We are working with Member leadership in Malaysia to address these training issues. Given the current trends and issues facing the market, we do not believe that any improvement is likely until at least early 2015.

Average active sales leaders in the region increased 5.2% and 5.1% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013.

China

Net sales in China were $181.3 million and $487.2 million for the three and nine months ended September 30, 2014, respectively. Net sales increased $44.6 million, or 32.6%, and $163.9 million, or 50.7%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. In local currency, net sales increased 33.5% and 50.9% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $1.2 million and $0.7 million on net sales for the three and nine months ended September 30, 2014, respectively.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, aided by acceptance of a Preferred Customer program which was launched during 2013. We have also implemented on-line ordering in China.

Average active sales leaders in China increased 23.1% and 31.3% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. We believe that the increase in the number of average active sales leaders in China is indicative of the market transitioning to daily consumption DMOs.

As of September 30, 2014, we had direct selling licenses to 25 out of the 29 provinces in which we were operating. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Three Months Ended September 30,
	2014					2013
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,290.7	$(550.4)	$740.3	$64.8	$805.1	$1,224.9	$(549.9)	$675.0	$97.9	$772.9	4.2%
Targeted Nutrition	451.8	(192.7)	259.1	22.7	281.8	444.9	(199.8)	245.1	35.6	280.7	0.4%
Energy, Sports and Fitness	107.6	(45.9)	61.7	5.4	67.1	103.8	(46.7)	57.1	8.4	65.5	2.4%
Outer Nutrition	69.4	(29.6)	39.8	3.5	43.3	57.7	(25.8)	31.9	4.5	36.4	19.0%
Literature, Promotional and Other(1)	54.3	1.8	56.1	2.8	58.9	51.4	2.5	53.9	4.1	58.0	1.6%

Total	$1,973.8	$(816.8)	$1,157.0	$99.2	$1,256.2	$1,882.7	$(819.7)	$1,063.0	$150.5	$1,213.5	3.5%

	Nine Months Ended September 30,
	2014					2013
	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$3,966.7	$(1,714.1)	$2,252.6	$203.6	$2,456.2	$3,595.0	$(1,649.1)	$1,945.9	$316.8	$2,262.7	8.6%
Targeted Nutrition	1,375.9	(594.6)	781.3	70.6	851.9	1,295.1	(594.1)	701.0	114.1	815.1	4.5%
Energy, Sports and Fitness	327.3	(141.4)	185.9	16.8	202.7	300.1	(137.7)	162.4	26.5	188.9	7.3%
Outer Nutrition	209.9	(90.7)	119.2	10.8	130.0	178.6	(81.9)	96.7	15.7	112.4	15.7%
Literature, Promotional and Other(1)	170.5	4.9	175.4	8.8	184.2	155.6	8.0	163.6	13.7	177.3	3.9%

Total	$6,050.3	$(2,535.9)	$3,514.4	$310.6	$3,825.0	$5,524.4	$(2,454.8)	$3,069.6	$486.8	$3,556.4	7.6%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category

Net sales for all product categories increased for the three and nine months ended September 30, 2014 as compared to the same periods in 2013. The overall growth factors described in the above discussions of the geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $1,001.2 million and $3,061.7 million for the three and nine months ended September 30, 2014, respectively, as compared to $975.1 million and $2,844.8 million for the same periods in 2013. As a percentage of net sales, gross profit for the three months ended September 30, 2014 decreased to 79.7% as compared to 80.4% for the same period in 2013 while gross profit for the nine months ended September 30, 2014 remained unchanged at 80.0% as compared to the same period in 2013. Generally, the gross profit percentage may change from period to period due to the impact of foreign currency fluctuations, country mix, inventory write-downs, and price increases. Specifically, we recognized a $7.6 million inventory write-down resulting from applying SICAD II as the remeasurement rate for Herbalife Venezuela at September 30, 2014.

Royalty Overrides

Royalty overrides were $363.9 million and $1,136.5 million for the three and nine months ended September 30, 2014, respectively, as compared to $373.2 million and $1,116.8 million for the same periods in 2013. Royalty overrides as a percentage of net sales was 29.0% and 29.7% for the three and nine months ended September 30, 2014, respectively, as compared to 30.8% and 31.4% for the same periods in 2013. Generally, this royalty overrides percentage may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $609.7 million and $1,573.7 million for the three and nine months ended September 30, 2014, respectively, as compared to $409.7 million and $1,174.6 million for the same periods in 2013. Selling, general and administrative expenses as a percentage of net sales were 48.5% and 41.1% for the three and nine months ended September 30, 2014, respectively, as compared to 33.8% and 33.0% for and the same periods in 2013.

The increase in selling, general and administrative expenses for the three months ended September 30, 2014 included $113.6 million in higher net foreign exchange losses primarily due to a $17.1 million and a $98.0 million net foreign exchange losses in the third quarter of 2014 related to the remeasurement of our Bolivar-denominated monetary assets and liabilities at the SICAD I and SICAD II rates, respectively, (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela); $7.0 million in impairment losses related to Herbalife Venezuela’s long-lived assets; higher variable expenses related to sales growth, including $7.7 million in higher Member promotion and event costs and $25.6 million in higher expenses related to China independent service providers; $5.5 million in higher salaries, bonuses and benefits; $4.6 million in expenses associated with the FTC’s inquiry; and a $17.5 million legal reserve for the Bostick case (See Note 5, Contingencies, to the Condensed Consolidated Financial Statements for further discussion), partially offset by $6.2 million in expenses incurred during the comparative 2013 period related to the re-audit of the 2010-2012 financial statements.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2014 included $186.3 million in higher net foreign exchange losses primarily due to a $103.4 million and a $98.0 million net foreign exchange losses in 2014 related to the remeasurement of our Bolivar-denominated monetary assets and liabilities at the SICAD I and SICAD II rates, respectively, as compared to the $15.1 million net foreign exchange loss during the same period in 2013 related to the Venezuela Bolivar devaluation; $7.0 million in impairment losses related to Herbalife Venezuela’s long-lived assets; higher variable expenses related to sales growth, including $83.4 million in higher expenses related to China independent service providers; $11.8 million in higher advertising and sponsorship costs; $28.4 million in higher salaries, bonuses and benefits; $10.6 million in expenses associated with the FTC’s inquiry; and a $17.5 million legal reserve for the Bostick case, partially offset by $9.6 million in expenses incurred during the comparative 2013 period related to the re-audit of the 2010-2012 financial statements.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended September 30, 2014 and 2013, we recorded approximately $6.0 million and $6.3 million, respectively, of expenses related to this matter, which includes approximately $3.7 million and $5.7 million, respectively, of legal, advisory and other professional service fees. For the nine months ended September 30, 2014 and 2013, we recorded approximately $18.3 million and $23.8 million, respectively, of expenses related to this matter, which includes approximately $14.9 million and $21.2 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(Dollars in millions)
Interest expense	24.0	6.7	66.0	21.1
Interest income	(4.1)	(2.0)	(9.8)	(5.4)

Net interest expense	$19.9	$4.7	$56.2	$15.7

The increase in net interest expense for the three and nine months ended September 30, 2014, as compared to the same periods in 2013, was primarily due to higher weighted average interest rates on our senior secured credit facility and our issuance of $1.15 billion senior convertible notes in February 2014, including both cash and non-cash interest expense, discussed in Liquidity and Capital Resources below.

Other expense, net

The $9.8 million and $13.0 million increase in the other expense, net, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, was due to the other than temporary impairment losses recognized on our investments in Bolivar-denominated bonds. The impairment loss for the three months ended September 30, 2014 was primarily due to using the less favorable SICAD II rate to remeasure our Bolivar-denominated investments at September 30, 2014 as opposed to the previous SICAD I rate. The impairment loss for the nine months ended September 30, 2014 was primarily due to using the less favorable SICAD I rate to remeasure our Bolivar-denominated investments at March 31, 2014 as opposed to the previous CADIVI rate, and using the less favorable SICAD II rate to remeasure our Bolivar-denominated investments at September 30, 2014 as opposed to the previous SICAD I rate.

Income Taxes

Income taxes were a benefit of $13.3 million on a pretax loss of $2.1 million and an expense of $76.9 million on pretax income of $282.3 million for the three and nine months ended September 30, 2014, respectively, as compared to an expense of $45.5 million on pretax income of $187.4 million and an expense of $133.8 million on pretax income of $537.8 million for the same periods in 2013, respectively. The income tax benefit recognized during the three months ended September 30, 2014 results primarily from applying a reduced estimated annual effective income tax rate to year-to-date pre-tax income and incorporating benefits from discrete events. The estimated annual effective income tax rate as of the third quarter was reduced from the estimated annual effective income tax rate as of the second quarter primarily as a result of the ability to fully realize a tax benefit relating to Herbalife Venezuela’s foreign exchange losses. The effective income tax rate was 647.9% and 27.2% for the three and nine months ended September 30, 2014, respectively, as compared to 24.3% and 24.9% for the same periods in 2013. We recorded a tax benefit in excess of the third quarter pretax loss primarily as a result of the application of the reduced estimated annual effective income tax rate to the year to date pretax income. This resulted in a disproportionately large effective tax rate for the quarter as compared to the same period in 2013. The increase to the effective tax rate for the nine months ended September 30, 2014, as compared to the same period in 2013, is primarily due to the decrease in net benefits from discrete events, principally related to favorable tax audit settlements in the comparative 2013 period, and the inability to realize a tax benefit from Herbalife Ltd.’s interest expense, partially offset by the ability to fully realize a tax benefit resulting from Herbalife Venezuela’s foreign exchange loss and the impact of changes in the geographic mix of our income.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $678.1 million cash and cash equivalents and our senior secured credit facility, which includes $195.8 million of undrawn capacity as of September 30, 2014, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2014 and December 31, 2013.

For the nine months ended September 30, 2014, we generated $449.5 million of operating cash flow, as compared to $577.0 million for the same period in 2013. The decrease in cash generated from operations was primarily due to changes in working capital and lower net income, offset by the higher non-cash items, which included the foreign exchange losses, impairment losses and other asset write-downs relating to Venezuela. The change in working capital was primarily the result of changes in inventory which primarily related to raw material purchases, changes in prepaid expenses and other current assets which included higher payments to renew an annual insurance policy and higher prepaid non-income taxes, changes in royalty overrides due to higher payment of Mark Hughes bonus, and changes in accrued expenses and accrued compensation which primarily related to timing differences of payments and lower accrued compensation and non-income taxes payable.

Capital expenditures, including capital leases and accrued capital expenditures, for the nine months ended September 30, 2014 and 2013 were $121.6 million and $89.5 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, management information systems, initiatives to develop web-based Member tools, and the expansion of our warehouse and sales centers. We expect to incur total capital expenditures of approximately $170 million to $180 million for the full year of 2014, which includes capital expenditures associated with the Winston-Salem, North Carolina facility that was acquired during December 2012 and has begun production.

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

Senior Secured Credit Facility

On March 9, 2011, we entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated our prior senior secured credit facility. The Credit Facility has a five year maturity and expires on March 9, 2016. Based on our consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility bear interest at either LIBOR plus the applicable margin between 1.50% and 2.50% or the base rate plus the applicable margin between 0.50% and 1.50%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, the one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. We, based on our consolidated leverage ratio, pay a commitment fee between 0.25% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits us to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates.

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

In February 2014, in connection with issuing the Convertible Notes described below, we amended the Credit Facility. Pursuant to this amendment, we amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail below. The amendment also increased by 0.50% the highest applicable margin payable by us in the event that our consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased our permitted consolidated total leverage ratio under the Credit Facility. We incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Credit Facility. On September 30, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.91% and 2.17%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of September 30, 2014 and December 31, 2013, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2014, we repaid a total amount of $18.8 million under the Credit Facility. During the three months ended June 30, 2014, we repaid a total amount of $18.8 million under the Credit Facility. During the three months ended September 30, 2014, we repaid a total amount of $18.8 million under the Credit Facility. Our cash and cash equivalents provided by our borrowings provide us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of September 30, 2014 and December 31, 2013, the U.S. dollar amount outstanding under the Credit Facility was $875.0 million and $931.3 million, respectively. Of the $875.0 million U.S. dollar amount outstanding under the Credit Facility as of September 30, 2014, $375.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of September 30, 2014 and December 31, 2013 under the Credit Facility.

We use our revolving credit facility to manage normal variations in cash created by significant cash items such as taxes, share repurchases, capital expenditures and other large cash flow items. Our revolving credit facility provides us with the ability to access significant funds on a timely basis. We repay outstanding balances from cash from operations.

Convertible Senior Notes

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes, or the Convertible Notes. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Holders of our Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, our common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share). We incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of our Convertible Notes. During February 2014, we also executed capped call and prepaid forward share repurchase transactions as discussed further below. The primary purpose of the issuance of the Convertible Notes was for share repurchase purposes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for a further discussion on the Convertible Notes.

Off-Balance Sheet Arrangements

At September 30, 2014 and December 31, 2013, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K which are not fully disclosed in the notes to our condensed consolidated financial statements.

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

On February 18, 2014, we announced that our board of directors approved a cash dividend of $0.30 per common share in an aggregate amount of $30.4 million that was paid to shareholders on March 18, 2014.On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares as discussed below. There were no dividends declared and paid during the three months ended June 30, 2014 or the three months ended September 30, 2014. The aggregate total amount of dividends declared and paid during the three months ended September 30, 2013 was $30.8 million. The aggregate amount of dividends declared and paid during the nine months ended September 30, 2014 and 2013 were $30.4 million and $92.6 million, respectively.

During the nine months ended September 30, 2014, we received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to our (accumulated deficit) retained earnings. We did not receive any dividends during the three months ended June 30, 2014 or the three months ended September 30, 2014.

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

During the three months ended March 31, 2014, we effectively repurchased approximately 9.9 million of our common shares through the Forward Transactions at an aggregate cost of approximately $685.8 million or an average cost of $69.02 per share. The 9.9 million common shares effectively purchased as a result of the Forward Transactions are treated as retired for basic and diluted EPS purposes although they remain legally outstanding. During the three months ended June 30, 2014, we repurchased approximately 9.8 million of our common shares through open market purchases and under the Repurchase Agreement, at an aggregate cost of approximately $581.3 million or an average cost of $59.41 per share. We did not repurchase any common shares in the open market during the three months ended September 30, 2014. As of September 30, 2014, the remaining authorized capacity under our share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Working Capital and Operating Activities

As of September 30, 2014 and December 31, 2013, we had positive working capital of $508.8 million and $720.9 million, respectively, or a decrease of $212.1 million. This decrease was primarily related to the decrease in our cash and cash equivalents and increase in advanced sales deposits, partially offset by increases in inventories, prepaid expenses and other current assets, and decreases in accrued compensation and income tax payable.

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

Venezuela

Currency Restrictions

Herbalife Venezuela currently imports it products into Venezuela. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, our Bolivar-denominated cash and cash equivalents have accumulated, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for our Venezuela business, with high inflation, price controls, and the risk that the government will further devalue the Bolivar. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

We plan to utilize the official rates to the extent allowable under current restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, these alternative legal exchange mechanisms or less favorable official exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the SICAD II rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. If unfavorable rates are used to remeasure Herbalife Venezuela’s financial statements in future periods and the extent to which we can increase local prices is restricted, this could negatively impact our future operating income and have an adverse impact on our Venezuelan business. Our ability to access the SICAD I and SICAD II exchange rates could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela.

Consolidation of Herbalife Venezuela

We continue to operate in Venezuela and the increasing foreign currency constraints continue to create significant challenges for Herbalife Venezuela. In October 2014, Herbalife Venezuela executed a contract with a Venezuelan contract manufacturer to locally manufacture products to be sold to Herbalife Venezuela in Bolivars. We expect the local contract manufacturing to begin sometime in 2015. While the initial volume of local contract manufacturing is not expected to be significant, Herbalife Venezuela plans to expand its contract volume with the local manufacturer to include additional products in future periods. Over time, we expect our U.S. dollar-denominated product importations to decrease and our Bolivar-denominated purchases from local Venezuela manufacturers to increase. Other options we may implement to limit our financial exposure from currency restrictions and devaluations in our Venezuela operation while we continue to support our Members and their consumers include, but may not be limited to, operating hour limitations, potential order size limitations, limiting Member promotions and events to local Bolivar-denominated expenses, and limiting the importation of products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements.

Herbalife Venezuela’s net sales represented approximately 3% and 5% of our consolidated net sales for the nine months ended September 30, 2014 and 2013, respectively, and its total assets represented approximately 2% and 10% of our consolidated total assets as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

See the 2013 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of September 30, 2014.

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

We are a nutrition company that sells a wide range of weight management products, nutritional supplements, energy, sports & fitness products and personal care products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2014, we sold products in 91 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.2% of product sales for the three and nine months ended September 30, 2014, as compared to 0.2% and 0.3% for the same periods in 2013, respectively.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $46.9 million and $32.4 million to present them at their lower of cost or market in our consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of both September 30, 2014 and December 31, 2013, we had goodwill of approximately $105.5 million and marketing related intangible assets of approximately $310.0 million. No marketing related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2014 and 2013.

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

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. The fair value of foreign exchange derivative contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2014 and December 31, 2013, the aggregate notional amounts of these contracts outstanding were approximately $241.0 million and $244.7 million, respectively. At September 30, 2014, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ (deficit) equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of September 30, 2014, we recorded assets at fair value of $9.5 million and liabilities at fair value of $7.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, we recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and nine months ended September 30, 2014 and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2014 and December 31, 2013.

As of September 30, 2014 and December 31, 2013, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within three months as of September 30, 2014 and December 31, 2013.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At September 30, 2014
Buy Chinese yuan sell Euro	8.59	$7.5	$0.8
Buy Chilean Peso sell U.S. dollar	2,024.79	$1.0	$—
Buy Euro sell Australian dollar	1.46	$5.6	$(0.1)
Buy Euro sell Chilean peso	773.50	$1.7	$—
Buy Euro sell Indonesian rupiah	15,525.00	$2.0	$—
Buy Euro sell Indian rupee	78.69	$0.6	$—
Buy Euro sell Mexican peso	18.05	$150.7	$(7.9)
Buy Euro sell Malaysian ringgit	4.19	$1.0	$—
Buy Euro sell Philippine peso	56.93	$1.3	$—
Buy Euro sell Russian Ruble	50.01	$1.0	$—
Buy Euro sell Peruvian Nuevo Sol	3.70	$2.6	$—
Buy Euro sell U.S. dollar	1.34	$202.2	$(12.8)
Buy British pound sell Euro	0.80	$2.4	$0.1
Buy Russian Ruble sell Euro	49.80	$3.0	$(0.1)
Buy U.S. dollar sell Brazilian Real	2.43	$12.7	$0.6
Buy U.S. dollar sell Chinese yuan	6.20	$41.2	$(0.3)
Buy U.S. dollar sell Colombian peso	2,004.10	$8.5	$0.1
Buy U.S. dollar sell Euro	1.34	$182.0	$10.2
Buy U.S. dollar sell South Korean won	1,053.48	$14.0	$0.1

Total forward contracts		$641.0	$(9.3)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2014 and December 31, 2013, the total amount of our foreign subsidiary cash was $497.5 million and $567.4 million, respectively, of which $13.1 million and $6.8 million, respectively, was invested in U.S. dollars. At September 30, 2014 and December 31, 2013, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $180.6 million and $405.6 million, respectively.

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

Interest Rate Risk

As of September 30, 2014, the aggregate annual maturities of the Credit Facility were expected to be $25.0 million for the remainder of 2014, $100.0 million for 2015, and $750.0 million for 2016. The fair value of the Credit Facility approximated its carrying value of $875.0 million as of September 30, 2014. The fair value of the Credit Facility approximated its carrying value of $931.3 million as of December 31, 2013. The Credit Facility bears a variable interest rate, and on September 30, 2014 and December 31, 2013, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 2.91% and 2.17%, respectively. As of September 30, 2014, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $803.4 million and the carrying value was $952.9 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $8.8 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company is subject to inquiries from and investigations by various governmental and other regulatory authorities with respect to the legality of the Company’s network marketing program. Given the nature of recent allegations made by certain short sellers and related market events, the Company has received and believes it may receive additional state and federal governmental and similar inquiries (such as the previously disclosed inquiries from the FTC and SEC). To the Company’s knowledge, there are no ongoing criminal investigations of the Company or its business model by any governmental authority. To the extent any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will fully cooperate with any government or regulatory inquiries or investigations.

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

We estimate that, of our approximately 3.9 million independent Members, we had approximately 622,000 sales leaders as of September 30, 2014. These sales leaders, together with their downline sales organizations, account for substantially all of our revenues. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. The loss of a group of leading sales leaders, together with their downline sales organizations, or the loss of a significant number of Members for any reason, could negatively impact sales of our products, impair our ability to attract new Members and harm our financial condition and operating results.

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

From time to time, the Company is subject to inquiries from and investigations by various governmental and other regulatory authorities with respect to the legality of the Company’s network marketing program. However, to the Company’s knowledge, there are no ongoing criminal investigations of the Company or its business model by any governmental authority. To the extent any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed as required by applicable securities laws. The Company believes it could receive additional inquiries and may be subject to additional investigations. Consistent with its policies, the Company has cooperated and will fully cooperate with any government or regulatory inquiries or investigations.

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

At March 31, 2014, we remeasured our Bolivar denominated assets and liabilities at the less favorable SICAD I rate of 10.7 Bolivars per U.S. dollar as opposed to the CADIVI rate, and recognized $86.1 million of foreign exchange losses during the first quarter of 2014 as described further in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this quarterly report on Form 10Q.

At September 30, 2014, we remeasured our financial statements at the SICAD II rate of 50.0 Bolivars per U.S. dollar and recognized $98.0 million in additional foreign exchange losses. As a result of using the less favorable SICAD II rate for remeasurement purposes at September 30, 2014, our cash and cash equivalents were reduced by approximately $102.5 million at September 30, 2014. At September 30, 2014, we also recognized $7.6 million of inventory write downs in cost of sales and $7.0 million of long lived asset impairments in selling, general & administrative expenses within our condensed consolidated statement of income. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this quarterly report on Form 10Q for further discussion of our use of the SICAD II rate for remeasurement as of September 30, 2014.

If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms or less favorable official exchange mechanisms which are significantly less favorable than the SICAD II rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If we are unsuccessful in implementing any financially and economically viable strategies including local manufacturing, we may be required to fundamentally change our business model, or suspend or cease operations in Venezuela. If any of these events were to occur, it could result in a significant negative impact on our consolidated earnings, cash and cash equivalents and present and future cash flows.

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

The majority of our products are manufactured at third party contract manufacturers, with the exception of our products sold in China, which are manufactured in our Suzhou China facility, and certain of our top selling products which are produced in our manufacturing facilities located in Lake Forest, California and Winston-Salem, North Carolina. It is the Company’s intention to expand the capacity of its existing manufacturing facilities, and add additional facilities, to produce additional products for our North America and international markets. In December of 2012 we purchased a facility in Winston-Salem, North Carolina that has begun production and are in the process of refurbishing this facility to become our largest finished goods manufacturing facility. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations and while efforts are being made to ensure a smooth transition we cannot assure you that the transition from our third party contract manufacturers to this new Herbalife facility will not result in possible inventory shortages. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

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

Since one of our products constitutes a significant portion of our net sales, significant decreases in consumer demand for this product or our failure to produce a suitable replacement should we cease offering it would harm our financial condition and operating results.

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

Holders of our Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. The Convertible Notes are net-share settled. If one or more holders elect to convert their Convertible Notes when conversion is permitted, we could be required to make cash payments equal to the par amount of each Convertible Note, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, because our Convertible Notes are net-share settled, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of our Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital. The requirement to pay cash upon conversion of the Convertible Notes or any adverse accounting treatment of the Convertible Notes may adversely affect our financial condition and operating results, each of which could in turn adversely impact the amount or timing of future potential share repurchases or the payment of dividends to our shareholders.

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

On May 13, 2011, the Mexican Tax Administration Service issued a resolution nullifying a prior assessment in an amount equivalent to approximately $85 million, translated at the September 30, 2014 spot rate, for various items, the majority of which was VAT allegedly owed on certain of our products imported into Mexico during years 2005 and 2006. Since, the Mexican Tax Administration Service can re-issue some or all of the original assessment, we commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Mexican Tax Administration Service filed a response which was received by us in April 2012. The response challenged the assertions that we made in our August 2011 filing. Litigation in this case is currently ongoing.

The Mexican Tax Administration Service commenced audits of our Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, we received an assessment of approximately $22 million, translated at the September 30, 2014 spot rate, related to that period. On July 11, 2013 the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company intends to appeal this decision.

The Mexican Tax Administration Service audited our Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

The Mexican Tax Administration Service requested information related to the Company’s 2010 year. This information has been provided. In addition, the Mexican Tax Administration Service requested information related to the Company’s 2012 year. The Company is in the process of responding to this request.

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

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the 2009 — 2014 period. If an assessment is issued, we would be required to pay the amount requested in order to appeal the assessment. Based on our analysis and guidance from our advisors, we do not believe a loss is probable. Further, we are currently unable to reasonably estimate a possible loss or range of loss.

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

We did not repurchase any common shares in the open market during the three months ended September 30, 2014. As of September 30, 2014, the remaining authorized capacity under the Company’s share repurchase program was approximately $232.9 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(q)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(s)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to exhibit 4.2 hereto)	(s)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.7#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a)

10.8#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a)

10.9#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.10#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a)

10.11#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a)

10.12	Indemnity Agreement, dated as of February 9, 2004, among WH Capital Corporation and Brett R. Chapman	(a)

10.13#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a)

10.14	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.15#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(b)

10.16#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(d)

10.17#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(h)

10.18#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(h)

10.19#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e)

10.20#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l)

10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l)

10.22#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(l)

Exhibit Number	Description	Reference

10.23#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(l)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(l)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Richard P. Goudis and Brett R. Chapman	(l)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(o)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(o)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(o)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Messrs. Brett R. Chapman and Richard Goudis	(o)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(o)

10.31#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(o)

10.32#	Herbalife Ltd. Employee Stock Purchase Plan	(p)

10.33#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(p)

10.34#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(p)

10.35#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(p)

10.36#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(p)

10.37#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(v)

10.38#	Form of Independent Directors Stock Appreciation Right Award Agreement	(f)

10.39#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(f)

10.40#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(g)

10.41#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(j)

10.42#	Amended and Restated Employment Agreement by and between Brett Chapman and Herbalife International of America, Inc., dated as of June 1, 2010	(i)

10.43#	First Amendment to the Amended and Restated Employment Agreement by and between Brett R. Chapman and Herbalife International of America, Inc., dated as of December 26, 2010	(j)

10.44#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)

10.45#	Amended and Restated Non-Management Directors Compensation Plan(h)

10.46#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(h)

Exhibit Number	Description	Reference

10.47#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(k)

10.48#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(k)

10.49	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(l)

10.50	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(o)

10.51#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(m)

10.52#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(n)

10.53	Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(r)

10.54	Form of Forward Share Repurchase Confirmation	(s)

10.55	Form of Base Capped Call Confirmation	(s)

10.56	Form of Additional Capped Call Confirmation	(s)

10.57#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(s)

10.58	Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.	(t)

10.59#	Herbalife Ltd. 2014 Stock Incentive Plan.	(u)

10.60	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(v)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.
(e)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(f)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.
(g)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(i)	Previously filed on August 3, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(k)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(l)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(m)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(o)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(p)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(q)	Previously filed on October 28, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and is incorporated herein by reference.
(r)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(s)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(t)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(u)	Previously filed on May 8, 2014 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-195798) and is incorporated herein by reference.
(v)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: November 3, 2014