Form 10-K
period 2014-12-31
HERBALIFE LTD.
filed 2015-02-26
CIK 1180262

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

There were 92,127,128 common shares outstanding as of February 18, 2015. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $2,585 million as of June 30, 2014, based upon the last reported sales price on the New York Stock Exchange on that date of $64.54.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2014, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;

•	our inability to obtain the necessary licenses to expand our direct selling business in China;

•	adverse changes in the Chinese economy;

•	our dependence on increased penetration of existing markets;

•	contractual limitations on our ability to expand our business;

•	our reliance on our information technology infrastructure and outside manufacturers;

•	the sufficiency of trademarks and other intellectual property rights;

•	product concentration;

•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our Members;

•	product liability claims;

•	whether we will purchase any of our shares in the open markets or otherwise; and

•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

GENERAL

We are a global nutrition company founded in 1980 that develops and sells weight management, healthy meals and snacks, sports and fitness, energy and targeted nutritional products as well as personal care products. As of December 31, 2014, we sold our products in 91 countries. We believe the enhanced consumer awareness and the demand for our products due to the global obesity epidemic coupled with the effectiveness of network marketing has been the primary reasons for our success throughout our 35-year operating history.

We believe that direct-selling is ideally suited to marketing our products because sales of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are strengthened by ongoing personal contact, coaching and education between Members and their customers.

PRODUCT OVERVIEW

For 35 years, our science-based products have helped Members and their customers from around the world lose weight, improve their health and experience life-changing results. As of December 31, 2014, we marketed and sold over 150 products encompassing over 5,300 SKUs. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers. We categorize our products into five groups: weight management, targeted nutrition, energy, sports & fitness, outer nutrition, and literature, promotional and other.

For 2014, 2013 and 2012, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales.

The following table summarizes our products by product category.

	Percent of Net Sales
Product Category	2014	2013	2012	Description	Representative Products
Weight Management
	64.1%	63.5%	62.7%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Prolessa™ Duo and Protein Bars
Targeted Nutrition
	22.3%	23.0%	23.2%	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Aloe Concentrate, Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, COQ10 Plus
Energy, Sports & Fitness
	5.3%	5.3%	5.2%	Products that support a healthy active lifestyle	Herbalife24 product line, Liftoff® energy drink, H3O™ hydration drink
Outer Nutrition
	3.6%	3.3%	3.6%	Facial skin care, body care, and hair care	Herbalife SKIN line, Skin Activator® anti-aging line, Herbal Aloe Bath and Body Careline, NouriFusion® multivitamin skin care line, Radiant C antioxidant skin care line
Literature, Promotional and Other
	4.7%	4.9%	5.3%	Start-up kits, sales tools, and educational materials	International Business Packs, BizWorks

PRODUCT DEVELOPMENT & INTELLECTUAL PROPERTY

We are committed to providing the highest-quality, science-based products to help our consumers achieve what we refer to as a “healthy, active lifestyle” in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and outer nutrition. We rely on the scientific contribution from members of our Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. We also utilize the expertise of several international universities and key ingredient suppliers to review, evaluate and formulate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with Member leadership to successfully develop and launch the product. We aim to have at least one major product launch each year, timed around our major regional Member education and training events. These launches generally target specific product categories and markets we deem strategic to our business.

Marketing foods on the basis of sound science means using ingredients that have been well studied and discussed in background scientific literature. Use of these ingredients for their well-established purposes is by definition not novel, and for that reason, most food uses of these ingredients are not subject to patent protection. Notwithstanding the absence of patent protection, we do own proprietary formulations for substantially all of our weight management products and dietary and nutritional supplements. We take care in protecting the intellectual property rights of our proprietary formulas by restricting access to our formulas within the Company to those persons or departments that require access to them to perform their functions, and by requiring our finished goods-suppliers and consultants to execute supply and non-disclosure agreements that seek to contractually protect our intellectual property rights. Disclosure of these formulas, in redacted form, is also necessary to obtain sanitary registrations in many countries. We also make efforts to protect some unique formulations under patent law. We strive to protect all new product developments as the confidential trade secrets of the Company and its inventor employees.

We use the umbrella trademarks Herbalife® and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. As of December 31, 2014, we currently have approximately 2,100 trademark registrations worldwide. We consider our trademarks and trade names to be an important factor in our business.

GEOGRAPHIC PRESENCE

As of December 31, 2014, we conducted business in 91 countries throughout the world. The top ten countries worldwide represented approximately 73.1%, 73.4%, and 73.4% of our net sales in 2014, 2013, and 2012, respectively. In the countries where we conduct business, we typically maintain a physical presence and provide sales, marketing, call center, logistics and distribution services. Globally we distribute our products directly through company locations and coupled with certain retail partners, our products can be accessed at over 1,400 locations.

Our operating segments are based on geographical operations in six regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East and Africa), Asia Pacific and China. The following table shows net sales by geographic region.

Geographic Region	Net Sales			Percent of Total Net Sales 2014	Number of Countries December 31, 2014
	Year Ended December 31,
	2014	2013	2012
	(In millions)
North America	$926.8	$908.0	$841.2	18.7%	5
Mexico	567.9	562.4	496.1	11.4%	1
South & Central America	826.4	973.5	688.8	16.7%	17
EMEA	843.1	735.2	627.8	17.0%	52
Asia Pacific	1,130.1	1,174.6	1,139.9	22.8%	15
China	664.3	471.6	278.5	13.4%	1

Worldwide	$4,958.6	$4,825.3	$4,072.3	100.0%	91

For financial data by segment see Note 10, Segment Information, to the Consolidated Financial Statements.

MANUFACTURING, WAREHOUSING AND DISTRIBUTION

Our objective is to provide the highest quality products to our Members and their customers. We seek to accomplish this goal through execution of our “seed to feed” strategy that includes significant investments in quality assurance, scientific personnel, product testing, and increasing the amount of self-manufacturing of our top products. Our seed to feed strategy is rooted in using quality ingredients from traceable sources coupled with the vertical manufacturing of our most popular products. For our botanical products, our seed to feed strategy also includes self-manufacturing our teas and herbal ingredients. Our procurement activities now stretch back to the farms and will include the complete self-processing of teas and botanicals into finished raw materials.

The foundation for high quality products is the quality of the ingredients. Ingredients are sourced from companies that are large and reputable suppliers in their respective field. For example soy, our number one ingredient, is sourced from DuPont (formerly Solae) and ADM. Our vitamins, minerals and other key ingredients come from companies such as DSM (formerly Roche Vitamins) and BASF. Other key suppliers include Tate & Lyle, Dupont (formerly Danisco), Kyowa Hakko, and Naturex. In addition to our own modern quality processes, sourcing from these suppliers also provides integrity to our ingredients by utilizing similar quality processes, equipment, expertise and traceability provided by these leading ingredients companies.

The next key component of our seed to feed strategy involves the high quality manufacturing of these ingredients into finished products, including vertical manufacturing. In addition to self-manufacturing, we purchase products from third-party manufacturers which account for a substantial amount of our product purchases. During 2014, we purchased approximately 25% of our products from our top three third-party manufacturers. We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process. Our current strategy is to continue expanding our self-manufacturing. We accelerated this initiative with the 2009 acquisition of Micelle Labs in Lake Forest, California and renovating the facility into a high-output, high-quality powder and liquid manufacturer. We call this facility the Herbalife Innovation and Manufacturing Facility (or “HIM”) Lake Forest. We have taken similar steps to support our China market, with our HIM Suzhou facility which began operation in 1999. In 2014, we also recently executed a lease in Nanjing, China, in order to increase our future manufacturing capacity in China and we expect to invest in developing the facility over the next few years. In May of 2014, after spending 17 months renovating the 800,000 square foot former Dell computer assembly facility, we began production at the HIM Winston-Salem facility. This is now the company’s largest manufacturing facility and will produce powders, liquids and teas. Together, these facilities produce approximately 44% of our products sold worldwide. Once the HIM Winston-Salem facility is fully operational, we estimate that 60%-65% of our worldwide product sales will be self-manufactured in our HIM facilities around the world. In our U.S. Company-owned facilities, which produce for the US, and over 50 international markets, we operate and test to the U.S. FDA’s strict dietary supplement current Good Manufacturing Practices (cGMPs), even though many of the products being manufactured are classified as food products that are generally subject to less stringent manufacturing standards. For those products not manufactured at HIM facilities, and are typically exported, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above; use of reputable, cGMP-compliant manufacturing partners; a significant supplier qualification and annual audit program; and finally significant product quality testing.

In addition to ensuring the highest quality ingredients and building the quality into the finished products, we test our incoming raw materials for compliance to potency, identity and adherence to strict specifications, and our finished products are analyzed for label claim and microbiological purity thereby verifying product safety and shelf life in the market. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the US and China. We have major quality control labs in Southern California, Winston-Salem, North Carolina, Suzhou, China and our Worldwide Quality Center of Excellence in Changsha, China which tests products made at non-HIM facilities, even though they are already tested at audited contract manufacturer labs or 3rd party labs. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. We employ over 400 professionals performing science or technical related functions, which includes product development, quality control, and scientific and regulatory affairs around the world.

The final part of our seed to feed strategy is delivering the high-quality product to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, our strategy is to provide more product access points closer to our Members and their customers. We operate in distribution points ranging from “hub” distribution centers, or DCs, in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries which include Mexico and South Korea, to small pickup locations spread throughout the world. In addition to these Company-run distribution points, Herbalife partners with retail locations to provide Member pickup points in areas which are not well serviced from Herbalife-run distribution points. In aggregate, our Company-run distribution points and partner retail locations represent over 1,400 locations around the world. We are also experimenting with automated sales kiosks that will provide additional access points to our products. As many of our products can be temperature sensitive, we monitor our DCs for temperature and humidity and often will use shipping tags which monitor these parameters on certain shipment lanes and which provide information to help make adjustments to shipping mode or packaging components to ensure the quality of the product being delivered to a Herbalife Distribution Center.

COMPETITION

The categories of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are very competitive in many channels including those of direct selling, the internet, in specialty retailers and the discounted channels of food, drug and mass merchandise. Herbalife has differentiated itself from the peer group through our Member focus on the consultative and education nature of the sales process and the frequent contact that many Members have with their customers. From a competitive stand point, there are many providers and sales outlets of weight management products including quick-service restaurants and specialty retailers, but we believe that none have effectively coupled the product, personal coaching and the product access provided by our daily consumption business methods such as nutrition clubs, weight loss challenges or fit camps.

We are subject to competition for the recruitment of Members from other network marketing organizations, including those that market weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products, as well as other types of products. Our ability to remain competitive depends on having relevant products that meet consumer needs, a rewarding compensation plan, and a financially viable company.

OUR COMPETITIVE STRENGTHS

As a global nutrition company, we believe that the direct selling channel is the most effective way to sell our products given the need for consumer education of nutrition products and the high touch and service for those customers on a weight loss or weight management program. We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are strengthened by ongoing personal contact, coaching and education between Members and their customers. This frequent, personal contact can enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain wellness and weight management programs. In addition, our Members consume our products themselves, and therefore can provide first-hand testimonials of the effectiveness of our products to their customers, which can serve as a powerful sales tool.

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

Our objective is sustainable growth in the sales of our products to our Members and their customers by increasing the retailing productivity, recruitment, and retention of our Member base through the following competitive strengths.

Member Base

As of December 31, 2014, we had approximately 4.0 million Members, which include approximately 0.2 million China sales representatives, sales officers, and independent service providers, most of whom are discount customers. Collectively, we currently refer to this group as “Members.”

People become Herbalife Members for a number of reasons. Some join simply to receive a wholesale price on products they and their families can enjoy. Some join to earn part-time money, wanting to give direct sales a try, whereas others are drawn to Herbalife because they can be their own boss and can earn rewards based on their own skills and hard work. In addition to discounted prices, Members can earn profit from several sources. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Marketing Plan, and reselling those products at prices they establish for themselves. Second, Members who sponsor other Members and establish and maintain their own sales organizations may earn commissions and bonuses based upon their organization’s production.

We are party to an agreement with our Members that prohibits us from selling our products through any distribution channel other than our network of independent Members, unless otherwise required by law.

In China, while direct selling is permitted, multi-level marketing is not. As a result, our business model in China differs from that used in other countries. In China, where permitted by law, we sell our products through our Members who are independent contractors. However, Members in China are categorized differently than those in other countries. Chinese citizens who apply and become Members are referred to as “Sales Representatives.” Sales Representatives receive scaled rebates based on the volume of products they purchase. Sales Representatives who reach certain volume thresholds and meet certain performance criteria are eligible to apply to provide marketing services. Once their application is accepted, they are referred to as “Service Providers.” Service Providers are independent business entities that are eligible to receive compensation from Herbalife for the marketing services they provide so long as they satisfy certain conditions, including procuring the requisite business licenses and having a physical business location. Sales Representatives who are in the process of applying to become Service Providers hold the title of “Sales Officers.”

Members may sponsor other Members in an attempt to build a sales organization, whether or not they have attained any particular level in our Marketing Plan. A significant majority of our Members have not sponsored another Member. These “single level” Members are generally considered discount buyers or small retailers. A small number of these single-level Members have attained the sales leader level.

Currently, approximately 694,000, or 17% of our 4.0 million Members, have attained the level of “Sales Leader”, of which approximately 650,000 have attained the level of “supervisor” in the 90 countries where we use our traditional marketing plan and 44,000 sales officers and independent service providers operating under our China marketing plan. Collectively, we refer to this group as “sales leaders.”

Geographic Diversification

We have expanded our network marketing organization into 91 countries as of December 31, 2014. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our exposure to any one particular market.

Our Science and our Products

We are committed to providing our Members with high-quality, science-based products to help them increase consumption and the retailing of our products. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with both our Nutrition Advisory Board and key ingredient suppliers to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with Member leadership to successfully develop and launch the product.

We believe our focus on nutrition and botanical science and our efforts at combining our internal efforts with the scientific expertise of outside resources that include our ingredient suppliers, major universities, as well as our Nutrition Advisory Board have resulted in product differentiation that has given our Members and consumers increased confidence in our products.

The Company continues to increase its investments in the areas of science and other technical functions including: research and development associated with creating new product formulations, clinical studies of existing products or products in development, technical operations to improve current product formulations, quality assurance and quality control to establish the appropriate quality systems, controls and standards as well as rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Globally we spent approximately $64 million in 2014 on these activities, excluding any royalty fees associated with our products, which included approximately $2 million of research and development spending as defined by U.S. generally accepted accounting principles.

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

OUR STRATEGIES

Herbalife works closely with its Members to improve the sustainability of the business they have created to market our products to consumers. These relationships allow us to identify successful marketing efforts and programs developed by one or more Members and disseminate those techniques to other Members.

As an example of the effectiveness of our management of Member relationship, in or before 2004, Members in Mexico developed marketing techniques that improved both the affordability and effectiveness of our weight loss products through the creation of businesses that became known as “Nutrition Clubs”. Rather than buying several retail products, these businesses allow consumers to purchase and consume our products each day (a Member marketing technique we refer to as “daily consumption”), while continuing to benefit from the support and interaction with a Member as well as socializing with other customers. Other programs to drive daily consumption, whether for weight management or for improved physical fitness, include Member conducted weight loss contests, or Weight Loss Challenges, and Member led fitness programs, or Fit Camps. We refer to successful Member marketing techniques that we disseminate throughout our Member network, such as Nutrition Clubs, Weight Loss Challenges and Fit Camps as Distributor Methods of Operations, or DMOs.

Our strategies to grow our business center on our relationships with our Members and their relationships with consumers. These strategies include:

Deliver Effective Products that are Scientifically Validated

Our product strategy is focused on providing high-quality, science-based products that can support a healthy active lifestyle for Members and their customers in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and outer nutrition. We rely on the scientific contribution from members of our Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. Additionally, to support our daily consumption initiatives, our product strategy includes projects such as seasonal flavors of our meal replacement shake, new flavors of top selling products and various package sizes. We aim to have at least one major product launch each year, timed around our major regional Member education and training events. These launches generally target specific product categories and markets we deem strategic to our business.

Improve the Sustainability of Members’ Businesses

Combined with our efforts to improve the effectiveness of our Members’ marketing strategies is our strategy to improve the sustainability of our Members’ businesses through the evolution of our Marketing Plan.

Historically, qualifying for commissions and/or bonuses in our Marketing Plan required the purchase by the qualifying Member and her downline of products representing 4,000 Volume Points in a single month or 2,500 Volume Points in each of two consecutive months. In 2009, we enhanced our Marketing Plan to enable Members to qualify for commissions and/or bonuses by acquiring 5,000 volume points of product over the course of twelve months rather than one or two months, enabling our Members interested in trying direct selling to do so on a more gradual basis. We believe this approach will improve the success and retention of new Sales Leaders and benefit the business long term as it allows new Members to get experience, improved training and additional education about Herbalife products, daily consumption based DMO’s and the business opportunity prior to becoming a Sales Leader. During 2014 we simplified our qualification criteria. To attain sales leader status, a Member generally must be responsible for sales of products representing an accumulation of at least 4,000 volume points in any consecutive twelve month period.

As a leading direct seller, we also endeavor to foster our Members to fairly and honestly market both our products and the business opportunity as part of being an Herbalife Member.

Improve Members’ Skills through Training

We believe that personal and professional development are key to our Members’ success and therefore we and our Member sales leaders have established an annual schedule of meetings and events to support this important objective. We and our Member leadership conduct training sessions on local, regional and global levels attended by thousands of Members to provide product education, sales and marketing training, and instruction on available tools. These events are opportunities to showcase and disseminate our Members’ evolving best marketing practices from around the world such as Nutrition Clubs, Weight Loss Challenges, Fit Camps and other business methods, and to introduce new or upgraded products. A variety of training and development tools are also available through online and mobile platforms.

Increase Brand Awareness

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

Improve Product Access

As adoption of daily consumption methods expands, we have identified a number of methods and approaches that better support Members by providing access points closer to where they do business. Specific methods vary by markets, considering local Member needs as well as infrastructure and available resources. We continue to expand the number of Sales Centers, smaller pick up locations (including third party collection points), brand experience centers and automated sales centers. This expansion is based on the needs of our Members and the growth of the business primarily from deeper penetration into existing markets. For example, we now have distribution agreements with multiple retailers. We believe that by leveraging the retailer’s distribution system we are providing our Members with easier product access. We will continue to evaluate the need to increase the number of product access points.

Leverage Our Infrastructure

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

OUR NETWORK MARKETING PROGRAM

General

Our products are distributed through a global network marketing organization comprised of approximately 4.0 million Members, most of whom are discount customers, operating in 91 countries as of December 31, 2014. In China, due to local regulations, our sales are conducted through Company operated retail stores, sales representatives, sales officers and independent service providers; in the areas where we have a direct selling license, our sales representatives, sales officers and independent service providers can sell Herbalife product outside of the retail establishments.

In addition to helping our Members and their customers achieve their goals of health and wellness through consumption of our products, we offer our Members, a potential income opportunity as independent contractors. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Member network, and reselling those products to persons at prices they set for themselves. Second, Members who sponsor other Members and establish and maintain their own sales organizations may earn compensation (including commissions, royalty overrides and production bonuses) based on the activity of their sales organizations, as well as the annual “Mark Hughes Bonus” which is based on several additional factors.

Our sales are generated primarily from Member purchases that are for reasons other than earning network marketing compensation under the Company’s marketing plan. The majority of our Members have not sponsored another Member and do not earn compensation relating to product sales made by or to other Members. We believe these Members have joined the network for reasons other than participating in our network marketing compensation plan such as personal consumption and reselling products to others to earn retail profit.

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

Structure

To become a Member in most markets, a person must be sponsored by an existing Member and must purchase an International Business Pack, or IBP. The IBP is a Member kit available in local languages which typically includes product samples, a handy tote, booklets describing us, our compensation plan and rules of Member conduct, various training and promotional materials, Member applications and a product catalog. The price of an IBP varies by market and provides a low cost entry for incoming Members. IBPs do not generate any Member compensation and are not used for Member qualifications or recognition purposes under the Company’s marketing plan.

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

To become a sales leader, or qualify for a higher level, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and must re-qualify once each year. To attain sales leader status, a Member generally must be responsible for sales of products representing an accumulation of at least 4,000 volume points in any consecutive twelve month period.

The method for calculating Distributor Allowances and Marketing Plan payouts generally utilizes 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for Distributor Allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus.

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

The following table sets forth the number of our sales leaders and sales leader retention rates as of each of the following re-qualification periods:

	At the End of February
	Number of Sales Leaders			Sales Leader Retention Rate
	2014	2013	2012	2014	2013	2012
North America	86,129	86,469	79,150	55.1%	54.7%	51.1%
Mexico	78,818	78,453	67,959	54.2%	57.6%	59.2%
South & Central America	102,152	79,351	65,653	54.9%	53.6%	55.7%
EMEA	62,723	57,071	55,121	67.7%	60.7%	61.5%
Asia Pacific (excluding China)	126,229	134,714	116,158	39.9%	40.1%	40.2%

Total Sales Leaders	456,051	436,058	384,041	51.8%	51.8%	52.0%
China	30,037	30,304	26,262

Worldwide Total Sales Leaders	486,088	466,362	410,303

In February of each year, we remove from the rank of sales leader those individuals who did not satisfy the sales leader qualification requirements during the preceding twelve months. Members who meet the sales leader requirements at any time during the year are promoted to sales leader status at that time, including any sales leaders who were removed, but who subsequently re-qualified. For the latest twelve month re-qualification period ending January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. If Venezuela and Argentina were included on a normalized basis, the percentage would have been 53.4%.

To re-qualify and retain their organization and associated earnings, Sales Leaders need to accumulate 4,000 volume points in any one month or two consecutive month period. Sales Leaders who accumulate at least 4,000 volume points (but less than 10,000 volume points) in the 12-month period re-qualify and retain a discount of 50%, but will forfeit their organization.

PRODUCT RETURN AND BUYBACK POLICIES

In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee any customer who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days to the Member from whom it was purchased for a full refund from the Member or credit toward the exchange of another Herbalife product. If they return the products to us on a timely basis, the Member may obtain replacement product from us for such returned products. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product, exclusive of the cost of shipment to the Member. We pay the cost to return the product to us. Together product returns and buybacks were approximately 0.2%, 0.2%, and 0.3% of product sales for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Products

In the United States, the formulation, manufacturing, packaging, holding, labeling, promotion, advertising, distribution and sale of our products are subject to regulation by various governmental agencies, including (1) the Food and Drug Administration, or FDA, (2) the Federal Trade Commission, or FTC, (3) the Consumer Product Safety Commission, or CPSC, (4) the United States Department of Agriculture, or USDA, (5) the Environmental Protection Agency, or EPA, (6) the United States Postal Service, (7) United States Customs and Border Patrol,

and (8) the Drug Enforcement Administration. Our activities also are regulated by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed or sold. The FDA, in particular, regulates the formulation, manufacture and labeling of over-the-counter, or OTC, drugs, conventional foods, dietary supplements, and cosmetics such as those distributed by us. The majority of the products marketed by us in the United States are classified as conventional foods or dietary supplements under the Federal Food, Drug and Cosmetic Act, or FFDCA. Internationally, the majority of products marketed by us are classified as foods, health supplements or food supplements.

FDA regulations require us and our contract manufacturers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packaging, holding, and distribution of foods, OTC drugs and dietary supplements. The FDA also requires identity testing of all incoming dietary ingredients unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The cGMPs are designed to ensure that food, OTC drug and dietary supplement products are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Herbalife has regularly implemented enhancements, modifications and improvements to our manufacturing and corporate quality processes and believes we and our contract manufacturers are compliant with the FDA’s cGMP regulations in the United States.

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of FFDCA concerning the composition and labeling of dietary supplements.

Under DSHEA, dietary supplement labeling may bear structure or function claims that the manufacturer can substantiate, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear a claim that they can prevent, treat, cure, mitigate or diagnose disease (a disease claim). In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

U.S. law also requires that all serious adverse events occurring within the United States involving dietary supplements or OTC drugs be reported. We believe that we are in full compliance with this law having implemented a worldwide procedure governing adverse event identification, investigation and reporting. As a result of our receipt of adverse event reports, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the federal Nutrition, Labeling and Education Act, or NLEA, and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients added to conventional foods must either be generally recognized as safe by experts or be approved as food additives under FDA regulations.

The federal Food Safety Modernization Act is also applicable to some of Herbalife’s business and will require the development of a food safety plan and the implementation of preventative measures to protect against food contamination. Dietary supplements manufactured in accordance with GMPs, and foods manufactured in accordance with the low acid food regulations, are exempt.

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

The FTC has promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. Herbalife has adapted its practices and rules regarding the practices of its Members to comply with the revised Guides.

We also are subject to the risk of private party challenges to the legality of our network marketing program both in the United States and internationally. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the network marketing program of Omnitrition International, Inc., or Omnitrition, was challenged in a class action by Omnitrition distributors who alleged that it was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our network marketing program satisfies federal and other applicable statutes and case law.

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

We also are subject to regulations in various foreign markets pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in many markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on Members without having to pay social security assessments on behalf of the Members and without incurring severance obligations to terminated Members. In some countries, we may be subject to these obligations in any event.

It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing program could have a material adverse effect to our financial condition and operating results. An adverse determination could: (1) require us to make modifications to our network marketing program, (2) result in negative publicity or (3) have a negative impact on Member morale. In addition, adverse rulings by courts in any proceedings challenging the legality of network marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

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

In order to comply with regulations that apply to both us and our Members, we conduct considerable research into the applicable regulatory framework prior to entering any new market to identify all necessary licenses and approvals and applicable limitations on our operations in that market. Typically, we conduct this research with the assistance of local legal counsel and other representatives. We devote substantial resources to obtaining the necessary licenses and approvals and bringing our operations into compliance with the applicable limitations. We also research laws applicable to Member operations and revise or alter our Member manuals and other training materials and programs to provide Members with guidelines for operating a business, marketing and distributing our products and similar matters, as required by applicable regulations in each market. We are, however, unable to monitor our Members effectively to ensure that they refrain from distributing our products in countries where we have not commenced operations, and we do not devote significant resources to this type of monitoring.

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

Employees

As of December 31, 2014, we had approximately 7,800 employees of which approximately 2,100 were located in the United States. These numbers do not include our Members, who are independent contractors. Except for some employees in Mexico and in certain European countries, none of our employees are members of any labor union, and we have never experienced any business interruption as a result of any labor disputes.

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

Risks Related to Us and Our Business

Our failure to establish and maintain Member and sales leader relationships for any reason could negatively impact sales of our products and harm our financial condition and operating results.

We distribute our products exclusively to and through approximately 4.0 million independent Members, and we depend upon them directly for substantially all of our sales. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. To increase our revenue, we must increase the number of, or the productivity of, our Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Members. The loss of a significant number of Members for any reason could negatively impact sales of our products and could impair our ability to attract new Members. In our efforts to attract and retain Members, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing Members and attract new Members.

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. For the latest twelve month re-qualification period ending January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. We did not require our Venezuelan sales leaders to re-qualify temporarily for the period ended January 2014 due to product supply limitation resulting from currency restrictions; the Venezuela re-qualification requirement resumed for the period ended January 2015 after providing the market time to adjust to supply levels. We did not require our Argentinean sales leaders to re-qualify temporarily for the period ended January 2015 due to product supply challenges resulting from importation restrictions. If Venezuela and Argentina were included on a normalized basis, the percentage would have been 53.4%.

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

We are subject to FDA rules for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements and over-the-counter drugs distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs products manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products it self-manufactures it could negatively impact our reputation and ability to sell our products even after any such situation had been rec-

tified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

Since late 2012, a short seller has made and continues to make allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and is vigorously defending itself against such claims, including proactively reaching out to regulatory agencies and governmental authorities. Because of these allegations, the Company has received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the FTC, SEC and other governmental authorities. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations, including the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. For example, while we believe we are in compliance with the permanent injunction, there is no assurance that a court or the Attorney General would agree.

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

We are also subject to the risk of private party challenges to the legality of our network marketing program. Some network marketing programs of other companies have been successfully challenged in the past, while other challenges to network marketing programs of other companies have been defeated. Adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of network marketing systems, in any other market in which we operate, could negatively impact our business.

A substantial portion of our business is conducted in foreign markets, exposing us to the risks of trade or foreign exchange restrictions, increased tariffs, foreign currency fluctuations, disruptions or conflicts with our third party importers and similar risks associated with foreign operations.

Approximately 82% of our net sales for the year ended December 31, 2014, were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate. If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms or less favorable official exchange mechanisms which are significantly less favorable than the SICAD II rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If we are unsuccessful in implementing any financially and economically viable strategies including local manufacturing, we may be required to fundamentally change our business model, or suspend or cease operations in Venezuela. If any of these events were to occur, it could result in a significant negative impact on our consolidated earnings, cash and cash equivalents and present and future cash flows. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Item 15 of our 2014 Annual Report on Form 10-K for further information on foreign currency restrictions and significant foreign exchange losses recognized in our consolidated financial statements relating to Venezuela.

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

China has published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations have been issued. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that can directly serve customers and preferred customers. We also have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebi, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui and Yunnan.

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

China has also enacted labor contract and social insurance legislation. We have reviewed our employment contracts and contractual relations with employees in China, which include certain of our employed sales personnel, and have transferred those employed sales personnel to independent service providers and have made such other changes as we believe to be necessary or appropriate to bring these contracts and contractual relations into compliance with these laws and their implementing regulations. In addition, we continue to monitor the situation to determine how these laws and regulations will be implemented in practice. There is no guarantee that these laws will not adversely impact us, cause us to change our operating plan for China or otherwise have an adverse impact on our business operations in China.

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

If we fail to further penetrate existing markets, then the growth in sales of our products, along with our operating results, could be negatively impacted.

The success of our business is to a large extent contingent on our ability to further penetrate existing markets which is subject to numerous factors, many of which are out of our control. Government regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of some of our products, which could negatively impact our business, financial condition and results of operations. Also, our ability to increase market penetration in certain countries may be limited by the finite number of persons in a given country inclined to pursue a direct selling business opportunity or consumers willing to purchase Herbalife products. Moreover, our growth will depend upon improved training and other activities that enhance Member retention in our markets. While we have recently experienced significant growth in certain of our markets, we cannot assure you that such growth levels will continue in the immediate or long term future. Furthermore, our efforts to support growth in such international markets could be hampered to the extent that our infrastructure in such markets is deficient when compared to our more developed markets, such as the U.S. Therefore, we cannot assure you that our general efforts to increase our market penetration and Member retention in existing markets will be successful. If we are unable to further penetrate existing markets, our operating results could suffer.

Our contractual obligation to sell our products only through our Herbalife Member network and to refrain from changing certain aspects of our marketing plan may limit our growth.

We are a party to an agreement with our Members that provides assurances, to the extent legally permitted, we will not sell Herbalife products worldwide through any distribution channel other than our network of independent Herbalife Members. Thus, we are contractually prohibited from expanding our business by selling Herbalife products through other distribution channels that may be available to our competitors, such as over the internet, through wholesale sales, by establishing retail stores or through mail order systems. Since this is an open-ended commitment, there can be no assurance that we will be able to take advantage of innovative new distribution channels that are developed in the future.

In addition, this agreement with our Members provides that we will not change certain aspects of our marketing plan without the consent of a specified percentage of our Members. For example, our agreement with our Members provides that we may increase, but not decrease, the discount percentages available to our Members for the purchase of products or the applicable royalty override percentages, and production and other bonus percentages available to our Members at various qualification levels within our Member hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our Members further provides that we may not vary the criteria for qualification for each Member tier within our Member hierarchy, unless we do so in such a way so as to make qualification easier.

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

A substantial portion of our products are manufactured at third party contract manufacturers. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations and while efforts are being made to ensure a smooth transition we cannot assure you that the transition from our third party contract manufacturers to this new Herbalife facility will not result in possible inventory shortages. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship as a result of the current global financial crisis.

For the portion of our product supply that is self-manufactured, we believe we have significantly lowered the product supply risk, as the risk factors of financial health, liquidity, capacity expansion, reliability and product quality are all within our control. However, a significant delay in the full operationalization of the Winston-Salem Facility, while unlikely, could hamper our ability to support the continued growth in net sales.

Our product supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have approximately 50 product suppliers. For our major products, we typically have both primary and secondary suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders, Nature’s Bounty (U.S.) for meal replacements and nutritional supplements, and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan, Taiwan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of soy, fructose, dairy products, gums, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

For 2014, 2013 and 2012, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

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

Our credit facility contains financial and operating covenants that restrict our and our subsidiaries’ ability to, among other things:

•	pay dividends, redeem share capital or capital stock and make other restricted payments and investments;

•	incur or guarantee additional debt;

•	impose dividend or other distribution restrictions on our subsidiaries; and

•	create liens on our and our subsidiaries’ assets.

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

See Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of our 2014 Annual Report on Form 10-K for further information on contingencies relating to VAT and other related matters.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. For example, as described further in Note 7, Contingencies, in Brazil and Italy the Company received tax assessments from the authorities for withholding taxes, social contributions, and related items in connection with payments made to Members in those countries in prior periods. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our ingestible products include vitamins, minerals and botanicals and other ingredients and are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain some ingredients that do not have long histories of human consumption. We rely upon published and unpublished safety information including clinical studies on ingredients used in our products and conduct limited clinical studies on some key products but not all products. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $15 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

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

In addition, our articles of association contain certain other provisions which could have an effect of discouraging a takeover or other transaction or preventing or making it more difficult for shareholders to change the direction or management of our Company, including the inability of shareholders to act by written consent, a limitation on the ability of shareholders to call special meetings of shareholders and advance notice provisions. As a result, our shareholders may have less input into the management of our Company than they might otherwise have if these provisions were not included in our articles of association.

The Cayman Islands have provisions under the Companies Law (2014 Revision) (the “Companies Law”) to facilitate mergers and consolidations between Cayman Islands companies and non-Cayman Islands companies. These provisions, contained within Part XVI of the Companies Law, are broadly similar to the merger provisions as provided for under Delaware Law.

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

As of December 31, 2014, we leased the majority of our physical properties. Our corporate executive offices are located in the LA Live complex in downtown Los Angeles, California, where we currently occupy approximately 85,000 square feet with terms expiring in 2018. We also lease approximately 311,000 square feet of general office space in Torrance, California, with terms expiring in 2016, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease warehouse facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through July 2021 and January 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico, we lease approximately 140,000 square feet of office space with the term of the lease expiring in January 2018. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 178,000 square feet with the term expected to expire in February 2023. In Suzhou, China we are leasing our manufacturing facilities and warehouse facilities of approximately 81,000 square feet and 121,000 square feet, respectively, under leases expiring in September 2017 and October 2019, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 362,000 square feet under a lease expiring in July 2025.

We also own a manufacturing facility in Winston-Salem, North Carolina. The manufacturing facility contains approximately 800,000 square feet of manufacturing and office space. See Item 1 — Business for further discussion of the manufacturing facility purchased in Winston-Salem, North Carolina.

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

Quarter Ended	High	Low
March 31, 2014	$83.51	$49.35
June 30, 2014	$66.81	$51.19
September 30, 2014	$69.69	$38.63
December 31, 2014	$56.74	$35.45

Quarter Ended	High	Low
March 31, 2013	$47.16	$30.84
June 30, 2013	$52.84	$34.72
September 30, 2013	$74.22	$44.85
December 31, 2013	$81.75	$59.81

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

The closing price of our common shares on February 18, 2015, was $33.42. The approximate number of holders of record of our common shares as of February 18, 2015 was 671. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2014. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2009 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

Comparison of Cumulative Five Year Total Return

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Herbalife Ltd.	$100.00	$171.50	$262.83	$171.57	$419.71	$201.96
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$205.14
Peer Index	$100.00	$102.82	$94.49	$87.89	$138.25	$77.49

Information with Respect to Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The aggregate amount of dividends paid and declared during fiscal year 2014, 2013, and 2012 was approximately $30.4 million, $123.1 million, and $135.1 million, respectively.

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by our credit facility entered into on March 9, 2011, as amended, or the Credit Facility, and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2014, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,174,926	$37.46	7,981,061
Equity compensation plans not approved by security holders	—	—	—
Total	3,174,926	$37.46	7,981,061

(1)	Consists of six plans: The WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, the Herbalife Ltd. 2014 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the Consolidated Financial Statements.

(2)	Includes 1.8 million common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.

(3)	Number of securities to be issued upon exercise of stock appreciation rights was calculated using the market price at December 31, 2014.

Information with Respect to Purchases of Equity Securities by the Issuer

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

We did not repurchase any common shares in the open market during the three months ended December 31, 2014. As of December 31, 2014, the remaining authorized capacity under our share repurchase program was approximately $232.9 million.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 from our audited financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this document.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions except per share data)
Income Statement Data:
Net sales	$4,958.6	$4,825.3	$4,072.3	$3,454.5	$2,734.2
Cost of sales	982.9	963.4	812.6	680.1	558.8

Gross profit	3,975.7	3,861.9	3,259.7	2,774.4	2,175.4
Royalty overrides	1,471.1	1,497.5	1,338.6	1,137.5	900.2
Selling, general and administrative expenses	1,991.1	1,629.1	1,259.7	1,074.6	887.7

Operating income	513.5	735.3	661.4	562.3	387.5
Interest expense, net	79.2	18.6	10.5	2.5	7.4
Other expense, net	13.0	—	—	—	—

Income before income taxes	421.3	716.7	650.9	559.8	380.1
Income taxes	112.6	189.2	186.9	144.8	87.2

Net income	$308.7	$527.5	$464.0	$415.0	$292.9
Earnings per share
Basic	$3.58	$5.14	$4.13	$3.53	$2.46
Diluted	$3.40	$4.91	$3.94	$3.32	$2.32
Weighted average shares outstanding
Basic	86.3	102.6	112.4	117.5	119.0
Diluted	90.8	107.4	117.9	124.8	126.5

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions except per share data)
Other Financial Data:
Retail sales(1)	$7,843.0	$7,514.0	$6,404.3	$5,427.8	$4,306.3
Net cash provided by (used in):
Operating activities	511.4	772.9	567.8	510.5	387.9
Investing activities	(201.3)	(150.8)	(125.0)	(92.1)	(69.1)
Financing activities	(389.5)	30.7	(371.2)	(339.0)	(262.0)
Depreciation and amortization	93.2	84.7	74.4	71.9	68.6
Capital expenditures(2)	156.7	162.5	122.8	90.9	68.1
Balance Sheet Data:
Cash and cash equivalents	$645.4	$973.0	$333.5	$258.8	$190.6
Receivables, net	83.6	100.3	116.1	89.7	85.6
Inventories	377.7	351.2	339.4	247.7	182.5
Total working capital	518.6	720.8	221.7	206.1	118.7
Total assets	2,374.9	2,473.7	1,724.1	1,463.1	1,241.1
Total debt	1,811.7	931.3	487.6	203.6	178.2
Shareholders’ (deficit) equity(3)	(334.4)	551.4	395.5	548.2	474.0
Cash dividends per common share	0.30	1.20	1.20	0.73	0.45

(1)	Retail sales represent the gross sales amount reflected on our invoices to our Members and are based on suggested retail prices. Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our Members, after giving effect to all discounts provided to our Members referred to as “distributor allowances.” “Net sales” represents product sales and shipping & handling revenues.

Retail sales data is discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, retail sales is a component of the financial reports we use to analyze our financial results.

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions)
Retail sales	$7,843.0	$7,514.0	$6,404.3	$5,427.8	$4,306.3
Distributor allowance	(3,275.8)	(3,313.3)	(2,927.4)	(2,483.1)	(1,968.8)

Product sales	4,567.2	4,200.7	3,476.9	2,944.7	2,337.5
Shipping & handling revenues	391.4	624.6	595.4	509.8	396.7

Net sales	$4,958.6	$4,825.3	$4,072.3	$3,454.5	$2,734.2

(2)	Includes accrued capital expenditures. See the Consolidated Statement of Cash Flows for capital expenditures paid in cash during the years ended December 31, 2014, 2013, and 2012.

(3)	During the years ended December 31, 2014, 2013, 2012, 2011, and 2010, we paid an aggregate $30.4 million, $123.1 million, $135.1 million, $85.5 million, and $53.7 million in dividends, respectively, and repurchased $1,267.1 million, $297.4 million, $527.8 million, $298.8 million, and $150.1 million of our common shares through open market purchases, the Repurchase Agreement, and the Forward Transactions, respectively. The Repurchase Agreement and the Forward Transactions are discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of December 31, 2014, we sold our products to and through a network of 4.0 million independent members, or Members, which included approximately 0.2 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. Other than in China, we are in the process of making the terminology change from “distributors” to “Members,” since most of them are discount customers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 35-year operating history. As of December 31, 2014, we sold our products in 91 countries.

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

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales.

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

	For the Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
	(Volume Points in millions)
North America	1,244.0	1,249.9	(0.5)%	1,249.9	1,157.8	8.0%
Mexico	875.2	864.3	1.3%	864.3	815.4	6.0%
South & Central America	850.1	966.2	(12.0)%	966.2	740.4	30.5%
EMEA	835.4	698.0	19.7%	698.0	602.5	15.9%
Asia Pacific (excluding China)	1,189.8	1,225.4	(2.9)%	1,225.4	1,197.8	2.3%
China	448.5	333.6	34.4%	333.6	206.5	61.5%

Worldwide	5,443.0	5,337.4	2.0%	5,337.4	4,720.4	13.1%

We believe the sequential increases in total Volume Points for 2014 and 2013 of 2.0% and 13.1%, respectively, reflects the success of our competitive strengths and business strategies discussed in greater detail in item 1 — Business to this Annual Report on Form 10-K in achieving our objective of sustainable sales growth through retailing, recruiting and retention, despite the decrease in the rate of growth over the last several years. In 2014 Mexico saw slower Volume Point growth, and the North America and Asia Pacific regions saw declines in Volume Points, each continuing a multiple-year trend of decreasing Volume Point growth rates in those regions. We believe this trend is the result of Members adjusting to certain revisions to our operations and marketing plan designed to improve the training and retention of sales leaders. The South & Central America region also saw a decline in Volume Points following several years of growth, for reasons similar to the regions noted above as well as the impact of order size and product import limitations instituted for the Venezuela market.

Average Active Sales Leaders by Geographic Region

With the continued expansion of daily consumption DMOs in our different markets and our objective to improve Member retention, we believe the Average Active Sales Leader is a useful metric. It represents the monthly average number of sales leaders that place an order, including orders of non-sales leader Members in their downline sales organization, during a given period. We rely on this metric as an indication of the engage-

ment level of sales leaders, who are integral to our success, and therefore as an indication of the success of our strategies and execution. Changes in the Average Active Sales Leader metric may be indicative of potential for changes in annual retention levels and future sales growth.

	For the Year Ended December 31,			For the Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
North America	76,180	72,058	5.7%	72,058	66,054	9.1%
Mexico	65,861	63,581	3.6%	63,581	57,651	10.3%
South & Central America	63,712	58,090	9.7%	58,090	44,980	29.1%
EMEA	59,224	49,650	19.3%	49,650	44,098	12.6%
Asia Pacific (excluding China)	75,351	71,542	5.3%	71,542	63,255	13.1%
China	18,857	14,808	27.3%	14,808	11,683	26.7%
Worldwide(1)	347,321	318,740	9.0%	318,740	277,803	14.7%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

We believe the trend of increasing worldwide Average Active Sales Leaders over the periods reflected in the table is attributable to the Company’s success in making the Herbalife business opportunity more appealing and in facilitating Sales Leader success through providing quality products; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training of Members on our products and methods; and continued promotion and branding of Herbalife products. Although Average Active Sales Leaders increased in each region in 2014 and 2013 as compared to the prior year period, several regions have seen the growth rate decrease over this period. In 2014, the North America, Mexico and Asia Pacific regions saw a continued multiple-year decline in Average Active Sales Leader growth rates for the same reasons the rate of Volume Point growth decreased in those regions. The South & Central America region also saw a lower growth rate for 2014 compared to 2013, for the same reasons the rate of Volume Point growth decreased, partially offset by our determination not to require sales leaders in Venezuela to re-qualify for the twelve-month period ended January 31, 2014. Given the long term and qualitative nature of our strategies, the magnitude of the impact of each such strategy on Sales Leaders’ engagement cannot be quantified and may vary over time and by market.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). For the latest twelve month re-qualification period ending January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. We did not require our Venezuelan sales leaders to re-qualify temporarily for the period ended January 2014 due to product supply limitation resulting from currency restrictions; the Venezuela re-qualification requirement resumed for the period ended January 2015 after providing the market time to adjust to supply levels. We did not require our Argentinean sales leaders to re-qualify temporarily for the period ended January 2015 due to product supply challenges resulting from importation restrictions. If Venezuela and Argentina were included on a normalized basis, the percentage would have been 53.4%.

Sales Leaders Statistics (Excluding China)	2014	2013	2012
	(In thousands)
January 1 total sales leaders	625.8	583.1	501.3
January & February new sales leaders	33.0	37.1	34.8
Demoted sales leaders (did not re-qualify)	(201.2)	(182.8)	(151.3)
Other sales leaders (resigned, etc)	(1.5)	(1.3)	(0.8)

End of February total sales leaders	456.1	436.1	384.0

The Member statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2014	2013	2012
	(In thousands)
Sales leaders needed to re-qualify	417.7	379.6	314.9
Demoted sales leaders (did not re-qualify)	(201.2)	(182.8)	(151.3)

Total re-qualified	216.5	196.8	163.6

Retention rate	51.8%	51.8%	52.0%

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders			Sales Leaders Retention Rate
	2014	2013	2012	2014	2013	2012
North America	86,129	86,469	79,150	55.1%	54.7%	51.1%
Mexico	78,818	78,453	67,959	54.2%	57.6%	59.2%
South & Central America	102,152	79,351	65,653	54.9%	53.6%	55.7%
EMEA	62,723	57,071	55,121	67.7%	60.7%	61.5%
Asia Pacific (excluding China)	126,229	134,714	116,158	39.9%	40.1%	40.2%

Total Sales leaders	456,051	436,058	384,041	51.8%	51.8%	52.0%
China	30,037	30,304	26,262

Worldwide Total Sales Leaders	486,088	466,362	410,303

Sales leaders generally purchase our products for resale to other Members and retail consumers. The number of sales leaders by geographic region as of the quarterly reporting dates will normally be higher than the number of sales leaders by geographic region as of the re-qualification period because sales leaders who do not re-qualify during the relevant twelve-month period will be removed from the rank of sales leader the following February. Comparisons of sales leader totals on a year-to-year basis are indicators of our recruitment and retention efforts in different geographic regions.

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

Retention Rate remained relatively consistent from 2012 through 2014 at what we consider to be a high level, and increased further for 2015, which we believe to be the result of efforts we have made to improve the sustainability of sales leaders’ businesses.

Presentation

“Retail sales” represent the suggested retail price of products we sell to our Members and is the gross sales amount reflected on our invoices. Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies. This is not the price paid to us by our Members. Our Members purchase product from us at a discount from the suggested retail price. We refer to these discounts as “Distributor Allowance”, and we refer to retail sales less distributor allowances as “Product Sales”.

Total distributor allowances for 2014, 2013, and 2012 were 41.8%, 44.1%, and 45.7% of Retail Sales, respectively. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

We do not have visibility into all of the sales from our Members to their customers, but such a figure would differ from our reported “retail sales” by factors including (a) the amount of product purchased by our Members for their own personal consumption and (b) prices charged by our Members to their customers other than our suggested retail prices. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, retail sales is a component of the financial reports we use to analyze our financial results. However, such a measure is not in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. Retail sales should not be considered in isolation from, nor as a substitute for, net sales and other consolidated income or cash flow statement data prepared in accordance with U.S. GAAP, or as a measure of profitability or liquidity. A reconciliation of retail sales to net sales is presented below under Results of Operations.

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

During 2014, 2013, and 2012, total Royalty overrides were 29.7%, 31.0%, and 32.9% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

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

Our “other expense, net” consists of non-operating expenses such as impairments of available-for-sale investments.

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

Results of Operations

Our results of operations for the periods below are not necessarily indicative of results of operations for future periods, which depend upon numerous factors, including our ability to recruit new Members and retain sales leaders, further penetrate existing markets, introduce new products and programs that will help our Members increase their retail efforts and develop niche market segments.

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.8	20.0	19.9

Gross profit	80.2	80.0	80.1
Royalty overrides(1)	29.7	31.0	32.9
Selling, general and administrative expenses(1)(2)	40.2	33.8	30.9

Operating income	10.3	15.2	16.3
Interest expense	1.8	0.6	0.4
Interest income	0.3	0.2	0.1
Other expense, net	0.3	—	—

Income before income taxes	8.5	14.8	16.0
Income taxes	2.3	3.9	4.6

Net income	6.2%	10.9%	11.4%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.

(2)	During the year ended December 31, 2014, selling, general and administrative expenses as a percentage of net sales was significantly higher as compared to the same periods in 2013 and 2012, primarily due to the foreign exchange losses relating to our Venezuela business as discussed further below.

Changes in net sales are directly associated with the retailing of our products, recruitment of Members, and retention of sales leaders. Our strategies include providing quality products, improved DMOs, including daily consumption approaches such as Nutrition Clubs, easier access to product, systemized training of Members on our products and methods, and continued promotion and branding of Herbalife products.

Management’s role, both in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member marketing program coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members and country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is the daily consumption DMO. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of growth of our business and causes of sales fluctuations during the year ended December 31, 2014 as compared to the same period in 2013 and during the year ended December 31, 2013 as compared to the same period in 2012, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites any significant price changes. The remaining drivers, which Management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

Financial Results for the year ended December 31, 2014 compared to the year ended December 31, 2013

Net sales for the year ended December 31, 2014 increased 2.8% to $4,958.6 million as compared to $4,825.3 million in 2013. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales for the year ended December 31, 2014 increased 8.3% as compared to the same period in 2013.

Net income for the year ended December 31, 2014 decreased 41.5% to $308.7 million, or $3.40 per diluted share, compared to $527.5 million, or $4.91 per diluted share, for the same period in 2013. The decrease for the year ended December 31, 2014 was primarily due to the higher selling, general and administrative expenses, including higher service fees to China service providers and the foreign exchange losses related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below and higher interest expense, partially offset by higher contribution margin and lower income taxes.

Net income for the year ended December 31, 2014 included a $229.0 million pre-tax unfavorable impact ($152.4 million post-tax), comprised of a $103.4 million and a $98.0 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I and SICAD II rates, respectively, $7.6 million of inventory write downs, a $7.0 million impairment loss on long lived assets, and a $13.0 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); an $25.1 million pre-tax unfavorable impact ($16.6 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $15.0 million pre-tax unfavorable impact ($9.4 million post-tax) from expenses related to the FTC’s Civil Investigative Demand, or CID; a $17.5 million pre-tax unfavorable impact ($10.9 million post-tax) related to a legal reserve for the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion); a $2.6 million pre-tax unfavorable impact ($1.6 million post-tax) related to impairment of newly acquired defective manufacturing equipment; a $36.7 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion), and a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Net income for the year ended December 31, 2013 included approximately $29.1 million pre-tax unfavorable impact ($24.5 million post-tax) related to legal and advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 and approximately $20.4 million pre-tax unfavorable impact ($15.6 million post-tax) related to expenses for the re-audit of the Company’s 2010 to 2012 financial statements. Net income for year ended December 31, 2013 also included a $15.1 million pre-tax unfavorable impact ($9.8 million post-tax) related to the Venezuela Bolivar devaluation.

Reporting Segment Results

We aggregate our operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South & Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment primarily due to the regulatory environment in China. See Note 10, Segment Information, to the Consolidated Financial Statements for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,294.3 million for the year ended December 31, 2014. Net sales for the Primary Reporting Segment decreased $59.4 million, or 1.4%, for the year ended December 31, 2014, as compared to the same period in 2013. China reported net sales of $664.3 million for the year ended December 31, 2014. Net sales for China increased $192.7 million, or 40.9%, for the year ended December 31, 2014, as compared to the same period in 2013. See the discussion of net sales by geographic region below of the applicable region(s) comprising each segment for the underlying explanations of the changes in net sales for each reporting segment for the year ended December 31, 2014, as compared to the same period in 2013.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides. The Primary Reporting Segment reported contribution margin of $1,908.0 million for the year ended December 31, 2014. Contribution margin for the Primary Reporting Segment decreased $33.7 million, or 1.7%, for the year ended December 31, 2014, as compared to the same period in 2013. China reported contribution margin of $596.6 million for the year ended December 31, 2014. Contribution margin for China increased $173.9 million, or 41.1%, for the year ended December 31, 2014, as compared to the same period in 2013. The changes in contribution margin for the Primary Reporting Segment and China for the year ended December 31, 2014, as compared to the same period in 2013 was primarily due to the changes in net sales as described in the Net Sales by Reporting Segment section above.

Sales by Geographic Region

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,										Change in Net Sales
	2014					2013
	Retail Sales(1)(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales
	(Dollars in millions)
North America	$1,541.0	$(701.6)	$839.4	$87.4	$926.8	$1,485.6	$(685.4)	$800.2	$107.8	$908.0	2.1%
Mexico	979.9	(446.9)	533.0	34.9	567.9	937.6	(444.8)	492.8	69.6	562.4	1.0%
South & Central America	1,329.4	(616.9)	712.5	113.9	826.4	1,519.6	(718.8)	800.8	172.7	973.5	(15.1)%
EMEA	1,450.8	(657.3)	793.5	49.6	843.1	1,198.4	(572.1)	626.3	108.9	735.2	14.7%
Asia Pacific	1,785.8	(758.7)	1,027.1	103.0	1,130.1	1,815.3	(805.8)	1,009.5	165.1	1,174.6	(3.8)%
China	756.1	(94.4)	661.7	2.6	664.3	557.5	(86.4)	471.1	0.5	471.6	40.9%

Worldwide	$7,843.0	$(3,275.8)	$4,567.2	$391.4	$4,958.6	$7,514.0	$(3,313.3)	$4,200.7	$624.6	$4,825.3	2.8%

(1)	During 2013 we simplified our pricing structure for most markets by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to Members. These changes did not materially impact our consolidated Net Sales and profitability.

(2)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

North America

The North America region reported net sales of $926.8 million for the year ended December 31, 2014. Net sales increased $18.8 million, or 2.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased $19.9 million, or 2.2% for the year ended December 31, 2014, as compared to the same period in 2013. The increase in net sales for the year ended December 31, 2014, as compared to the same period in 2013, was a result of a net sales increase in the U.S. of $18.2 million or 2.1%. Product prices in the US were increased 3% in March 2014.

In the U.S. while net sales for the year increased, the trend weakened during the year with a decline in sales during the fourth quarter as compared to prior year fourth quarter. For the full year, the North America region saw a decline in the rate of net sales growth in 2014 as compared to 2013, following a similar decline in 2013 as compared to 2012. We believe the change in trend is a result of Members adapting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as a shift in focus to our longer-term sales leader qualification method and Member certification-of-understanding requirements for our standards on product and business opportunity claims. We believe this approach will improve the success and retention of new sales leaders and benefit the business long term as discussed in greater detail in item 1 — Business.

Mexico

The Mexico region reported net sales of $567.9 million for the year ended December 31, 2014. Net sales for the year ended December 31, 2014 increased $5.5 million, or 1.0%, as compared to the same period in 2013. In local currency, net sales for the year ended December 31, 2014 increased 5.3%, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $24.0 million on net sales for the year ended December 31, 2014.

Mexico net sales trends softened during the course of the year with a sales decline in local currency for fourth quarter versus the prior year period and the rate of full year net sales growth declined compared to the rate of increase for 2013. The region saw slowing in its net sales growth as a result of Members adjusting to certain revisions to our operations and marketing plan designed to improve the training and retention of sales leaders and to promote purchasing directly from Herbalife as opposed to purchasing from their sponsor Member, as is permissible. The adverse impact of fluctuations in foreign currency translation rates during 2014 also contributed to the declining rate of increase in net sales.

South and Central America

The South and Central America region reported net sales of $826.4 million for the year ended December 31, 2014. Net sales decreased $147.1 million, or 15.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, including the re-measurement impact of Venezuela’s Bolivar denominated net sales, net sales increased 3.9% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $184.9 million on net sales for the year ended December 31, 2014. The decrease in net sales for the year ended December 31, 2014, as compared to the same period in 2013, was primarily driven by decreases in Venezuela and Brazil, including the impact of significant adverse foreign exchange rate movements. The region has continued to see the adoption and expansion of daily consumption DMOs.

The South & Central America region’s decline in net sales for 2014 as compared to 2013 continued a trend of declining net sales growth observed in 2013 as compared to 2012, which included the adverse impact of fluctuations in foreign currency translation rates; local currency net sales increased during 2014 as noted above. The region saw slowing in its net sales growth as a result of Members adjusting to certain revisions to our operations and marketing plan designed to improve the training and retention of sales leaders, such as a shift in focus to our longer-term sales leader qualification method, as well as the adverse impact of our imposition of import restrictions and order size limitations for the Venezuela market.

In Brazil, the region’s largest market, net sales decreased $22.8 million, or 6.0%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 3.4% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $35.8 million on net sales in Brazil for the year ended December 31, 2014. Brazil had a 5% price increase in March 2014. Brazil’s growth rate declined from the prior year and net sales declined for the fourth quarter as Sales Leaders adapt to the new Marketing Plan change which allows Members to qualify for Sales Leader status more gradually by accumulating qualifying volume over a 12 month period versus over one or two months. We believe this approach will improve sustainability of new Sales Leaders’ businesses and benefit Herbalife long term as it allows new Members to get experience, improved training and additional education about Herbalife products, daily consumption based DMO’s and the and business opportunity prior to becoming a Sales Leader.

Net sales in Venezuela decreased $126.1 million, or 47.3%, for the year ended December 31, 2014, as compared to the same period in 2013. The challenging economic conditions and very limited currency exchange ability resulted in lower demand for our products and limited importation of product. We implemented cumulative price increases over July and December 2013 of 123%. In July 2014, Herbalife Venezuela further increased its prices on certain products in response to a recent announcement by the Venezuelan government regarding calculating Bolivar denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. These price increases, and other subsequent price increases on certain products over the remainder of the year, were implemented to better align product prices with the economic conditions of the market. During the second and third quarters of 2014, we remeasured our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. During the fourth quarter of 2014, we remeasured our net sales in Venezuela using the SICAD II rate. Use of the SICAD II, SICAD I and previous CADIVI rates instead of the more favorable official rates in 2013 had an unfavorable impact of $123.2 million on net sales in Venezuela for the year ended December 31, 2014. We continue to monitor and assess our product pricing in Venezuela. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela and our evaluation of several options to reduce our economic exposure to this market.

EMEA

The EMEA region reported net sales of $843.1 million for the year ended December 31, 2014. Net sales increased $107.9 million, or 14.7%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 19.9% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $38.1 million on net sales for the year ended December 31, 2014. The increase in net sales for the year ended December 31, 2014 was primarily driven by increases in Russia, Italy, Spain, and the United Kingdom.

Net sales in Russia increased $12.2 million, or 9.7%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 31.3% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $27.4 million on net sales in Russia for the year ended December 31, 2014. Product prices in Russia were increased 7% in June 2014. Russia’s success was primarily a result of the early adoption of many of the concepts captured in our recent Marketing Plan changes; mainly the more gradual development of certain new members to Sales Leader. The slow conversion improves sustainability of Sales Leaders’ businesses, and Russia’s Sales Leader Retention rate for 2014 was higher than the Company average. We also invested in infrastructure and branding to help develop the market including the opening of sales pick up centers and athletic sponsorships and endorsements.

Net sales in Italy increased $28.0 million, or 25.2%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 25.2% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates did not have a significant impact on net sales in Italy for the year ended December 31, 2014. Italy has seen early Member adoption of cumulative qualification to Sales Leader status which we believe will improve sustainability of new Sales Leaders’ businesses and benefit Herbalife long term as it allows new members to get experience, improved training and additional education about Herbalife products, daily consumption based DMO’s and the business opportunity prior to becoming a sales leader. This adoption has been augmented with the expansion of Members’ offices and centers, and the use of a regular organized training approach.

Net sales in Spain increased $20.6 million, or 30.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales in Spain increased 30.0% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a favorable impact of $0.1 million on net sales in Spain for the year ended December 31, 2014. Spain increased Member engagement and retention in the market through a series of strategies including a focus on regionalization, continued adoption of the daily consumption DMO, city by city promotions, and Nutrition Advisory Board educations and training tours.

Net sales in the United Kingdom increased $12.6 million, or 22.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales in the United Kingdom increased 15.2% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a favorable impact of $3.9 million on net sales in the United Kingdom for the year ended December 31, 2014. The UK had a price increase of 3% in June 2014. The United Kingdom has seen improved adoption of daily consumption DMOs such as Wellness Centers, Weight Loss Challenges, Fit Clubs and Fit Camps, as well as the use of a regular organized training approach. After a period of strong growth the UK saw a sales decline late in 2014.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,130.1 million for the year ended December 31, 2014. Net sales decreased $44.5 million, or 3.8%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 2.4% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $16.3 million on net sales for the year ended December 31, 2014. The decrease in net sales for the year ended December 31, 2014 was driven primarily by declines in Malaysia, South Korea, and Indonesia, partially offset by increases in the Philippines, India, and Australia.

The Asia Pacific region saw a decline in the rate of net sales growth in 2014 as compared to 2013, continuing a declining net sales growth trend observed in 2013 as compared to 2012. The region saw continued slowing in its net sales growth as a result of Members adjusting to certain revisions to our operations and marketing plan designed to improve the training and retention of sales leaders, such as a shift in focus to our longer-term sales leader qualification method, expansion of the first order limitation program, and Member certification-of-understanding requirements for our standards on product and business opportunity claims.

Net sales in South Korea decreased $17.7 million, or 4.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 8.5% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a favorable impact of $19.2 million on net sales for the year ended December 31, 2014. In the second half of 2014 South Korea was negatively impacted by a shift in emphasis toward cumulative Sales Leader qualification over 12 months, and away from one or two month qualification, as well as Sales Leader acclimation to other South Korea-specific Marketing Plan enhancements.

Net sales in India increased $11.9 million, or 8.2%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 13.4% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $7.5 million on net sales for the year ended December 31, 2014. We have increased product access within the India market and supported the adoption of daily consumption DMOs, especially the Nutrition Club. The designation of India as a test market for launching first order limitations in 2013 and shifting to a focus on qualification by the 12 month cumulative approach also had a positive effect on 2014 sales.

Net sales in Taiwan decreased $10.5 million, or 7.2%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 5.3% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $2.7 million on net sales for the year ended December 31, 2014. Taiwan was negatively impacted by a shift in emphasis toward Sales Leader qualification over 12 months, and away from one or two month qualification.

Net sales in Indonesia decreased $17.4 million, or 13.9%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 1.1% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $16.1 million on net sales for the year ended December 31, 2014. Indonesia has been negatively impacted by a shift in emphasis toward Sales Leader qualification over 12 months, and away from one or two month qualification.

Net sales in Malaysia decreased $44.7 million, or 41.8%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 39.3% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $2.7 million on net sales for the year ended December 31, 2014. Areas of insufficient training during a period of strong growth in Nutrition Home Clubs contributed to a decline in the number and productivity of clubs. We are working with Member leadership in Malaysia to address these training issues.

China

Net sales in China were $664.3 million for the year ended December 31, 2014. Net sales increased $192.7 million, or 40.9%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 41.3% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $2.2 million on net sales for the year ended December 31, 2014.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, aided by continued acceptance of a Preferred Customer program which was launched during 2013. We have also implemented on-line ordering in China.

As of December 31, 2014, we had direct selling licenses for 25 of the 29 provinces in which we were operating. We continue to seek additional provincial licenses where appropriate.

Sales by Product Category

	Year Ended December 31,										% Change in Net Sales
	2014					2013
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
Weight Management	$5,128.1	$(2,207.0)	$2,921.1	$255.9	$3,177.0	$4,878.5	$(2,220.3)	$2,658.2	$405.5	$3,063.7	3.7%
Targeted Nutrition	1,789.2	(770.0)	1,019.2	89.3	1,108.5	1,767.4	(804.4)	963.0	146.9	1,109.9	(0.1)%
Energy, Sports and Fitness	420.6	(181.0)	239.6	21.0	260.6	405.2	(184.4)	220.8	33.7	254.5	2.4%
Outer Nutrition	288.7	(124.2)	164.5	14.4	178.9	250.4	(114.0)	136.4	20.8	157.2	13.8%
Literature, Promotional and Other(1)	216.4	6.4	222.8	10.8	233.6	212.5	9.8	222.3	17.7	240.0	(2.7)%

Total	$7,843.0	$(3,275.8)	$4,567.2	$391.4	$4,958.6	$7,514.0	$(3,313.3)	$4,200.7	$624.6	$4,825.3	2.8%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(2)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for our product categories, except for Targeted Nutrition and Literature, Promotional and Other, increased for the year ended December 31, 2014 as compared to the same period in 2013. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,975.7 million for the year ended December 31, 2014, as compared to $3,861.9 million for the same period in 2013. As a percentage of net sales, gross profit for the year ended December 31, 2014 was 80.2%, comparable to 80.0% for the same period in 2013. The 20 basis point net increase included the favorable impact in country mix and retail price increases and the unfavorable impact of foreign currency fluctuations and inventory write down in Venezuela. Generally, the gross profit percentage may vary from period to period due to the impact from foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through sourcing optimization and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty Overrides were $1,471.1 million for the year ended December 31, 2014, as compared to $1,497.5 million for the same period in 2013. Royalty Overrides as a percentage of net sales were 29.7% for the year ended December 31, 2014 as compared to 31.0% for the same period in 2013. Generally, this royalty overrides percentage may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members under our worldwide marketing plan. We anticipate fluctuations in royalty overrides as a percentage of net sales reflecting the growth prospect of our China business relative to that of our worldwide business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,991.1 million for the year ended December 31, 2014, as compared to $1,629.1 million for the same period in 2013. Selling, general and administrative expenses as a percentage of net sales were 40.2% for the year ended December 31, 2014, as compared to 33.8% for the same period in 2013.

The increase in selling, general and administrative expenses for the year ended December 31, 2014 included $181.1 million in higher net foreign exchange losses primarily related to the remeasurement of our Bolivar-denominated monetary assets and liabilities at the SICAD I and SICAD II rates in 2014 amounting to $103.4 million and $98.0 million, respectively, as compared to the $15.1 million net foreign exchange loss during the same period in 2013 related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela); $7.0 million in impairment losses related to Herbalife Venezuela’s long-lived assets; higher variable expenses related to sales growth, including $97.1 million in higher service fees to China independent service providers; $11.8 million in higher advertising and sponsorship costs; $7.8 million in higher salaries, bonuses and benefits; $15.0 million in expenses associated with the FTC’s CID; and a $17.5 million legal reserve for the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion), partially offset by $20.4 million in expenses incurred during the comparative 2013 period related to the re-audit of the 2010-2012 financial statements.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the year ended December 31, 2014, we recorded approximately $25.1 million of expenses related to this matter, of which approximately $20.4 million was related to legal, advisory and other professional service fees. For the year ended December 31, 2013, we recorded approximately $29.1 million of expenses related to this matter, of which approximately $25.7 million was related to legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

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

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2014	Year Ended December 31, 2013
	(Dollars in millions)
Interest expense	$91.7	$26.6
Interest income	(12.5)	(8.0)

Net Interest Expense	$79.2	$18.6

The increase in net interest expense for the year ended December 31, 2014, as compared to the same period in 2013, was primarily due to higher weighted average interest rates on our senior secured credit facility and our issuance of $1.15 billion senior convertible notes in February 2014, including both cash and non-cash interest expense, discussed in Liquidity and Capital Resources below.

Other Expense, net

The $13.0 million increase in the other expense, net, for the year ended December 31, 2014, as compared to the same period in 2013, was due to the other-than-temporary impairment losses recognized on our investments in Bolivar-denominated bonds. The impairment losses for the year ended December 31, 2014 was primarily due to using the less favorable SICAD I rate to remeasure our Bolivar-denominated investments at March 31, 2014 as opposed to the previous CADIVI rate, and using the less favorable SICAD II rate to remeasure our Bolivar-denominated investments at September 30, 2014 as opposed to the previous SICAD I rate.

Income Taxes

Income taxes were $112.6 million for the year ended December 31, 2014, as compared to $189.2 million for the same period in 2013. As a percentage of pre-tax income, the effective income tax rate was 26.7% for the year ended December 31, 2014, as compared to 26.4% for the same period in 2013. The increase to the effective tax rate for the year ended December 31, 2014, as compared to the same period in 2013, is primarily due to the decrease in net benefits from discrete events, principally related to favorable tax audit settlements in the comparative 2013 period, and the inability to realize a tax benefit from Herbalife Ltd.’s interest expense, partially offset by the ability to fully realize a tax benefit resulting from Herbalife Venezuela’s foreign exchange loss and the impact of changes in the geographic mix of our income. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

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

Reporting Segment Results

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,353.7 million for the year ended December 31, 2013. Net sales for the Primary Reporting Segment increased $559.9 million, or 14.8%, for the year ended December 31, 2013, as compared to the same period in 2012. China reported net sales of $471.6 million for the year ended December 31, 2013. Net sales for China increased $193.1 million, or 69.3%, for the year ended December 31, 2013, as compared to the same period in 2012. See the discussion of net sales by geographic region below of the applicable region(s) comprising each segment for the underlying explanations of the increases in net sales for each reporting segment for the year ended December 31, 2013, as compared to the same period in 2012.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides. The Primary Reporting Segment reported contribution margin of $1,941.7 million for the year ended December 31, 2013. Contribution margin for the Primary Reporting Segment increased $270.7 million, or 16.2%, for the year ended December 31, 2013, as compared to the same period in 2012. China reported contribution margin of $422.7 million for the year ended December 31, 2013. Contribution margin for China increased $172.6 million, or 69.0%, for the year ended December 31, 2013, as compared to the same period in 2012. The increases in contribution margin for the Primary Reporting Segment and China for the year ended December 31, 2013 as compared to the same period in 2012 was primarily due to the increases in net sales as described in the Net Sales by Reporting Segment section above.

Sales by Geographic Region

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,										Change in Net Sales
	2013					2012
	Retail Sales(1)(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
North America	$1,485.6	$(685.4)	$800.2	$107.8	$908.0	$1,334.2	$(635.8)	$698.4	$142.8	$841.2	7.9%
Mexico	937.6	(444.8)	492.8	69.6	562.4	802.1	(391.7)	410.4	85.7	496.1	13.4%
South & Central America	1,519.6	(718.8)	800.8	172.7	973.5	1,134.2	(544.5)	589.7	99.1	688.8	41.3%
EMEA	1,198.4	(572.1)	626.3	108.9	735.2	1,018.3	(492.7)	525.6	102.2	627.8	17.1%
Asia Pacific	1,815.3	(805.8)	1,009.5	165.1	1,174.6	1,780.6	(806.2)	974.4	165.5	1,139.9	3.0%
China	557.5	(86.4)	471.1	0.5	471.6	334.9	(56.5)	278.4	0.1	278.5	69.3%

Worldwide	$7,514.0	$(3,313.3)	$4,200.7	$624.6	$4,825.3	$6,404.3	$(2,927.4)	$3,476.9	$595.4	$4,072.3	18.5%

(1)	During 2013 we simplified our pricing structure for most markets by increasing suggested retail prices and reducing total shipping and handling revenues by a similar amount, eliminating a “packaging and handling” line item from our invoices to Members. These changes did not materially impact our consolidated Net Sales and profitability.

(2)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

North America

The North America region reported net sales of $908.0 million for the year ended December 31, 2013. Net sales increased $66.8 million, or 7.9%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 8.0% for the year ended December 31, 2013, as compared to the same period in 2012. The overall increase in net sales in the region was a result of net sales growth in the U.S. of $70.0 million, or 8.6%, for the year ended December 31, 2013, as compared to the same period in 2012.

In the U.S. we continued to see the success of our Members converting their business strategy toward daily consumption DMOs, especially the Nutrition Club.

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

The growth in net sales was primarily the result of increased Member engagement as well as the continued success of the Nutrition Club DMO. One of the growth drivers in Mexico was the ongoing transition from home clubs to commercial clubs by many Members, which are able to generate higher volumes of sales through the servicing of more customers and longer operating hours.

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

In Brazil, the region’s largest market, net sales increased $66.3 million, or 21.0%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 33.8% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had a $40.2 million unfavorable impact on net sales in Brazil for the year ended December 31, 2013. The increase in net sales was driven by the successful adoption of Nutrition Clubs and other daily consumption DMOs.

Venezuela, the region’s second largest market, experienced a net sales increase of $124.4 million, or 87.6%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales increased 87.6% for the year ended December 31, 2013, as compared to the same period in 2012. The overall sales growth was primarily due to increased Member engagement and growth in the Nutrition Club DMO. Venezuela also had price increases of 15% in December 2012, 17% in April 2013, and 19% in July 2013, all of which contributed to the increase in sales. The Company initiated price increases in Venezuela of 30% and 23% during December 2013 in order to better align product prices with the economic conditions of the market. During January 2014, an additional price increase was planned but not allowed after a review by local governmental agencies. The rate for which we remeasured sales in Venezuela was officially devalued from 5.3 Venezuelan Bolivars per U.S. dollar to 6.3 Venezuelan Bolivars per U.S. dollar during February 2013, and had a $46.6 million unfavorable impact on net sales in Venezuela for the year ended December 31, 2013. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela.

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

Net sales in South Korea, our largest market in the region, increased $12.3 million, or 2.9%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales for the year ended December 31, 2013 were comparable to the same period in 2012. The fluctuation of foreign currency rates had a favorable impact on net sales of $12.2 million for the year ended December 31, 2013. South Korea continued to be impacted by a modest slowdown in the number of new Nutrition Clubs as well as a decline in productivity in certain Nutrition Clubs compared to the prior year period.

Net sales in Taiwan, our second largest market in the region, decreased $6.9 million, or 4.5%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales decreased 4.2% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $0.5 million for the year ended December 31, 2013. Taiwan had their first price increase in almost three years in April 2013 and volume in subsequent months was lower than normal as a result.

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

Net sales in Malaysia, our fifth largest market in the region, decreased $11.5 million, or 9.7%, for the year ended December 31, 2013, as compared to the same period in 2012. In local currency, net sales decreased 8.2% for the year ended December 31, 2013, as compared to the same period in 2012. The fluctuation of foreign currency rates had an unfavorable impact on net sales of $1.7 million for the year ended December 31, 2013. The decrease in net sales for the year ended December 31, 2013 reflects, in part, the opening of a competitor in the country during October 2013 and the move of several Members to the new company. In addition, during 2012 we saw tremendous growth in Nutrition Home Clubs and some of these clubs suffered from a lack of proper training and have declined in number and activity levels as a result.

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

The increase in net sales was driven by the continuing adoption and acculturation of daily consumption DMOs. In addition, sales benefited from Member acceptance of a trial Preferred Customer program which was launched in 2013 as well as on-line ordering.

As of December 31, 2013, we were operating 66 retail stores in 29 provinces in China and had direct selling licenses to 25 out of the 29 provinces in which we operated.

Sales by Product Category

	Year Ended December 31,										% Change in Net Sales
	2013					2012
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales
	(Dollars in millions)
Weight Management	$4,878.5	$(2,220.3)	$2,658.2	$405.5	$3,063.7	$4,118.8	$(1,946.8)	$2,172.0	$382.9	$2,554.9	19.9%
Targeted Nutrition	1,767.4	(804.4)	963.0	146.9	1,109.9	1,523.1	(719.9)	803.2	141.6	944.8	17.5%
Energy, Sports and Fitness	405.2	(184.4)	220.8	33.7	254.5	337.5	(159.5)	178.0	31.4	209.4	21.5%
Outer Nutrition	250.4	(114.0)	136.4	20.8	157.2	235.9	(111.5)	124.4	21.9	146.3	7.5%
Literature, Promotional and Other(1)	212.5	9.8	222.3	17.7	240.0	189.0	10.3	199.3	17.6	216.9	10.7%

Total	$7,514.0	$(3,313.3)	$4,200.7	$624.6	$4,825.3	$6,404.3	$(2,927.4)	$3,476.9	$595.4	$4,072.3	18.5%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(2)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

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

Liquidity and Capital Resources for fiscal years 2014, 2013, and 2012

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to trans-

fer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries, such as Venezuela as discussed below, which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions, we believe we will have sufficient resources, including cash flow from operating activities and access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $645.4 million cash and cash equivalents and our senior secured credit facility, which includes $195.8 million of undrawn capacity as of December 31, 2014, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2014 and 2013.

For the year ended December 31, 2014, we generated $511.4 million of operating cash flow, as compared to $772.9 million for the same period in 2013. The decrease in cash generated from operations was due to changes in operating assets and liabilities and lower net income, offset by the higher non-cash items, which included the foreign exchange losses, impairment losses and other asset write-downs related to Venezuela. The change in operating assets and liabilities was primarily the result of increases in inventory due to self-manufacturing and lower than expected sales volume, changes in prepaid expenses and other current assets and other assets which included higher prepaid non-income taxes and higher other prepayments such as the renewal of an annual insurance policy, changes in royalty overrides related to sales and higher payment of Mark Hughes bonus, and changes in accrued expenses and accrued compensation which primarily related to timing differences of payments and lower employee bonus accrual. For the year ended December 31, 2013, we generated $772.9 million of operating cash flow, as compared to $567.8 million for the same period in 2012. The increase in cash generated from operations was due to higher net income, higher non-cash items and changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of increases in accrued expenses and accrued compensation, changes in inventory, and decrease in receivables, partially offset by changes in royalty overrides.

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2014, 2013, and 2012 were $156.7 million, $162.5 million, and $122.8 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, management information systems, initiatives to develop web-based Member tools, and the expansion of our warehouse and sales centers. We expect to incur total capital expenditures of approximately $120 million to $140 million for the full year of 2015.

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

In February 2014, in connection with issuing the Convertible Notes described below, we amended the Credit Facility. Pursuant to this amendment, we amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail below. The amendment also increased by 0.50% the highest applicable margin payable by us in the event that our consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased our permitted consolidated total leverage ratio under the Credit Facility. We incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on our consolidated balance sheet and will be amortized over the life of the Credit Facility. On December 31, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 3.04% and 2.17%, respectively.

The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2014 and December 31, 2013, we were compliant with our debt covenants under the Credit Facility.

During the year ended December 31, 2014, we borrowed an aggregate amount of $50.0 million and paid a total amount of $131.3 million under the Credit Facility. During the year ended December 31, 2013, we borrowed an aggregate amount of $763.0 million and paid a total of $319.2 million under the Credit Facility. During the year ended December 31, 2012, we borrowed an aggregate amount of $1,428.0 million and paid a total of $1,142.5 million under the Credit Facility. Our cash and cash equivalents provided by our borrowings provide us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of December 31, 2014 and 2013, the U.S. dollar amount outstanding under the Credit Facility was $850.0 million and $931.3 million, respectively. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2014 and 2013 under the Credit Facility.

We use our revolving credit facility to manage normal variations in cash created by significant cash items such as taxes, share repurchases, capital expenditures and other large cash flow items. Our revolving credit facility provides us with the ability to access significant funds on a timely basis. We repay outstanding balances from cash from operations.

Convertible Senior Notes

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes, or the Convertible Notes. The Convertible Notes are senior unsecured obligations which rank effectively subordinated to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Holders of our Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of our common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of our common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, our common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share). We incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of our Convertible Notes. During February 2014, we also executed capped call and prepaid forward share repurchase transactions as discussed further below. The primary purpose of the issuance of the Convertible Notes was for share repurchase purposes. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on the Convertible Notes.

The following summarizes our contractual obligations including interest at December 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2015	2016 - 2017	2018 - 2019	2020 & Thereafter
	(Dollars in millions)
Convertible senior notes	$1,265.0	$23.0	$46.0	$1,196.0	$—
Borrowings under the senior secured credit facility(1)	875.8	122.0	753.8	—	—
Operating leases	179.6	56.5	70.7	32.7	19.7
Purchase obligations and other commitments	195.5	133.7	35.4	13.1	13.3

Total(2)	$2,515.9	$335.2	$905.9	$1,241.8	$33.0

(1)	The estimated interest payments on our Credit Facility are based on interest rates effective at December 31, 2014.

(2)	Our consolidated balance sheet as of December 31, 2014 included $44.6 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

At December 31, 2014 and December 31, 2013, the total amount of our foreign subsidiary cash and cash equivalents was $440.8 million and $567.4 million, respectively, of which $8.3 million and $6.8 million was invested in U.S. dollars as of December 31, 2014 and December 31, 2013, respectively. At December 31, 2014 and December 31, 2013, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $204.6 million and $405.6 million, respectively. For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2014, our U.S. consolidated group had approximately $104.9 million of permanently reinvested unremitted earnings from its subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2014, our parent had $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Off-Balance Sheet Arrangements

At December 31, 2014 and December 31, 2013, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2014, 2013, and 2012 was approximately $30.4 million, $123.1 million, and $135.1 million, respectively.

During the year ended December 31, 2014, we received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to our (accumulated deficit) retained earnings.

Share Repurchases

On April 30, 2009, we announced that our board of directors authorized a program for us to repurchase up to $300 million of our common shares during the following two years, at such times and prices as determined by our management as market conditions warrant. On May 3, 2010, our board of directors approved an increase to this share repurchase program from $300 million to $1 billion. In addition, our board of directors approved the extension of the expiration date of this share repurchase program from April 2011 to December 2014.

On May 2, 2012, we entered into an agreement with Merrill Lynch International to repurchase $427.9 million of our common shares, which was the remaining authorized capacity under this share repurchase program at that time. Under the terms of the repurchase agreement, we paid $427.9 million on May 4, 2012 and the agreement expired on July 27, 2012. We received 5.3 million and 3.9 million of our common shares under the repurchase agreement during June 2012 and July 2012, respectively. The total number of common shares repurchased under the agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the agreement. On July 27, 2012, we completed this share repurchase program upon the final delivery of common shares repurchased under the repurchase agreement.

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

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, our total shareholders’ (deficit) equity within our consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, we recorded $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within our consolidated balance sheet, reflecting the fair value of the Forward Transactions. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the year ended December 31, 2014, we recognized $5.8 million of non-cash interest expense within our consolidated statement of income relating to amortization of these non-cash issuance costs.

On May 6, 2014, we entered into an agreement with Merrill Lynch International to repurchase $266.0 million of our common shares, or the Repurchase Agreement, which expired on June 30, 2014. Under the terms of the Repurchase Agreement, we paid $266.0 million on May 7, 2014, and received an aggregate 4.3 million of our common shares under the Repurchase Agreement during May and June 2014. The total number of common shares repurchased under the Repurchase Agreement was determined generally upon a discounted volume-weighted average share price of our common shares over the course of the Repurchase Agreement.

During the year ended December 31, 2014, we repurchased 19.7 million of our common shares through open market purchases, the Repurchase Agreement, and the Forward Transactions at an aggregate cost of approximately $1,267.1 million, or an average cost of $64.25 per share. The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the year ended December 31, 2013, we repurchased 6.1 million of our common shares through open market purchases at an aggregate cost of approximately $297.4 million, or an average cost of $49.08 per share. During the year ended December 31, 2012, we repurchased 11.0 million of our common shares through open market purchases and the Merrill Lynch repurchase agreement at an aggregate cost of approximately $527.8 million, or an average cost of $47.78 per share. As of December 31, 2014, the remaining authorized capacity under our share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Working Capital and Operating Activities

As of December 31, 2014 and December 31, 2013, we had positive working capital of $518.6 million and $720.9 million, respectively, or a decrease of $202.3 million. This decrease was primarily related to the decrease in our cash and cash equivalents as described above, partially offset by a decrease in accrued compensation due to a lower employee bonus accrual, an increase in prepaid expenses and other current assets due to the deposit in an escrow account related to the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion), increases in income tax related assets, partially offset by a decrease in prepaid non-income taxes, and an increase in current deferred income tax assets primarily due to accruals not currently deductible.

We expect that cash and funds provided from operations, available borrowings under the Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter.

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

Venezuela

Currency Restrictions

Herbalife Venezuela currently imports it products into Venezuela. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, our Bolivar-denominated cash and cash equivalents have continued to accumulate, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for our Venezuela business, with high inflation, price controls, and the risk that the government will further devalue the Bolivar. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

We plan to utilize the official rates to the extent allowable under Venezuelan government restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed in Note 2, Basis of Presentation, to the Consolidated Financial Statements, these alternative legal exchange mechanisms or less favorable official exchange mechanisms could cause us to recognize significant foreign exchange losses if they are less favorable than the SICAD II rate, which could also result in our Bolivar denominated cash and cash equivalents reported on our consolidated balance sheet being significantly reduced. To demonstrate, if we had used a less favorable rate of approximately 180 to 200 Bolivars per U.S. dollar to remeasure our Bolivar-denominated cash and cash equivalents at December 31, 2014, Herbalife Venezuela’s cash and cash equivalents would have been further reduced by approximately $26.3 million to $27.3 million at December 31, 2014. If unfavorable rates are used to remeasure Herbalife Venezuela’s financial statements in future periods and the extent to which we can increase local prices is restricted, this could negatively impact our future operating income and have an adverse impact on our Venezuelan business. Our ability to access the SICAD I, SICAD II, or any other future official exchange rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela. See Note 15, Subsequent Events, to the Consolidated Financial Statements for discussion of subsequent events related to Venezuela.

Consolidation of Herbalife Venezuela

We continue to operate in Venezuela and the increasing foreign currency constraints continue to create significant challenges for Herbalife Venezuela. In October 2014, Herbalife Venezuela executed a contract with a Venezuelan contract manufacturer to locally manufacture products to be sold to Herbalife Venezuela in Bolivars. We expect the local contract manufacturing to begin sometime in 2015. While the initial volume of local contract manufacturing is not expected to be significant, Herbalife Venezuela plans to expand its contract volume with the local manufacturer to include additional products in future periods. Over time, if we are successful in implementing this strategy, we expect our U.S. dollar-denominated product importations to decrease and our Bolivar-denominated purchases from local Venezuela manufacturers to increase. Other strategies we have implemented to limit our financial exposure from currency restrictions and devaluations in our Venezuela operation while we continue to support our Members and their consumers include operating hour limitations, order size limitations, limiting Member promotions and events to local Bolivar-denominated expenses, and limiting the importation of products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements.

Herbalife Venezuela’s net sales represented approximately 3%, 6%, and 4% of our consolidated net sales for the years ended December 31, 2014, 2013, and 2012, respectively, and its total assets represented approximately 2% and 10% of our consolidated total assets as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(In millions except per share data)
Operations:
Net sales	$1,133.6	$1,256.2	$1,306.2	$1,262.6	$1,268.9	$1,213.5	$1,219.2	$1,123.7
Cost of sales	219.6	254.9	257.2	251.2	251.8	238.4	247.2	226.0

Gross profit	914.0	1,001.3	1,049.0	1,011.4	1,017.1	975.1	972.0	897.7
Royalty overrides	334.6	363.9	390.8	381.8	380.7	373.2	379.6	364.0
Selling, general and administrative expenses	417.4	609.7	461.9	502.1	454.6	409.7	400.1	364.7

Operating income(1)	162.0	27.7	196.3	127.5	181.8	192.2	192.3	169.0
Interest expense, net	23.0	19.9	21.4	14.9	2.9	4.7	5.6	5.4
Other expense, net	—	9.8	—	3.2	—	—	—	—

Income before income taxes	139.0	(2.0)	174.9	109.4	178.9	187.5	186.7	163.6
Income taxes	35.7	(13.3)	55.4	34.8	55.4	45.5	43.6	44.7

Net income(1)	$103.3	$11.3	$119.5	$74.6	$123.5	$142.0	$143.1	$118.9

Earnings per share
Basic	$1.26	$0.14	$1.39	$0.78	$1.22	$1.39	$1.39	$1.14
Diluted	$1.21	$0.13	$1.31	$0.74	$1.15	$1.32	$1.34	$1.10
Weighted average shares outstanding
Basic	82.1	81.9	86.1	95.4	101.2	102.2	103.0	104.1
Diluted	85.5	86.2	91.2	100.8	107.2	107.8	107.1	108.1

(1)	At December 31, 2014, we revised our estimate of our employee bonus accrual. This change in estimate was a result of us not meeting our projected targets. This change in estimate resulted in a cumulative adjustment that increased our operating income by a pre-tax amount of $16.6 million which increased the Company’s 2014 fourth quarter net income by $12.0 million, net of tax.

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements for information on our contingencies as of December 31, 2014.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2014, we sold products in 91 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.2%, 0.2%, and 0.3% of product sales for the years ended December 31, 2014, 2013, and 2012, respectively.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $41.6 million and $32.4 million to present them at their lower of cost or market in our consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of December 31, 2014 and December 31, 2013, we had goodwill of approximately $102.2 million and $105.5 million, respectively. As of both December 31, 2014 and December 31, 2013, we had marketing related intangible assets of approximately $310.0 million. The decrease in goodwill during the year ended December 31, 2014 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the years ended December 31, 2014, 2013, and 2012.

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

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our consolidated statements of income.

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. The fair value of for-

eign exchange derivative contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2014 and December 31, 2013, the aggregate notional amounts of these contracts outstanding were approximately $225.3 million and $244.7 million, respectively. At December 31, 2014, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ (deficit) equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2014, we recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, we recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the years ended December 31, 2014 and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2014 and December 31, 2013.

As of December 31, 2014 and December 31, 2013, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two and three months as of December 31, 2014 and December 31, 2013, respectively.

See Note 11, Derivative Instruments and Hedging Activities, for a description of foreign currency forward contracts that were outstanding as of December 31, 2014 and 2013.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2014 and December 31, 2013, the total amount of our foreign subsidiary cash was $440.8 million and $567.4 million, respectively, of which $8.3 million and $6.8 million, respectively, was invested in U.S. dollars. At December 31, 2014 and December 31, 2013, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $204.6 million and $405.6 million, respectively.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of December 31, 2014, the aggregate annual maturities of the Credit Facility were expected to be $100.0 million for 2015 and $750.0 million for 2016. The fair value of the Credit Facility approximated its carrying value of $850.0 million as of December 31, 2014. The fair value of the Credit Facility approximated its carrying value of $931.3 million as of December 31, 2013. The Credit Facility bears a variable interest rate, and on December 31, 2014 and December 31, 2013, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 3.04% and 2.17%, respectively. As of December 31, 2014, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $802.8 million and the carrying value was $961.7 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $8.5 million.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2014 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2014.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(p	)

4.1	Form of Share Certificate	(c	)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(r	)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to exhibit 4.2 hereto)	(r	)

10.1	Form of Indemnity Agreement between Herbalife International Inc. and certain officers and directors of Herbalife International, Inc.	(a	)

10.2#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.4#	Master Trust Agreement between Herbalife International of America, Inc. and Imperial Trust Company, Inc., effective January 1, 1996	(a	)

10.5#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.6	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.7#	WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, as restated, dated as of November 5, 2003	(a	)

10.8#	Non-Statutory Stock Option Agreement, dated as of April 3, 2003 between WH Holdings (Cayman Islands) Ltd. and Michael O. Johnson	(a	)

10.9#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.10#	Form of Non-Statutory Stock Option Agreement (Non-Executive Agreement)	(a	)

10.11#	Form of Non-Statutory Stock Option Agreement (Executive Agreement)	(a	)

10.12#	First Amendment to Amended and Restated WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, dated November 5, 2003	(a	)

10.13	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b	)

10.14#	Herbalife Ltd. 2004 Stock Incentive Plan, effective December 1, 2004	(b	)

10.15#	Amendment No. 1 to Herbalife Ltd. 2004 Stock Incentive Plan	(d	)

10.16#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Stock Option Agreement	(h	)

10.17#	Form of 2004 Herbalife Ltd. 2004 Stock Incentive Plan Non-Employee Director Stock Option Agreement	(h	)

Exhibit Number	Description	Reference

10.18#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(e	)

10.19#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(k	)

10.20#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(k	)

10.21#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Michael O. Johnson	(k	)

10.22#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(k	)

10.23#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Richard P. Goudis	(k	)

10.24#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(k	)

10.25#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Mr. Michael O. Johnson	(n	)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(n	)

10.27#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement applicable to Richard Goudis	(n	)

10.28#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis	(n	)

10.29#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(n	)

10.30#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(n	)

10.31#	Herbalife Ltd. Employee Stock Purchase Plan	(o	)

10.32#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(o	)

10.33#	Stock Unit Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(o	)

10.34#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(o	)

10.35#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(o	)

10.36#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(u	)

10.37#	Form of Independent Directors Stock Appreciation Right Award Agreement	(f	)

10.38#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(f	)

10.39#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(g	)

10.40#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(i	)

Exhibit Number	Description	Reference

10.41#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h	)

10.42#	Amended and Restated Non-Management Directors Compensation Plan	(h	)

10.43#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(h	)

10.44#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(j	)

10.45#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(j	)

10.46	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(k	)

10.47	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(n	)

10.48#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(l	)

10.49#	Stock Appreciation Right Award Agreement, dated August 4, 2011, by and between Herbalife Ltd. and Michael O. Johnson	(m	)

10.50	Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(q	)

10.51	Form of Forward Share Repurchase Confirmation	(r	)

10.52	Form of Base Capped Call Confirmation	(r	)

10.53	Form of Additional Capped Call Confirmation	(r	)

10.54#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(r	)

10.55	Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.	(s	)

10.56#	Herbalife Ltd. 2014 Stock Incentive Plan.	(t	)

10.57	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(u	)

21.1	Subsidiaries of the Registrant	*

23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*

Exhibit Number	Description	Reference

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.

#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(d)	Previously filed on February 17, 2005 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-122871) and is incorporated herein by reference.

(e)	Previously filed on April 30, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(f)	Previously filed on May 3, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and is incorporated by reference.

(g)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(h)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.

(i)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(j)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(k)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.

(l)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

(m)	Previously filed on August 10, 2011 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.

(n)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.

(o)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.

(p)	Previously filed on October 28, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and is incorporated herein by reference.

(q)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.

(r)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.

(s)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.

(t)	Previously filed on May 8, 2014 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-195798) and is incorporated herein by reference.

(u)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Herbalife Ltd. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 26, 2015

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$645.4	$973.0
Receivables, net of allowance for doubtful accounts	83.6	100.3
Inventories	377.7	351.2
Prepaid expenses and other current assets	186.1	148.8
Deferred income tax assets	100.6	69.8

Total current assets	1,393.4	1,643.1

Property, plant and equipment, at cost, net of accumulated depreciation and amortization	366.7	318.9
Deferred compensation plan assets	27.4	26.8
Other assets	152.8	63.7
Deferred financing costs, net	22.0	4.9
Marketing related intangibles and other intangible assets, net	310.4	310.8
Goodwill	102.2	105.5

Total assets	$2,374.9	$2,473.7

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$72.4	$82.7
Royalty overrides	251.0	267.0
Accrued compensation	69.6	111.9
Accrued expenses	252.1	267.5
Current portion of long-term debt	100.0	81.3
Advance sales deposits	70.0	68.1
Income taxes payable	59.7	43.8

Total current liabilities	874.8	922.3
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,711.7	850.0
Deferred compensation plan liability	42.9	37.2
Deferred income tax liabilities	15.3	66.0
Other non-current liabilities	64.6	46.8

Total liabilities	2,709.3	1,922.3

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ (DEFICIT) EQUITY:
Common shares, $0.001 par value, 1.0 billion shares authorized, 92.2 million (2014) and 101.1 million (2013) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	409.1	323.9
Accumulated other comprehensive loss	(78.2)	(19.8)
(Accumulated deficit) retained earnings	(665.4)	247.2

Total shareholders’ (deficit) equity	(334.4)	551.4

Total liabilities and shareholders’ (deficit) equity	$2,374.9	$2,473.7

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(In millions, except per share amounts)
Product sales	$4,567.2	$4,200.7	$3,476.9
Shipping & handling revenues	391.4	624.6	595.4

Net sales	4,958.6	4,825.3	4,072.3
Cost of sales	982.9	963.4	812.6

Gross profit	3,975.7	3,861.9	3,259.7
Royalty overrides	1,471.1	1,497.5	1,338.6
Selling, general and administrative expenses	1,991.1	1,629.1	1,259.7

Operating income	513.5	735.3	661.4
Interest expense	91.7	26.6	16.7
Interest income	12.5	8.0	6.2
Other expense, net	13.0	—	—

Income before income taxes	421.3	716.7	650.9
Income taxes	112.6	189.2	186.9

NET INCOME	$308.7	$527.5	$464.0

Earnings per share
Basic	$3.58	$5.14	$4.13
Diluted	$3.40	$4.91	$3.94
Weighted average shares outstanding
Basic	86.3	102.6	112.4
Diluted	90.8	107.4	117.9

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(In millions)
Net income	$308.7	$527.5	$464.0
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $(7.3) (2014), $(4.3) (2013), and $0.3 (2012)	(70.8)	3.2	9.8
Unrealized gain (loss) on derivatives, net of income taxes of $0.6 (2014), $1.7 (2013), and ($1.2) (2012)	12.3	8.6	(3.7)
Unrealized gain on available-for-sale investments, net of income taxes of $0.1 (2014) and $0.1 (2013)	0.1	0.1	—

Total other comprehensive (loss) income	(58.4)	11.9	6.1

Total comprehensive income	$250.3	$539.4	$470.1

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Shares	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Shareholders’ (Deficit) Equity
	(In millions, except per share amounts)
Balance at December 31, 2011	$0.1	$292.0	$(37.8)	$293.9	$548.2
Issuance of 2.1 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and 0.4 million from exercise of warrants	—	11.3			11.3
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		29.7			29.7
Additional capital from share based compensation		28.1			28.1
Repurchases of 11.5 million common shares	—	(57.7)		(499.1)	(556.8)
Dividends and dividend equivalents ($1.20 per share)		0.6		(135.7)	(135.1)
Net income				464.0	464.0
Foreign currency translation adjustment, net of income taxes of $0.3			9.8		9.8
Unrealized loss on derivatives, net of income taxes of ($1.2)			(3.7)		(3.7)

Balance at December 31, 2012	$0.1	$304.0	$(31.7)	$123.1	$395.5

Issuance of 0.4 million common shares from exercise of stock options, SARs, restricted stock units, and employee stock purchase plan	—	1.0			1.0
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		15.6			15.6
Additional capital from share based compensation		29.5			29.5
Repurchases of 6.2 million common shares	—	(26.6)		(279.9)	(306.5)
Dividends and dividend equivalents ($1.20 per share)		0.4		(123.5)	(123.1)
Net income				527.5	527.5
Foreign currency translation adjustment, net of income taxes of $(4.3)			3.2		3.2
Unrealized gain on derivatives, net of income taxes of $1.7.			8.6		8.6
Unrealized gain on available-for-sale investments, net of income taxes of $0.1.			0.1		0.1

Balance at December 31, 2013	$0.1	$323.9	$(19.8)	$247.2	$551.4

Issuance of 1.4 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—	0.7			0.7
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		10.4			10.4
Additional capital from share based compensation		45.7			45.7
Repurchases of 20.2 million common shares, inclusive of the Forward Transactions	—	(97.6)		(1,194.3)	(1,291.9)
Dividends paid and dividend equivalents ($0.30 per share)		—		(30.4)	(30.4)
Dividends received				3.4	3.4
Issuance of the convertible notes and forward transaction		249.8			249.8
Payments for capped call transactions		(123.8)			(123.8)
Net income				308.7	308.7
Foreign currency translation adjustment, net of income taxes of $(7.3)			(70.8)		(70.8)
Unrealized gain on derivatives, net of income taxes of $0.6			12.3		12.3
Unrealized gain on available-for-sale investments, net of income taxes of $0.1			0.1		0.1

Balance at December 31, 2014	$0.1	$409.1	$(78.2)	$(665.4)	$(334.4)

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$308.7	$527.5	$464.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.2	84.7	74.4
Excess tax benefits from share-based payment arrangements	(10.4)	(15.6)	(29.7)
Share based compensation expenses	45.7	29.5	27.9
Non-cash interest expense	43.5	2.6	1.8
Deferred income taxes	(84.8)	(24.9)	(7.8)
Inventory write-downs	24.5	29.8	11.4
Unrealized foreign exchange transaction (gain) loss	(6.2)	5.8	2.1
Foreign exchange loss from Venezuela currency devaluation	200.3	15.1	—
Impairments and write-downs relating to Venezuela currency devaluation	27.5	—	—
Other	6.1	0.6	0.7
Changes in operating assets and liabilities:
Receivables	6.0	9.2	(28.2)
Inventories	(99.4)	(54.8)	(93.6)
Prepaid expenses and other current assets	(34.9)	(9.4)	0.2
Other assets	(36.7)	(9.4)	(5.3)
Accounts payable	(5.2)	10.8	17.0
Royalty overrides	6.7	28.8	41.9
Accrued expenses and accrued compensation	(11.5)	86.0	39.4
Advance sales deposits	10.4	22.0	17.8
Income taxes	22.2	26.8	28.0
Deferred compensation plan liability	5.7	7.8	5.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	511.4	772.9	567.8

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(173.7)	(146.9)	(121.5)
Proceeds from sale of property, plant and equipment	—	0.2	0.3
Investments in Venezuelan bonds	(12.6)	(4.1)	—
Deferred compensation plan assets	—	—	(3.8)
Deposit in escrow	(15.0)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(201.3)	(150.8)	(125.0)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(30.4)	(123.1)	(135.1)
Dividends received	3.4	—	—
Payments for Capped Call Transactions	(123.8)	—	—
Borrowings from senior secured credit facility and other debt	50.0	763.1	1,430.6
Proceeds from senior convertible notes	1,150.0	—	—
Principal payments on senior secured credit facility and other debt	(131.3)	(319.4)	(1,146.5)
Issuance costs relating to long-term debt and senior convertible notes	(28.9)	—	(4.5)
Share repurchases	(1,291.9)	(306.5)	(556.8)
Excess tax benefits from share-based payment arrangements	10.4	15.6	29.7
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	3.0	1.0	11.4

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(389.5)	30.7	(371.2)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(248.2)	(13.3)	3.1

NET CHANGE IN CASH AND CASH EQUIVALENTS	(327.6)	639.5	74.7
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	973.0	333.5	258.8

CASH AND CASH EQUIVALENTS, END OF YEAR	$645.4	$973.0	$333.5

CASH PAID DURING THE YEAR
Interest paid	$39.2	$23.0	$14.3

Income taxes paid	$180.8	$197.1	$169.7

NON CASH INVESTING ACTIVITIES
Accrued capital expenditures	$12.3	$29.6	$15.3

NON CASH FINANCING ACTIVITIES
Forward Transaction non-cash issuance costs	$35.8	$—	$—

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of December 31, 2014, the Company sold its products to and through a network of 4.0 million independent members, or Members, which included 0.2 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The purpose of this ASU is to incorporate into U.S. generally accepted accounting principles, or U.S. GAAP, management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable), and to provide related footnote disclosures. This update is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is part of the FASB’s initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply the ASU prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain reclassifications were made to the prior period statement of cash flows, within cash flows from operating activities, to conform to the current period presentation. These reclassifications did not impact the prior period total net cash provided by (used in) operating activities, investing activities and financing activities, nor did it impact the Company’s accompanying consolidated balance sheets and related consolidated statements of income and comprehensive income.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other com-

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $219.0 million, $37.9 million, and $16.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela. Herbalife Venezuela’s foreign currency financial statement impact is discussed further below within this Note.

Forward Exchange Contracts and Interest Rate Swaps

The Company enters into foreign currency derivatives, primarily comprised of foreign currency forward contracts, in managing its foreign exchange risk on sales to Members, inventory purchases denominated in foreign currencies, and intercompany transactions and bank loans. The Company also previously entered into interest rate swaps in managing its interest rate risk on its variable rate credit facility. The Company does not use the contracts for trading purposes.

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

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheet and consolidated statement of cash flows, respectively. As of December 31, 2014 and December 31, 2013, the Company did not owe any amounts to this financial institution.

As of December 31, 2014 and 2013, the Company’s subsidiary in Venezuela, Herbalife Venezuela, had $36.4 million and $215.9 million, respectively, in Bolivar denominated cash and cash equivalents. Please see

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities below for a further description of Herbalife Venezuela’s cash and cash equivalents balances.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is diminished due to the geographic dispersion of its receivables. The receivables from credit card companies were $57.6 million and $72.8 million as of December 31, 2014 and 2013, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2014 and 2013. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. During the years ended December 31, 2014, 2013, and 2012, the Company recorded $2.2 million, $2.1 million, and $2.9 million, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of December 31, 2014 and 2013, the Company’s allowance for doubtful accounts was $1.9 million and $2.2 million, respectively. As of December 31, 2014 and 2013, the majority of the Company’s total outstanding accounts receivable were current.

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

•

The Company’s variable rate revolving credit facility is recorded at carrying value and is considered to approximate its fair value. The Company’s convertible senior notes issued in February 2014, or the Convertible Notes, are recorded at carrying value, and their fair value is determined using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Notes trading price, volatility and divi-

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dend yield as of December 31, 2014, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. See Note 4, Long-Term Debt for a further description.

Inventories

Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market.

Deferred Financing Costs

Deferred financing costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt using the interest method. Total amortization expense related to deferred financing costs was $6.8 million, $2.6 million, and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Long-Lived Assets

At December 31, 2014 and 2013, the Company’s net property, plant and equipment consisted of the following (in millions):

	December 31,
	2014	2013
Property, plant and equipment — at cost:
Land and Building	22.2	22.2
Furniture and fixtures	11.4	12.3
Equipment	578.5	482.0
Building and leasehold improvements	147.8	130.2

	759.9	646.7
Less: accumulated depreciation and amortization	(393.2)	(327.8)

Net property, plant and equipment	$366.7	$318.9

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. As of December 31, 2014 and 2013, the Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. As of December 31, 2014 and 2013, these amounts have been reflected in property, plant and equipment on the Company’s accompanying consolidated balance sheet.

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, was $158.8 million and $140.6 million as of December 31, 2014 and 2013, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general and administrative expenses totaled $81.5 million, $81.1 million, and $70.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company uses a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value then a goodwill impairment amount is recorded for the difference. For the marketing related intangible assets, the Company uses a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value then an impairment amount is recorded for the difference. During the years ended December 31, 2014, 2013, and 2012, there were no additions to goodwill or marketing related intangible assets or impairments of goodwill or marketing related intangible assets. At December 31, 2014 and 2013, the marketing related intangible asset balance was $310.0 million which consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2014 and 2013, the goodwill balance was $102.2 million and $105.5 million, respectively. The decrease in goodwill during the year ended December 31, 2014 was due to cumulative translation adjustments.

Intangible assets with finite lives are amortized over their expected lives, and are expected to be fully amortized over the next two years. As of December 31, 2014, the Company’s intangible assets with finite lives decreased to $0.4 million. As of December 31, 2013, the Company’s intangible assets with finite lives decreased to $0.7 million. The annual amortization expense for finite life intangibles was $0.3 million, $0.4 million, and $0.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. At December 31, 2014, the annual expected amortization expense is as follows: 2015 — $0.3 million and 2016 — $0.1 million.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, the effective portion of the unrealized gains or losses on derivatives, and unrealized gains or losses on available-for-sale investments.

Components of accumulated other comprehensive income (loss) consisted of the following (in million):

	December 31,
	2014	2013	2012
Foreign currency translation adjustment, net of tax	$(96.4)	$(25.6)	$(28.8)
Unrealized gain/(loss) on derivatives, net of tax	18.0	5.7	(2.9)
Unrealized gain on available-for-sale investments, net of tax	0.2	0.1	—

Total accumulated other comprehensive income (loss)	$(78.2)	$(19.8)	$(31.7)

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

Government Grants

Government grants are recorded into income when a legal right to the grant exists, there is reasonable assurance that the grant proceeds will be received and all the conditions under which the government grants were provided have been met and the Company has only perfunctory obligations outstanding.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $69.7 million, $57.9 million, and $42.3 million for the years ended December 31, 2014, 2013, and 2012, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Earnings Per Share

Basic earnings per share represents net income for the period common shares were outstanding, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options, SARs and stock units.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in millions):

	Year Ended December 31,
	2014	2013	2012
Weighted average shares used in basic computations	86.3	102.6	112.4
Dilutive effect of exercise of equity grants outstanding	4.5	4.8	5.5

Weighted average shares used in diluted computations	90.8	107.4	117.9

There were an aggregate of 2.7 million, 3.0 million, and 4.0 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the years ended December 31, 2014, 2013, and 2012, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the year ended December 31, 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the year ended December 31, 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

The Capped Call Transactions executed in connection with the issuance of the Convertible Notes are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive.

Revenue Recognition

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in retail stores in China or through the Company’s independent service providers in China. Product sales are recognized net of product returns and discounts referred to as “distributor allowances.” Net sales include product sales and shipping and handling revenues. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $4.3 million, $4.7 million, and $3.9 million as of December 31, 2014, 2013, and 2012, respectively. Product returns were $7.3 million, $9.7 million, and $11.1 million during the years ended December 31, 2014, 2013, and 2012, respectively.

Share-Based Payments

The Company accounts for share-based compensation in accordance with FASB authoritative guidance which requires the measurement of share-based compensation expense for all share-based payment awards made

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to employees. The Company measures share-based compensation cost at the grant date, based on the fair value of the award. The Company recognizes share-based compensation expense for service condition awards on a straight-line basis over the employee’s requisite service period. The Company recognizes share-based compensation expense for performance condition awards over the vesting term using the graded vesting method.

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

Currency Restrictions in Venezuela

Herbalife Venezuela, the Company’s Venezuelan subsidiary, currently imports its products into Venezuela. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, the Company’s Bolivar-denominated cash and cash equivalents continued to accumulate, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for the Company’s Venezuela business, with high inflation, price controls, and the risk that the government will further devalue the Bolivar.

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

In February 2013, the Venezuela government announced that it devalued its Bolivar currency and would eliminate the SITME regulated system. The SITME 5.3 Bolivars per U.S. dollar rate was eliminated and the CADIVI rate was devalued from 4.3 Bolivars to 6.3 Bolivars per U.S. dollar.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities

Prior to February 2013, the Company used the SITME rate of 5.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. During the year ended December 31, 2012, the Company accessed the SITME market in order to exchange its Bolivars to U.S. dollars, although daily and monthly restrictions existed. In other instances, the Company recognized an aggregate of $4.8 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 43% less favorable than the 5.3 Bolivars per U.S. dollar published SITME rate. During the year ended December 31, 2012, the Company exchanged 59.2 million Bolivars for $6.4 million U.S. dollars using these alternative legal exchange mechanisms.

Following the Venezuelan government’s devaluation of the Bolivar against the U.S. dollar and elimination of the SITME regulated system in February 2013, the Company used the new CADIVI rate of 6.3 Bolivars per U.S. dollar to remeasure its Bolivar denominated transactions. This new CADIVI rate was approximately 16% less favorable than the previously published 5.3 SITME rate. The Company recognized approximately $15.1 million of net foreign exchange losses within its consolidated statement of income during the first quarter of 2013, as a result of remeasuring the Company’s Bolivar denominated monetary assets and liabilities at this new CADIVI rate of 6.3 Bolivars per U.S. dollar. The majority of these foreign exchange losses related to the approximately $16.9 million devaluation of Herbalife Venezuela’s Bolivar denominated cash and cash equivalents. During the year ended December 31, 2013, the Company also recognized $0.7 million of foreign exchange losses as a result of exchanging Bolivars for U.S. dollars using alternative legal exchange mechanisms that were approximately 75% less favorable than the new CADIVI rate. During the year ended December 31, 2013, the Company exchanged 5.6 million Bolivars for $0.2 million U.S. dollars using these alternative legal exchange mechanisms. During the fourth quarter of 2013, the Company received an approval through the SICAD I mechanism to exchange approximately 6.8 million Bolivars, or approximately $1.1 million U.S. dollars remeasured using the CADIVI rate, for a distribution of approximately $0.6 million in U.S. dollars, resulting in a foreign exchange loss of approximately $0.5 million, or an effective exchange rate of 11.3 Bolivars per U.S. dollar.

During March 2014, the Company submitted a SICAD II bid to exchange 5.3 million Bolivars for $0.1 million U.S. dollars which was approved and resulted in the Company recognizing a $0.7 million U.S. dollar

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign exchange loss at an effective exchange rate of approximately 56.2 Bolivars per U.S. dollar. As of March 31, 2014, there was limited information published around the SICAD II mechanism, and it was difficult to determine how the mechanism functioned and if the mechanism had any volume constraints.

Based on the events above and the Company’s facts and circumstances at that time, the Company remeasured its financial statements at the SICAD I rate of 10.7 Bolivars per U.S. dollar at March 31, 2014. As a result of using the less favorable SICAD I rate for remeasurement, during the three months ended March 31, 2014 the Company’s cash and cash equivalents were reduced by approximately $96.0 million, and the Company recognized $86.1 million of foreign exchange losses in selling, general & administrative expenses within its consolidated statement of income.

During the second and third quarters of 2014, the Company did not receive any approvals for U.S. dollars using the SICAD I and SICAD II mechanisms. The Company recognized $0.2 million and $17.1 million in foreign exchange losses relating to unfavorable changes in the SICAD I rate during the three months ended June 30, 2014 and the three months ended September 30, 2014, respectively.

In October 2014, the Company exchanged Bolivars for a small amount of U.S. dollars at the SICAD II rate, and the Company continued applying for U.S. dollars using the SICAD II mechanism on a regular basis through December 31, 2014. Conversely, the Company’s ability to convert its Bolivars to U.S. dollars at the SICAD I rate has not improved in recent periods nor is the Company confident that it will improve in future periods. Furthermore, Herbalife Venezuela formally initiated local manufacturing efforts, including the execution of a local manufacturing agreement in October 2014. Over time, if the Company is successful in implementing its local contract manufacturing strategy, it expects to reduce its U.S. dollar-denominated product importations and increase its Bolivar-denominated purchases from local Venezuela manufacturers. This expected decrease in future U.S. dollar importations will further reduce the Company’s future potential eligibility to access the SICAD I mechanism. Accordingly, at September 30, 2014, the Company remeasured its financial statements at the SICAD II rate of 50.0 Bolivars per U.S. dollar and recognized $98.0 million in additional foreign exchange losses. As a result of using the less favorable SICAD II rate, the Company’s cash and cash equivalents on its consolidated balance sheet were reduced by approximately $102.5 million and the Company recognized $7.6 million of inventory write downs in cost of sales and $7.0 million of long lived asset impairments in selling, general & administrative expenses within its consolidated statement of income during the third quarter of 2014. The Company remeasured its financial statements using the SICAD II rate of 50.0 Bolivars per U.S. dollar as of December 31, 2014.

Due to the evolving foreign exchange control environment in Venezuela, it is possible that the Company’s ability to access certain foreign exchange mechanisms, including the SICAD I and SICAD II exchange mechanisms, could change in future periods which may have an impact on the rate the Company uses to remeasure Herbalife Venezuela’s Bolivar-denominated assets and liabilities. If the Company uses the SICAD II rate for remeasurement purposes in future periods, any future U.S. dollars obtained through the more favorable SICAD I mechanism could have a positive impact on the Company’s consolidated net earnings. In addition, devaluations of the SICAD II rate, adoption of less favorable official rates by the Venezuelan government, or U.S. dollars obtained through less favorable alternative legal exchange mechanisms, could have a negative impact on the Company’s future consolidated net earnings. To demonstrate, if the Company had used a less favorable rate of approximately 180 to 200 Bolivars per U.S. dollar to remeasure its Bolivar-denominated cash and cash equivalents at December 31, 2014, Herbalife Venezuela’s cash and cash equivalents would have been further reduced by approximately $26.3 million to $27.3 million at December 31, 2014. The Company is closely monitoring the SICAD I and SICAD II exchange mechanisms as they continue to evolve. See Note 15, Subsequent Events, for discussion of subsequent events related to Venezuela.

As of December 31, 2014 and December 31, 2013, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $35.1 million and $186.9 million, respectively, and included

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $36.4 million and $215.9 million, respectively, in Bolivar denominated cash and cash equivalents. As noted above, these Bolivar denominated assets and liabilities were remeasured at the SICAD II rate as of December 31, 2014 and at the CADIVI rate as of December 31, 2013. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the published SICAD II rate may not accurately represent the amount of U.S. dollars that the Company will ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions imposed by the Venezuelan government, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis.

Investments in Bolivar-Denominated Bonds

During the fourth quarter of 2013, the Company invested in Bolivar denominated bonds, or bonds, issued by the Venezuelan government. The purchase price of the bonds was approximately 25.5 million Bolivars, or approximately $4.1 million using the CADIVI rate. During the year ended December 31, 2014, the Company invested in additional Bolivar denominated bonds with a purchase price of 144.6 million Bolivars, or approximately $12.6 million using the applicable Bolivar to U.S. dollar exchange rates when the bonds were purchased. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds are determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. During the years ended December 31, 2014 and 2013, the Company did not sell any of its bonds.

The Company’s investments in these bonds as of December 31, 2014 are summarized as follows:

	Amortized Costs	Gross Unrealized Gain	Gross Unrealized Loss	Net Unrealized Gain	Market Value
	(In millions)
Investments in Venezuelan bonds	$3.4	$0.3	$—	$0.3	$3.7

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; when applicable, the foreign exchange rates that are available to the Company; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written-down to fair value, and a loss is recognized in other expense, net in the Company’s consolidated income statement. Other-than-temporary impairments relating to available-for-sale securities for the year ended December 31, 2014 was $13.0 million, which was primarily due to unfavorable foreign exchange rates. There were no other-than-temporary impairments relating to available-for-sale securities for the year ended December 31, 2013.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of these bonds as of December 31, 2014 by contractual maturity are as follows:

	Amortized Cost	Estimated Market Value
	(In millions)
Contractual Maturity
Due in 1 year or less	$—	$—
Due in 1-2 years	—	—
Due in 2-5 years	—	—
Due after 5 years	3.4	3.7

Total investments	$3.4	$3.7

Expected disposal dates may be less than the contractual dates as indicated in the table above.

Consolidation of Herbalife Venezuela

The Company continues to operate in Venezuela and the increasing foreign currency constraints continue to create significant challenges for Herbalife Venezuela. In addition to the contract manufacturing strategy described above, other strategies the Company has implemented to limit its financial exposure from currency restrictions and devaluations in its Venezuela operation while it continues to support its Members and their consumers include operating hour limitations, order size limitations, limiting Member promotions and events to local Bolivar-denominated expenses, and limiting the importation of products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements.

Herbalife Venezuela’s net sales represented approximately 3%, 6%, and 4% of the Company’s consolidated net sales for the years ended December 31, 2014, 2013, and 2012, respectively, and its total assets represented approximately 2% and 10% of the Company’s consolidated total assets as of December 31, 2014 and 2013, respectively.

3.    Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2014	2013
Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$340.5	$307.2
Outer Nutrition	20.2	15.3
Literature, Promotional and Others	17.0	28.7

Total	$377.7	$351.2

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the major classes of inventory (in millions):

	December 31,
	2014	2013
Raw materials	$39.5	$23.1
Work in process	4.3	2.8
Finished goods	333.9	325.3

Total	$377.7	$351.2

4.    Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2014	2013
Borrowings under the senior secured credit facility	$850.0	$931.3
Convertible senior notes, carrying value of liability component	961.7	—

Total	1,811.7	931.3
Less: current portion	100.0	81.3

Long-term portion	$1,711.7	$850.0

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 8, Shareholders’ (Deficit) Equity. The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on the Company’s consolidated balance sheet and will be amortized over the life of the Credit Facility. On December 31, 2014 and December 31, 2013, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 3.04% and 2.17%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of December 31, 2014 and December 31, 2013, the Company was compliant with its debt covenants under the Credit Facility.

During 2014, the Company borrowed an aggregate amount of $50.0 million and paid a total amount of $131.3 million under the Credit Facility. During 2013, the Company borrowed an aggregate amount of $763.0 million and paid a total amount of $319.2 million under the Credit Facility. During 2012, the Company borrowed an aggregate amount of $1,428.0 million and paid a total amount of $1,142.5 million under the Credit Facility. As of December 31, 2014 and December 31, 2013, the U.S. dollar amount outstanding under the Credit Facility was $850.0 million and $931.3 million, respectively. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $931.3 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2013, $431.3 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2014 and December 31, 2013 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of December 31, 2014, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 13, Fair Value Measurements, such as observable market interest rates and yield curves.

Convertible Senior Notes

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of Convertible Notes. The Convertible Notes are senior unsecured obligations which rank effectively subordinated to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share).

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

During February 2014, the $1.15 billion proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in-capital, or equity component, within the Company’s consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. Since the Company must still settle these Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s consolidated statements of income while the Convertible Notes remain outstanding. The effective interest rate on the Convertible Notes is approximately 6.2% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of December 31, 2014, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount was $188.3 million, and the carrying amount of the liability component was $961.7 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2014, the fair value of the liability component relating to the Convertible Notes was approximately $802.8 million. At December 31, 2014, the Company determined the

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield as of December 31, 2014, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

In conjunction with the issuance of the Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. See Note 8, Shareholders’ (Deficit) Equity, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these Convertible Notes.

During the year ended December 31, 2014, the Company recognized $55.1 million of interest expense relating to the Convertible Notes, which included $30.8 million relating to non-cash interest expense relating to the debt discount and $3.3 million relating to amortization of deferred financing costs. The Company’s total interest expense, including the Credit Facility, was $91.7 million, $26.6 million, and $16.7 million, for the years ended December 31, 2014, 2013, and 2012, respectively, which was recognized within its consolidated statement of income.

As of December 31, 2014, the aggregate annual maturities of the Credit Facility were expected to be $100.0 million for 2015 and $750.0 million for 2016. The $1.15 billion principal amount of the Convertible Notes is due 2019.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2014, the Company had $36.8 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico VAT related surety bonds described in Note 7, Contingencies.

5.    Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2025. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases at December 31, 2014, were as follows (in millions):

Operating
2015	$56.5
2016	42.6
2017	28.1
2018	20.6
2019	12.1
Thereafter	19.7

Total	$179.6

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes rental expense on a straight-line basis. Rental expense for the years ended December 31, 2014, 2013, and 2012, was $60.0 million, $57.5 million, and $52.5 million, respectively.

There was no property, plant and equipment under capital leases included in property, plant and equipment on the accompanying consolidated balance sheets at December 31, 2014 and December 31, 2013.

6.    Employee Compensation Plans

The Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. Employees may elect to contribute up to 75% of their compensation; however, contributions are limited to a maximum annual amount as set periodically by the Code. The Company will make matching contributions in an amount equal to one dollar for each dollar of deferred earnings up to the first 1%, and then make matching contributions in an amount equal to 50% of one dollar for each dollar on the subsequent 5% of deferred earnings. The contributions become fully vested after two years. The Company contributed $3.5 million, $4.0 million, and $2.7 million, to its profit sharing plan during the years ended December 31, 2014, 2013, and 2012, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The deferred compensation plans allow eligible employees to elect annually to defer up to 75% of their base annual salary and up to 100% of their annual bonus for each calendar year, or the Annual Deferral Amount. The Management Deferred Compensation Plan and Senior Executive Deferred Compensation Plan provide that the amount of the matching contributions is to be determined by the Company at its discretion. The matching contribution was 3.5% of a participant’s annual base salary in excess of the IRS annual compensation limit and the amount by which deferrals reduce 401(k) eligible pay below the IRS limit.

Each participant in either of the non-qualified deferred compensation plans discussed above has, at all times, a fully vested and non-forfeitable interest in each year’s contribution, including interest credited thereto, and in any Company matching contributions, if applicable. In connection with a participant’s election to defer an Annual Deferral Amount, the participant may also elect to receive a short-term payout, equal to the Annual Deferral Amount plus interest. Such amount is payable in five or more years from the first day of the year in which the Annual Deferral Amount is actually deferred.

The total expense for the two non-qualified deferred compensation plans, excluding participant contributions, was $1.7 million, $4.0 million, and $2.9 million for the years ended December 31, 2014, 2013, and 2012, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $42.9 million and $37.2 million at December 31, 2014 and 2013, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $27.4 million and $26.8 million as of December 31, 2014 and 2013, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $7.5 million, $8.4 million, and $7.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

As a marketer of foods, dietary and nutritional supplements, and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material to the Company. The Company believes that it has meritorious defenses to the allegations contained in the lawsuits. The Company currently maintains product liability insurance with an annual deductible of $15 million.

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $78 million, translated at the December 31, 2014 spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. The Mexican Tax Administration Service may appeal this decision.

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

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $20 million, translated at the December 31, 2014 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $21.6 million, translated at the December 31, 2014 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Mexican Tax Administration Service has requested information related to the Company’s 2010 year. This information has been provided. In addition, the Mexican Tax Administration Service requested information related to the Company’s 2012 year. This information has been provided. The Mexican Tax Administration Service may request additional information or audit additional periods.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of December 31, 2014, the Company had $51.1 million of Mexico VAT related assets within other assets on its consolidated balance sheet. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On August 2, 2007, the Company received an assessment from the Spanish Tax Authority in an amount equivalent to approximately $3.9 million, translated at the December 31, 2014 spot rate, for withholding taxes, interest and penalties related to payments to Spanish Members for the 2003-2004 periods. On February 22, 2011, the Company appealed the assessment to the National Appellate Court (Audiencia Nacional). Based on the ruling of the National Appellate Court, substantially all of the assessment was nullified. The Company began withholding taxes on payments to Spanish Members for the 2012 year. If the Spanish Tax Authority raises the same issue in later years, the Company believes that it has meritorious defenses. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $3.2 million, translated at the December 31, 2014 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. This audit is ongoing. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. As of December 31, 2014, the Company had $15.7 million of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet. At December 31, 2014, the Company has not recognized any losses related to these ICMS-ST related assets as the Company does not believe a loss is probable.

The Company received an order from a Rome Labor Court on behalf of the Social Security Authority on March 1, 2012, to pay an amount equivalent to approximately $6.5 million, translated at the December 31, 2014 spot rate, for social contributions, interest and penalties related to payments to Italian Members from 2002 through 2005. In December 2014, the Rome Labor Court dismissed the case against the Company. The Social Security Administration did not appeal the court’s decision within the term set by the law, therefore such decision became final and binding. The Company has not recognized a loss as the Company does not believe a loss is probable.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company received a tax assessment in August 2014, from one of the Indian VAT authorities in an amount equivalent to approximately $6.1 million, translated at the December 31, 2014 spot rate, related to VAT for the years ended March 31, 2011 and March 31, 2012. The Company received a reduced assessment in October 2014 of $1.3 million, translated at the December 31, 2014 spot rate. The Company has initiated an administrative tax appeal as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the periods 2010 and later. If an assessment is issued, the Company would likely be required to pay the amount requested in order to appeal the assessment. Based on the Company’s analysis and guidance from its advisors, the Company does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss.

Bostick, et al., v. Herbalife Int’l of Am., Inc., et al. On April 8, 2013, Herbalife Ltd. and certain of its subsidiaries were named as defendants in a suit filed in the U.S. District Court for the Central District of California, challenging Herbalife’s marketing practices and business structure under California laws prohibiting “endless chain schemes,” unfair and deceptive business practices, and false advertising, as well as federal RICO statutes. On July 7, 2014, the complaint was amended to add additional plaintiffs. The plaintiffs seek damages in an unspecified amount. The federal RICO claim was dismissed. While the Company continues to believe the suit is without merit, and without in any way admitting liability or wrongdoing, the Company and the plaintiffs reached a settlement. Under the terms of the settlement, the Company would (i) pay $15 million into a fund to be distributed to qualified claimants and (ii) accept up to a maximum amount of $2.5 million in product returns from qualified claimants. The court granted preliminary approval of the settlement on December 2, 2014 and conditionally certified a class. The final approval hearing is set for May 11, 2015. As of December 31, 2014, these amounts were adequately reserved for in the Company’s financial statements. The Company has transferred $15 million to an escrow account which was included in prepaid expenses and other current assets within its consolidated balance sheet as of December 31, 2014.

In re Herbalife, Ltd. Securities Litigation (formerly captioned Awad v. Herbalife Ltd., et al.). On April 14, 2014, Herbalife Ltd. and certain of its officers were named as defendants in a purported stockholder class action, filed in the U.S. District Court for the Central District of California and asserting claims under the Securities Exchange Act of 1934. The complaint alleged that the Company and certain officers made material misstatements concerning the Company’s finances and business practices, and contended that the Company is operating a pyramid scheme. The initial complaint sought to represent a class of investors that had purchased shares of the Company’s common stock between May 4, 2010 and April 11, 2014. On July 30, 2014, the Court approved the appointment of different shareholders as lead plaintiffs and approved their selection of counsel. On September 18, 2014, these lead plaintiffs filed an Amended Class Action Complaint for Violation of the Federal Securities Laws against the Company, and certain of its officers. The Amended Complaint brings claims for unspecified damages under the Securities Exchange Act of 1934, as amended, alleges that the defendants made material misstatements that “fundamentally misrepresented the nature, scope and legality of the Company’s business and operations to consumers and investors alike,” and further alleges that the Company is one of “the most sophisticated pyramid schemes in history.” The lead plaintiffs seek to represent a class of all persons or entities that purchased shares of the Company’s common stock between February 23, 2011 and July 29, 2014. Defendants’ motion to dismiss all claims in the Amended Complaint was filed on November 3, 2014. The hearing is set for March 9, 2015. The Company intends to vigorously defend this purported class action suit. The Company has not recognized a loss as it does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss.

U.S. Federal Trade Commission Civil Investigative Demand. As previously disclosed, the Company received from the U.S. Federal Trade Commission, or the FTC, a Civil Investigative Demand, or a CID, relating to the FTC’s

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

confidential investigation of whether the Company has complied with federal law in the advertising, marketing, or sale of business opportunities. Pursuant to the CID, as supplemented, the FTC has requested from the Company documents and other information for the time period commencing January 1, 2009 to the present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.

Since late 2012, a short seller has made and continues to make allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and is vigorously defending itself against such claims, including proactively reaching out to regulatory agencies and governmental authorities. Because of these allegations, the Company has received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the FTC, SEC and other governmental authorities. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

8.    Shareholders’ (Deficit) Equity

The Company had 92.2 million, 101.1 million, and 106.9 million common shares outstanding at December 31, 2014, 2013, and 2012, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2014. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, the Company announced that its board of direc-

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tors approved terminating its quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2014, 2013, and 2012 was approximately $30.4 million, $123.1 million, and $135.1 million, respectively.

During the year ended December 31, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its (accumulated deficit) retained earnings.

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(deficit) equity. Also, upon executing the Forward Transactions, the Company recorded $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its consolidated balance sheet, reflecting the fair value of the Forward Transactions. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the year ended December 31, 2014, the Company recognized $5.8 million of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

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

During the year ended December 31, 2014, the Company repurchased 19.7 million of its common shares through open market purchases, the Repurchase Agreement, and the Forward Transactions at an aggregate cost of approximately $1,267.1 million, or an average cost of $64.25 per share. The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the year ended December 31, 2013, the Company repurchased 6.1 million of its common shares through open market purchases at an aggregate cost of approximately $297.4 million, or an average cost of $49.08 per share. During the year ended December 31, 2012, the Company repurchased 11.0 million of its common shares through open market purchases at an aggregate cost of approximately $527.8 million, or an average cost of $47.78 per share. As of December 31, 2014, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the years ended December 31, 2014 and 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Year Ended December 31,
	2014				2013
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(25.6)	$5.7	$0.1	$(19.8)	$(28.8)	$(2.9)	—	$(31.7)

Other comprehensive income (loss) before reclassifications, net of tax	(70.8)	16.3	8.6	(45.9)	3.2	2.4	0.1	5.7
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(4.0)	(8.5)	(12.5)	—	6.2	—	6.2

Total other comprehensive income (loss), net of reclassifications	(70.8)	12.3	0.1	(58.4)	3.2	8.6	0.1	11.9

Ending balance	$(96.4)	$18.0	$0.2	$(78.2)	$(25.6)	$5.7	$0.1	$(19.8)

(1)	See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the years ended December 31, 2014 and 2013.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $7.3 million, tax expense of $0.6 million, and tax expense of $4.6 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the year ended December 31, 2014. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax benefits of $4.5 million for unrealized gain (loss) on available-for-sale investments for the year ended December 31, 2014.

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

9.    Share-Based Compensation

The Company has six share-based compensation plans, the WH Holdings (Cayman Islands) Ltd. Stock Incentive Plan, or the Management Plan, the WH Holdings (Cayman Islands) Ltd. Independent Directors Stock Incentive Plan, or the Independent Directors Plan, the Herbalife Ltd. 2004 Stock Incentive Plan, or the 2004 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Incentive Plan, the Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, and the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan. The Management Plan provided for the grant of options to purchase common shares of Herbalife to members of the Company’s management. The Independent Directors Plan provided for the grant of options to purchase common shares of Herbalife to the Company’s independent directors. The 2004 Stock Incentive Plan replaced the Management Plan and the Independent Directors Plan and after the adoption thereof, no additional awards were made under either the Management Plan or the Independent Directors Plan. However, the shares remaining available for issuance under these plans were absorbed by and became available for issuance under the 2004 Stock Incentive Plan. The 2005 Stock Incentive Plan replaced the 2004 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2004 Stock Incentive Plan. However, the shares remaining available for issuance under the 2004 Stock Incentive Plan were absorbed by and became available for issuance under the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 5,000,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan at the time of the adoption of the 2014 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan is to facilitate equity ownership in the Company by its independent directors through the award of stock units. At December 31, 2014, an aggregate of approximately 6.2 million common shares remain available for future issuance under the 2014 Stock Incentive Plan and the Independent Directors Stock Unit Plan.

The Company’s share-based compensation plans provide for grants of stock options, SARs, and stock units, which are collectively referred to herein as awards. Previously, stock options generally vested quarterly over a five-year period or less, beginning on the grant date. Certain SARs vest quarterly over a five-year period beginning on the grant date. Other SARs vest annually over a three-year period. The contractual term of service condition stock options and SARs is generally ten years. Stock unit awards under the 2014 Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period which is equal to the contractual term. Stock units awarded under the Independent Directors Stock Unit Plan, or Independent Director Stock Units, vest at a rate of 25% on each January 15, April 15, July 15 and October 15. In March 2008, the Company granted stock unit awards to its Chairman and Chief Executive Officer, which vest over a four-year period at a rate of 30% during each of the first three years and 10% during the fourth year. In February 2009, the Company granted stock units and SARs to certain employees subject to continued service, one-third of which vest on the third anniversary of the date of grant, one-third of which vest on the fourth anniversary of the date of grant, and the remaining one-third of which vest on the fifth anniversary of the date of grant. In 2010, the Company granted other stock units to certain key employees subject to continued service, one half of which vest on the first anniversary of the date of the grant, and the remaining half of which vest on the second anniversary of the date of the grant.

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, market and performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2014 include stock options, SARs, and stock units.

In March 2008, the Company granted SARs with market conditions to its Chairman and Chief Executive Officer, which fully vested during 2012. These SARs vested at the end of four years subject to his continued

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employment through that date and the achievement of certain conditions related to the market value of the Company’s common shares. The market conditions included targets for stock price appreciation of both a 10% and a 15% compound annual growth rate. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model.

In August 2011, the Company granted SARs with market and performance conditions to its Chairman and Chief Executive Officer. These awards were to vest on December 31, 2014, subject to his continued employment through that date, the Company’s stock price appreciating and exceeding a targeted price, and the Company’s achievement of certain Volume Point performance targets. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model. As of December 31, 2014, the Chairman and Chief Executive Office remained an employee of the Company and the Company met the specified Volume Point performance targets. As the requisite service and performance conditions were met, the impact of the share-based compensation expense recorded to date in connection with these SARs remained in the Company’s consolidated financial statements as of December 31, 2014. However, as the price of the Company’s common shares did not exceed the target price, the applicable SARs did not vest and are no longer considered outstanding as of December 31, 2014.

During the years ended December 31, 2014 and 2013, the Company granted SARs to certain employees with performance conditions. These awards vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method.

Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2014, 2013, and 2012, share-based compensation expense, relating to service condition awards, amounted to $27.9 million, $24.6 million, and $22.7 million, respectively. For the year ended December 31, 2012, share-based compensation expense, relating to market condition awards, amounted to $0.7 million. No share-based compensation expense related to market condition awards was recognized in the years ended December 31, 2014 and 2013, as all market condition awards had vested prior to 2013. For the years ended December 31, 2014 and 2013, share-based compensation expense, relating to performance condition awards, amounted to $13.3 million and $0.3 million, respectively. For the year ended December 31, 2014, 2013, and 2012, share-based compensation expense, relating to market and performance condition awards, amounted to $4.5 million, $4.5 million, and $4.6 million, respectively. For the years ended December 31, 2014, 2013, and 2012, the related income tax benefits recognized in earnings for all awards amounted to $16.6 million, $10.4 million, and $9.5 million, respectively.

As of December 31, 2014, the total unrecognized compensation cost related to non-vested service condition stock awards was $36.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years. As of December 31, 2014, the total unrecognized compensation cost related to non-vested performance condition awards was $16.8 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

For the years ended December 31, 2014, 2013, and 2012, excess tax benefits of $10.4 million, $15.6 million, and $29.7 million, respectively, were generated and recognized from exercises of awards.

Stock units are valued at the market value on the date of grant. The fair value of service condition SARs and performance condition SARs are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of SARs with market conditions or with market and performance conditions are estimated

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the date of grant using the Monte Carlo lattice model. The Company calculates the expected term of its SARs based on historical data as more historical information was available. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the SARs are based upon the historical volatility of the Company’s common shares and it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the SARs. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

There were no stock options granted during the years ended December 31, 2014, 2013, and 2012. There were no SARs granted to independent directors during the year ended December 31, 2014. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2014, 2013, and 2012:

	SARs			Independent Director’s SARs
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2013	2012
Expected volatility	51.5%	50.8%	48.4%	45.2%	52.1%
Dividends yield	1.3%	1.7%	2.7%	1.5%	2.7%
Expected term	5.6 years	5.5 years	5.3 years	3.6 years	3.8 years
Risk-free interest rate	1.7%	1.5%	0.7%	0.7%	0.4%

There were no performance condition awards granted during the year ended December 31, 2012. For performance condition awards granted during the years ended December 31, 2014 and 2013, the following table summarizes the weighted average assumptions used in the calculation of the fair value:

	SARs
	Year Ended December 31,
	2014	2013
Expected volatility	52.0%	50.9%
Dividends yield	1.3%	1.5%
Expected term	5.6 years	5.5 years
Risk-free interest rate	1.7%	1.6%

There were no market condition awards or market and performance condition awards granted during the years ended December 31, 2014, 2013 and 2012.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2014:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2013(2) (3) (4)	12,143	$33.24	5.3 years	$552.9
Granted	1,642	$59.19
Exercised	(1,604)	$14.80
Forfeited(6)	(1,012)	$58.08

Outstanding at December 31, 2014(3) (4)	11,169	$37.46	5.4 years	$110.6

Exercisable at December 31, 2014(3) (5)	7,463	$27.37	3.8 years	$108.6

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.

(2)	Includes 0.9 million SARs with market and performance conditions.

(3)	Includes 1.5 million SARs with market conditions.

(4)	Includes 0.4 million and 1.0 million performance condition SARs as of December 31, 2013 and December 31, 2014, respectively.

(5)	Includes 0.1 million performance condition SARs.

(6)	Includes 0.9 million SARs with market and performance conditions which are no longer outstanding nor did they ever become exercisable due to the market condition not ultimately being met. The share-based compensation expense related to these market and performance condition SARs were not reversed as a result of the market condition not being met since the performance and service conditions were met.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2014, 2013, and 2012 was $25.24, $30.57, and $15.36, respectively. The weighted-average grant date fair value of SARs with performance conditions granted during the years ended December 31, 2014 and 2013 was $25.98 and $33.04, respectively. The total intrinsic value of service condition stock options and SARs exercised during the years ended December 31, 2014, 2013, and 2012 was $63.6 million, $16.1 million, and $98.6 million, respectively. There were no market condition, performance condition, or market and performance condition SARs exercised during the years ended December 31, 2014, 2013, and 2012.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested at December 31, 2013	145	$14.36
Granted	28	$59.98
Vested	(136)	$10.95
Forfeited	(4)	$38.58

Outstanding and nonvested at December 31, 2014	33	$63.67

The total vesting date fair value of stock units which vested during the years ended December 31, 2014, 2013, and 2012 was $9.0 million, $7.3 million, and $24.3 million, respectively.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 2 million common shares. At December 31, 2014, approximately 1.8 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10.    Segment Information

The Company is a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. The Company’s products are manufactured by third party providers and by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in its Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

As of December 31, 2014, the Company sold products in 91 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net Sales:
Primary Reporting Segment:
United States(4)	$905.1	$886.9	$816.9
Mexico	567.9	562.4	496.1
South Korea	416.0	433.7	421.4
Others(4)	2,405.3	2,470.7	2,059.4

Total Primary Reporting Segment	4,294.3	4,353.7	3,793.8
China	664.3	471.6	278.5

Total Net Sales	$4,958.6	$4,825.3	$4,072.3

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Contribution Margin(1):
Primary Reporting Segment:
United States(4)	$373.1	$367.9	$359.5
Mexico	251.7	251.7	205.6
South Korea	227.6	214.3	199.4
Others(4)	1,055.6	1,107.8	906.5

Total Primary Reporting Segment	1,908.0	1,941.7	1,671.0
China(2)	596.6	422.7	250.1

Total Contribution Margin	$2,504.6	$2,364.4	$1,921.1
Selling, general and administrative expense (2)	1,991.1	1,629.1	1,259.7
Interest expense	91.7	26.6	16.7
Interest income	12.5	8.0	6.2
Other expense, net	13.0	—	—

Income before income taxes	421.3	716.7	650.9
Income taxes	112.6	189.2	186.9

Net Income	$308.7	$527.5	$464.0

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Capital Expenditures:
United States	$119.7	$121.3	$81.6
Mexico	3.8	2.4	2.8
South Korea	0.2	1.8	4.1
China	13.0	12.6	15.4
Others	20.0	24.4	18.9

Total Capital Expenditures	$156.7	$162.5	$122.8

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net sales by product line:
Weight Management	$3,177.0	$3,063.7	$2,554.9
Targeted Nutrition	1,108.5	1,109.9	944.8
Energy, Sports & Fitness	260.6	254.5	209.4
Outer Nutrition	178.9	157.2	146.3
Literature, Promotional and Other(3)	233.6	240.0	216.9

Total Net Sales	$4,958.6	$4,825.3	$4,072.3

Net sales by geographic region:
North America	$926.8	$908.0	$841.2
Mexico	567.9	562.4	496.1
South & Central America	826.4	973.5	688.8
EMEA	843.1	735.2	627.8
Asia Pacific	1,130.1	1,174.6	1,139.9
China	664.3	471.6	278.5

Total Net Sales	$4,958.6	$4,825.3	$4,072.3

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.

(2)	Service fees to China independent service providers totaling $312.7 million, $215.6 million, and $123.5 million for the years ended December 31, 2014, 2013, and 2012, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(4)	Net sales and contribution margin for 2013 within the Primary Reporting Segment information have been revised to correct a misclassification. As a result, United States net sales and contribution margin have been increased by $6.0 million and $2.7 million, respectively, while Others net sales and contribution margin have been decreased by the same amounts.

As of December 31, 2014 and 2013, total assets for the Company’s Primary Reporting Segment were $2,066.2 million and $2,253.7 million, respectively. Total assets for the China segment were $308.7 million and $220.0 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $98.8 million and $102.4 million, respectively. Goodwill allocated to the China segment was $3.4 million and $3.1 million as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, the net property, plant and equipment located in the U.S. and in all foreign countries was $289.8 million and $76.9 million, respectively. As of December 31, 2013, the net property, plant and equipment located in the U.S. and in all foreign countries was $236.0 million and $82.9 million, respectively.

As of December 31, 2014, the deferred tax assets related to the U.S. and all foreign countries was $154.3 million and $63.6 million, respectively. As of December 31, 2013, the deferred tax assets related to the U.S. and all foreign countries was $69.1 million and $58.7 million, respectively.

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2014 and 2013, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheet was $440.8 million and $567.4 million, respectively, of which $8.3 million and $6.8 million, respectively, was maintained or invested in U.S. dollars. At December 31, 2014 and 2013, the total amount of cash and cash equivalents held by the Company’s parent and its U.S. entities was $204.6 million and $405.6 million, respectively.

11.     Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company previously engaged in an interest rate hedging strategy for which the hedged transactions were the forecasted interest payments on the Credit Facility. The hedged risk was the variability of forecasted interest rate cash flows, where the hedging strategy involved the purchase of interest rate swaps. These interest rate swaps expired in July 2013 and the Company has not entered into new interest swap arrangements as of December 31, 2014.

Foreign Currency Instruments

The Company also designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2014 and December 31, 2013, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $225.3 million and $244.7 million, respectively. At December 31, 2014, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party quotes. As of December 31, 2014, the Company recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2013, the Company recorded assets at fair value of $5.7 million and liabilities at fair value of $4.4 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2014, and 2013, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2014, and December 31, 2013.

As of December 31, 2014 and December 31, 2013, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two and three months as of December 31, 2014 and December 31, 2013, respectively.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2014 and December 31, 2013:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2014
Buy Chinese yuan dollar sell Euro	7.72	$8.0	$0.2
Buy Euro sell Australian dollar	1.51	4.9	(0.1)
Buy Euro sell Chilean peso	745.65	1.1	—
Buy Euro sell Indonesian rupiah	15,302.91	1.8	—
Buy Euro sell Mexican peso	18.04	153.3	(0.4)
Buy Euro sell Malaysian ringgit	4.31	0.7	—
Buy Euro sell Peruvian nuevo sol	3.66	4.0	—
Buy Euro sell Philippine peso	55.39	1.7	—
Buy Euro sell Russian ruble	69.82	2.7	0.1
Buy Euro sell U.S. dollar	1.23	105.0	(2.0)
Buy British pound sell Euro	0.80	2.3	—
Buy Russian ruble sell Euro	49.80	2.8	(1.0)
Buy U.S. dollar sell Brazilian real	2.54	10.4	0.9
Buy U.S. dollar sell Colombian peso	2,084.12	4.8	0.6
Buy U.S. dollar sell Euro	1.32	132.6	10.7
Buy U.S. dollar sell South Korean won	1,081.96	7.7	0.1

Total forward contracts		$443.8	$9.1

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2013
Buy Australian dollar sell Euro	1.55	$2.7	$—
Buy Euro sell Australian dollar	1.52	4.5	0.1
Buy Euro sell Chilean peso	727.40	1.1	—
Buy Euro sell British pound	0.83	2.5	—
Buy Euro sell Indonesian rupiah	16,915.00	0.7	—
Buy Euro sell Mexican peso	17.51	150.3	4.9
Buy Euro sell Russian ruble	45.05	3.0	—
Buy Euro sell Singapore dollar	1.74	3.0	—
Buy Euro sell U.S. dollar	1.37	161.3	—
Buy British pound sell Euro	1.01	4.9	0.1
Buy Japanese yen sell U.S. dollar	104.71	2.9	—
Buy Malaysian ringgit sell U.S. dollar	3.30	5.3	—
Buy Singapore dollar sell Euro	1.71	2.0	—
Buy New Taiwan dollar sell U.S. dollar	29.54	14.9	(0.1)
Buy U.S. dollar sell Brazilian real	2.35	12.8	0.6
Buy U.S. dollar sell Euro	1.34	171.8	(4.2)
Buy U.S. dollar sell South Korean won	1,112.65	50.0	1.5

Total forward contracts		$593.7	$2.9

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the derivative activity during the years ended December 31, 2014, 2013, and 2012 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2014, 2013, and 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$16.8	$3.5	$(3.3)
Interest rate swaps	—	—	$(0.6)

As of December 31, 2014, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $13.5 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2014, 2013, and 2012:

	Amount of Gain (Loss) Recognized in Income For the Year Ended			Location of Gain (Loss) Recognized in Income
	December 31, 2014	December 31, 2013	December 31, 2012
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$(4.6)	$(5.2)	$(1.8)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(26.2)	$6.4	$(10.0)	Selling, general and administrative expenses

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2014, 2013, and 2012:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (effective portion)
	For the Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$4.0	$(4.1)	$0.1	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	—	$(0.7)	$4.5	Selling, general and administrative expenses
Interest rate contracts	—	$(2.0)	$(3.6)	Interest expense, net

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of December 31, 2014 and 2013.

12.    Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Domestic	$94.0	$155.6	$172.3
Foreign	327.3	561.1	478.6

Total	$421.3	$716.7	$650.9

Income taxes are as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
Current:
Foreign	$141.7	$138.1	$104.0
Federal	47.4	68.8	82.1
State	8.3	7.2	8.6

	197.4	214.1	194.7

Deferred:
Foreign	(6.0)	(16.3)	(6.3)
Federal	(76.5)	(9.4)	(2.7)
State	(2.3)	0.8	1.2

	(84.8)	(24.9)	(7.8)

	$112.6	$189.2	$186.9

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ (deficit) equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of December 31, 2014 and 2013, the Company had $23.6 million and $15.4 million, respectively, of unrealized excess tax benefits. The $23.6 million of excess tax benefits at December 31, 2014 relates to foreign tax credits generated and carried forward on US federal income tax returns. If unused, tax credit carryforwards of $4.8 million will expire in 2021, $13.0 million will expire in 2022 and $5.8 million will expire in 2024.

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	Year Ended December 31,
	2014	2013
Deferred income tax assets:
Accruals not currently deductible	$68.5	$53.4
Tax loss and credit carryforwards of certain foreign subsidiaries	88.7	29.2
Domestic foreign tax credit carryforwards	51.2	—
Unremitted foreign earnings	1.0	—
Depreciation/amortization	—	3.5
Deferred compensation plan	61.9	47.4
Deferred interest expense	240.8	218.7
Accrued vacation	6.0	5.5
Inventory reserve	23.8	13.2
Other	6.0	4.5

Gross deferred income tax assets	547.9	375.4
Less: valuation allowance	(330.0)	(247.6)

Total deferred income tax assets	$217.9	$127.8

Deferred income tax liabilities:
Intangible assets	$114.2	$113.0
Unremitted foreign earnings	—	0.7
Depreciation/amortization	9.4	—
Other	6.3	4.5

Total deferred income tax liabilities	$129.9	$118.2

Total net deferred tax assets (liabilities)	$88.0	$9.6

Tax loss and credit carryforwards of certain foreign subsidiaries for 2014 and 2013 were $88.7 million and $29.2 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $71.4 million will expire between 2015 and 2024 and $17.3 million can be carried forward indefinitely. Domestic foreign tax credit carryforwards for 2014 were $51.2 million. If unused, domestic foreign tax credit carryforwards expire in 2024. Deferred interest carryforwards of subsidiaries for 2014 and 2013 were $240.8 million and $218.7 million, respectively, and can be carried forward indefinitely.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014 and 2013 the Company held valuation allowances against net deferred tax assets of certain

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subsidiaries, primarily related to deferred interest expense carryforwards and tax loss carryforwards, in the amount of $330.0 million and $247.6 million, respectively. The change in the Company’s valuation allowance during 2014 of $82.4 million was related to $85.7 million of net additions charged to income tax expense, primarily relating to increases in Venezuelan tax loss carryforwards and deferred interest expense carryforwards, reduced by $3.3 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2013 of $38.3 million was related to $36.7 million of net additions charged to income tax expense, primarily relating to increases in deferred interest expense carryforwards, and $1.6 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2012 of $41.2 million was related to $40.2 million of net additions charged to income tax expense, primarily relating to increases in deferred interest expense carryforwards, and $1.0 million of currency translation adjustments recognized within other comprehensive income.

At December 31, 2014, the Company’s U.S. consolidated group had approximately $104.9 million of unremitted earnings that were permanently reinvested relating to certain foreign subsidiaries. In addition, at December 31, 2014, Herbalife Ltd. had approximately $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax on the unremitted foreign earnings as of December 31, 2014 and 2013 was a deferred tax asset of $1.0 million and a deferred tax liability of $0.7 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows (in millions):

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Tax expense at United States statutory rate	$147.4	$250.9	$227.8
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(60.0)	(82.1)	(97.9)
U.S. tax (benefit) on foreign income net of foreign tax credits	(73.4)	(4.7)	1.8
Increase in valuation allowances	85.7	36.7	40.2
State taxes, net of federal benefit	4.1	5.7	7.3
Unrecognized tax benefits	13.0	(10.3)	6.6
Other	(4.2)	(7.0)	1.1

Total	$112.6	$189.2	$186.9

During the year ended December 31, 2012, the Company benefited from the terms of a tax holiday in the People’s Republic of China. The tax holiday commenced on January 1, 2008 and concluded on December 31, 2012. Under the terms of the holiday, the Company was subject to an 11% tax rate in 2010, a 12% tax rate in 2011, and a 12.5% tax rate in 2012. The Company was subject to the statutory tax rate of 25% in 2014 and 2013.

As of December 31, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $ 47.2 million. If the total amount of unrecognized tax benefits was recognized, $38.0 million of unrecognized tax benefits, $ 5.5 million of interest and $1.1 million of penalties would impact the effective tax

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate. As of December 31, 2013, the total amount of unrecognized tax benefits, including related interest and penalties was $34.6 million. If the total amount of unrecognized tax benefits was recognized, $28.4 million of unrecognized tax benefits, $3.7 million of interest and $0.8 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2014, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $1.9 million and $0.3 million, respectively. During the year ended December 31, 2013, the Company recorded a reversal in interest and penalty expense related to uncertain tax positions of $1.6 million and $0.7 million, respectively. During the year ended December 31, 2012, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $0.2 million and $0.6 million, respectively. As of December 31, 2014, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $5.5 million and $1.1 million respectively. As of December 31, 2013, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $3.7 million and $0.8 million respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2014, 2013, and 2012 (in millions):

	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning balance of unrecognized tax benefits	$29.9	$39.7	$32.4
Additions for current year tax positions	9.4	10.3	7.8
Additions for prior year tax positions	6.1	4.1	4.5
Reductions for prior year tax positions	(1.0)	(3.9)	(0.1)
Reductions for audit settlements	(0.1)	(10.0)	(0.3)
Reductions for the expiration of statutes of limitation	(2.5)	(8.4)	(4.9)
Changes due to foreign currency translation adjustments	(1.3)	(1.9)	0.3

Ending balance of unrecognized tax benefits (excluding interest and penalties)	$40.5	$29.9	$39.7
Interest and penalties associated with unrecognized tax benefits	6.7	4.7	7.4

Ending balance of unrecognized tax benefits (including interest and penalties)	$47.2	$34.6	$47.1

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2014, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2010.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.2 million within the next twelve months. Of this possible decrease, $5.9 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining possible decrease of $4.3 million would be due to the expiration of statute of limitations in various jurisdictions.

13. Fair Value Measurements

The Company applies the provisions of the ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at December 31, 2014 and December 31, 2013:

Fair Value Measurements at Reporting Date Using

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2014	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2013
		(In millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$12.3	$5.7
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.2	$2.3

		$14.5	$8.0

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2014	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2013
		(In millions)
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$1.6	$4.4
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$3.8	$0.7

		$5.4	$5.1

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheet at December 31, 2014 and December 31, 2013:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
December 31, 2014
Foreign exchange currency contracts	$14.5	$(5.4)	$9.1

Total	$14.5	$(5.4)	$9.1

December 31, 2013
Foreign exchange currency contracts	$8.0	$(3.0)	$5.0

Total	$8.0	$(3.0)	$5.0

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
December 31, 2014
Foreign exchange currency contracts	$5.4	$(5.4)	$—

Total	$5.4	$(5.4)	$—

December 31, 2013
Foreign exchange currency contracts	$5.1	$(3.0)	$2.1

Total	$5.1	$(3.0)	$2.1

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2014 and December 31, 2013, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14.    Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its consolidated statement of income. For the years ended December 31, 2014 and 2013, the Company recorded approximately $25.1 million and $29.1 million, respectively, of professional fees and other expenses related to this matter.

Of the approximately $25.1 million and $29.1 million in expenses incurred during the years ended December 31, 2014 and 2013, respectively, discussed above, approximately $5.2 million and $6.0 million, respectively, was recognized for advisory retainer fees.

The Company was also party to a recently terminated agreement that contains a cash settlement liability award, or the Liability Award which is tied to the Company’s stock price and vests if certain conditions are met relating to the above matter. The fair value of the Liability Award will be revalued each quarter until settlement and the Company will recognize and adjust the expense over the expected requisite service period. During the years ended December 31, 2014 and 2013, the Company recognized a benefit of $1.7 million and an expense of $3.5 million, respectively, relating to the Liability Award, which is included in the approximately $25.1 million and $29.1 million expense amounts described above. As of December 31, 2014, the fair value of the Liability Award was $1.8 million which is recognized in accrued expenses within the Company’s consolidated balance sheet.

15.    Subsequent Events

In February 2015, the Venezuelan government announced the introduction of a modified three-tier exchange control system which consists of CENCOEX, SICAD, and a third new mechanism called the Marginal Currency System, or SIMADI. The SICAD II exchange mechanism will no longer operate. On February 12, 2015, the SIMADI exchange mechanism opened at a rate of 170 Bolivars per U.S. dollar as published by the Venezuelan government. SIMADI is expected to operate as a free currency exchange market.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is currently evaluating and monitoring the development of this new three-tier exchange control system and will determine the appropriate exchange rate for remeasurement purposes in the first quarter of 2015. Assuming the Company switches from the SICAD II rate to the SIMADI rate for remeasurement purposes in the first quarter of 2015, it expects to initially incur approximately $35 million of foreign exchange losses and asset impairment charges. If the SIMADI rate is adopted during the first quarter of 2015, the amount of foreign exchange losses and other charges recognized during the first quarter of 2015 will be determined based on the Company’s latest available facts and circumstances as of March 31, 2015. The Company will continue to monitor this new three-tier exchange control system and assess the financial impact it could have to the Company’s consolidated financial statements and operations in Venezuela.

16.    Quarterly Information (Unaudited)

	2014	2013
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$1,262.6	$1,123.7
Gross profit	1,011.4	897.7
Net income	74.6	118.9
Earnings per share
Basic	$0.78	$1.14
Diluted	$0.74	$1.10
Second Quarter Ended June 30
Net sales	$1,306.2	$1,219.2
Gross profit	1,049.0	972.0
Net income	119.5	143.1
Earnings per share
Basic	$1.39	$1.39
Diluted	$1.31	$1.34
Third Quarter Ended September 30
Net sales	$1,256.2	$1,213.5
Gross profit	1,001.3	975.1
Net income	11.3	142.0
Earnings per share
Basic	$0.14	$1.39
Diluted	$0.13	$1.32
Fourth Quarter Ended December 31
Net sales	$1,133.6	$1,268.9
Gross profit	914.0	1,017.1
Net income(1)	103.3	123.5
Earnings per share
Basic	$1.26	$1.22
Diluted	$1.21	$1.15

(1)	At December 31, 2014, the Company revised its estimate of its employee bonus accrual. This change in estimate was a result of the Company not meeting its projected targets. This change in estimate resulted in a cumulative adjustment that increased the Company’s operating income by a pre-tax amount of $16.6 million which increased the Company’s 2014 fourth quarter net income by $12.0 million, net of tax.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON Michael O. Johnson	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 26, 2015

/s/ JOHN G. DESIMONE John G. DeSimone	Chief Financial Officer (Principal Financial Officer)	February 26, 2015

/s/ BOSCO CHIU Bosco Chiu	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 26, 2015

/s/ LEROY T. BARNES, JR. Leroy T. Barnes, Jr.	Director	February 26, 2015

/s/ RICHARD P. BERMINGHAM Richard P. Bermingham	Director	February 26, 2015

/s/ PEDRO CARDOSO Pedro Cardoso	Director	February 26, 2015

/s/ RICHARD H. CARMONA Richard H. Carmona	Director	February 26, 2015

/s/ JONATHAN CHRISTODORO Jonathan Christodoro	Director	February 26, 2015

/s/ KEITH COZZA Keith Cozza	Director	February 26, 2015

/s/ JEFFREY T. DUNN Jeffrey T. Dunn	Director	February 26, 2015

Signature	Title	Date

/s/ HUNTER C. GARY Hunter C. Gary	Director	February 26, 2015

/s/ JESSE A. LYNN Jesse A. Lynn	Director	February 26, 2015

/s/ JAMES L. NELSON James L. Nelson	Director	February 26, 2015

/s/ MARIA OTERO Maria Otero	Director	February 26, 2015

/s/ JOHN TARTOL John Tartol	Director	February 26, 2015