Form 10-Q
period 2015-03-31
HERBALIFE LTD.
filed 2015-05-05
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of registrant’s common shares outstanding as of April 29, 2015 was 92,413,403.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$715.5	$645.4
Receivables, net of allowance for doubtful accounts of $4.0 (2015) and $1.9 (2014)	86.8	83.6
Inventories	335.0	377.7
Prepaid expenses and other current assets	191.8	186.1
Deferred income tax assets	99.1	100.6

Total current assets	1,428.2	1,393.4

Property, at cost, net of accumulated depreciation and amortization of $404.9 (2015) and $393.2 (2014)	356.7	366.7
Deferred compensation plan assets	29.0	27.4
Other assets	147.9	152.8
Deferred financing costs, net	20.2	22.0
Marketing related intangibles and other intangible assets, net	310.4	310.4
Goodwill	96.5	102.2

Total assets	$2,388.9	$2,374.9

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$64.8	$72.4
Royalty overrides	218.6	251.0
Accrued compensation	76.1	69.6
Accrued expenses	255.2	252.1
Current portion of long-term debt	419.4	100.0
Advance sales deposits	82.8	70.0
Income taxes payable	52.0	59.7

Total current liabilities	1,168.9	874.8

NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,393.4	1,711.7
Deferred compensation plan liability	44.1	42.9
Deferred income tax liabilities	16.8	15.3
Other non-current liabilities	66.9	64.6

Total liabilities	2,690.1	2,709.3

CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common shares, $0.001 par value; 1.0 billion shares authorized; 92.5 million (2015) and 92.2 million (2014) shares outstanding	0.1	0.1
Paid-in-capital in excess of par value	414.1	409.1
Accumulated other comprehensive loss	(128.2)	(78.2)
Accumulated deficit	(587.2)	(665.4)

Total shareholders’ deficit	(301.2)	(334.4)

Total liabilities and shareholders’ deficit	$2,388.9	$2,374.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions, except per share amounts)
Product sales	$1,028.3	$1,156.1
Shipping & handling revenues	77.1	106.5

Net sales	1,105.4	1,262.6
Cost of sales	215.4	251.2

Gross profit	890.0	1,011.4
Royalty overrides	323.0	381.8
Selling, general & administrative expenses	431.4	502.1

Operating income	135.6	127.5
Interest expense, net	21.5	14.9
Other expense, net	2.3	3.2

Income before income taxes	111.8	109.4
Income taxes	33.6	34.8

NET INCOME	$78.2	$74.6

Earnings per share:
Basic	$0.95	$0.78
Diluted	$0.92	$0.74
Weighted average shares outstanding:
Basic	82.3	95.4
Diluted	84.6	100.8
Dividends declared per share	$—	$0.30

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Net income	$78.2	$74.6
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $(1.9) and $(0.1) for the three months ended March 31, 2015 and 2014, respectively	(54.9)	(2.2)
Unrealized gain (loss) on derivatives, net of income taxes of $0.6 and $(0.1) for the three months ended March 31, 2015 and 2014, respectively	5.2	(0.4)
Unrealized loss on available-for-sale investments, net of income taxes of $(0.2) and $(0.1) for the three months ended March 31, 2015 and 2014, respectively	(0.3)	(0.1)

Total other comprehensive loss	(50.0)	(2.7)

Total comprehensive income	$28.2	$71.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78.2	$74.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.9	21.3
Excess tax benefits from share-based payment arrangements	(2.5)	(3.2)
Share-based compensation expenses	11.1	11.0
Non-cash interest expense	12.2	7.2
Deferred income taxes	1.3	(2.3)
Inventory write-downs	4.9	11.0
Unrealized foreign exchange transaction (gain) loss	(18.3)	3.4
Foreign exchange loss from Venezuela currency devaluation	32.6	86.1
Impairments and write-downs relating to Venezuela currency devaluation	3.7	3.2
Other	4.6	1.3
Changes in operating assets and liabilities:
Receivables	(14.4)	(18.0)
Inventories	15.0	14.2
Prepaid expenses and other current assets	10.8	(23.8)
Other assets	(6.2)	(5.2)
Accounts payable	(1.1)	6.2
Royalty overrides	(23.0)	(3.7)
Accrued expenses and accrued compensation	22.5	(12.5)
Advance sales deposits	16.3	17.4
Income taxes	(10.6)	(0.9)
Deferred compensation plan liability	1.1	3.3

NET CASH PROVIDED BY OPERATING ACTIVITIES	161.1	190.6

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(22.8)	(58.5)
Investments in Venezuelan bonds	—	(3.2)
Other	6.1	—

NET CASH USED IN INVESTING ACTIVITIES	(16.7)	(61.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(30.4)
Dividends received	—	3.4
Payments for Capped Call Transactions	—	(123.8)
Proceeds from senior convertible notes	—	1,150.0
Principal payments on senior secured credit facility and other debt	(25.0)	(18.8)
Issuance costs relating to long-term debt and senior convertible notes	—	(28.9)
Share repurchases	(9.0)	(694.5)
Excess tax benefits from share-based payment arrangements	2.5	3.2
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	0.4	0.1

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(31.1)	260.3

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43.2)	(100.3)

NET CHANGE IN CASH AND CASH EQUIVALENTS	70.1	288.9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	645.4	973.0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$715.5	$1,261.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of March 31, 2015, the Company sold its products to and through a network of 4.1 million independent members, or Members, which included 0.3 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2014 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2015, and for the three months ended March 31, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or the 2014 10-K. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The FASB has proposed delaying the effective date by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU changes the analysis that reporting entities must perform to determine if certain types of legal entities should be consolidated. Specifically, the ASU focuses on 1) the variable interest entity, or VIE, evaluation of limited partnerships and similar legal entities, 2) eliminating the presumption that general partners should consolidate a limited partnership, 3) the consolidation analysis of reporting entities that are involved with VIEs, and 4) scope exceptions from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the ASU is adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The ASU may be applied using a modified retrospective approach by recording a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability now be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current U.S. GAAP, debt issuance costs are recognized as a deferred charge asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A reporting entity should apply the amendments retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the ASU. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU adds explicit guidance into U.S. GAAP regarding a customer’s accounting for fees paid in a cloud computing arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Venezuela

Herbalife Venezuela, the Company’s Venezuelan subsidiary, currently imports its products into Venezuela. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, the Company’s Bolivar-denominated cash and cash equivalents have continued to accumulate, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for the Company’s Venezuela business, with high inflation, price controls, and the risk that the government will further devalue the Bolivar.

        At December 31, 2014, the Company used the SICAD II rate of 50 Bolivars per U.S. dollar to remeasure Herbalife Venezuela’s financial statements. In February 2015, the Venezuelan government announced the introduction of a modified three-tier exchange control system which consists of CENCOEX, SICAD, and a third new mechanism called the Marginal Currency System, or SIMADI, and the SICAD II exchange mechanism was terminated. On February 12, 2015, the SIMADI exchange mechanism opened at a rate of 170 Bolivars per U.S. dollar as published by the Venezuelan government. During the first quarter of 2015, the Company was awarded approximately $0.1 million U.S. dollars through the SIMADI exchange mechanism and the Company’s ability to successfully exchange Bolivars to U.S. dollars continues to remain limited. At March 31, 2015, the SIMADI exchange rate was 192 Bolivars per U.S. dollar and the Company used this rate to remeasure its Venezuelan subsidiary’s financial statements. The Company recognized $32.6 million in foreign exchange losses in selling, general & administrative expenses and $1.4 million of inventory write downs in cost of sales within its condensed consolidated statement of income for the three months ended March 31, 2015 related to the remeasurement of its Venezuelan subsidiary’s financial statements.

Due to the evolving foreign exchange control environment in Venezuela, it is possible that the Company’s ability to access certain foreign exchange mechanisms, including the SIMADI rate, could change in future periods which may have an impact on the rate the Company uses to remeasure Herbalife Venezuela’s Bolivar-denominated assets and liabilities. If the Company continues using the SIMADI rate for remeasurement purposes in future periods, any future U.S. dollars obtained through the more favorable SICAD mechanism could have a positive impact on the Company’s consolidated net earnings. In addition, devaluations of the SIMADI rate, adoption of less favorable official rates by the Venezuelan government, or U.S. dollars obtained through less favorable alternative legal exchange mechanisms, could have a negative impact on the Company’s future consolidated net earnings. The Company is closely monitoring the CENCOEX, SICAD, and SIMADI exchange mechanisms as they continue to evolve.

As a result of using the SICAD I rate for remeasurement at March 31, 2014, the Company recognized $86.1 million of foreign exchange losses in selling, general & administrative expenses within its condensed consolidated statement of income for the three months ended March 31, 2014.

As of March 31, 2015, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $11.0 million, and included approximately $11.5 million in Bolivar denominated cash and cash equivalents. As noted above, these Bolivar denominated assets and liabilities were remeasured at the SIMADI rate as of March 31, 2015. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published SIMADI rate may not accurately represent the amount of U.S. dollars that the Company will ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions imposed by the Venezuelan government, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis. Herbalife Venezuela’s net sales represented approximately 1% and 4% of the Company’s consolidated net sales for the three months ended March 31, 2015 and 2014, respectively, and its total assets represented approximately 1% and 2% of the Company’s consolidated total assets as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the majority of Herbalife Venezuela’s total assets consisted of Bolivar-denominated cash and cash equivalents.

See the Company’s financial statements and related notes in the 2014 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Investments in Bolivar-Denominated Bonds

The Company did not invest in any additional Bolivar-denominated bonds during the three months ended March 31, 2015. During the three months ended March 31, 2014, the Company invested in additional Bolivar-denominated bonds with a purchase price of 20.3 million Bolivars, or approximately $3.2 million, using the CADIVI rate. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds are determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. As of March 31, 2015, the amortized cost of the Company’s Venezuelan bonds was $1.1 million and the bonds had a market value of $0.9 million. As of March 31, 2015, the Company’s Venezuelan bonds had contractual maturities due after five years. Expected disposal dates of the bonds may be less than the contractual maturity dates. During the three months ended March 31, 2015 and 2014, the Company did not sell any of its Venezuelan bonds.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; when applicable, the foreign exchange rates that are available to the Company; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written-down to fair value, and a loss is recognized in other expense, net in the Company’s condensed consolidated income statement. Other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2015 and 2014 was $2.3 million and $3.2 million, respectively, which were primarily due to unfavorable foreign exchange rates.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market. The following are the major classes of inventory:

	March 31, 2015	December 31, 2014
	(In millions)
Raw materials	$34.5	$39.5
Work in process	4.0	4.3
Finished goods	296.5	333.9

Total	$335.0	$377.7

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Borrowings under the senior secured credit facility	$825.0	$850.0
Convertible senior notes, carrying value of liability component	970.5	961.7
Other debt	17.3	—

Total	1,812.8	1,811.7
Less: current portion	419.4	100.0

Long-term portion	$1,393.4	$1,711.7

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

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 10, Shareholders’ Deficit. The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded as deferred financing costs on the Company’s condensed consolidated balance sheet and will be amortized over the life of the Credit Facility. On March 31, 2015 and December 31, 2014, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.69% and 3.04%, respectively.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2015 and December 31, 2014, the Company was compliant with its debt covenants under the Credit Facility.

During the three months ended March 31, 2015, the Company repaid a total amount of $25.0 million under the Credit Facility. As of March 31, 2015 and December 31, 2014, the U.S. dollar amount outstanding under the Credit Facility was $825.0 million and $850.0 million, respectively. Of the $825.0 million U.S. dollar amount outstanding under the Credit Facility as of March 31, 2015, $325.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2015 and December 31, 2014 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of March 31, 2015, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves. See Note 14, Subsequent Events, for further information on the amendment to the Credit Facility.

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

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded to deferred financing costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $21.5 million recorded to deferred financing costs on the Company’s condensed consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method.

During February 2014, the $1.15 billion proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in-capital, or equity component, within the Company’s condensed consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. Since the Company must still settle these Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income while the Convertible Notes remain outstanding. The effective interest rate on the Convertible Notes is approximately 6.2% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of March 31, 2015, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount was $179.5 million, and the carrying amount of the liability component was $970.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of March 31, 2015, the fair value of the liability component relating to the Convertible Notes was approximately $866.2 million. At March 31, 2015, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield as of March 31, 2015, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

In conjunction with the issuance of the Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. See Note 10, Shareholders’ Deficit, for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these Convertible Notes.

During the three months ended March 31, 2015, the Company recognized $15.2 million of interest expense relating to the Convertible Notes, which included $8.8 million relating to non-cash interest expense relating to the debt discount and $0.9 million relating to amortization of deferred financing costs. During the three months ended March 31, 2014, the Company recognized $8.8 million of interest expense relating to the Convertible Notes, which included $4.9 million relating to non-cash interest expense relating to the debt discount and $0.5 million relating to amortization of deferred financing costs. The Company’s total interest expense, including the Credit Facility, was $23.4 million and $17.8 million, for the three months ended March 31, 2015 and 2014, respectively, which was recognized within its condensed consolidated statement of income.

As of March 31, 2015, the aggregate annual maturities of the Credit Facility were expected to be $75.0 million for the remainder of 2015 and $750.0 million for 2016. On May 4, 2015, the Credit Facility was amended, as described in Note 14, Subsequent Events. Pursuant to the amended Credit Facility, the aggregate annual maturities are now expected to be $174.6 million for the remainder of 2015, $229.7 million for 2016, and $420.7 million for 2017. The $1.15 billion Convertible Notes are due 2019.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2015, the Company had $36.5 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that significant additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $75 million, translated at the March 31, 2015 spot rate, for various items, the majority of which was Value Added Tax, or VAT, allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. The Company is currently preparing its response to that appeal.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $19 million, translated at the March 31, 2015 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $20.9 million, translated at the March 31, 2015 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service audited the Company’s Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

The Company has not recognized a loss with respect to any of these Mexican matters as the Company, based on its analysis and guidance from its advisors, does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss that could result from an unfavorable outcome if an assessment was re-issued or any additional assessments were to be issued for these or other periods. The Company believes that it has meritorious defenses if the assessment is re-issued or would have meritorious defenses if any additional assessment is issued.

The Mexican Tax Administration Service has requested information related to the Company’s 2010 year. This information has been provided. In addition, the Mexican Tax Administration Service requested information related to the Company’s 2012 year. This information has been provided. The Mexican Tax Administration Service may request additional information or audit additional periods.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. In March 2015, the Company commenced litigation in the Tax Court of Mexico to reclaim the VAT refund pertaining specifically to the July 2013 period. As of March 31, 2015, the Company had $54.1 million of Mexico VAT related assets within other assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At March 31, 2015, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.6 million, translated at the March 31, 2015 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. This audit is ongoing. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. As of March 31, 2015, the Company had $14.1 million of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet. At March 31, 2015, the Company has not recognized any losses related to these ICMS-ST related assets as the Company does not believe a loss is probable.

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

        Bostick, et al., v. Herbalife Int’l of Am., Inc., et al. On April 8, 2013, Herbalife Ltd. and certain of its subsidiaries were named as defendants in a suit filed in the U.S. District Court for the Central District of California, challenging Herbalife’s marketing practices and business structure under California laws prohibiting “endless chain schemes,” unfair and deceptive business practices, and false advertising, as well as federal RICO statutes. On July 7, 2014, the complaint was amended to add additional plaintiffs. The plaintiffs seek damages in an unspecified amount. The federal RICO claim was dismissed. While the Company continues to believe the suit is without merit, and without in any way admitting liability or wrongdoing, the Company and the plaintiffs reached a settlement. Under the terms of the settlement, the Company would (i) pay $15 million into a fund to be distributed to qualified claimants and (ii) accept up to a maximum amount of $2.5 million in product returns from qualified claimants. The court granted preliminary approval of the settlement on December 2, 2014 and conditionally certified a class. The final approval hearing is set for May 11, 2015. As of March 31, 2015, these amounts were adequately reserved for in the Company’s financial statements. The Company has transferred $15 million to an escrow account which was included in prepaid expenses and other current assets within its consolidated balance sheet as of March 31, 2015.

In re Herbalife, Ltd. Securities Litigation (formerly captioned Awad v. Herbalife Ltd., et al.). On April 14, 2014, Herbalife Ltd. and certain of its officers were named as defendants in a purported stockholder class action, filed in the U.S. District Court for the Central District of California and asserting claims under the Securities Exchange Act of 1934. The complaint alleged that the Company and certain officers made material misstatements concerning the Company’s finances and business practices, and contended that the Company is operating a pyramid scheme. The initial complaint sought to represent a class of investors that had purchased shares of the Company’s common stock between May 4, 2010 and April 11, 2014. On July 30, 2014, the Court approved the appointment of different shareholders as lead plaintiffs and approved their selection of counsel. On September 18, 2014, these lead plaintiffs filed an Amended Class Action Complaint for Violation of the Federal Securities Laws against the Company, and certain of its officers. The Amended Complaint brings claims for unspecified damages under the Securities Exchange Act of 1934, as amended, alleges that the defendants made material misstatements that “fundamentally misrepresented the nature, scope and legality of the Company’s business and operations to consumers and investors alike,” and further alleges that the Company is one of “the most sophisticated pyramid schemes in history.” The lead plaintiffs seek to represent a class of all persons or entities that purchased shares of the Company’s common stock between February 23, 2011 and July 29, 2014. On March 16, 2015, the Court granted Defendants’ motion to dismiss all claims in the Amended Complaint with leave to file an amended complaint and dismissed one of the shareholders as lead plaintiff. If a plaintiff elects to file an amended complaint again, it must do so by May 8, 2015. The Company intends to vigorously defend this purported class action suit. The Company has not recognized a loss as it does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss.

U.S. Federal Trade Commission Civil Investigative Demand. As previously disclosed, the Company received from the U.S. Federal Trade Commission, or the FTC, a Civil Investigative Demand, or a CID, relating to the FTC’s confidential investigation of whether the Company has complied with federal law in the advertising, marketing, or sale of business opportunities. Pursuant to the CID, as supplemented, the FTC has requested from the Company documents and other information for the time period commencing January 1, 2009 to the present. The Company is cooperating with the investigation and cannot predict the eventual scope, duration or outcome of the investigation at this time.

Since late 2012, a short seller has made and continues to make allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and is vigorously defending itself against such claims, including proactively reaching out to governmental authorities about what the Company believes is manipulative activity with respect to its securities. Because of these allegations, the Company and others have received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the Federal Trade Commission, Securities and Exchange Commission and other governmental authorities. The Department of Justice recently sought information from the Company, certain of its Members and others regarding allegations being made about the business practices of the Company and its Members. In the future, these and other governmental authorities may determine to seek information from the Company and other persons relating to these same or other allegations. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

As of March 31, 2015, the Company sold products in 91 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Net Sales:
Primary Reporting Segment
United States(4)	$221.9	$242.3
Mexico	123.6	142.7
South Korea	71.8	99.0
Others	523.9	642.8

Total Primary Reporting Segment	941.2	1,126.8
China	164.2	135.8

Total Net Sales	$1,105.4	$1,262.6

Contribution Margin(1)(2):
Primary Reporting Segment
United States(4)	$92.2	$103.9
Mexico	58.7	61.4
South Korea	41.6	55.4
Others	226.5	284.5

Total Primary Reporting Segment	419.0	505.2
China	148.0	124.4

Total Contribution Margin	$567.0	$629.6

Selling, general and administrative expenses(2)	431.4	502.1
Interest expense, net	21.5	14.9
Other expense, net	2.3	3.2

Income before income taxes	111.8	109.4
Income taxes	33.6	34.8

Net Income	$78.2	$74.6

Net sales by product line:
Weight Management	$703.9	$807.6
Targeted Nutrition	251.9	284.0
Energy, Sports and Fitness	60.1	66.7
Outer Nutrition	35.4	39.7
Literature, promotional and other(3)	54.1	64.6

Total Net Sales	$1,105.4	$1,262.6

Net sales by geographic region:
North America	$226.7	$247.8
Mexico	123.6	142.7
South and Central America	161.7	244.7
EMEA	186.4	211.2
Asia Pacific	242.8	280.4
China	164.2	135.8

Total Net Sales	$1,105.4	$1,262.6

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.
(2)	Service fees to China independent service providers totaling $78.7 million and $61.6 million for the three months ended March 31, 2015 and 2014, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.
(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

(4)	Net sales and contribution margin for 2014 within the Primary Reporting Segment information have been revised to correct a misclassification. As a result, United States net sales and contribution margin have been increased by $8.3 million and $3.3 million, respectively, while Others net sales and contribution margin have been decreased by the same amounts.

As of March 31, 2015 and December 31, 2014, total assets for the Company’s Primary Reporting Segment were $2,038.8 million and $2,066.2 million, respectively. Total assets for the China segment were $350.1 million and $308.7 million as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $93.1 million and $98.8 million, respectively. As of March 31, 2015 and December 31, 2014, goodwill allocated to the China segment was $3.4 million for both periods.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2014 10-K. During the three months ended March 31, 2015, the Company granted stock awards subject to service conditions, and service and performance conditions, consisting of stock appreciation rights, or SARs, each with vesting terms fully described in the 2014 10-K.

In March 2015, the Company also granted SARs with service and market conditions to certain employees. These SARs vest on the third anniversary of grant subject to the employees’ continued employment through that date and the achievement of certain conditions related to the market value of the Company’s common shares. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model.

For the three months ended March 31, 2015 and 2014, share-based compensation expense amounted to $11.1 million and $11.0 million, respectively. As of March 31, 2015, the total unrecognized compensation cost related to all non-vested stock awards was $80.2 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2015:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2014 (3)	11,169	$37.46	5.4 years	$110.6
Granted(5)	3,181	$30.46
Exercised	(1,775)	$21.90
Forfeited	(30)	$55.50

Outstanding at March 31, 2015(2) (3)	12,545	$37.84	6.8 years	$141.2

Exercisable at March 31, 2015 (4)	5,802	$28.94	4.7 years	$101.7

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 0.1 million market condition SARs.
(3)	Includes 1.0 million and 2.2 million performance condition SARs as of December 31, 2014 and March 31, 2015, respectively.
(4)	Includes 0.1 million performance condition SARs.
(5)	Includes 0.1 million market condition and 1.2 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2015 and 2014 was $12.18 and $28.68, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2015 and 2014 was $17.6 million and $14.8 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2014	33	$63.67
Granted	—	—
Vested	(1)	$59.98
Forfeited	(2)	$59.98

Outstanding and nonvested at March 31, 2015	30	$63.97

The total vesting date fair value of stock units which vested during the three months ended March 31, 2015 was less than $0.1 million. The total vesting date fair value of stock units which vested during the three months ended March 31, 2014 was $8.2 million.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ deficit only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of March 31, 2015 and December 31, 2014, the Company had $24.2 million and $23.6 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $33.6 million for the three months ended March 31, 2015, as compared to $34.8 million for the same period in 2014. The effective income tax rate was 30.1% for the three months ended March 31, 2015, as compared to 31.8% for the same period in 2014. The decrease in the effective tax rate for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to a decrease in net expenses from discrete events, partially offset by the impact of changes in the geographic mix of the Company’s income.

As of March 31, 2015, the total amount of unrecognized tax benefits, including related interest and penalties was $50.6 million. If the total amount of unrecognized tax benefits was recognized, $40.5 million of unrecognized tax benefits, $6.1 million of interest and $1.3 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.8 million within the next twelve months. Of this possible decrease, $6.2 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $4.6 million would be due to the expiration of statute of limitations in various jurisdictions.

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

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ deficit, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.

As of March 31, 2015 and December 31, 2014, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $201.6 million and $225.3 million, respectively. At March 31, 2015, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of March 31, 2015, the Company recorded assets at fair value of $18.2 million and liabilities at fair value of $6.1 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2014, the Company recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2015 and 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within three and two months as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, the Company had aggregate notional amounts of approximately $419.1 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2015 and 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended
	March 31, 2015	March 31, 2014
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$7.2	$(0.2)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2015 and 2014:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31, 2015	March 31, 2014
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges (1)	Selling, general and administrative expenses	$(0.1)	$(1.6)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(6.0)	$(2.9)

(1)	For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2015 and 2014:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended
		March 31, 2015	March 31, 2014
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$1.4	$0.3

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of March 31, 2015, and December 31, 2014.

10. Shareholders’ Deficit

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The Credit Facility permits payments of dividends as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 14, Subsequent Events, for further information on the amendment to the Credit Facility.

On April 28, 2014, the Company announced that its board of directors approved terminating the Company’s quarterly cash dividend and instead utilizing the cash to repurchase additional common shares as discussed below. There were no dividends declared and paid during the three months ended March 31, 2015. The aggregate amount of dividends declared and paid during the three months ended March 31, 2014 was $30.4 million.

During the three months ended March 31, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its accumulated deficit. The Company did not receive any dividends during the three months ended March 31, 2015.

Share Repurchases

On July 30, 2012, the Company announced that its board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, the Company announced that its board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This share repurchase program allows the Company to repurchase its common shares, at such times and prices as determined by the Company’s management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 14, Subsequent Events, for further information on the amendment to the Credit Facility.

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ deficit within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ deficit. Also, upon executing the Forward Transactions, the Company recorded $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet, reflecting the fair value of the Forward Transactions. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the three months ended March 31, 2015 and 2014, the Company recognized $1.6 million and $1.0 million, respectively, of non-cash interest expense within its condensed consolidated statement of income relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2015, the Company did not repurchase any of its common shares through open market purchases. As of March 31, 2015, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to shareholders’ deficit. The Company allocated the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in-capital.

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

Capped Call Transactions

In connection with the issuance of Convertible Notes, the Company paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ deficit on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component Three Months Ended March 31,
	2015				2014
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(96.4)	$18.0	$0.2	$(78.2)	$(25.6)	$5.7	$0.1	$(19.8)

Other comprehensive income (loss) before reclassifications, net of tax	(54.9)	6.5	(1.8)	(50.2)	(2.2)	(0.1)	(2.1)	(4.4)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(1.3)	1.5	0.2	—	(0.3)	2.0	1.7

Total other comprehensive income (loss), net of reclassifications	(54.9)	5.2	(0.3)	(50.0)	(2.2)	(0.4)	(0.1)	(2.7)

Ending balance	$(151.3)	$23.2	$(0.1)	$(128.2)	$(27.8)	$5.3	—	$(22.5)

(1)	See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2015 and 2014.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $1.9 million, tax expense of $0.7 million, and tax benefits of $1.0 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended March 31, 2015. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax benefits of $0.1 million and tax expense of $0.8 million for unrealized gain (loss) on derivatives and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended March 31, 2015.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended March 31,
	2015	2014
	(in millions)
Weighted average shares used in basic computations	82.3	95.4
Dilutive effect of exercise of equity grants outstanding	2.3	5.4

Weighted average shares used in diluted computations	84.6	100.8

There were an aggregate of 8.7 million and 2.0 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three months ended March 31, 2015 and 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2015 and 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at March 31, 2015 and December 31, 2014:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at March 31, 2015	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2014
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$18.2	$12.3
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.5	$2.2

		$20.7	$14.5

LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$6.1	$1.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.6	$3.8

		$8.7	$5.4

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2014 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at March 31, 2015 and December 31, 2014:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
March 31, 2015
Foreign exchange currency contracts	$20.7	$(7.8)	$12.9

Total	$20.7	$(7.8)	$12.9

December 31, 2014
Foreign exchange currency contracts	$14.5	$(5.4)	$9.1

Total	$14.5	$(5.4)	$9.1

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
March 31, 2015
Foreign exchange currency contracts	$8.7	$(7.8)	$0.9

Total	$8.7	$(7.8)	$0.9

December 31, 2014
Foreign exchange currency contracts	$5.4	$(5.4)	$—

Total	$5.4	$(5.4)	$—

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2015, and December 31, 2014, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general & administrative expenses within its condensed consolidated statement of income. For both the three months ended March 31, 2015 and 2014, the Company recorded approximately $4.3 million of professional fees and other expenses related to this matter.

14. Subsequent Events

On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility to March 9, 2017. The Term Loan will still mature on March 9, 2016. Pursuant to this amendment and upon execution, the Company was required to make prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and will be further reduced by approximately $39.1 million on September 30, 2015, bringing the total expected available borrowing capacity on its revolving credit facility to $425.0 million as of September 30, 2015. Until March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility, as amended, will effectively remain unchanged except that the minimum applicable margin will be increased by 0.50%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility, as amended, will increase by 2.00% such that borrowings under the Credit Facility will bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%. The Credit Facility, as amended, also restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company incurred approximately $7 million of debt issuance costs in connection with the amendment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of March 31, 2015, we sold our products to and through a network of 4.1 million independent members, or Members, which included approximately 0.3 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. Other than in China, we are in the process of making the terminology change from “distributors” to “Members,” since most of them are discount customers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 35-year operating history. As of March 31, 2015, we sold our products in 91 countries.

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

	Three Months Ended March 31,
	2015	2014	% Change
	(Volume points in millions)
North America	297.8	336.5	(11.5)%
Mexico	203.4	220.2	(7.6)%
South & Central America	210.5	227.7	(7.6)%
EMEA	228.4	202.2	13.0%
Asia Pacific (excluding China)	265.9	302.1	(12.0)%
China	113.7	91.1	24.8%

Worldwide	1,319.7	1,379.8	(4.4)%

We believe the decrease in worldwide Volume Points for the three months ended March 31, 2015 of 4.4% versus the prior year period, including declines in Volume Points for the first quarter for North America, Mexico and South & Central America after increases in the comparable quarters of the prior several years, primarily reflects our Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. Certain of the revisions and their impact on our results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies discussed in greater detail in Item 1 — Business of our Annual Report on Form 10-K for the year ended December 31, 2014, or the 2014 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention, despite the decrease in Volume Points in the first quarter of 2015.

Average Active Sales Leaders by Geographic Region

With the continued expansion of daily consumption DMOs in our different markets and our objective to improve Member retention, we believe the Average Active Sales Leader is a useful metric. It represents the monthly average number of sales leaders that place an order, including orders of non-sales leader Members in their downline sales organization, during a given period. We rely on this metric as an indication of the engagement level of sales leaders, who are integral to our success, and therefore as an indication of the success of our strategies and execution. Changes in the Average Active Sales Leader metric may be indicative of potential for changes in annual retention levels and future sales growth.

	Three Months Ended March 31,
	2015	2014	% Change
North America	77,480	74,241	4.4%
Mexico	65,340	63,568	2.8%
South & Central America	62,971	61,862	1.8%
EMEA	69,256	54,113	28.0%
Asia Pacific (excluding China)	74,767	71,627	4.4%
China	20,277	16,648	21.8%
Worldwide(1)	357,465	329,902	8.4%

(1)	Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

We believe the increase in worldwide Average Active Sales Leaders of 8.4% for the three months ended March 31, 2015 is attributable to the Company’s success in making the Herbalife business opportunity more appealing and in facilitating Sales Leader success by providing quality products; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training of Members on our products and methods; and continued promotion and branding of Herbalife products. We believe the decrease in the rate of increase for the North America, Mexico and South and Central America regions as compared to the comparable quarters in recent years was driven by the same factors that lead to the decrease in Volume Points in those regions that are discussed above. Given the long term and qualitative nature of our strategies, the magnitude of the impact of each such strategy on Sales Leaders’ engagement cannot be quantified and may vary over time and by market.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). For the latest twelve month re-qualification period ending January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. We did not require our Venezuelan sales leaders to re-qualify temporarily for the period ended January 2014, and therefore excluded them from the retention calculation for that year, due to product supply limitation resulting from currency restrictions; the Venezuela re-qualification requirement did however resume for the period ended January 2015 once the market had time to adjust to supply levels. We did not require our Argentinean sales leaders to re-qualify temporarily for the period ended January 2015 due to product supply challenges resulting from importation restrictions, and therefore excluded them from the retention calculation for the year. If Venezuela and Argentina were included on a normalized basis, the 2015 retention rate would have been 53.4%.

Sales Leaders Statistics (Excluding China)	2015	2014
	(In thousands)
January 1 total sales leaders	650.1	625.8
January & February new sales leaders	31.6	33.0
Demoted sales leaders (did not re-qualify)(1)	(205.2)	(201.2)
Other sales leaders (resigned, etc)	(6.8)	(1.5)

End of February total sales leaders	469.7	456.1

The statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2015	2014
	(In thousands)
Sales leaders needed to re-qualify	426.5	417.7
Demoted sales leaders (did not re-qualify)(1)	(195.2)	(201.2)

Total re-qualified	231.3	216.5

Retention rate	54.2%	51.8%

(1)	To provide comparative information, Venezuela sales leaders are excluded from the sales leader retention calculation for 2015.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales Leaders Retention Rate
	2015	2014	2015	2014
North America	88,866	86,129	58.4%	55.1%
Mexico	83,137	78,818	56.7%	54.2%
South & Central America	88,392	102,152	52.0%	54.9%
EMEA	82,025	62,723	68.4%	67.7%
Asia Pacific (excluding China)	127,252	126,229	43.9%	39.9%

Total Sales Leaders	469,672	456,051	54.2%	51.8%
China	32,222	30,037

Worldwide Total Sales Leaders	501,894	486,088

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

Retention Rate for 2015 increased from what we consider to be a high level at which it had previously remained relatively consistent. We believe this increase is the result of efforts we have made to improve the sustainability of sales leaders’ businesses.

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

Total distributor allowances for the three months ended March 31, 2015 and 2014 were 41.1% and 42.4% of Retail Sales, respectively. Distributor Allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for Distributor Allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

During the three months ended March 31, 2015 and 2014, total Royalty overrides were 29.2% and 30.2% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

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

Most of our sales to Members outside the United States are made in the respective local currencies. In preparing our financial statements, we translate revenues into U.S. dollars using average exchange rates. Additionally, the majority of our purchases from our suppliers generally are made in U.S. dollars. Consequently, a strengthening of the U.S. dollar versus a foreign currency can have a negative impact on our reported sales and contribution margins and can generate foreign currency gains or losses on intercompany transactions. Foreign currency exchange rates can fluctuate significantly. From time to time, we enter into foreign currency derivatives to partially mitigate our foreign currency exchange risk as discussed in further detail in Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

Summary Financial Results

Net sales for the three months ended March 31, 2015 decreased 12.5% to $1,105.4 million as compared to $1,262.6 million for the same period in 2014. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales for the three months ended March 31, 2015 increased 3.9% as compared to the same period in 2014; excluding the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales in local currency for the three months ended March 31, 2015 were essentially flat as compared to the same period in 2014. The decrease in net sales of 12.5% period-over-period was primarily the result of the effect of the strong U.S. Dollar and the resulting fluctuation in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 16.3% and 4.4%, respectively. These reductions were partially offset by the impact of price increases during the last nine months of 2014 and the first quarter of 2015 and a favorable change in country sales mix resulting from a greater percentage of our sales volume coming from markets with higher prices, which contributed approximately 4.8% and 2.0% to net sales growth, respectively.

Net income for the three months ended March 31, 2015 increased 4.8% to $78.2 million, or $0.92 per diluted share, compared to $74.6 million, or $0.74 per diluted share, for the same period in 2014. The increase for the three months ended March 31, 2015 was primarily due to the lower selling, general and administrative expenses, including lower foreign exchange losses related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below, partially offset by higher service fees to China service providers due to sales growth in China, higher interest expense, and lower contribution margin.

Net income for the three months ended March 31, 2015 included a $36.3 million pre-tax unfavorable impact ($25.2 million post-tax), comprised of a $32.6 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities, $1.4 million of inventory write downs, and a $2.3 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); $12.8 million foreign exchange gain ($10.1 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $4.3 million pre-tax unfavorable impact ($2.9 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $3.4 million pre-tax unfavorable impact ($2.1 million post-tax) from expenses related to the Federal Trade Commission’s, or the FTC’s, Civil Investigative Demand, or CID; a $10.5 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion), and a $0.1 million pre-tax unfavorable impact ($0.1 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2015 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2014 included an $89.3 million pre-tax unfavorable impact ($66.6 million post-tax), comprised of an $86.1 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I rate of 10.7 Bolivars per U.S. dollar and a $3.2 million impairment loss on Venezuela bonds; a $4.3 million pre-tax unfavorable impact ($3.3 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012; a $0.9 million pre-tax unfavorable impact ($0.7 million post-tax) from expenses related to the FTC’s CID; and $5.8 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2015	March 31, 2014
Operations:
Net sales	100.0%	100.0%
Cost of sales	19.5	19.9

Gross profit	80.5	80.1
Royalty overrides(1)	29.2	30.2
Selling, general and administrative expenses(1)	39.0	39.8

Operating income	12.3	10.1
Interest expense, net	2.0	1.2
Other expense, net	0.2	0.2

Income before income taxes	10.1	8.7
Income taxes	3.0	2.8

Net income	7.1%	5.9%

(1)	Service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $941.2 million for the three months ended March 31, 2015, representing a decrease of $185.6 million, or 16.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales for the three months ended March 31, 2015 increased 1.5% as compared to the same period in 2014 for the Primary Reporting Segment; excluding the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales in local currency for the three months ended March 31, 2015 decreased 3.1% as compared to the same period in 2014 for the Primary Reporting Segment. The 16.5% period-over-period decrease in net sales for the Primary Reporting Segment was primarily the result of the effect of the strong U.S. Dollar and the resulting impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 18.0% and 6.4%, respectively. These reductions to net sales were partially offset by price increases during the last nine months of 2014 and first quarter of 2015 which contributed approximately 5.6% to net sales.

China reported net sales of $164.2 million for the three months ended March 31, 2015, representing an increase of $28.4 million, or 20.9%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency net sales for three months ended March 31, 2015 increased 23.4% as compared to the same period in 2014 for China. The 20.9% increase in China net sales was driven primarily by an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 24.8% period-over-period, but was partially offset by the impact of fluctuations in the foreign currency exchange rate, which decreased net sales by 2.6%.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides.

The Primary Reporting Segment reported contribution margin of $419.0 million or 44.5% of net sales for the three months ended March 31, 2015, representing a decrease of $86.2 million, or 17.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. The 17.1% decrease was primarily the result of fluctuations in the foreign currency rates and declines in volume, as measured by a decrease in Volume Points, which reduced contribution margin by approximately 23.4% and 6.4%, respectively, partially offset by the favorable impact of price increases and change in country mix, which increased contribution margin by approximately 8.2% and 1.6%, respectively.

China reported a contribution margin of $148.0 million for the three months ended March 31, 2015, representing an increase of $23.6 million, or 19.0%, for the three months ended March 31, 2015, as compared to the same period in 2014. The 19.0% increase was primarily the result of a volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 24.8%, but was partially offset by a 2.2% unfavorable impact related to fluctuations in the foreign currency rate.

Sales by Geographic Region

The following chart reconciles retail sales to net sales by geographic region:

	Three Months Ended March 31,
	2015					2014
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$372.4	$(167.1)	$205.3	$21.4	$226.7	$411.8	$(187.3)	$224.5	$23.3	$247.8	(8.5)%
Mexico	212.1	(96.0)	116.1	7.5	123.6	245.7	(111.8)	133.9	8.8	142.7	(13.4)%
South & Central America	266.2	(123.6)	142.6	19.1	161.7	385.8	(177.1)	208.7	36.0	244.7	(33.9)%
EMEA	320.2	(145.2)	175.0	11.4	186.4	363.5	(164.5)	199.0	12.2	211.2	(11.7)%
Asia Pacific	390.6	(164.7)	225.9	16.9	242.8	446.1	(191.6)	254.5	25.9	280.4	(13.4)%
China	183.8	(20.4)	163.4	0.8	164.2	155.6	(20.1)	135.5	0.3	135.8	20.9%

Worldwide	$1,745.3	$(717.0)	$1,028.3	$77.1	$1,105.4	$2,008.5	$(852.4)	$1,156.1	$106.5	$1,262.6	(12.5)%

(1)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

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

DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members and country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is daily consumption. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of our business and causes of sales fluctuations during the three months ended March 31, 2015 as compared to the same period in 2014, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites any significant price changes. The remaining drivers, which Management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

North America

The North America region reported net sales of $226.7 million for the three months ended March 31, 2015. Net sales decreased $21.1 million, or 8.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 8.3% for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in net sales in the region for the three months ended March 31, 2015, as compared to the same period in 2014, was a result of net sales decrease in the U.S. of $20.4 million, or 8.4%. Product prices in the US were increased 3% in March 2014.

We believe the net sales decline for the quarter, after increases in net sales for the comparable periods in recent years, is a result of Members adapting to certain revisions to our operations and marketing plan designed to improve the training and retention of sales leaders. While most Members are not sales leaders, those wishing to become sales leaders have three qualification methods to do so. Prior to 2009, there was only the one-month sales leader qualification method or the two-month sales leader qualification method. However, in 2009 we revised our marketing plan to enable Members to also qualify for sales leader status over a 12-month period. Since implementation in 2009, sales leaders who utilized the 12-month sales leader qualification method have performed better in terms of activity and retention rates. To further promote the 12-month sales leader qualification method, in the third quarter of 2014 we announced the implementation, effective February 2015, of a first-order limit for new Members and in November 2014, we reduced the number of Volume Points required to be accumulated over the 12-month period from 5,000 to 4,000. See Item 1, “Business — Our Strategies — Improve the Sustainability of Members’ Businesses” in the 2014 10-K for additional information. We believe that the changes, while good for our business in the long-term, take time and create distraction which has slowed our sales in North America while the market adapts to the changes. Additionally, the changes also lead to a temporary slowdown in sales because some sales that previously would have taken place over a shorter 1-2 month period are deferred up to 12 months or longer as a Member works towards possible sales leader qualification.

We also believe our new certification of understanding requirements, a key training point for new Members, implemented in North America in 2014, has negatively impacted net sales in the short term as Members adapt to the new requirement. Under this requirement, all new Members must certify they have been trained and understand our standards or their buying privileges are suspended.

Mexico

The Mexico region reported net sales of $123.6 million for the three months ended March 31, 2015. Net sales for the three months ended March 31, 2015 decreased $19.1 million, or 13.4%, as compared to the same period in 2014. In local currency, net sales for the three months ended March 31, 2015 decreased 2.1%, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $16.1 million on net sales for the three months ended March 31, 2015. Mexico had price increases accumulating to approximately 4% subsequent to the first quarter of 2014, inclusive of price increases to partially recover new excise taxes imposed on certain products.

Mexico net sales have decreased, after increases for the comparable quarters in recent years, primarily as a result of Members adjusting to certain revisions to our operations and marketing plan designed to improve the training and retention of sales leaders, such as a shift in emphasis to the longer-term qualification method described above for the North America region, which was also implemented in Mexico in 2009, and which we believe has had a similar effect on the long-term net sales trend in Mexico. We have also implemented rules that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). With our investment in product access points in Mexico over the past few years, field sales are no longer necessary for geographic reach within the country. Therefore, in the third quarter of 2014 we announced that, effective February 2015, field sales would no longer count towards Sales Leader qualification. Field sales were particularly common in Mexico and this change has had a significant and adverse impact on sales in Mexico as Members revise their operations and purchasing habits accordingly.

South and Central America

The South and Central America region reported net sales of $161.7 million for the three months ended March 31, 2015. Net sales decreased $83.0 million, or 33.9%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, including the re-measurement impact of Venezuela’s Bolivar denominated net sales, net sales increased 15.8% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $121.4 million on net sales for the three months ended March 31, 2015. The decrease in net sales for the three months ended March 31, 2015, as compared to the same period in 2014, was driven by the adverse impact of foreign currency fluctuations, primarily for the Venezuelan Bolivar, partially offset by the impact of volume and price increases in the Venezuela market.

Although the region has continued to see the adoption and expansion of daily consumption DMOs, we believe the decline in net sales for the quarter ended March 31, 2015 as compared to growth in the comparable quarters in recent years was a result of Members adjusting to certain revisions to our operations and marketing plan designed to improve the training and retention of sales leaders, such as the shift in focus to our longer-term sales leader qualification method described above for the North America region, which was also implemented in the South and Central American region in 2009, and which we believe has had a similar effect on the long-term net sales trend in the region.

In Brazil, the region’s largest market, net sales decreased $24.9 million, or 23.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 7.8% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $16.8 million on net sales in Brazil for the three months ended March 31, 2015. Brazil had a 5% price increase in March 2014 and a 6% increase in March 2015. Brazil’s net sales declined for the quarter as Sales Leaders continue to adapt to Marketing Plan changes to encourage Members to take advantage of the longer-term Sales Leader qualification methods.

Net sales in Venezuela decreased $47.3 million, or 87.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. Significant Bolivar-to-dollar exchange rate deterioration was partially offset by the impact of price increases in the market. Sales volume was slightly higher. In July 2014, Herbalife Venezuela increased its prices on certain products in response to an announcement by the Venezuelan government with respect to the calculation of Bolivar-denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. These price increases, other subsequent price increases on certain products over the remainder of 2014, and a further 100% price increase in March 2015 were implemented to better align product prices with the economic conditions of the market. During the second and third quarters of 2014, we remeasured our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. During the fourth quarter of 2014, we remeasured our net sales in Venezuela using the SICAD II rate. During February 2015, we began remeasuring our net sales in Venezuela using the SIMADI rate. We continue to monitor and assess our product pricing in Venezuela. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela and our evaluation of several options to reduce our economic exposure to this market.

EMEA

The EMEA region reported net sales of $186.4 million for the three months ended March 31, 2015. Net sales decreased $24.8 million, or 11.7%, for the three months ended March 31, 2015, as compared to the same period in 2014. The decrease in net sales for the three months ended March 31, 2015, after increases for the comparable quarter in recent years, was greatest in Russia and the UK, but was widespread across countries in the region primarily due to the adverse impact of foreign currency fluctuations. The fluctuation of foreign currency rates had an unfavorable impact of $54.3 million on net sales for the three months ended March 31, 2015. In local currency, net sales increased 13.9% for the three months ended March 31, 2015, as compared to the same period in 2014. Constant currency growth was led by Russia and Italy.

Net sales in Russia decreased $8.2 million, or 24.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 35.1% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $20.2 million on net sales in Russia for the three months ended March 31, 2015. Product prices in Russia were increased 14% in March 2015 and 7% in June 2014. Russia’s Members have been early adopters of many of the concepts captured in our recent Marketing Plan changes, including the more gradual promotion of certain new Members to Sales Leader through the longer-term qualification methods, which we believe improves sustainability of Sales Leaders’ businesses. Russia’s Sales Leader retention rate for 2014 was higher than the Company average. Investments in increased product access have been key to supporting continued growth.

Net sales in Italy decreased $2.1 million, or 6.3%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 13.9% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $6.7 million on net sales in Italy for the three months ended March 31, 2015. We believe Italy’s adoption of longer-term Sales Leader qualification methods will improve sustainability of new Sales Leaders’ businesses and provide long-term benefits as it allows new Members to get experience, improved training and additional education about Herbalife products, daily consumption based DMOs and the business opportunity prior to becoming a sales leader. This adoption has been augmented with the use of a regular organized training approach.

Net sales in Spain decreased $1.5 million, or 7.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales in Spain increased 13.1% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $4.2 million on net sales in Spain for the three months ended March 31, 2015. We have continued to increase the number of Member access points in Spain.

Net sales in the United Kingdom decreased $5.3 million, or 28.1%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales in the United Kingdom decreased 21.4% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $1.2 million on net sales in the United Kingdom for the three months ended March 31, 2015. The United Kingdom had a price increase of 3% in June 2014. Following several years of significant growth the United Kingdom market has seen a decline. The impact of Marketing Plan changes and new DMOs recently implemented will take time for Members to learn and apply. Management believes these changes will lead to more sustainable growth in the future.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $242.8 million for the three months ended March 31, 2015. Net sales decreased $37.6 million, or 13.4%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 9.7% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $10.3 million on net sales for the three months ended March 31, 2015. The decrease in net sales for the three months ended March 31, 2015 was driven primarily by a decline in South Korea. We believe sales declines in South Korea and several other countries, which drove the decline in the region, were the result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as the shift in focus to our longer-term sales leader qualification method described above for the North America region, which was also implemented in the Asia Pacific region in 2009, and which we believe has had a similar effect on the long-term net sales trend in the region.

Net sales in South Korea decreased $27.2 million, or 27.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 25.3% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $2.1 million on net sales for the three months ended March 31, 2015. South Korea has been negatively impacted by a shift in emphasis toward the longer-term Sales Leader qualification method, as well as other South Korea-specific Marketing Plan enhancements, while the market adapts to these changes.

Net sales in India increased $2.3 million, or 5.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 6.6% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $0.3 million on net sales for the three months ended March 31, 2015. We have increased product access within the India market and supported the adoption of daily consumption DMOs, especially the Nutrition Club. Early implementation of first order limitations and the shift of focus to towards longer-term Sales Leader qualification methods had a positive effect on Sales Leader ordering and retention.

Net sales in Taiwan decreased $0.8 million, or 2.5%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 1.5% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $1.3 million on net sales for the three months ended March 31, 2015. Taiwan had a 2.5% price increase in July 2014. Taiwan volumes have been negatively impacted as the market adapts to a shift in emphasis towards longer-term Sales Leader qualification methods.

Net sales in Indonesia decreased $7.1 million, or 23.6%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 17.4% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $1.9 million on net sales for the three months ended March 31, 2015. Indonesia has been negatively impacted as the market adapts to a shift towards longer-term Sales Leader qualification methods. Also, sales for certain products that have been removed from the marketplace to be reformulated declined approximately $1.4 million compared to the prior year period.

Net sales in Malaysia decreased $5.7 million, or 28.8%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 21.8% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $1.4 million on net sales for the three months ended March 31, 2015. Areas of insufficient training during a period of strong growth in Nutrition Home Clubs contributed to a decline in the number and productivity of clubs. We are working with Member leadership in Malaysia to address these training issues. The market has also been negatively impacted while the market adapts to Marketing Plan changes such as first order limitations.

China

Net sales in China were $164.2 million for the three months ended March 31, 2015. Net sales increased $28.4 million, or 20.9%, for the three months ended March 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 23.4% for the three months ended March 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $3.5 million on net sales for the three months ended March 31, 2015.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, aided by continued acceptance of a Customer Loyalty program which was launched during 2013. We have also implemented on-line ordering in China, and extended our product line with several new product introductions.

Sales by Product Category

	Three Months Ended March 31,
	2015					2014
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,134.7	$(481.0)	$653.7	$50.2	$703.9	$1,313.5	$(575.5)	$738.0	$69.6	$807.6	(12.8)%
Targeted Nutrition	406.1	(172.1)	234.0	17.9	251.9	461.8	(202.3)	259.5	24.5	284.0	(11.3)%
Energy, Sports and Fitness	96.8	(41.0)	55.8	4.3	60.1	108.5	(47.6)	60.9	5.8	66.7	(9.9)%
Outer Nutrition	57.1	(24.2)	32.9	2.5	35.4	64.6	(28.3)	36.3	3.4	39.7	(10.8)%
Literature, Promotional and Other(1)	50.6	1.3	51.9	2.2	54.1	60.1	1.3	61.4	3.2	64.6	(16.3)%

Total	$1,745.3	$(717.0)	$1,028.3	$77.1	$1,105.4	$2,008.5	$(852.4)	$1,156.1	$106.5	$1,262.6	(12.5)%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category
(2)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for all product categories decreased for the three months ended March 31, 2015 as compared to the same period in 2014. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $890.0 million for the three months ended March 31, 2015, as compared to $1,011.4 million for the same period in 2014 representing a decrease of $121.4 million or 12.0%. As a percentage of net sales, gross profit for the three months ended March 31, 2015 increased to 80.5% as compared to 80.1% for the same period in 2014. The 40 basis point net increase included the favorable impact of retail price increases of 107 basis points primarily related to the price increases in Venezuela, lower inventory write-downs of 23 basis points and country mix of 17 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 114 basis points primarily related to the currency devaluation in Venezuela. Generally, the gross profit as percentage of net sales may vary from period to period due to the impact from foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through sourcing optimization and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $323.0 million for the three months ended March 31, 2015, as compared to $381.8 million for the same period in 2014. Royalty overrides as a percentage of net sales was 29.2% for the three months ended March 31, 2015, as compared to 30.2% for the same period in 2014. The decrease of royalty overrides as a percentage of net sales was primarily due to the higher growth of our China business relative to that of our worldwide business. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, this royalty overrides percentage may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $431.4 million for the three months ended March 31, 2015, as compared to $502.1 million for the same period in 2014. Selling, general and administrative expenses as a percentage of net sales were 39.0% for the three months ended March 31, 2015, as compared to 39.8% for the same period in 2014.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2015 was primarily due to $70.2 million in lower net foreign exchange losses, which included $53.5 million in lower net foreign exchange losses during the first quarter of 2015 related to the remeasurement of our Bolivar-denominated monetary assets and liabilities at the SIMADI rate in the amount of $32.6 million, as compared to the $86.1 million net foreign exchange loss during the first quarter of 2014 related to the remasurement of our Bolivar-denominated monetary assets and liabilities at the SICAD I rate (See Liquidity and Capital Resources — Working Capital and Operating Activities, for further discussion of currency exchange rate issues in Venezuela) and also included $12.8 million in foreign exchange gain resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; $5.6 million in lower travel expenses due to cost control initiatives; $4.1 million in lower Member promotion and event costs; partially offset by $17.0 million in higher service fees to China independent service providers related to sales growth in China and $2.5 million in higher expenses related to the FTC’s CID.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended March 31, 2015 and 2014, we recorded approximately $4.3 million of expenses related to this matter for both periods, which includes approximately $3.9 million and $4.0 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
Net Interest Expense	March 31, 2015	March 31, 2014
	(In millions)
Interest expense	$23.4	$17.8
Interest income	(1.9)	(2.9)

Net interest expense	$21.5	$14.9

The increase in net interest expense for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to our issuance of $1.15 billion senior convertible notes in February 2014, including both cash and non-cash interest expense, discussed in Liquidity and Capital Resources below.

Other expense, net

Other expense, net was $2.3 million for the three months ended March 31, 2015, as compared to $3.2 million for the same period in 2014. Other expense, net as a percentage of net sales was 0.2% for both the three months ended March 31, 2015 and 2014. The decrease in the other expense, net, for the three ended March 31, 2015, as compared to the same period in 2014, was due to lower other than temporary impairment losses recognized during the three months ended March 31, 2015 as compared to the same period in 2014 related to our investments in Bolivar-denominated bonds.

Income Taxes

Income taxes were $33.6 million for the three months ended March 31, 2015, as compared to $34.8 million for the same period in 2014. The effective income tax rate was 30.1% for the three months ended March 31, 2015, as compared to 31.8% for the same period in 2014. The decrease in the effective tax rate for the three months ended March 31, 2015, as compared to the same period in 2014, was primarily due to a decrease in net expenses from discrete events, partially offset by the impact of changes in the geographic mix of our income.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $715.5 million cash and cash equivalents and our senior secured credit facility in addition to cash flow from operations, can be used to support general corporate purposes, including, capital expenditures, share repurchases, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2015 and December 31, 2014.

For the three months ended March 31, 2015, we generated $161.1 million of operating cash flow, as compared to $190.6 million for the same period in 2014. The decrease in our operating cash flow was the result of slightly higher net income offset by lower non-cash items, which included the foreign exchange losses, impairment losses and other asset write-downs related to Venezuela; partially offset by net favorable changes in operating assets and liabilities. The change in operating assets and liabilities was primarily the result of changes in prepaid expenses and other current assets which included lower prepayments resulting from financing an annual system support contract and lower prepaid non-income taxes; changes in accrued expenses and accrued compensation primarily related to lower employee bonus payments; partially offset by changes in royalty overrides primarily related to sales fluctuations.

Capital expenditures, including accrued capital expenditures, for the three months ended March 31, 2015 and 2014 were $15.4 million and $49.7 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, management information systems, initiatives to develop web-based Member tools, and the expansion of our warehouse and sales centers. We expect to incur total capital expenditures of approximately $120 million to $140 million for the full year of 2015.

In March 2015, Herbalife hosted its annual global Herbalife Summit event in Los Angeles, California, where President Team members from around the world met and shared best practices, conducted leadership training and Herbalife management awarded Members $72.4 million of Mark Hughes bonus payments related to their 2014 performance. In March 2014, Herbalife management awarded Members $71.6 million of Mark Hughes bonus payments related to their 2013 performance.

Senior Secured Credit Facility

We currently have a senior secured credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders which consists of a $700.0 million revolving credit facility and a $500.0 million term loan, or the Term Loan. The Credit Facility has a five year maturity and expires on March 9, 2016. We will make regular scheduled payments for the Term Loan consisting of both principal and interest components. The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. As of March 31, 2015 and December 31, 2014, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2015, we repaid a total amount of $25.0 million under the Credit Facility. Our cash and cash equivalents provided by our borrowings provide us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of March 31, 2015 and December 31, 2014, the U.S. dollar amount outstanding under the Credit Facility was $825.0 million and $850.0 million, respectively. Of the $825.0 million U.S. dollar amount outstanding under the Credit Facility as of March 31, 2015, $325.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2015 and December 31, 2014 under the Credit Facility. On March 31, 2015 and December 31, 2014, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.69% and 3.04%, respectively.

See Note 4, Long-Term Debt, and Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements for a further discussion on our Credit Facility.

Convertible Senior Notes

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes, or the Convertible Notes. The Convertible Notes are senior unsecured obligations which rank effectively subordinated to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The primary purpose of the issuance of the Convertible Notes was for share repurchase purposes. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for a further discussion on our Convertible Notes.

Off-Balance Sheet Arrangements

At March 31, 2015 and December 31, 2014, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

There were no dividends declared and paid during the three months ended March 31, 2015. The aggregate amount of dividends declared and paid during the three months ended March 31, 2014 was $30.4 million.

See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements for a further discussion of dividends.

Share Repurchases

Our board of directors has authorized a $1.5 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by us as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded.

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

During the three months ended March 31, 2015, we did not repurchase any of our common shares through open market purchases. As of March 31, 2015, the remaining authorized capacity under our share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements for a further discussion of share repurchases.

Capped Call Transactions

In connection with the issuance of Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. See Note 10, Shareholders’ Deficit, to the Condensed Consolidated Financial Statements for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of March 31, 2015 and December 31, 2014, we had positive working capital of $259.3 million and $518.6 million, respectively, or a decrease of $259.3 million. This decrease was primarily due to the increase in the current portion of long-term debt as $404.3 million of the Credit Facility primarily relating to the term loan will be paid by March 9, 2016; a decrease in inventory; partially offset by an increase in cash and cash equivalents and a decrease in royalty overrides.

We expect that cash and funds provided from operations, available borrowings under the Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter. In May 2015, the Company amended the Credit Facility as described further in Note 14, Subsequent Events.

The majority of our purchases from suppliers are generally made in U.S. dollars, while sales to our Members generally are made in local currencies. Consequently, strengthening of the U.S. dollar versus a foreign currency can have a negative impact on net sales and contribution margins and can generate transaction gains or losses on intercompany transactions. For discussion of our foreign exchange contracts and other hedging arrangements, see Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.

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

We plan to utilize the official rates to the extent allowable under Venezuelan government restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, these alternative legal exchange mechanisms or less favorable official exchange mechanisms could cause us to recognize additional foreign exchange losses if they are less favorable than the SIMADI rate. If unfavorable rates are used to remeasure Herbalife Venezuela’s financial statements in future periods and the extent to which we can increase local prices is restricted, this could negatively impact our future operating income and have an adverse impact on our Venezuelan business. Our ability to access the CENCOEX rate, SICAD rate, SIMADI rate, or any other future official exchange rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela. At March 31, 2015, the SIMADI rate was 192 Bolivars per U.S. dollar.

As described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, we adopted the SIMADI exchange rate during the first quarter of 2015 which was used to remeasure our Venezuelan subsidiary’s financial statements at March 31, 2015. We recognized $32.6 million in foreign exchange losses in selling, general & administrative expenses and $1.4 million of inventory write downs in cost of sales within our condensed consolidated statement of income for the three months ended March 31, 2015 related to the remeasurement of our Venezuelan subsidiary’s financial statements.

Consolidation of Herbalife Venezuela

We continue to operate in Venezuela and the increasing foreign currency constraints continue to create significant challenges for Herbalife Venezuela. In October 2014, Herbalife Venezuela executed a contract with a Venezuelan contract manufacturer to locally manufacture products to be sold to Herbalife Venezuela in Bolivars. We expect the local contract manufacturing to begin sometime in 2015. While the initial volume of local contract manufacturing is not expected to be significant, Herbalife Venezuela plans to expand its contract volume with the local manufacturer to include additional products in future periods. Other strategies we have implemented to limit our financial exposure from currency restrictions and devaluations in our Venezuela operation while we continue to support our Members and their consumers include operating hour limitations, order size limitations, limiting Member promotions and events to local Bolivar-denominated expenses, and limiting the importation of products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. Therefore, we continue to consolidate Herbalife Venezuela in our condensed consolidated financial statements.

Herbalife Venezuela’s net sales represented approximately 1% and 4% of our consolidated net sales for the three months ended March 31, 2015 and 2014, respectively, and its total assets represented approximately 1% and 2% of our consolidated total assets as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, the majority of Herbalife Venezuela’s total assets consisted of Bolivar-denominated cash and cash equivalents.

See the 2014 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of March 31, 2015.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2015, we sold products in 91 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for the three months ended March 31, 2015 and 2014.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $40.9 million and $41.6 million to present them at their lower of cost or market in our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of March 31, 2015 and December 31, 2014, we had goodwill of approximately $96.5 million and $102.2 million, respectively. As of both March 31, 2015 and December 31, 2014, we had marketing related intangible assets of approximately $310.0 million. The decrease in goodwill during the three months ended March 31, 2015 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2015 and 2014.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2015 and December 31, 2014, the aggregate notional amounts of these contracts outstanding were approximately $201.6 million and $225.3 million, respectively. At March 31, 2015, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2015, we recorded assets at fair value of $18.2 million and liabilities at fair value of $6.1 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2014, we recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three months ended March 31, 2015 and 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within three and two months as of March 31, 2015 and December 31, 2014, respectively.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At March 31, 2015
Buy Brazilian real sell U.S. dollar	2.67	$0.3	$(0.1)
Buy Chinese yuan sell Euro	7.72	7.0	1.1
Buy Chinese yuan sell U.S. dollar	6.38	82.3	0.6
Buy Euro sell Australian dollar	1.42	4.7	—
Buy Euro sell Chilean peso	681.04	0.5	—
Buy Euro sell Indonesian rupiah	14,255.00	1.5	—
Buy Euro sell Mexican peso	17.37	123.5	(6.6)
Buy Euro sell Philippine peso	49.05	0.8	—
Buy Euro sell Russian ruble	77.51	3.6	(0.8)
Buy Euro sell U.S. dollar	1.27	1.3	(0.2)
Buy British pound sell Euro	0.76	3.6	0.2
Buy Indonesian rupiah sell U.S. dollar	13,816.00	4.0	—
Buy Kazakhstani tenge sell U.S. dollar	221.50	1.1	—
Buy Malaysian ringgit sell U.S. dollar	3.74	2.4	—
Buy Norwegian krone sell U.S. dollar	7.92	1.3	—
Buy Russian ruble sell Euro	65.12	3.0	0.1
Buy Russian ruble sell U.S. dollar	59.57	1.1	—
Buy Swedish krona sell U.S. dollar	8.46	1.9	—

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
Buy U.S. dollar sell Brazilian real	3.11	22.0	1.8
Buy U.S. dollar sell Colombian peso	2,565.20	5.2	0.1
Buy U.S. dollar sell Euro	1.23	132.9	15.9
Buy U.S. dollar sell South Korean won	1,118.36	15.1	(0.1)

Total forward contracts		$419.1	$12.0

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2015 and December 31, 2014, the total amount of our foreign subsidiary cash was $287.2 million and $440.8 million, respectively, of which $8.2 million and $8.3 million, respectively, was invested in U.S. dollars. At March 31, 2015 and December 31, 2014, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $428.3 million and $204.6 million, respectively.

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

Interest Rate Risk

As of March 31, 2015, the aggregate annual maturities of the Credit Facility were expected to be $75.0 million for the remainder of 2015 and $750.0 million for 2016. On May 4, 2015, the Credit Facility was amended, as described in Note 14, Subsequent Events. Pursuant to the amended Credit Facility, the aggregate annual maturities are now expected to be $174.6 million for the remainder of 2015, $229.7 million for 2016, and $420.7 million for 2017. The fair value of the Credit Facility approximated its carrying value of $825.0 million as of March 31, 2015.The fair value of the Credit Facility approximated its carrying value of $850.0 million as of December 31, 2014. The Credit Facility bears a variable interest rate, and on March 31, 2015 and December 31, 2014, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 2.69% and 3.04%, respectively. As of March 31, 2015, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $866.2 million and the carrying value was $970.5 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $8.3 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We distribute our products exclusively to and through approximately 4.1 million independent Members, and we depend upon them directly for substantially all of our sales. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. To increase our revenue, we must increase the number of, or the productivity of, our Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Members. The loss of a significant number of Members for any reason could negatively impact sales of our products and could impair our ability to attract new Members. In our efforts to attract and retain Members, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing Members and attract new Members.

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

Since late 2012, a short seller has made and continues to make allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and is vigorously defending itself against such claims, including proactively reaching out to governmental authorities about what the Company believes is manipulative activity with respect to its securities. Because of these allegations, the Company and others have received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the Federal Trade Commission, Securities and Exchange Commission and other governmental authorities. The Department of Justice recently sought information from the Company, certain of its Members and others regarding allegations being made about the business practices of the Company and its Members. In the future, these and other governmental authorities may determine to seek information from the Company and other persons relating to these same or other allegations. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate. If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of impairment. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms or less favorable official exchange mechanisms which are significantly less favorable than the SIMADI rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If we are unsuccessful in implementing any financially and economically viable strategies including local manufacturing, we may be required to fundamentally change our business model, or suspend or cease operations in Venezuela. If any of these events were to occur, it could result in a significant negative impact on our consolidated earnings, cash and cash equivalents and present and future cash flows. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this quarterly report on Form 10Q, and Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on foreign currency restrictions and significant foreign exchange losses recognized in our consolidated financial statements relating to Venezuela.

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

In addition, this agreement with our Members provides that we will not make any material changes adverse to our Members to certain aspects of our marketing plan without the affirmative vote of a specified percentage of our Members leadership. For example, our agreement with our Members provides that we may increase, but not decrease, the discount percentages available to our Members for the purchase of products or the applicable royalty override percentages, and production and other bonus percentages available to our Members at various qualification levels within our Member hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our Members further provides that we may not vary the criteria for qualification for each Member tier within our Member hierarchy, unless we do so in such a way so as to make qualification easier.

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

The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and will likely require that we increase prices in certain jurisdictions and therefore could have a potential negative impact on our business and results of operations. We have reserved in the consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes, we may determine it is necessary to raise prices in certain jurisdictions accordingly and our revenue and earnings and our results of operations could be adversely affected.

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on contingencies relating to VAT and other related matters.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. For example, as described further in Note 5, Contingencies, in Brazil the Company received tax assessments from the authorities for withholding taxes, social contributions, and related items in connection with payments made to Members in prior periods. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) During the three months ended March 31, 2015, we did not repurchase any of our common shares through open market purchases. As of March 31, 2015, the remaining authorized capacity under our share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions. The Company’s share repurchase program will expire on June 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility to March 9, 2017. The Term Loan will still mature on March 9, 2016. Pursuant to this amendment and upon execution, the Company was required to make prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and will be further reduced by approximately $39.1 million on September 30, 2015, bringing the total expected available borrowing capacity on its revolving credit facility to $425.0 million as of September 30, 2015. Until March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility, as amended, will effectively remain unchanged except that the minimum applicable margin will be increased by 0.50%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility, as amended, will increase by 2.00% such that borrowings under the Credit Facility will bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%. The Credit Facility, as amended, also restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company incurred approximately $7 million of debt issuance costs in connection with the amendment.

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference
3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	*

4.1	Form of Share Certificate	(c	)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(m	)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to exhibit 4.2 hereto)	(m	)

Exhibit Number	Description	Reference
10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a	)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a	)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a	)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a	)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b	)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	*

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h	)

10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h	)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(h	)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(h	)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Mr. Michael O. Johnson	(j	)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis	(j	)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(j	)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(j	)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(k	)

10.17#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(k	)

10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(k	)

10.19#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(k	)

10.20#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(p	)

10.21#	Form of Independent Directors Stock Appreciation Right Award Agreement	*

10.22#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	*

10.23#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(d	)

10.24#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(f	)

10.25#	Amended and Restated Non-Management Directors Compensation Plan(e)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(e	)

10.27#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(g	)

Exhibit Number	Description	Reference
10.28#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by Desmond Walsh and Herbalife International of America, Inc.	(g	)

10.29	Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(h	)

10.30	First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(j	)

10.31#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(i	)

10.32	Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer	(l	)

10.33	Form of Forward Share Repurchase Confirmation	(m	)

10.34	Form of Base Capped Call Confirmation	(m	)

10.35	Form of Additional Capped Call Confirmation	(m	)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(m	)

10.37	Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.	(n	)

10.38#	Herbalife Ltd. 2014 Stock Incentive Plan.	(o	)

10.39	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(p	)

10.40	Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on June 17, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(e)	Previously filed on August 2, 2010 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and is incorporated by reference.
(f)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(i)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(j)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(k)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(l)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(m)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(n)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(o)	Previously filed on May 8, 2014 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-195798) and is incorporated herein by reference.
(p)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: May 5, 2015