Form 10-Q
period 2015-06-30
HERBALIFE LTD.
filed 2015-08-05
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of registrant’s common shares outstanding as of July 29, 2015 was 92,480,332.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$749.6	$645.4
Receivables, net of allowance for doubtful accounts of $4.1 (2015) and $1.9 (2014)	96.5	83.6
Inventories	321.9	377.7
Prepaid expenses and other current assets	192.6	186.1
Deferred income tax assets	100.1	100.6
Total current assets	1,460.7	1,393.4
Property, at cost, net of accumulated depreciation and amortization of $427.5 (2015) and $393.2 (2014)	347.3	366.7
Deferred compensation plan assets	28.9	27.4
Other assets	147.1	152.8
Deferred financing costs, net	23.8	22.0
Marketing related intangibles and other intangible assets, net	310.3	310.4
Goodwill	97.0	102.2
Total assets	$2,415.1	$2,374.9
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$83.5	$72.4
Royalty overrides	232.7	251.0
Accrued compensation	96.4	69.6
Accrued expenses	262.5	252.1
Current portion of long-term debt	293.5	100.0
Advance sales deposits	98.6	70.0
Income taxes payable	30.3	59.7
Total current liabilities	1,097.5	874.8
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,389.5	1,711.7
Deferred compensation plan liability	44.4	42.9
Deferred income tax liabilities	11.9	15.3
Other non-current liabilities	68.2	64.6
Total liabilities	2,611.5	2,709.3
CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common shares, $0.001 par value; 1.0 billion shares authorized; 92.5 million (2015) and 92.2 million (2014) shares outstanding	0.1	0.1
Paid-in-capital in excess of par value	426.3	409.1
Accumulated other comprehensive loss	(118.4)	(78.2)
Accumulated deficit	(504.4)	(665.4)
Total shareholders’ deficit	(196.4)	(334.4)
Total liabilities and shareholders’ deficit	$2,415.1	$2,374.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions, except per share amounts)
Product sales	$1,090.0	$1,201.3	$2,118.3	$2,357.4
Shipping & handling revenues	72.3	104.9	149.4	211.4
Net sales	1,162.3	1,306.2	2,267.7	2,568.8
Cost of sales	229.3	257.2	444.7	508.3
Gross profit	933.0	1,049.0	1,823.0	2,060.5
Royalty overrides	318.7	390.8	641.7	772.5
Selling, general & administrative expenses	470.5	461.9	901.9	964.0
Operating income	143.8	196.3	279.4	324.0
Interest expense, net	23.7	21.4	45.2	36.4
Other expense, net	—	—	2.3	3.2
Income before income taxes	120.1	174.9	231.9	284.4
Income taxes	37.3	55.4	70.9	90.2
NET INCOME	$82.8	$119.5	$161.0	$194.2
Earnings per share:
Basic	$1.00	$1.39	$1.95	$2.14
Diluted	$0.97	$1.31	$1.90	$2.02
Weighted average shares outstanding:
Basic	82.6	86.1	82.5	90.7
Diluted	85.2	91.2	84.8	95.9
Dividends declared per share	$—	$—	$—	$0.30

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Net income	$82.8	$119.5	$161.0	$194.2
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(2.4) and $1.6 for the three months ended June 30, 2015 and 2014, respectively, and $(4.3) and $1.5 for the six months ended June 30, 2015 and 2014, respectively	10.5	2.4	(44.4)	0.2
Unrealized (loss) gain on derivatives, net of income taxes of $(0.3) and $(0.2) for the three months ended June 30, 2015 and 2014, respectively, and $0.3 and $(0.3) for the six months ended June 30, 2015 and 2014, respectively	(0.7)	(2.8)	4.5	(3.2)
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $— and $0.1 for the three months ended June 30, 2015 and 2014, respectively, and $(0.2) and $0.1 for the six months ended June 30, 2015 and 2014, respectively	—	0.2	(0.3)	0.1
Total other comprehensive income (loss)	9.8	(0.2)	(40.2)	(2.9)
Total comprehensive income	$92.6	$119.3	$120.8	$191.3

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$161.0	$194.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.0	44.8
Excess tax benefits from share-based payment arrangements	(1.5)	(6.7)
Share-based compensation expenses	23.9	23.4
Non-cash interest expense	25.5	19.0
Deferred income taxes	(2.5)	(7.8)
Inventory write-downs	17.7	12.4
Foreign exchange transaction (gain) loss	(12.3)	2.5
Foreign exchange loss from Venezuela currency devaluation	32.9	86.1
Impairments and write-downs relating to Venezuela currency devaluation	4.0	3.2
Other	9.3	0.5
Changes in operating assets and liabilities:
Receivables	(24.4)	(1.2)
Inventories	16.5	(2.4)
Prepaid expenses and other current assets	6.4	(50.7)
Other assets	(10.1)	(4.6)
Accounts payable	16.8	13.0
Royalty overrides	(9.3)	(12.1)
Accrued expenses and accrued compensation	50.1	16.7
Advance sales deposits	31.8	20.9
Income taxes	(26.6)	(8.2)
Deferred compensation plan liability	1.5	4.6
NET CASH PROVIDED BY OPERATING ACTIVITIES	358.7	347.6
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(39.9)	(105.5)
Proceeds from sale of property, plant and equipment	0.1	—
Investments in Venezuelan bonds	(0.1)	(7.6)
Other	5.6	—
NET CASH (USED IN) INVESTING ACTIVITIES	(34.3)	(113.1)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(30.4)
Dividends received	—	3.4
Payments for Capped Call Transactions	—	(123.8)
Proceeds from senior convertible notes	—	1,150.0
Principal payments on senior secured credit facility and other debt	(163.8)	(37.5)
Issuance costs relating to long-term debt and senior convertible notes	(6.2)	(28.9)
Share repurchases	(9.1)	(1,277.9)
Excess tax benefits from share-based payment arrangements	1.5	6.7
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	0.9	2.0
NET CASH (USED IN) FINANCING ACTIVITIES	(176.7)	(336.4)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(43.5)	(97.6)
NET CHANGE IN CASH AND CASH EQUIVALENTS	104.2	(199.5)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	645.4	973.0
CASH AND CASH EQUIVALENTS, END OF PERIOD	$749.6	$773.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of June 30, 2015, the Company sold its products to and through a network of 4.1 million independent members, or Members, which included 0.3 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2014 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2015, and for the three and six months ended June 30, 2015 and 2014. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, or the 2014 10-K. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of this ASU by one year to annual periods beginning after December 15, 2017 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  Early adoption is permitted as of the original effective date. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In May, 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investment in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This ASU applies to reporting entities that elect to measure the fair value of an investment using the net asset value, or NAV, per share (or its equivalent) practical expedient. The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments in this ASU are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Entities should apply the amendments in this update retrospectively to all periods presented. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Venezuela

Herbalife Venezuela, the Company’s Venezuelan subsidiary, currently imports its products into Venezuela. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, the Company’s Bolivar-denominated cash and cash equivalents have continued to accumulate, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for the Company’s Venezuela business, with high inflation, price controls, and the risk that the government will further devalue the Bolivar or impose other import or currency exchange restrictions.

At December 31, 2014, the Company used the SICAD II rate of 50 Bolivars per U.S. dollar to remeasure Herbalife Venezuela’s financial statements. In February 2015, the Venezuelan government announced the introduction of a modified three-tier exchange control system which consists of CENCOEX, SICAD, and a third new mechanism called the Marginal Currency System, or SIMADI, and the SICAD II exchange mechanism was terminated. On February 12, 2015, the SIMADI exchange mechanism opened at a rate of 170 Bolivars per U.S. dollar as published by the Venezuelan government. During the first quarter of 2015, the Company was awarded approximately $0.1 million U.S. dollars through the SIMADI exchange mechanism and the Company’s ability to successfully exchange Bolivars to U.S. dollars continues to remain limited. At March 31, 2015, the Company used the SIMADI exchange rate to remeasure its Venezuelan subsidiary’s financial statements. The Company recognized $32.6 million in foreign exchange losses in selling, general & administrative expenses and $1.4 million of inventory write downs in cost of sales within its condensed consolidated statement of income for the three months ended March 31, 2015 related to the remeasurement of its Venezuelan subsidiary’s financial statements. The Company recognized $0.3 million in foreign exchange losses in selling, general & administrative expenses and $0.3 million of inventory write downs in cost of sales within its condensed consolidated statement of income for the three months ended June 30, 2015 related to the remeasurement of its Venezuelan subsidiary’s financial statements. The Company continues to use the SIMADI exchange rate for remeasurement which was 198 Bolivars per U.S. dollar at June 30, 2015.

Due to the evolving foreign exchange control environment in Venezuela, it is possible that the Company’s ability to access certain foreign exchange mechanisms, including the SIMADI rate, could change in future periods which may have an impact on the rate the Company uses to remeasure Herbalife Venezuela’s Bolivar-denominated assets and liabilities. If the Company continues using the SIMADI rate for remeasurement purposes in future periods, any future U.S. dollars obtained through the SICAD or other more favorable mechanisms could have a positive impact on the Company’s consolidated net earnings. In addition, devaluations of the SIMADI rate, adoption of less favorable official rates by the Venezuelan government, or U.S. dollars obtained through less favorable alternative legal exchange mechanisms, could have a negative impact on the Company’s future consolidated net earnings. The Company is closely monitoring the CENCOEX, SICAD, and SIMADI exchange mechanisms as they continue to evolve.

As a result of using the SICAD I rate for remeasurement at March 31, 2014, the Company recognized $86.1 million of foreign exchange losses in selling, general & administrative expenses within its condensed consolidated statement of income for the three months ended March 31, 2014.  The Company recognized $0.2 million in foreign exchange losses in selling, general & administrative expenses within its condensed consolidated statement of income for the three months ended June 30, 2014 related to the remeasurement of Herbalife Venezuela’s financial statements.

As of June 30, 2015, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $10.2 million, and included approximately $9.5 million in Bolivar denominated cash and cash equivalents. As noted above, these Bolivar denominated assets and liabilities were remeasured at the SIMADI rate as of June 30, 2015. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s condensed consolidated balance sheet using the published SIMADI rate may not accurately represent the amount of U.S. dollars that the Company will ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions imposed by the Venezuelan government, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis or at all, and if it does, what impact, if any, such exchanges will have on the Company’s financial statements. Herbalife Venezuela’s net sales represented less than 1% and approximately 4% of the Company’s consolidated net sales for the six months ended June 30, 2015 and 2014, respectively, and its total assets represented approximately 1% and 2% of the Company’s consolidated total assets as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, the majority of Herbalife Venezuela’s total assets consisted of Bolivar-denominated cash and cash equivalents.

See the Company’s financial statements and related notes in the 2014 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Investments in Bolivar-Denominated Bonds

During the three and six months ended June 30, 2015, the Company invested in additional Bolivar-denominated bonds with a purchase price of 25.7 million Bolivars, or approximately $0.1 million. During the three and six months ended June 30, 2014, the Company invested in additional Bolivar-denominated bonds with a purchase price of 45.1 million and 65.4 million Bolivars, respectively, or approximately $4.3 million and $7.6 million, respectively. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds is determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. As of June 30, 2015, the amortized cost of the Company’s Venezuelan bonds was $1.2 million and the bonds had a market value of $1.1 million. As of June 30, 2015, the Company’s Venezuelan bonds had contractual maturities due after five years. Expected disposal dates of the bonds may be less than the contractual maturity dates. During the three and six months ended June 30, 2015 and 2014, the Company did not sell any of its Venezuelan bonds.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. The impairment evaluation considers numerous factors, and their relative significance varies depending on the situation. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer of the securities; when applicable, the foreign exchange rates that are available to the Company; and the intent and ability of the Company to retain the security in order to allow for an anticipated recovery in fair value. If, based upon the analysis, it is determined that the impairment is other-than-temporary, the security is written-down to fair value, and a loss is recognized in other expense, net in the Company’s condensed consolidated income statement. Other-than-temporary impairments relating to available-for-sale securities for the three months ended March 31, 2015 and 2014 was $2.3 million and $3.2 million, respectively, which were primarily due to unfavorable foreign exchange rates. There were no other-than-temporary impairments related to available-for-sale securities during the three months ended June 30, 2015 and 2014.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) or market.

The following are the major classes of inventory:

	June 30, 2015	December 31, 2014
	(In millions)
Raw materials	$40.0	$39.5
Work in process	4.6	4.3
Finished goods	277.3	333.9
Total	$321.9	$377.7

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
	(In millions)
Borrowings under the senior secured credit facility	$689.7	$850.0
Convertible senior notes, carrying value of liability component	979.5	961.7
Other debt	13.8	—
Total	1,683.0	1,811.7
Less: current portion	293.5	100.0
Long-term portion	$1,389.5	$1,711.7

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

On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility by one year to March 9, 2017. The Term Loan will mature on March 9, 2016. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and will be further reduced by approximately $39.1 million on September 30, 2015, bringing the total expected available borrowing capacity on its revolving credit facility to $425.0 million as of September 30, 2015. Until March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility will effectively remain unchanged except that the minimum applicable margin will be increased by 0.50% and LIBOR will have a minimum floor of 0.25%.  Based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility now bear interest at either LIBOR plus the applicable margin between 2.00% and 3.00% or the base rate plus the applicable margin between 1.00% and 2.00%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, the one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.40% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of the U.S. subsidiaries of the Company’s parent, Herbalife Ltd. and by certain assets of certain foreign subsidiaries of Herbalife Ltd..

After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility will increase by 2.00% such that borrowings under the Credit Facility will bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment.  The debt issuance costs are recorded as deferred financing costs on the Company’s condensed consolidated balance sheet and will be amortized over the life of the revolving credit facility.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates.  The Credit Facility restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents.  As of June 30, 2015 and December 31, 2014, the Company was compliant with its debt covenants under the Credit Facility.

On June 30, 2015 and December 31, 2014, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.74% and 3.04%, respectively.

During the three months ended March 31, 2015, the Company repaid a total amount of $25.0 million under the Credit Facility. During the three months ended June 30, 2015, the Company repaid a total amount of $135.3 million under the Credit Facility. As of June 30, 2015 and December 31, 2014, the U.S. dollar amount outstanding under the Credit Facility was $689.7 million and $850.0 million, respectively. Of the $689.7 million U.S. dollar amount outstanding under the Credit Facility as of June 30, 2015, $279.7 million was outstanding on the Term Loan and $410.0 million was outstanding on the revolving credit facility. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2015 and December 31, 2014 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of June 30, 2015, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

Convertible Senior Notes

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of Convertible Notes. The Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share).

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

As of June 30, 2015, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount was $170.5 million, and the carrying amount of the liability component was $979.5 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of June 30, 2015, the fair value of the liability component relating to the Convertible Notes was approximately $850.8 million. At June 30, 2015, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield as of June 30, 2015, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the three and six months ended June 30, 2015, the Company recognized $15.6 million and $30.8 million, respectively, of interest expense relating to the Convertible Notes, which included $8.9 million and $17.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $1.9 million, respectively, relating to amortization of deferred financing costs. During the three and six months ended June 30, 2014, the Company recognized $15.2 million and $24.0 million, respectively, of interest expense relating to the Convertible Notes, which included $8.5 million and $13.3 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $1.4 million, respectively, relating to amortization of deferred financing costs. The Company’s total interest expense, including the Credit Facility, was $24.8 million and $24.2 million for the three months ended June 30, 2015 and 2014, respectively, and $48.2 million and $41.9 million for the six months ended June 30, 2015 and 2014, respectively, which was recognized within its condensed consolidated statement of income.  Interest expense for the six months ended June 30, 2015 included a $0.6 million write-off of unamortized deferred financing costs resulting from the amendment of the Credit Facility, as discussed above.

As of June 30, 2015, the aggregate annual maturities of the Credit Facility were expected to be $50.0 million for the remainder of 2015, $229.7 million for 2016, and $410.0 million for 2017. The $1.15 billion Convertible Notes are due in 2019.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2015, the Company had $33.1 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that significant additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $73 million, translated at the June 30, 2015 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court; that appeal is ongoing.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $19 million, translated at the June 30, 2015 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $20.4 million, translated at the June 30, 2015 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. In March 2015, the Company commenced litigation in the Tax Court of Mexico to reclaim the VAT refund pertaining specifically to the July 2013 period. As of June 30, 2015, the Company had $55.4 million of Mexico VAT related assets within other assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At June 30, 2015, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.7 million, translated at the June 30, 2015 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. This audit is ongoing. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. As of June 30, 2015, the Company had $15.6 million of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet. At June 30, 2015, the Company has not recognized any losses related to these ICMS-ST related assets as the Company does not believe a loss is probable.

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

Bostick, et al., v. Herbalife Int’l of Am., Inc., et al. On April 8, 2013, Herbalife Ltd. and certain of its subsidiaries were named as defendants in a suit filed in the U.S. District Court for the Central District of California, challenging Herbalife’s marketing practices and business structure under California laws prohibiting “endless chain schemes,” unfair and deceptive business practices, and false advertising, as well as federal RICO statutes. On July 7, 2014, the complaint was amended to add additional plaintiffs. The plaintiffs sought damages in an unspecified amount. The federal RICO claim was dismissed. While the Company continues to believe the suit was without merit, and without in any way admitting liability or wrongdoing, the Company and the plaintiffs reached a settlement. Under the terms of the settlement, the Company would (i) pay $15 million into a fund to be distributed to qualified claimants and (ii) accept up to a maximum amount of $2.5 million in product returns from qualified claimants. The court granted preliminary approval of the settlement on December 2, 2014 and conditionally certified a class. The court granted final approval of the settlement on May 14, 2015 and the final judgment was entered June 19, 2015. As of June 30, 2015 these amounts were adequately reserved for in the Company’s financial statements. The settlement class consists of approximately 1.5 million persons who were Members in the United States during the period from April 1, 2009 through and including December 2, 2014. The settlement amounts were more than sufficient to cover the claims. The objectors have filed a motion for reconsideration of the final judgment approving the settlement, which motion is scheduled to be heard on August 24, 2015.  The Company intends to oppose the motion. The Company has transferred $15 million to an escrow account which was included in prepaid expenses and other current assets within its condensed consolidated balance sheet as of June 30, 2015.

In re Herbalife, Ltd. Securities Litigation (formerly captioned Awad v. Herbalife Ltd., et al.). On April 14, 2014, Herbalife Ltd. and certain of its officers were named as defendants in a purported stockholder class action, filed in the U.S. District Court for the Central District of California and asserting claims under the Securities Exchange Act of 1934. The complaint alleged that the Company and certain officers made material misstatements concerning the Company’s finances and business practices, and contended that the Company is operating a pyramid scheme. The initial complaint sought to represent a class of investors that had purchased shares of the Company’s common stock between May 4, 2010 and April 11, 2014. On July 30, 2014, the Court approved the appointment of different shareholders as lead plaintiffs and approved their selection of counsel. On September 18, 2014, these lead plaintiffs filed an Amended Class Action Complaint for Violation of the Federal Securities Laws against the Company, and certain of its officers. The Amended Complaint brings claims for unspecified damages under the Securities Exchange Act of 1934, as amended, alleges that the defendants made material misstatements that “fundamentally misrepresented the nature, scope and legality of the Company’s business and operations to consumers and investors alike,” and further alleges that the Company is one of “the most sophisticated pyramid schemes in history.” The lead plaintiffs seek to represent a class of all persons or entities that purchased shares of the Company’s common stock between February 23, 2011 and July 29, 2014. On March 16, 2015, the Court granted Defendants’ motion to dismiss all claims in the Amended Complaint with leave to file an amended complaint and dismissed one of the shareholders as lead plaintiff. On May 8, 2015, the lead plaintiff filed a Second Amended Complaint for Violation of the Federal Securities Laws against the Company and one of its officers. The lead plaintiff seeks to represent a class of all persons or entities that purchased shares of the Company’s common stock between February 23, 2011 and March 10, 2014.  On July 28, 2015, the Court granted Defendants’ motion to dismiss the Second Amended Complaint with leave to file an amended complaint by August 27, 2015.  The Company continues to vigorously defend this purported class action suit. The Company has not recognized a loss as it does not believe a loss is probable. Further, the Company is currently unable to reasonably estimate a possible loss or range of loss.

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

As of June 30, 2015, the Company sold products in 91 countries throughout the world and was organized and managed by geographic regions. The Company aggregates its operating segments, excluding China, into one reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The operating information for the Primary Reporting Segment and China, and sales by product line are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Net Sales:
Primary Reporting Segment
United States	$224.9	$245.0	$446.8	$487.3
Mexico	129.2	148.6	252.8	291.3
South Korea	77.3	117.9	149.1	216.9
Others	494.2	624.6	1,018.1	1,267.4
Total Primary Reporting Segment	925.6	1,136.1	1,866.8	2,262.9
China	236.7	170.1	400.9	305.9
Total Net Sales	$1,162.3	$1,306.2	$2,267.7	$2,568.8

Contribution Margin(1)(2):
Primary Reporting Segment
United States	$88.4	$101.9	$180.6	$205.8
Mexico	53.7	64.1	112.4	125.5
South Korea	43.2	62.9	84.8	118.3
Others	214.5	277.0	441.0	561.7
Total Primary Reporting Segment	399.8	505.9	818.8	1,011.3
China	214.5	152.3	362.5	276.7
Total Contribution Margin	$614.3	$658.2	$1,181.3	$1,288.0
Selling, general and administrative expenses(2)	470.5	461.9	901.9	964.0
Interest expense, net	23.7	21.4	45.2	36.4
Other expense, net	—	—	2.3	3.2
Income before income taxes	120.1	174.9	231.9	284.4
Income taxes	37.3	55.4	70.9	90.2
Net Income	$82.8	$119.5	$161.0	$194.2

Net sales by product line:
Weight Management	$752.1	$843.5	$1,456.0	$1,651.1
Targeted Nutrition	261.0	286.1	512.9	570.1
Energy, Sports and Fitness	62.6	68.9	122.7	135.6
Outer Nutrition	32.0	47.0	67.4	86.7
Literature, promotional and other(3)	54.6	60.7	108.7	125.3
Total Net Sales	$1,162.3	$1,306.2	$2,267.7	$2,568.8

Net sales by geographic region:
North America	$230.0	$250.6	$456.7	$498.4
Mexico	129.2	148.6	252.8	291.3
South and Central America	133.5	203.3	295.2	448.0
EMEA	193.8	227.3	380.2	438.5
Asia Pacific	239.1	306.3	481.9	586.7
China	236.7	170.1	400.9	305.9
Total Net Sales	$1,162.3	$1,306.2	$2,267.7	$2,568.8

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.
(2)

Service fees to China independent service providers totaling $114.4 million and $80.8 million for the three months ended June 30, 2015 and 2014, respectively, and totaling $193.1 million and $142.5 million for the six months ended June 30, 2015 and 2014, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of June 30, 2015 and December 31, 2014, total assets for the Company’s Primary Reporting Segment were $2,021.1 million and $2,066.2 million, respectively. Total assets for the China segment were $394.0 million and $308.7 million as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $93.6 million and $98.8 million, respectively. As of June 30, 2015 and December 31, 2014, goodwill allocated to the China segment was $3.4 million for both periods.

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2014 10-K. During the six months ended June 30, 2015, the Company granted stock awards subject to service conditions, service and market conditions, and service and performance conditions, consisting of stock appreciation rights, or SARs.

For the three months ended June 30, 2015 and 2014, share-based compensation expense amounted to $12.7 million and $12.4 million, respectively. For the six months ended June 30, 2015 and 2014, share-based compensation expense amounted to $23.9 million and $23.4 million, respectively. As of June 30, 2015, the total unrecognized compensation cost related to all non-vested stock awards was $74.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2015:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2014(3)	11,169	$37.46	5.4 years	$110.6
Granted(5)	3,483	$31.96
Exercised	(1,836)	$21.77
Forfeited	(90)	$49.79
Outstanding at June 30, 2015(2) (3)	12,726	$38.13	6.9 years	$249.0
Exercisable at June 30, 2015(4)	7,342	$34.02	5.1 years	$167.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 0.1 million market condition SARs.
(3)	Includes 1.0 million and 2.5 million performance condition SARs as of December 31, 2014 and June 30, 2015, respectively.
(4)	Includes 0.3 million performance condition SARs.
(5)	Includes 0.1 million market condition and 1.5 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2015 and 2014 was $19.46 and $25.99, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2015 and 2014 was $12.81 and $26.02, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended June 30, 2015 and 2014 was $2.0 million and $20.1 million, respectively. The total intrinsic value of stock options and SARs exercised during the six months ended June 30, 2015 and 2014 was $19.6 million and $35.0 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2014	33	$63.67
Granted	30	$47.80
Vested	(23)	$59.98
Forfeited	(2)	$59.98
Outstanding and nonvested June 30, 2015	38	$53.65

The total vesting date fair value of stock units which vested during the three months ended June 30, 2015 and 2014 was $1.0 million and $0.3 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2015 and 2014 was $1.0 million and $8.5 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ deficit only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of June 30, 2015 and December 31, 2014, the Company had $24.2 million and $23.6 million, respectively, of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $37.3 million and $70.9 million for the three and six months ended June 30, 2015, respectively, as compared to $55.4 million and $90.2 million for the same periods in 2014, respectively. The effective income tax rate was 31.1% and 30.6% for the three and six months ended June 30, 2015, respectively, as compared to 31.6% and 31.7% for the same periods in 2014, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily due to an increase in net benefits from discrete events, partially offset by the impact of changes in the geographic mix of the Company’s income.

As of June 30, 2015, the total amount of unrecognized tax benefits, including related interest and penalties was $52.5 million. If the total amount of unrecognized tax benefits was recognized, $41.8 million of unrecognized tax benefits, $6.2 million of interest and $1.2 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $11.2 million within the next twelve months. Of this possible decrease, $6.1 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $5.1 million would be due to the expiration of statute of limitations in various jurisdictions.

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

As of June 30, 2015 and December 31, 2014, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $133.6  million and $225.3 million, respectively. At June 30, 2015, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of June 30, 2015, the Company recorded assets at fair value of $8.9 million and liabilities at fair value of $0.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2014, the Company recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2015 and 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two months as of June 30, 2015 and December 31, 2014. As of June 30, 2015, the Company had aggregate notional amounts of approximately $548.1 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2015 and 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$2.4	$(1.8)	$9.6	$(2.0)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and six months ended June 30, 2015 and 2014:

	Location of Gain	Amount of Gain (Loss) Recognized in Income
	(Loss)	For the Three Months Ended		For the Six Months Ended
	Recognized in Income	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(0.2)	$(1.0)	$(0.3)	$(2.6)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$0.1	$(4.7)	$(5.9)	$(7.6)

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and six months ended June 30, 2015 and 2014:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Loss into Income	For the Three Months Ended		For the Six Months Ended
	(Effective Portion)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$3.4	$1.2	$4.8	$1.5

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of June 30, 2015 and December 31, 2014.

10. Shareholders’ Deficit

Dividends

The declaration of future dividends is subject to the discretion of the Company’s board of directors and will depend upon various factors, including its earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by its board of directors. The Credit Facility permits payments of dividends up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, for further information on restrictions concerning the Company’s ability to declare dividends.

On April 28, 2014, the Company announced that its board of directors approved terminating the Company’s quarterly cash dividend and instead utilizing the cash to repurchase additional common shares as discussed below. There were no dividends declared and paid during the three and six months ended June 30, 2015. There were no dividends declared and paid during the three months ended June 30, 2014. The aggregate amount of dividends declared and paid during the six months ended June 30, 2014 was $30.4 million.

During the six months ended June 30, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its accumulated deficit. The Company did not receive any dividends during the three months ended June 30, 2014. The Company did not receive any dividends during the three and six months ended June 30, 2015.

Share Repurchases

On July 30, 2012, the Company announced that its board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, the Company announced that its board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This share repurchase program allows the Company to repurchase its common shares, at such times and prices as determined by the Company’s management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, for further information on restrictions concerning the Company’s ability to repurchase its common shares.

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ deficit within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ deficit. Also, upon executing the Forward Transactions, the Company recorded $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet, reflecting the fair value of the Forward Transactions. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the three and six months ended June 30, 2015, the Company recognized $1.6  million and $3.2 million, respectively, of non-cash interest expense within its condensed consolidated statement of income relating to amortization of these non-cash issuance costs, as compared to $1.6 million and $2.6 million for the same periods in 2014.

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

During the three and six months ended June 30, 2015, the Company did not repurchase any of its common shares through open market purchases. As of June 30, 2015, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, the Company paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ deficit on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended June 30, 2015 and 2014:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Three Months Ended June 30,
	2015				2014
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(151.3)	$23.2	$(0.1)	$(128.2)	$(27.8)	$5.3	$—	$(22.5)
Other comprehensive income (loss) before reclassifications, net of tax	10.5	2.6	—	13.1	2.4	(1.6)	0.2	1.0
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(3.3)	—	(3.3)	—	(1.2)	—	(1.2)
Total other comprehensive income (loss), net of reclassifications	10.5	(0.7)	—	9.8	2.4	(2.8)	0.2	(0.2)
Ending balance	$(140.8)	$22.5	$(0.1)	$(118.4)	$(25.4)	$2.5	$0.2	$(22.7)

(1)

See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended June 30, 2015 and 2014.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $2.4 million and $0.1 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the three months ended June 30, 2015. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax benefits of $0.2 million for unrealized gain (loss) on derivatives for the three months ended June 30, 2015.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.6 million, tax benefits of $0.2 million, and tax expense of $0.1 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended June 30, 2014.

The following table summarizes changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2015 and 2014:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Six Months Ended June 30,
	2015				2014
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(96.4)	$18.0	$0.2	$(78.2)	$(25.6)	$5.7	$0.1	$(19.8)
Other comprehensive income (loss) before reclassifications, net of tax	(44.4)	9.1	(1.8)	(37.1)	0.2	(1.7)	(1.9)	(3.4)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(4.6)	1.5	(3.1)	—	(1.5)	2.0	0.5
Total other comprehensive income (loss), net of reclassifications	(44.4)	4.5	(0.3)	(40.2)	0.2	(3.2)	0.1	(2.9)
Ending balance	$(140.8)	$22.5	$(0.1)	$(118.4)	$(25.4)	$2.5	$0.2	$(22.7)

(1)

See Note 2, Significant Accounting Policies, and Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the six months ended June 30, 2015 and 2014.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $4.3 million, tax expense of $0.5 million, and tax benefits of $1.0 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the six months ended June 30, 2015. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax benefits of $0.2 million and tax expense of $0.8 million for unrealized gain (loss) on derivatives and unrealized gain (loss) on available-for-sale investments, respectively, for the six months ended June 30, 2015.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Weighted average shares used in basic computations	82.6	86.1	82.5	90.7
Dilutive effect of exercise of equity grants outstanding	2.6	5.1	2.3	5.2
Weighted average shares used in diluted computations	85.2	91.2	84.8	95.9

There were an aggregate of 5.4 million and 7.7 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the three and six months ended June 30, 2015, respectively, and an aggregate of 3.5 million of equity grants that were outstanding during both the three and six months ended June 30, 2014, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three and six months ended June 30, 2015 and 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2015 and 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at June 30, 2015 and December 31, 2014:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at June 30, 2015	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2014
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$8.9	$12.3
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$5.5	$2.2
		$14.4	$14.5
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$0.6	$1.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.2	$3.8
		$2.8	$5.4

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2014 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at June 30, 2015 and December 31, 2014:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
June 30, 2015
Foreign exchange currency contracts	$14.4	$(2.8)	$11.6
Total	$14.4	$(2.8)	$11.6
December 31, 2014
Foreign exchange currency contracts	$14.5	$(5.4)	$9.1
Total	$14.5	$(5.4)	$9.1

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
June 30, 2015
Foreign exchange currency contracts	$2.8	$(2.8)	$—
Total	$2.8	$(2.8)	$—
December 31, 2014
Foreign exchange currency contracts	$5.4	$(5.4)	$—
Total	$5.4	$(5.4)	$—

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2015, and December 31, 2014, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. For the three months ended June 30, 2015 and 2014, the Company recorded approximately $7.1 million and $8.0 million, respectively, and for the six months ended June 30, 2015 and 2014, the Company recorded approximately $11.4 million and $12.3 million, respectively, of professional fees and other expenses related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and our consolidated financial statements appearing in our annual report on Form 10-K for the year ended December 31, 2014. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Ltd., a Cayman Islands exempt limited liability company, and its consolidated subsidiaries. This discussion and analysis contains forward-looking statements. Please refer to the section below entitled “Forward-Looking Statements.”

Overview

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of June 30, 2015, we sold our products to and through a network of 4.1 million independent members, or Members, which included approximately 0.3 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 35-year operating history. As of June 30, 2015, we sold our products in 91 countries.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(Volume Points in millions)
North America	305.4	335.8	(9.1%)	603.3	672.2	(10.2%)
Mexico	219.9	231.3	(4.9%)	423.4	451.6	(6.2%)
South & Central America	173.1	206.3	(16.1%)	383.6	434.1	(11.6%)
EMEA	228.3	218.8	4.3%	456.6	421.0	8.5%
Asia Pacific (excluding China)	271.2	320.2	(15.3%)	537.1	622.4	(13.7%)
China	164.0	118.5	38.4%	277.6	209.5	32.5%
Worldwide	1,361.9	1,430.9	(4.8%)	2,681.6	2,810.8	(4.6%)

We believe the decrease in worldwide Volume Points for the three and six months ended June 30, 2015 of 4.8% and 4.6%, respectively, versus the prior year periods, including declines in Volume Points for North America, Mexico, South & Central America, and Asia Pacific (excluding China) after increases or more modest decreases in the comparable periods of the prior several years, primarily reflects our Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. Certain of the revisions and their impact on our results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies discussed in greater detail in Item 1 — Business of our Annual Report on Form 10-K for the year ended December 31, 2014, or the 2014 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention, despite the decrease in Volume Points in 2015.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
North America	75,856	75,772	0.1%	76,668	75,007	2.2%
Mexico	64,600	64,656	(0.1%)	64,970	64,112	1.3%
South & Central America	57,868	62,172	(6.9%)	60,420	62,017	(2.6%)
EMEA	71,221	56,692	25.6%	70,238	55,403	26.8%
Asia Pacific (excluding China)	75,051	74,916	0.2%	74,909	73,271	2.2%
China	23,906	18,703	27.8%	22,092	17,676	25.0%
Worldwide(1)	356,357	340,644	4.6%	356,911	335,273	6.5%

(1)

Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

We believe the increase in worldwide Average Active Sales Leaders of 4.6% and 6.5% for the three and six months ended June 30, 2015, respectively, is attributable to the Company’s success in making the Herbalife business opportunity more appealing and in facilitating sales leader success by providing quality products; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training of Members on our products and methods; and continued promotion and branding of Herbalife products. For the three months ended June 30, 2015, we believe the decrease in the rate of increase for the North America and Asia Pacific (excluding China) regions and the overall decrease for the Mexico and South & Central America regions as compared to the comparable quarters in recent years was driven by the same factors that lead to the changes in Volume Points in those regions that are discussed above. For the six months ended June 30, 2015, we believe the decrease in the rate of increase for the North America, Mexico, and Asia Pacific (excluding China) regions and the overall decrease for the South & Central America region as compared to the comparable quarters in recent years was driven by the same factors that lead to the changes in Volume Points in those regions that are discussed above. Given the long term and qualitative nature of our strategies, the magnitude of the impact of each such strategy on sales leaders’ engagement cannot be quantified and may vary over time and by market.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). For the latest twelve month re-qualification period ending January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. We did not require our Venezuelan sales leaders to re-qualify temporarily for the period ended January 2014, and therefore excluded them from the retention calculation for that year, due to product supply limitation resulting from currency restrictions. The Venezuela re-qualification requirement did resume for the re-qualification period ended January 2015 once the market had time to adjust to supply levels. Since the January 2014 retention rate would have been impacted positively by essentially having all Venezuelan sales leaders re-qualified, and the January 2015 retention rate would have been impacted negatively by including some sales leaders that would have been demoted in 2014, we have excluded the Venezuelan sales leaders from the Sales Leader Retention calculation for each year. We did not require our Argentinean sales leaders to re-qualify temporarily for the period ended January 2015 due to product supply challenges resulting from importation restrictions, and therefore excluded them from the retention calculation for the year. If Venezuela and Argentina were included on a normalized basis, the 2015 retention rate would have been 53.4%.

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

(1)

Although the re-qualification requirement for sales leaders in Venezuela resumed for the re-qualification period ended January 2015, as described above Venezuela sales leaders are excluded from the Sales Leader Retention calculation for the re-qualification period ended January 2015.  Venezuela sales leaders are included in the Sales Leaders Statistics.

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

Retention Rate for the requalification period ended January 2015 increased from what we consider to be a high level at which it had previously remained relatively consistent. We believe this increase is the result of efforts we have made to improve the sustainability of sales leaders’ businesses.

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

Total distributor allowances for the three months ended June 30, 2015 and 2014 were 39.7% and 41.9% of Retail Sales, respectively. Total distributor allowances for the six months ended June 30, 2015 and 2014 were 40.4% and 42.2% of Retail Sales, respectively. Distributor Allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for Distributor Allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

During the three months ended June 30, 2015 and 2014, total Royalty overrides were 27.4% and 29.9% of our net sales, respectively. During the six months ended June 30, 2015 and 2014, total Royalty overrides were 28.3% and 30.1% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

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

Summary Financial Results

Net sales for the three and six months ended June 30, 2015 were $1,162.3 million and $2,267.7 million, respectively. Net sales decreased $143.9 million, or 11.0%, and $301.1 million, or 11.7%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, including the impact of Venezuela’s Bolivar denominated net sales, net sales increased 1.3% and 2.6% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014; excluding the impact of Venezuela’s Bolivar denominated net sales, net sales increased 1.1% and 0.5% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The decrease in net sales of 11.0% for the three months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting fluctuation in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 12.3% and 4.8%, respectively. These reductions were partially offset by the impact of price increases and a favorable change in country sales mix resulting from a greater percentage of our sales volume coming from markets with higher prices, which contributed approximately 4.6% and 2.3% to net sales growth, respectively.  The decrease in net sales of 11.7% for the six months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting fluctuation in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 14.3% and 4.6%, respectively. These reductions were partially offset by the impact of price increases and a favorable change in country sales mix resulting from a greater percentage of our sales volume coming from markets with higher prices, which contributed approximately 5.3% and 2.2% to net sales growth, respectively.

Net income for the three and six months ended June 30, 2015 was $82.8 million, or $0.97 per diluted share, and $161.0 million, or $1.90 per diluted share, respectively. Net income decreased $36.7 million, or 30.7%, and $33.2 million, or 17.1%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The decrease for the three and six months ended June 30, 2015 was primarily due to the lower contribution margin driven by lower sales discussed above, higher service fees to China service providers due to sales growth in China and higher interest expense; partially offset by lower income taxes, and lower selling, general and administrative expenses (excluding China service fees), which includes lower foreign exchange losses related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below.

Net income for the three months ended June 30, 2015 included a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax favorable impact), comprised of a $0.3 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities, and $0.3 million of inventory write downs related to Venezuela; $5.4 million foreign exchange loss ($3.3 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $7.1 million pre-tax unfavorable impact ($4.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $5.8 million pre-tax unfavorable impact ($3.7 million post-tax) from expenses related to regulatory inquiries; a $11.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion), and a $0.5 million pre-tax unfavorable impact ($0.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Net income for the six months ended June 30, 2015 included a $36.9 million pre-tax unfavorable impact ($24.8 million post-tax), comprised of a $32.9 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities, $1.7 million of inventory write downs related to Venezuela, and a $2.3 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); $7.5 million foreign exchange gain ($6.8 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $11.4 million pre-tax unfavorable impact ($7.7 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $9.2 million pre-tax unfavorable impact ($5.8 million post-tax) from expenses related to regulatory inquiries; a $21.5 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion), and a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2015 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended June 30, 2014 included an $8.0 million pre-tax unfavorable impact ($5.6 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $5.1 million pre-tax unfavorable impact ($3.1 million post-tax) from expenses related to regulatory inquiries; a $10.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion), a $0.2 million pre-tax unfavorable impact ($2.6 million post-tax) foreign exchange loss related to Venezuela, and a $0.4 million unfavorable impact related to expenses incurred for the recovery of costs associated with the re-audit.

Net income for the six months ended June 30, 2014 included an $89.5 million pre-tax unfavorable impact ($69.2 million post-tax), comprised of an $86.3 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I rate and a $3.2 million impairment loss on Venezuela bonds during the first quarter of 2014 (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); a $12.3 million pre-tax unfavorable impact ($8.9 million post-tax) related to legal, advisory services and other expenses for the Company’s response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $6.0 million pre-tax unfavorable impact ($3.8 million post-tax) from expenses related to regulatory inquiries; a $15.9 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions, and a $0.4 million unfavorable impact related to expenses incurred for the recovery of costs associated with the re-audit.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.7	19.7	19.6	19.8
Gross profit	80.3	80.3	80.4	80.2
Royalty overrides(1)	27.4	29.9	28.3	30.1
Selling, general and administrative expenses(1)	40.5	35.4	39.8	37.5
Operating income	12.4	15.0	12.3	12.6
Interest expense, net	2.1	1.6	2.0	1.4
Other expense, net	—	—	0.1	0.1
Income before income taxes	10.3	13.4	10.2	11.1
Income taxes	3.2	4.2	3.1	3.5
Net income	7.1%	9.2%	7.1%	7.6%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $925.6 million and $1,866.8 million for the three and six months ended June 30, 2015, respectively. Net sales for the Primary Reporting Segment decreased $210.5 million, or 18.5%, and $396.1 million, or 17.5%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, including the impact of Venezuela’s Bolivar denominated net sales, net sales decreased 4.3% and 1.4% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 for the Primary Reporting Segment; excluding the impact of Venezuela’s Bolivar denominated net sales, net sales decreased 4.7% and 3.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 for the Primary Reporting Segment. The 18.5% decrease in net sales for the three months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 14.2% and 8.7%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 5.3% to net sales. The 17.5% decrease in net sales for the six months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 16.1% and 7.6%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 6.0% to net sales.

China reported net sales of $236.7 million and $400.9 million for the three and six months ended June 30, 2015, respectively. Net sales for China increased $66.6 million, or 39.2%, and increased $95.0 million, or 31.1%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 38.7% and 31.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 for China. The 39.2% increase in China net sales for the three months ended June 30, 2015 was driven primarily by an increase in sales volume, as measured by an increase in Volume Points, and the favorable impact of fluctuation in foreign currency exchange rate, which increased net sales by approximately 38.4% and 0.6%, respectively.  The 31.1% increase in China net sales for the six months ended June 30, 2015 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 32.5%, but was partially offset by the impact of fluctuations in the foreign currency exchange rate, which decreased net sales by 0.8%.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides.

The Primary Reporting Segment reported contribution margin of $399.8 million, or 43.2% of net sales, and $818.8 million, or 43.9% of net sales, for the three and six months ended June 30, 2015, respectively. Contribution margin for the Primary Reporting Segment decreased $106.1 million, or 21.0%, and $192.5 million, or 19.0%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The 21.0% decrease for the three months ended June 30, 2015 was primarily the result of fluctuations in the foreign currency rates and declines in volume, as measured by a decrease in Volume Points, which reduced contribution margin by approximately 17.9% and 8.4%, respectively, partially offset by the favorable impact of price increases, which increased contribution margin by approximately 8.1%. The 19.0% decrease for the six months ended June 30, 2015 was primarily the result of fluctuations in the foreign currency rates and declines in volume, as measured by a decrease in Volume Points, which reduced contribution margin by approximately 20.2% and 7.7%, respectively, partially offset by the favorable impact of price increases which increased contribution margin by approximately 9.1%.

China reported contribution margin of $214.5 million and $362.5 million for the three and six months ended June 30, 2015, respectively. Contribution margin for China increased $62.2 million, or 40.8%, and $85.8 million, or 31.0%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase for the three and six months ended June 30, 2015 was primarily the result of a volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 38.4% and 32.7%, respectively.

Sales by Geographic Region

The following chart reconciles retail sales to net sales by geographic region:

	Three Months Ended June 30,
	2015					2014
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
	(In millions)
North America	$380.9	$(172.6)	$208.3	$21.7	$230.0	$416.5	$(189.6)	$226.9	$23.7	$250.6	(8.2%)
Mexico	220.8	(98.8)	122.0	7.2	129.2	257.4	(118.0)	139.4	9.2	148.6	(13.1%)
South & Central America	221.8	(102.9)	118.9	14.6	133.5	327.4	(153.1)	174.3	29.0	203.3	(34.3%)
EMEA	332.9	(151.2)	181.7	12.1	193.8	390.3	(176.6)	213.7	13.6	227.3	(14.7%)
Asia Pacific	383.1	(159.6)	223.5	15.6	239.1	482.7	(205.2)	277.5	28.8	306.3	(21.9%)
China	269.2	(33.6)	235.6	1.1	236.7	193.7	(24.2)	169.5	0.6	170.1	39.2%
Worldwide	$1,808.7	$(718.7)	$1,090.0	$72.3	$1,162.3	$2,068.0	$(866.7)	$1,201.3	$104.9	$1,306.2	(11.0%)

	Six Months Ended June 30,
	2015					2014
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
	(In millions)
North America	$753.3	$(339.7)	$413.6	$43.1	$456.7	$828.3	$(376.9)	$451.4	$47.0	$498.4	(8.4%)
Mexico	432.9	(194.8)	238.1	14.7	252.8	503.1	(229.8)	273.3	18.0	291.3	(13.2%)
South & Central America	488.0	(226.5)	261.5	33.7	295.2	713.2	(330.2)	383.0	65.0	448.0	(34.1%)
EMEA	653.1	(296.4)	356.7	23.5	380.2	753.8	(341.1)	412.7	25.8	438.5	(13.3%)
Asia Pacific	773.7	(324.3)	449.4	32.5	481.9	928.8	(396.8)	532.0	54.7	586.7	(17.9%)
China	453.0	(54.0)	399.0	1.9	400.9	349.3	(44.3)	305.0	0.9	305.9	31.1%
Worldwide	$3,554.0	$(1,435.7)	$2,118.3	$149.4	$2,267.7	$4,076.5	$(1,719.1)	$2,357.4	$211.4	$2,568.8	(11.7%)

(1)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

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

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of our business and causes of sales fluctuations during the three and six months ended June 30, 2015 as compared to the same periods in 2014, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites any significant price changes. The remaining drivers, which Management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

North America

The North America region reported net sales of $230.0 million and $456.7 million for the three and six months ended June 30, 2015, respectively. Net sales decreased $20.6 million, or 8.2%, and $41.7 million, or 8.4%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 7.9% and 8.1% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The decrease in net sales in the region for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was a result of net sales decrease in the U.S. of $20.1 million, or 8.2%, and $40.5 million, or 8.3%, respectively. The 8.2% decrease in net sales for the North America region for the three months ended June 30, 2015 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 9.1%, partially offset by price increases which contributed approximately 1.1% to net sales. The 8.4% decrease in net sales for the six months ended June 30, 2015 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 10.2%, partially offset by price increases which contributed approximately 1.6% to net sales.

We believe the sales volume declines for the three and six months ended June 30, 2015, after increases in net sales for the comparable periods in recent years, is a result of Members adapting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. While most Members are not sales leaders, those wishing to become sales leaders have three qualification methods to do so. Prior to 2009, there was only the one-month sales leader qualification method or the two-month sales leader qualification method. However, in 2009 we revised our Marketing Plan to enable Members to also qualify for sales leader status over a 12-month period. Since implementation in 2009, sales leaders who utilized the 12-month sales leader qualification method have performed better in terms of activity and retention rates. To further promote the 12-month sales leader qualification method, in the third quarter of 2014 we announced the implementation, effective February 2015, of a first-order limit for new Members and in November 2014 we reduced the number of Volume Points required to be accumulated over the 12-month period from 5,000 to 4,000. See Item 1, “Business — Our Strategies — Improve the Sustainability of Members’ Businesses” in the 2014 10-K for additional information. We believe that the changes, while good for our business in the long-term, take time and create distraction which has slowed our sales in North America while the market adapts to the changes. Additionally, the changes also lead to a temporary slowdown in sales because some sales that previously would have taken place over a shorter 1-2 month period are deferred up to 12 months or longer as a Member works towards possible sales leader qualification.

We also believe our new certification of understanding requirements, a key training point for new Members, implemented in North America in 2014, has negatively impacted net sales in the short term as Members adapt to the new requirement. Under this requirement, all new Members must certify they have been trained and understand our standards or their buying privileges are suspended.

Mexico

The Mexico region reported net sales of $129.2 million and $252.8 million for the three and six months ended June 30, 2015, respectively. Net sales decreased $19.4 million, or 13.1%, and $38.5 million, or 13.2%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 2.4% and 0.2% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The 13.1% decrease in net sales for the three months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 15.5% and 4.9%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 3.7% to net sales. The 13.2% decrease in net sales for the six months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 13.5% and 6.3%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 4.4% to net sales.

Mexico net sales have decreased, after increases for the comparable quarters in recent years, reflecting volume declines and unfavorable foreign exchange impact that more than offset the impact of price increases.  Volumes have declined primarily as a result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as a shift in emphasis to the longer-term qualification method described above for the North America region, which was also implemented in Mexico in 2009, and which we believe has had a similar effect on the long-term net sales trend in Mexico. We also implemented in February 2015 rules that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). With our investment in product access points in Mexico over the past few years, field sales are no longer necessary for geographic reach within the country.  Field sales were particularly common in Mexico and this change has had a significant and adverse impact on sales in Mexico as Members revise their operations and purchasing habits accordingly.

The Government of Mexico issued a decree on March 26, 2015 that confirmed the imposition of value added tax (VAT) on the sale of nutritional supplements.  Thereafter, certain Herbalife products were restricted from importation under their current customs classification code which did not subject them to VAT at the border.  Since it is important that we have an ample supply of these products available for sale in Mexico, we are in the process of reformulating these products to fit into a different customs code that will subject them to VAT and thereby facilitate their importation into Mexico.  We expect a potential unfavorable sales impact in Mexico in the near future resulting from the addition of VAT to these products and the recent importation delay.

South and Central America

The South and Central America region reported net sales of $133.5 million and $295.2 million for the three and six months ended June 30, 2015, respectively. Net sales decreased $69.8 million, or 34.3%, and $152.8 million, or 34.1%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, including the impact of Venezuela’s Bolivar denominated net sales, net sales decreased 0.1% and increased 8.6% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The 34.3% decrease in net sales for the three months ended June 30, 2015 was primarily the result of fluctuations in foreign currency rates, inclusive of Venezuela foreign exchange devaluations, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 34.3% and 16.1%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 20.1% to net sales. The 34.1% decrease in net sales for the six months ended June 30, 2015 was primarily the result of fluctuations in foreign currency rates, inclusive of Venezuela foreign exchange devaluations, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 42.7% and 11.6%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 21.3% to net sales.

Although the region has continued to see the adoption and expansion of daily consumption DMOs, we believe the decline in  sales volume for the three and six months ended June 30, 2015, continuing a trend of declines begun in 2014 after growth in prior years, was a result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as the shift in focus to our longer-term sales leader qualification method described above for the North America region, which was also implemented in the South and Central American region in 2009, and which we believe has had a similar effect on the long-term net sales trend in the region.

In Brazil, the region’s largest market, net sales decreased $21.8 million, or 26.0%, and $46.8 million, or 24.8%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 1.9% and decreased 3.5% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $23.4 million and $40.1 million on net sales for the three and six months ended June 30, 2015, respectively. Brazil had a 5% price increase in March 2014 and a 6% increase in March 2015. Brazil’s net sales decrease for the three and six months ended June 30, 2015 was attributable largely to the foreign currency erosion, as well as sales volume decreases as sales leaders continue to adapt to Marketing Plan changes to encourage Members to take advantage of the longer-term sales leader qualification methods. These decreases were partially offset by the price increases mentioned above.

Net sales in Venezuela decreased $35.9 million, or 94.5%, and $83.2 million, or 90.2%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. For both the three and six months significant Bolivar-to-dollar exchange rate deterioration and sales volume declines were partially offset by the impact of price increases in the market.  In July 2014, Herbalife Venezuela increased its prices on certain products in response to an announcement by the Venezuelan government with respect to the calculation of Bolivar-denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. These price increases, other subsequent price increases on certain products over the remainder of 2014, and 100% price increases in each of March and April 2015 were implemented to better align product prices with the economic conditions of the market. During the second and third quarters of 2014, we remeasured our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. During the fourth quarter of 2014, we remeasured our net sales in Venezuela using the SICAD II rate. During February 2015, we began remeasuring our net sales in Venezuela using the SIMADI rate. We continue to monitor and assess our product pricing in Venezuela. See Liquidity and Capital Resources — Working Capital and Operating Activities below for further discussion of currency exchange rate issues in Venezuela and our evaluation of several options to reduce our economic exposure to this market.

EMEA

The EMEA region reported net sales of $193.8 million and $380.2 million for the three and six months ended June 30, 2015, respectively. Net sales decreased $33.5 million, or 14.7%, and $58.3 million, or 13.3%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 8.0% and 10.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The 14.7% decrease in net sales for the three months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 22.8%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 4.3% and 3.9%, respectively, to net sales. The 13.3% decrease in net sales for the three months ended June 30, 2015 was primarily the result of the effect of the strong U.S. Dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 24.2%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 8.5% and 3.4%, respectively, to net sales. The decrease in net sales for the three and six months ended June 30, 2015, after increases for the comparable periods in recent years, was greatest in Russia and the United Kingdom, but was also widespread across countries in the region primarily due to the adverse impact of foreign currency fluctuations. Local currency sales growth was achieved in a number of countries across the region.

Net sales in Russia decreased $14.1 million, or 35.0%, and $22.3 million, or 30.0%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 1.8% and increased 15.1% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $13.4 million and $33.5 million on net sales for the three and six months ended June 30, 2015, respectively. Product prices in Russia were increased 14% in March 2015 and 7% in June 2014.  We believe Russia’s underlying business remains strong as shown by the net sales growth for the six months ended June 30, 2015.  Russia’s Members have been early adopters of many of the concepts captured in our recent Marketing Plan changes, including the longer-term sales leader qualification methods, which we believe improves sustainability of sales leaders’ businesses.  Weakening of the Russia economy has had an adverse impact on sales in the market.  Net sales for the three months ended June 30, 2015 were also adversely affected by Members’ product purchases made ahead of an announced March 2015 price increase.

Net sales in Italy decreased $3.9 million, or 10.3%, and $6.0 million, or 8.4%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 11.1% and 12.4% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $8.2 million and $14.9 million on net sales for the three and six months ended June 30, 2015, respectively. We believe Italy’s net sales growth reflects the effectiveness of longer-term sales leader qualification methods.

Net sales in Spain decreased $2.8 million, or 11.6%, and $4.3 million, or 9.5%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 9.5% and 11.2% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $5.1 million and $9.4 million on net sales for the three and six months ended June 30, 2015, respectively.  Spain has continued to increase the number of Member access points.

Net sales in the United Kingdom decreased $5.6 million, or 28.3%, and $10.9 million, or 28.2%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 21.2% and 21.3% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $1.4 million and $2.6 million on net sales for the three and six months ended June 30, 2015, respectively. The United Kingdom had a price increase of 3% in June 2014. Following several years of significant growth the United Kingdom market has seen a decline. This is attributed to the impact of recent changes to the Marketing Plan, including reduction of the number of Volume Points required to be accumulated over a 12-month period for sales leader qualification to 4,000, to which Members continue to adapt. The underlying business metrics remain solid and the United Kingdom sales volumes have now increased, as measured by an increase in Volume Points, sequentially for two consecutive quarters.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $239.1 million and $481.9 million for the three and six months ended June 30, 2015, respectively. Net sales decreased $67.2 million, or 21.9%, and $104.8 million, or 17.9%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 16.5% and 13.3% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The 21.9% decrease in net sales for the three months ended June 30, 2015 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, and the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 15.3% and 5.4%, respectively.  These reductions to net sales were partially offset by price increases which contributed approximately 0.6% to net sales. The 17.9% decrease in net sales for the six months ended June 30, 2015 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, and the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 13.7% and 4.6%, respectively.  These reductions to net sales were partially offset by price increases which contributed approximately 0.8% to net sales. The decrease in net sales for the three and six months ended June 30, 2015 after  modest increases in net sales for the comparable quarters  in recent years and a more modest sales decrease in the comparable six month period of 2014, was led by a decline in South Korea. We believe sales declines in South Korea and elsewhere were the result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as the shift in focus to our longer-term sales leader qualification method described above for the North America region, which was also implemented in the Asia Pacific region in 2009, and which we believe has had a similar effect on the long-term net sales trend in the region.

Net sales in South Korea decreased $40.6 million, or 34.5%, and $67.8 million, or 31.2%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 30.1% and 27.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $5.1 million and $7.2 million on net sales for the three and six months ended June 30, 2015, respectively. South Korea has been negatively impacted by a shift in emphasis toward the longer-term sales leader qualification method, as well as other South Korea-specific Marketing Plan enhancements, while the market adapts to these changes. In June 2015, South Korea announced a price increase of approximately 2% to be implemented on July 1, 2015 which we believe resulted in increased net sales in June as members made purchases ahead of the price increase.

Net sales in India decreased $1.5 million, or 3.8%, and increased $0.8 million, or 1.0%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 2.0% and 4.3% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $2.3 million and $2.6 million on net sales for the three and six months ended June 30, 2015, respectively.  We have increased product access within the India market and supported the adoption of daily consumption DMOs, including the Nutrition Club. Early implementation of first order limitations and the shift of focus to towards longer-term sales leader qualification methods had a positive effect on sales leader ordering and retention.

Net sales in Taiwan decreased $2.7 million, or 8.0%, and $3.6 million, or 5.3%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 5.8% and 2.2% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $0.8 million and $2.1 million on net sales for the three and six months ended June 30, 2015, respectively. Taiwan had a 2.5% price increase in July 2014. Taiwan volumes have been negatively impacted as the market adapts to a shift in emphasis towards longer-term sales leader qualification methods.

Net sales in Indonesia decreased $9.6 million, or 30.5%, and $16.7 million, or 27.1%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 21.5% and 19.5% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $2.9 million and $4.7 million on net sales for the three and six months ended June 30, 2015, respectively. Indonesia has been negatively impacted as the market adapts to a shift towards longer-term sales leader qualification methods.

Net sales in Malaysia decreased $6.6 million, or 40.5%, and $12.3 million, or 34.1%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales decreased 32.7% and 26.7% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $1.3 million and $2.7 million on net sales for the three and six months ended June 30, 2015, respectively. The market continues to be negatively impacted as it adapts to Marketing Plan changes such as first order limitations and field sales restrictions.

China

Net sales in China were $236.7 million and $400.9 million for the three and six months ended June 30, 2015, respectively. Net sales increased $66.6 million, or 39.2%, and $95.0 million, or 31.1%, for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. In local currency, net sales increased 38.7% and 31.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.  The net sales increases for the three and six months ended June 30, 2015 were primarily the result of increases in sales volume, as measured by an increase in Volume Points, which contributed approximately 38.4% and 32.5%, respectively.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, including Nutrition Clubs, aided by a Customer Loyalty program which was launched during 2013. We continue to enhance product access in China through the online ordering channel, which is supported by an expanding distribution and delivery network.

Sales by Product Category

	Three Months Ended June 30,
	2015					2014
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,193.2	$(488.8)	$704.4	$47.7	$752.1	$1,362.5	$(588.2)	$774.3	$69.2	$843.5	(10.8%)
Targeted Nutrition	414.0	(169.6)	244.4	16.6	261.0	462.3	(199.6)	262.7	23.4	286.1	(8.8%)
Energy, Sports and Fitness	99.4	(40.7)	58.7	3.9	62.6	111.2	(47.9)	63.3	5.6	68.9	(9.1%)
Outer Nutrition	50.8	(20.8)	30.0	2.0	32.0	75.9	(32.8)	43.1	3.9	47.0	(31.9%)
Literature, Promotional and Other(1)	51.3	1.2	52.5	2.1	54.6	56.1	1.8	57.9	2.8	60.7	(10.0%)
Total	$1,808.7	$(718.7)	$1,090.0	$72.3	$1,162.3	$2,068.0	$(866.7)	$1,201.3	$104.9	$1,306.2	(11.0%)

	Six Months Ended June 30,
	2015					2014
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$2,327.9	$(969.8)	$1,358.1	$97.9	$1,456.0	$2,676.0	$(1,163.7)	$1,512.3	$138.8	$1,651.1	(11.8%)
Targeted Nutrition	820.1	(341.7)	478.4	34.5	512.9	924.1	(401.9)	522.2	47.9	570.1	(10.0%)
Energy, Sports and Fitness	196.2	(81.7)	114.5	8.2	122.7	219.7	(95.5)	124.2	11.4	135.6	(9.5%)
Outer Nutrition	107.9	(45.0)	62.9	4.5	67.4	140.5	(61.1)	79.4	7.3	86.7	(22.3%)
Literature, Promotional and Other(1)	101.9	2.5	104.4	4.3	108.7	116.2	3.1	119.3	6.0	125.3	(13.2%)
Total	$3,554.0	$(1,435.7)	$2,118.3	$149.4	$2,267.7	$4,076.5	$(1,719.1)	$2,357.4	$211.4	$2,568.8	(11.7%)

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category
(2)	Retail Sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for all product categories decreased for the three and six months ended June 30, 2015 as compared to the same periods in 2014. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $933.0 million and $1,823.0 million for the three and six months ended June 30, 2015, respectively, as compared to $1,049.0 million and $2,060.5 million for the same period in 2014, representing a decrease of $116.0 million or 11.1% and $237.5 million or 11.5%, respectively.  As a percentage of net sales, gross profit for the three months ended June 30, 2015 remained unchanged at 80.3% and for the six months ended June 30, 2015 increased to 80.4% as compared to 80.2% in the same period in 2014, or a favorable net increase of 20 basis points. For the three months ended June 30, 2015, the favorable impact of retail price increases of 94 basis points primarily related to the price increases in Venezuela, cost savings through sourcing optimization and self-manufacturing of 30 basis points and country mix of 38 basis points were offset by the unfavorable impact of inventory write-downs of 94 basis points and foreign currency fluctuations of 80 basis points primarily related to the currency devaluation in Venezuela.  The 20 basis point net increase for the six months ended June 30, 2015 included the favorable impact of retail price increases of 106 basis points primarily related to the price increases in Venezuela, partially offset by the unfavorable impact of foreign currency fluctuations of 95 basis points primarily related to the currency devaluation in Venezuela. Generally, the gross profit as percentage of net sales may vary from period to period due to the impact from foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through sourcing optimization and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $318.7 million and $641.7 million for the three and six months ended June 30, 2015, respectively, as compared to $390.8 million and $772.5 million for the same periods in 2014. Royalty overrides as a percentage of net sales was 27.4% and 28.3% for the three and six months ended June 30, 2015, respectively, as compared to 29.9% and 30.1% for the same periods in 2014. The decrease of royalty overrides as a percentage of net sales was primarily due to the higher growth of our China business relative to that of our worldwide business. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, this royalty overrides percentage may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $470.5 million and $901.9 million for the three and six months ended June 30, 2015, respectively, as compared to $461.9 million and $964.0 million for the same periods in 2014. Selling, general and administrative expenses as a percentage of net sales were 40.5% and 39.8% for the three and six months ended June 30, 2015, respectively, as compared to 35.4% and 37.5% for the same periods in 2014.

The increase in selling, general and administrative expenses for the three months ended June 30, 2015 was driven by $33.6 million in higher service fees to China independent service providers related to sales growth in China; $4.9 million in higher net foreign exchange losses, which includes $5.4 million in foreign exchange loss resulting from Euro/U.S. dollar exposure primarily related to intercompany balances;  partially offset by $5.1 million in lower travel expenses due to cost control initiatives; $9.3 million in lower Member promotion and event costs; and $6.7 million in lower professional fees.

The decrease in selling, general and administrative expenses for the six months ended June 30, 2015 was primarily due to $65.2 million in lower net foreign exchange losses, which included $32.9 million net foreign exchange losses in 2015 related to the remeasurement of our Bolivar-denominated monetary assets and liabilities at the SIMADI rate, as compared to the $86.3 million net foreign exchange loss during the same period in 2014 related to the remeasurement of our Bolivar-denominated monetary assets and liabilities at the SICAD I rate (See Liquidity and Capital Resources — Working Capital and Operating Activities for further discussion of currency exchange rate issues in Venezuela) and also included $7.5 million in foreign exchange gain resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; $10.7 million in lower travel expenses due to cost control initiatives; $13.4 million in lower Member promotion and event costs; $10.3 million in lower professional fees; partially offset by $50.6 million in higher service fees to China independent service providers related to sales growth in China.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended June 30, 2015 and 2014, we recorded approximately $7.1 million and $8.0 million, respectively, of expenses related to this matter, which includes approximately $6.5 million and $7.2 million, respectively, of legal, advisory and other professional service fees. For the six months ended June 30, 2015 and 2014, we recorded approximately $11.4 million and $12.3 million, respectively, of expenses related to this matter, which includes approximately $10.4 million and $11.2 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in millions)
Interest expense	$24.8	$24.2	$48.2	$41.9
Interest income	(1.1)	(2.8)	(3.0)	(5.5)
Net interest expense	$23.7	$21.4	$45.2	$36.4

The increase in net interest expense for the six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to our issuance of $1.15 billion senior convertible notes in February 2014, including both cash and non-cash interest expense, discussed in Liquidity and Capital Resources below.

Other expense, net

Other expense, net was $2.3 million for the six months ended June 30, 2015 as compared to $3.2 million for the same period in 2014. Other expense, net as a percentage of net sales was 0.1% for the six months ended June 30, 2015 and 2014. The decrease in other expense, net, for the six months ended June 30, 2015, as compared to the same period in 2014, was due to lower other than temporary impairment losses recognized during the six months ended June 30, 2015 as compared to the same period in 2014 related to our investments in Bolivar-denominated bonds.

Income Taxes

Income taxes were $37.3 million and $70.9 million for the three and six months ended June 30, 2015, respectively, as compared to $55.4 million and $90.2 million for the same periods in 2014, respectively. The effective income tax rate was 31.1% and 30.6% for the three and six months ended June 30, 2015, respectively, as compared to 31.6% and 31.7% for the same periods in 2014, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2015, as compared to the same periods in 2014, was primarily due to an increase in net benefits from discrete events, partially offset by the impact of changes in the geographic mix of our income.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our previous and ongoing share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $749.6 million cash and cash equivalents and our senior secured credit facility in addition to cash flow from operations, can be used to support general corporate purposes, including, capital expenditures, share repurchases, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2015 and December 31, 2014.

For the six months ended June 30, 2015, we generated $358.7 million of operating cash flow, as compared to $347.6 million for the same period in 2014. The increase in our operating cash flow was the result of net favorable changes in operating assets and liabilities, partially offset by lower net income and lower non-cash items. The change in operating assets and liabilities was primarily the result of changes in prepaid expenses and other current assets which included lower prepayments resulting from financing an annual system support contract, lower payments to renew an annual insurance policy and lower prepaid non-income taxes; and changes in accrued expenses and accrued compensation primarily related to lower employee bonus payments. The lower non-cash items were primarily due to the net decrease in foreign exchange and impairment losses related to Venezuela.

Capital expenditures, including accrued capital expenditures, for the six months ended June 30, 2015 and 2014 were $31.6 million and $89.3 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, management information systems, initiatives to develop web-based Member tools, and the expansion of our warehouse and sales centers. We expect to incur total capital expenditures of approximately $110 million to $130 million for the full year of 2015.

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

Senior Secured Credit Facility

We currently have a senior secured credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders which consists of a credit facility and a term loan, or the Term Loan. In May 2015, we amended our Credit Facility and our $700 million borrowing capacity on our revolving credit facility was reduced by approximately $235.9 million, and will be further reduced by approximately $39.1 million on September 30, 2015, bringing the total expected available borrowing capacity on our revolving credit facility to $425.0 million as of September 30, 2015. Our revolving credit facility matures on March 9, 2017 and our Term Loan expires on March 9, 2016.  During May 2015, pursuant to the amendment and upon execution, we made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. We will make regular scheduled payments for the Term Loan consisting of both principal and interest components. The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility, as amended, also restricts our ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of June 30, 2015 and December 31, 2014, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2015, we repaid a total amount of $25.0 million under the Credit Facility. During the three months ended June 30, 2015, we repaid a total amount of $135.3 million under the Credit Facility. Our cash and cash equivalents provided by our borrowings provide us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of June 30, 2015 and December 31, 2014, the U.S. dollar amount outstanding under the Credit Facility was $689.7 million and $850.0 million, respectively. Of the $689.7 million U.S. dollar amount outstanding under the Credit Facility as of June 30, 2015, $279.7 million was outstanding on the Term Loan and $410.0 million was outstanding on the revolving credit facility. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2015 and December 31, 2014 under the Credit Facility. On June 30, 2015 and December 31, 2014, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.74% and 3.04%, respectively.

See Note 4, Long-Term Debt to the Condensed Consolidated Financial Statements for a further discussion on our Credit Facility.

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

Off-Balance Sheet Arrangements

At June 30, 2015 and December 31, 2014, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The Credit Facility permits payments of dividends up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for a further discussion on dividend restrictions.

There were no dividends declared and paid during the three months ended June 30, 2015 and 2014. There were no dividends declared and paid during the six months ended June 30, 2015. The aggregate amount of dividends declared and paid during the six months ended June 30, 2014 was $30.4 million.

Share Repurchases

Our board of directors has authorized a $1.5 billion share repurchase program that will expire on June 30, 2017. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by us as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for a further discussion on share repurchase restrictions.

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

During the three months ended March 31, 2014, the Company effectively repurchased approximately 9.9 million of its common shares through the Forward Transactions at an aggregate cost of approximately $685.8 million or an average cost of $69.02 per share and they are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the three months ended June 30, 2014, the Company repurchased approximately 9.8 million of its common shares through open market purchases and under the Repurchase Agreement, at an aggregate cost of approximately $581.3 million or an average cost of $59.41 per share. During the three and six months ended June 30, 2015, the Company did not repurchase any of its common shares through open market purchases. As of June 30, 2015, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Working Capital and Operating Activities

As of June 30, 2015 and December 31, 2014, we had positive working capital of $363.2 million and $518.6 million, respectively, or a decrease of $155.4 million. This decrease was primarily due to the increase in the current portion of long-term debt as $279.7 million of the Credit Facility primarily relating to the term loan will be paid by March 9, 2016 and a decrease in inventory; partially offset by an increase in cash and cash equivalents.

We expect that cash and funds provided from operations, available borrowings under the Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility, for the next twelve months and thereafter. In May 2015, the Company amended the Credit Facility as described further in Note 4, Long-Term Debt.

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

Venezuela

Currency Restrictions

Herbalife Venezuela currently imports its products into Venezuela. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, our Bolivar-denominated cash and cash equivalents have continued to accumulate, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for our Venezuela business, with high inflation, price controls, and the risk that the government will further devalue the Bolivar. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

We plan to utilize the official rates to the extent allowable under Venezuelan government restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, these alternative legal exchange mechanisms or less favorable official exchange mechanisms could cause us to recognize additional foreign exchange losses if they are less favorable than the SIMADI rate. If unfavorable rates are used to remeasure Herbalife Venezuela’s financial statements in future periods and the extent to which we can increase local prices is restricted, this could negatively impact our future operating income and have an adverse impact on our Venezuelan business. Our ability to access the CENCOEX rate, SICAD rate, SIMADI rate, or any other future official exchange rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela. At June 30, 2015, the SIMADI rate was 198 Bolivars per U.S. dollar.

As described in Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements, we adopted the SIMADI exchange rate during the first quarter of 2015 which was used to remeasure our Venezuelan subsidiary’s financial statements at March 31, 2015. We recognized $32.6 million in foreign exchange losses in selling, general & administrative expenses and $1.4 million of inventory write downs in cost of sales within our condensed consolidated statement of income for the three months ended March 31, 2015 related to the remeasurement of our Venezuelan subsidiary’s financial statements. The Company recognized $0.3 million in foreign exchange losses in selling, general & administrative expenses and $0.3 million of inventory write downs in cost of sales within its condensed consolidated statement of income for the three months ended June 30, 2015 related to the remeasurement of Herbalife Venezuela’s financial statements.

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

Herbalife Venezuela’s net sales represented less than 1% and approximately 4% of our consolidated net sales for the six months ended June 30, 2015 and 2014, respectively, and its total assets represented approximately 1% and 2% of our consolidated total assets as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the majority of Herbalife Venezuela’s total assets consisted of Bolivar-denominated cash and cash equivalents.

See the 2014 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q, for information on our contingencies as of June 30, 2015.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2015, we sold products in 91 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for both the three and six months ended June 30, 2015 and 2014.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $49.2 million and $41.6 million to present them at their lower of cost or market in our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of June 30, 2015 and December 31, 2014, we had goodwill of approximately $97.0 million and $102.2 million, respectively. As of both June 30, 2015 and December 31, 2014, we had marketing related intangible assets of approximately $310.0 million. The decrease in goodwill during the six months ended June 30, 2015 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2015 and 2014.

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

We account for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes, or ASC 740, which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2015 and December 31, 2014, the aggregate notional amounts of these contracts outstanding were approximately $133.6 million and $225.3 million, respectively. At June 30, 2015, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ deficit, and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ deficit, and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of June 30, 2015, we recorded assets at fair value of $8.9 million and liabilities at fair value of $0.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2014, we recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and six months ended June 30, 2015 and 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two months as of June 30, 2015 and December 31, 2014.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At June 30, 2015
Buy Chinese yuan sell Euro	6.97	$8.1	$—
Buy Chinese yuan sell U.S. dollar	6.38	82.3	1.7
Buy Euro sell Australian dollar	1.44	6.2	—
Buy Euro sell Canadian dollar	1.38	0.9	—
Buy Euro sell Chinese yuan	6.96	23.2	(0.3)
Buy Euro sell Colombian peso	2,676.14	2.1	0.2
Buy Euro sell Hong Kong dollar	8.66	0.7	—
Buy Euro sell Indonesian rupiah	15,020.38	3.7	—
Buy Euro sell Mexican peso	17.21	113.1	3.6
Buy Euro sell Malaysian ringgit	4.19	2.1	—
Buy Euro sell Peruvian nuevo sol	3.56	1.0	—
Buy Euro sell Philippine peso	50.88	2.4	—
Buy Euro sell Romanian lei	4.49	0.3	—
Buy Euro sell Russian ruble	63.04	4.9	—
Buy Euro sell U.S. dollar	1.13	24.7	(0.4)
Buy British pound sell Euro	0.71	3.9	—
Buy Indonesian rupiah sell USD	13,816.00	4.0	—
Buy Kazakhstani tenge sell U.S. dollar	217.55	1.6	0.2
Buy Mexican peso sell Euro	17.66	45.3	—
Buy Malaysian ringgit sell U.S. dollar	3.74	2.4	—
Buy Norwegian krone sell U.S. dollar	7.92	1.3	—
Buy Russian ruble sell Euro	56.97	3.1	(0.2)
Buy Swedish krona sell U.S. dollar	8.46	1.9	—
Buy Taiwan dollar sell U.S. dollar	30.77	14.6	—
Buy U.S. dollar sell Brazilian real	3.18	18.3	0.5
Buy U.S. dollar sell Colombian peso	2,559.32	6.1	0.1
Buy U.S. dollar sell Euro	1.17	157.7	6.1
Buy U.S. dollar sell South Korean won	1,111.87	11.7	0.1
Buy U.S. dollar sell Polish zloty	3.77	0.5	—
Total forward contracts		$548.1	$11.6

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2015 and December 31, 2014, the total amount of our foreign subsidiary cash was $361.4 million and $440.8 million, respectively, of which $11.8 million and $8.3 million, respectively, was invested in U.S. dollars. At June 30, 2015 and December 31, 2014, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $388.2 million and $204.6 million, respectively.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of Herbalife Venezuela to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rates from the Venezuelan government. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

Interest Rate Risk

As of June 30, 2015, the aggregate annual maturities of the Credit Facility were expected to be $50.0 million for the remainder of 2015, $229.7 million for 2016, and $410.0 million for 2017. The fair value of the Credit Facility approximated its carrying value of $689.7 million as of June 30, 2015.The fair value of the Credit Facility approximated its carrying value of $850.0 million as of December 31, 2014. The Credit Facility bears a variable interest rate, and on June 30, 2015 and December 31, 2014, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 2.74% and 3.04%, respectively. As of June 30, 2015, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $850.8 million and the carrying value was $979.5 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $6.9 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;
•	our inability to obtain the necessary licenses to expand our direct selling business in China;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	restrictions imposed by covenants in our credit facility;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

We are subject to rules of the Food and Drug Administration, or FDA, for current good manufacturing practices, or cGMPs, for the manufacture, packing, labeling and holding of dietary supplements and over-the-counter drugs distributed in the United States. Herbalife has implemented a comprehensive quality assurance program that is designed to maintain compliance with the cGMPs products manufactured by or on behalf of Herbalife for distribution in the United States. However, if Herbalife should be found not to be in compliance with cGMPs for the products we self-manufacture, it could negatively impact our reputation and ability to sell our products even after any such situation had been rectified. Further, if contract manufacturers whose products bear Herbalife labels fail to comply with the cGMPs, this could negatively impact Herbalife’s reputation and ability to sell its products even though Herbalife is not directly liable under the cGMPs for such compliance. In complying with the dietary supplement cGMPs, we have experienced increases in production costs as a result of the necessary increase in testing of raw ingredients, work in process and finished products.

Since late 2012, a hedge fund manager has made and continues to make allegations regarding the Company and its network marketing program. We believe these allegations are without merit and are vigorously defending ourselves against such claims, including proactively reaching out to governmental authorities about what we believe is manipulative activity with respect to our securities. Because of these allegations, we and others have received and may receive additional regulatory and governmental inquiries. For example, we have previously disclosed inquiries from the FTC, Securities and Exchange Commission and other governmental authorities. The Department of Justice recently sought information from us certain of our Members and others regarding allegations being made about our business practices and our Members. In the future, these and other governmental authorities may determine to seek information from us and other persons relating to these same or other allegations. If we believe any governmental or regulatory inquiry or investigation is or becomes material, it will be disclosed individually. Consistent with our policies, we have cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

The ambiguity surrounding these laws can also affect the public perception of the Company. Specifically, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general and may adversely affect our share price.

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

Approximately 82% of our net sales for the year ended December 31, 2014 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate. If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of further impairments. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms or less favorable official exchange mechanisms which are significantly less favorable than the SIMADI rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If we are unsuccessful in implementing any financially and economically viable strategies including local manufacturing, we may be required to fundamentally change our business model or suspend or cease operations in Venezuela. If any of these events were to occur, it could result in a significant negative impact on our consolidated earnings, cash and cash equivalents and present and future cash flows. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, within this Quarterly Report on Form 10-Q, and Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q for further information on foreign currency restrictions and significant foreign exchange losses recognized in our consolidated financial statements relating to Venezuela.

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

In addition, this agreement with our Members provides that we will not make any material changes adverse to our Members to certain aspects of our marketing plan without the approval described below. For example, our agreement with our Members provides that we may increase, but not decrease, the discount percentages available to our Members for the purchase of products or the applicable royalty override percentages, and production and other bonus percentages available to our Members at various qualification levels within our Member hierarchy. We may not modify the eligibility or qualification criteria for these discounts, royalty overrides and production and other bonuses unless we do so in a manner to make eligibility and/or qualification easier than under the applicable criteria in effect as of the date of the agreement. Our agreement with our Members further provides that we may not vary the criteria for qualification for each Member tier within our Member hierarchy, unless we do so in such a way so as to make qualification easier.

Although we reserved the right to make these changes to our marketing plan without the consent of our Members in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, we may initiate other changes that are adverse to our Members based on an assessment of what will be best for the Company and its Members. Under the agreement with our Members, these other adverse changes would then be submitted to our Member leadership for a vote and would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. Therefore, while we believe that this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business, there can be no assurance that our agreement with our Members will not restrict our ability to adapt our marketing plan to the evolving requirements of the markets in which we operate. As a result, our growth may be limited.

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

Our product supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally we have approximately 50 product suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders, Nature’s Bounty (U.S.) for meal replacements and nutritional supplements, and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally we use contract manufacturers in India, Brazil, Korea, Japan, Taiwan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of fructose, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

In February 2014, we issued convertible notes due on August 15, 2019, or the Convertible Notes, in the aggregate principal amount of $1.15 billion. At maturity, we will have to pay the holders of the Convertible Notes the full aggregate principal amount of the Convertible Notes then outstanding.

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

The Convertible Notes, until May 15, 2019, are convertible into common shares only if specified conditions are met and thereafter convertible at any time, at the option of the holder. We have reserved common shares for issuance upon conversion of the Convertible Notes. Upon conversion, the principal amount is due in cash, and to the extent that the conversion value exceeds the principal amount, the difference is due in common shares. While we have entered into capped call transactions to effectively increase the conversion of the Convertible Notes and lessen the risk of dilution to shareholders upon conversion, if the market price of our common shares, as measured under the terms of the capped call transactions, exceeds the cap price of the capped call transactions, the number of our common shares we receive upon exercise of the capped call transactions will be capped. In that case, there would be dilution in respect of our common shares, because the number of our common shares or amounts of cash that we would owe upon conversion of the Convertible Notes in excess of the principal amount of converted Convertible Notes would exceed the number of common shares that we would be entitled to receive upon exercise of the capped call transactions, which would cause a dilutive effect that could cause our share price to go down. If any or all of the Convertible Notes are converted into common shares, our existing shareholders will experience immediate dilution of voting rights and our common share price may decline. Furthermore, the perception that such dilution could occur may cause the market price of our common shares to decline.

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

As a multinational corporation, operating in many countries including the United States, we are subject to transfer pricing and other tax regulations designed to ensure that our intercompany transactions are consummated at prices that have not been manipulated to produce a desired tax result, that appropriate levels of income are reported as earned by our United States or local entities, and that we are taxed appropriately on such transactions. In addition, our operations are subject to regulations designed to ensure that appropriate levels of customs duties are assessed on the importation of our products. We are currently subject to pending or proposed audits that are at various levels of review, assessment or appeal in a number of jurisdictions involving transfer pricing issues, income taxes, customs duties, value added taxes, withholding taxes, sales and use and other taxes and related interest and penalties in material amounts. In some circumstances, additional taxes, interest and penalties have been assessed and we will be required to pay the assessments or post surety, in order to challenge the assessments.

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

We believe that we are currently not a “controlled foreign corporation” for U.S. federal income tax purposes. However, this conclusion depends upon whether United States persons or entities who own 10% or more of the total combined voting power (10% shareholders”) own in the aggregate more than 50% of (i) the total combined voting power, or (ii) the total value of all our stock. In determining voting power, in addition to voting stock any special voting rights to appoint directors, whether by law, agreement or other arrangement, may also be taken into account. For purposes of applying the voting and value tests, certain constructive ownership rules apply, which attribute ownership among certain family members and certain entities and their owners. These rules may also attribute ownership of our stock to a person or entity that is entitled to acquire our stock pursuant to an option, such as the holders of our Convertible Notes. These constructive ownership rules are very complex and their application to specific circumstances is subject to uncertainty.

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

Several years ago, a number of states restricted the sale of dietary supplements containing botanical sources of ephedrine alkaloids and on February 6, 2004, the FDA banned the use of such ephedrine alkaloids. Until late 2002, we had sold Thermojetics® original green herbal tablets, Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets, all of which contained ephedrine alkaloids. Accordingly, we run the risk of product liability claims related to the ingestion of ephedrine alkaloids contained in those products.  We have been in the past, and may be in the future, named as a defendant in product liability lawsuits seeking to link the ingestion of certain of the aforementioned products to subsequent alleged medical problems suffered by plaintiffs.  There can be no assurance that we will prevail if we are named as a defendant in the future to product liability lawsuits related to the ingestion of ephedrine alkaloids contained in those products.

Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2013 Revision) (the “Companies Law”), and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States due to the comparatively less developed nature of Cayman Islands law in this area.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) During the three and six months ended June 30, 2015, we did not repurchase any of our common shares through open market purchases. As of June 30, 2015, the remaining authorized capacity under our share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions. The Company’s share repurchase program will expire on June 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(o)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(k)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(k)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(o)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(f)

10.9 #	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(f)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(f)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(f)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(h)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis	(h)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(h)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(h)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(i)

10.17#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(i)

10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(i)

10.19#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(i)

10.20#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(n)

Exhibit Number	Description	Reference
10.21#	Form of Independent Directors Stock Appreciation Right Award Agreement	(o)

10.22#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(o)

10.23#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	*

10.24#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(d)

10.25#	Amended and Restated Non-Management Directors Compensation Plan	*

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	*

10.27#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(e)

10.28#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(e)

10.29

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(f)

10.30

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(h)

10.31#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(g)

10.32

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(j)

10.33	Form of Forward Share Repurchase Confirmation	(k)

10.34	Form of Base Capped Call Confirmation	(k)

10.35	Form of Additional Capped Call Confirmation	(k)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(k)

10.37

Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(l)

10.38#	Herbalife Ltd. 2014 Stock Incentive Plan.	(m)

10.39	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(n)

10.40

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

(o)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

Exhibit Number	Description	Reference

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on December 29, 2010 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(e)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(f)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(g)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(h)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(i)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(j)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(k)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(l)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(m)	Previously filed on May 8, 2014 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-195798) and is incorporated herein by reference.
(n)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(o)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: August 5, 2015