Form 10-K
period 2015-12-31
HERBALIFE LTD.
filed 2016-02-25
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 92,673,603 common shares outstanding as of February 18, 2016. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $1,167 million as of June 30, 2015, based upon the last reported sales price on the New York Stock Exchange on that date of $55.09.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2015, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;
•	our inability to obtain the necessary licenses to expand our direct selling business in China;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our international operations;
•	restrictions imposed by covenants in our credit facility;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;
•	taxation relating to our Members;
•	product liability claims;

•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

GENERAL

We are a global nutrition company founded in 1980 that develops and sells weight management, healthy meals and snacks, sports and fitness, energy and targeted nutritional products as well as personal care products. As of December 31, 2015, we sold our products in 93 countries. We believe the enhanced consumer awareness and the demand for our products due to the global obesity epidemic coupled with the effectiveness of network marketing have been the primary reasons for our success throughout our 36-year operating history.

We believe that direct-selling is ideally suited to marketing our products because sales of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are strengthened by ongoing personal contact and support, coaching and education between Members and their customers towards a healthy and active lifestyle.

PRODUCT OVERVIEW

For 36 years, our science-based products have helped Members and their customers from around the world lose weight, improve their health and experience life-changing results. As of December 31, 2015, for the product categories weight management, targeted nutrition, energy, sports & fitness, and outer nutrition, we marketed and sold over 140 products encompassing over 5,000 SKUs globally. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers. We categorize our products into five groups: weight management, targeted nutrition, energy, sports & fitness, outer nutrition, and literature, promotional and other. For 2015, 2014 and 2013, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales.

The following table summarizes our products by product category.

	Percent of Net Sales
Product Category	2015	2014	2013	Description	Representative Products
Weight Management
	64.1%	64.1%	63.5%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Prolessa™ Duo and Protein Bars
Targeted Nutrition
	22.7%	22.3%	23.0%	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Aloe Concentrate, Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, COQ10 Plus
Energy, Sports & Fitness
	5.6%	5.3%	5.3%	Products that support a healthy active lifestyle	Herbalife24 product line, Liftoff® energy drink, H3O™ hydration drink
Outer Nutrition
	3.0%	3.6%	3.3%	Facial skin care, body care, and hair care	Herbalife SKIN line, Skin Activator® anti-aging line, Herbal Aloe Bath and Body Careline, NouriFusion® multivitamin skin care line, Radiant C antioxidant skin care line
Literature, Promotional and Other
	4.6%	4.7%	4.9%	Start-up kits, sales tools, and educational materials	Herbalife Member Packs, BizWorks

PRODUCT DEVELOPMENT & INTELLECTUAL PROPERTY

We are committed to providing the highest-quality, science-based products to help our consumers achieve what we refer to as a “healthy, active lifestyle” in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and outer nutrition. We rely on the scientific contributions from members of our Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. We also utilize the expertise of several international universities and key ingredient suppliers to review, evaluate and formulate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with Member leadership to successfully develop and launch the product. We aim to have at least one major product launch each year, timed around our major regional Member education and training events. These launches generally target specific product categories and markets we deem strategic to our business.

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

We use the umbrella trademarks Herbalife® and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. As of December 31, 2015, we had over 2,000 trademark registrations worldwide. We consider our trademarks and trade names to be an important factor in our business.

GEOGRAPHIC PRESENCE

As of December 31, 2015, we conducted business in 93 countries throughout the world. The top ten countries worldwide represented approximately 74.3%, 73.1%, and 73.4% of our net sales in 2015, 2014, and 2013, respectively. In the countries where we conduct business, we typically maintain a physical presence and provide sales, marketing, call center, logistics and distribution services. Globally our products can be accessed at over 1,500 locations. We distribute our products through our distribution and sales centers and certain retail partners.

Our operating segments are based on geographical operations in six regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East and Africa), Asia Pacific and China. The following table shows net sales by geographic region.

	Net Sales				Number of
	Year Ended December 31,			Percent of	Countries
Geographic Region	2015	2014	2013	Total Net Sales 2015	December 31 2015
	(In millions)
North America	$879.5	$926.8	$908.0	19.7%	5
Mexico	479.9	567.9	562.4	10.7%	1
South & Central America	569.7	826.4	973.5	12.8%	17
EMEA	755.1	843.1	735.2	16.9%	54
Asia Pacific	938.6	1,130.1	1,174.6	21.0%	15
China	846.2	664.3	471.6	18.9%	1
Worldwide	$4,469.0	$4,958.6	$4,825.3	100.0%	93

For financial data by segment see Note 10, Segment Information, to the Consolidated Financial Statements.

MANUFACTURING, WAREHOUSING AND DISTRIBUTION

Our objective is to provide the highest quality products to our Members and their customers. We seek to accomplish this goal through execution of our “seed to feed” strategy that includes significant investments in quality assurance, scientific personnel, product testing, and increasing the amount of self-manufacturing of our top products. Our seed to feed strategy is rooted in using quality ingredients from traceable sources coupled with the vertical manufacturing of our most popular products. For our botanical products, our seed to feed strategy also includes self-manufacturing of our teas and herbal ingredients. Our procurement activities now stretch back to the farms and will include the complete self-processing of teas and botanicals into finished raw materials.

The foundation for high quality products is the quality of the ingredients. Ingredients are sourced from companies that are large and reputable suppliers in their respective field. For example, soy, our number one ingredient, is sourced from DuPont (formerly Solae) and ADM. Our vitamins, minerals and other key ingredients come from companies such as DSM (formerly Roche Vitamins) and BASF. Other key suppliers include Tate & Lyle, DuPont (formerly Danisco), Kyowa Hakko, and Naturex. In addition to our own modern quality processes, sourcing from these suppliers also provides integrity to our ingredients by utilizing similar quality processes, equipment, expertise and traceability provided by these leading ingredients companies.

The next key component of our seed to feed strategy involves the high quality manufacturing of these ingredients into finished products, including vertical manufacturing. In addition to self-manufacturing, we purchase products from third-party manufacturers which account for a substantial amount of our product purchases. During 2015, we purchased approximately 28% of our products from our top three third-party manufacturers. We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process. Our current strategy is to continue expanding our self-manufacturing. We accelerated this initiative with the 2009 acquisition of Micelle Labs in Lake Forest, California and renovating the facility into a high-output, high-quality powder and liquid manufacturer. We call this facility the Herbalife Innovation and Manufacturing Facility (or “HIM”) Lake Forest. We have taken similar steps to support our China market, with our HIM Suzhou facility which began operation in 1999. In 2014, we also executed a lease in Nanjing, China in order to increase our future manufacturing capacity in China and we expect to invest in developing the facility over the next few years. In May of 2014, after spending 17 months renovating the 800,000 square foot former Dell computer assembly facility, we began production at the HIM Winston-Salem facility. This is now the Company’s largest manufacturing facility and will produce powders, liquids and teas. Together, these facilities produce approximately 50% of our products sold worldwide. Once the HIM Winston-Salem facility is fully operational, we estimate that 60%-65% of our worldwide product sales will be self-manufactured in our HIM facilities around the world. In our U.S. Company-owned facilities, which produce for the U.S., and over 50 international markets, we operate and test to the U.S. Food and Drug Administration, or FDA’s strict dietary supplement current Good Manufacturing Practices (cGMPs), even though many of the products being manufactured are classified as food products that are generally subject to less stringent manufacturing standards. For those products not manufactured at HIM facilities, which are typically exported, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above; use of reputable, cGMP-compliant manufacturing partners; a significant supplier qualification and annual audit program; and significant product quality testing.

In addition to ensuring the highest quality ingredients and building the quality into the finished products, we test our incoming raw materials for compliance to potency, identity and adherence to strict specifications, and our finished products are analyzed for label claim and microbiological purity thereby verifying product safety and shelf life in the market. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the U.S. and China. We have major quality control labs in Southern California, Winston-Salem, North Carolina, Suzhou, China and our Worldwide Quality Center of Excellence in Changsha, China which tests products made at non-HIM facilities, even though they are already tested at audited contract manufacturer labs or third party labs. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. We employ over 450 professionals performing science or technical related functions, which includes product development, quality control, and scientific and regulatory affairs around the world.

The final part of our seed to feed strategy is delivering the high-quality product to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, our strategy is to provide more product access points closer to our Members and their customers. We operate distribution points ranging from “hub” distribution centers, or DCs, in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries which include Mexico and South Korea, to small pickup locations spread throughout the world. In addition to these Company-run distribution points, Herbalife partners with retail locations to provide Member pickup points in areas which are not well serviced from Herbalife-run distribution points. In aggregate, our Company-run distribution points and partner retail locations represent over 1,500 locations around the world. We are also experimenting with automated sales kiosks that will provide additional access points to our products. As many of our products can be temperature sensitive, we monitor our DCs for temperature and humidity and often will use shipping tags which monitor these parameters on certain shipment lanes and provide information to help make adjustments to shipping mode or packaging components to ensure the quality of the product being delivered to a Herbalife Distribution Center.

COMPETITION

The categories of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are very competitive in many channels including those of direct selling, the internet, in specialty retailers and the discounted channels of food, drug and mass merchandise. Herbalife has differentiated itself from the peer group through our Member focus on the consultative sales process through product education and the frequent and sometimes daily contact and support that many Members have with their customers. From a competitive stand point, there are many providers and sales outlets of weight management products including quick-service restaurants and specialty retailers, but we believe that none have effectively combined the product, personal coaching and education and the product access provided by our Members through their daily consumption business methods such as Nutrition Clubs, Weight Loss Challenges or Fit Camps.

We are subject to competition for the recruitment of Members from other network marketing organizations, including those that market weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products, as well as other types of products which are sold through direct selling. Our ability to remain competitive depends on having relevant products that meet consumer needs, a rewarding compensation plan, enhanced education and tools, and a financially viable company.

OUR COMPETITIVE STRENGTHS

As a global nutrition company, we believe that the direct selling channel is the most effective way to sell our products given the need for consumer education about nutrition products and the high touch and personalized service for those customers on a weight loss or weight management program. We believe that the direct-selling channel is ideally suited to marketing our products because sales of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are strengthened by ongoing personal contact, coaching and education between Members and their customers. This frequent, personal contact can enhance consumers’ nutritional and health education as well as motivate consumers to begin and maintain an active lifestyle through wellness and weight management programs. In addition, our Members consume our products themselves, and therefore can provide first-hand testimonials of the effectiveness of our products to their customers. This personal product experience of our Members can serve as a powerful sales tool.

Our business model enables us to grow our business with moderate investment in our infrastructure and fixed costs. We incur no direct incremental cost to add a new Member in our existing markets, and our Member compensation varies directly with product sales. In addition, our Members bear the majority of our consumer marketing expenses, and sales leaders sponsor and coordinate a large share of Member recruiting, meeting and training initiatives. Furthermore, we can readily increase production and distribution of our products as a result of having our own manufacturing facilities and numerous third party manufacturing relationships, as well as our global footprint of in-house and third party distribution centers.

Our objective is sustainable growth in the sales of our products to our Members and their customers by increasing the retailing productivity, retention and recruitment of our Member base through the following competitive strengths.

Member Base

As of December 31, 2015, we had approximately 4.0 million Members, which include approximately 0.3 million China sales representatives, sales officers, and independent service providers, most of whom are discount customers. Collectively, we currently refer to this group as “Members.”

People become Herbalife Members for a number of reasons. Many first start out as product consumers who want to lose weight and improve their nutrition. Some later join simply to receive a wholesale price on products they and their families can consume and enjoy. Some join to earn part-time income, wanting to give direct sales a try, whereas others are drawn to Herbalife because they can be their own boss and can earn rewards based on their own skills and hard work. In addition to discounted prices, Members can earn profit from several sources. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Marketing Plan, and reselling those products at prices they establish for themselves. Second, Members who sponsor other Members and establish, maintain, coach and train their own sales organizations may earn commissions and bonuses based upon their organization’s production.

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

Currently, approximately 655,000, or 16% of our 4.0 million Members, have attained the level of “sales leader”, of which approximately 603,000 have attained the level of “supervisor” in the 92 countries where we use our worldwide Marketing Plan and 52,000 sales officers and independent service providers operating under our China Marketing Plan. Collectively, we refer to this group as “sales leaders.”

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

Geographic Diversification

We have expanded our network marketing organization into 93 countries as of December 31, 2015. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our exposure to any one particular market.

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

The Company continues to increase its investments in the areas of science and other technical functions including: research and development associated with creating new product formulations, clinical studies of existing products or products in development, technical operations to improve current product formulations, quality assurance and quality control to establish the appropriate quality systems, controls and standards as well as rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Globally we spent approximately $69 million in 2015 on these activities, excluding any royalty fees associated with our products, which included approximately $2.5 million of research and development spending as defined by U.S. generally accepted accounting principles.

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

OUR STRATEGIES

Herbalife works closely with its Members to improve the sustainability of the business they have created to market our products to consumers. These relationships allow us to identify and test successful marketing efforts and programs developed by one or more Members and disseminate those techniques to other Members.

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

Our strategies to grow our business center on our relationships with our Members and their relationships with consumers. These strategies include:

Deliver Effective Products that are Scientifically Validated

Our product strategy is focused on providing high-quality, science-based products that can support a healthy active lifestyle for Members and their customers in the areas of weight management; targeted nutrition (including everyday wellness and healthy aging); energy, sports & fitness; and outer nutrition. We rely on the scientific contributions from members of our Nutrition Advisory Board, along with our in-house scientific team, to continually upgrade or introduce new products as new scientific studies become available and accepted by regulatory authorities around the world. Additionally, to support our daily consumption initiatives, our product strategy includes projects such as seasonal flavors of our meal replacement shake, new flavors of top selling products and various package sizes and products that can be consumed hot, such as our savory shakes and soups. We aim to have at least one major product launch each year, timed around our major regional Member education and training events. These launches generally target specific product categories and markets we deem strategic to our business.

Improve the Sustainability of Members’ Businesses

Combined with our efforts to improve the effectiveness of our Members’ marketing strategies is our strategy to improve the sustainability of our Members’ businesses through the evolution of our Marketing Plan.

Historically, qualifying for commissions and/or bonuses in our Marketing Plan required the purchase by the qualifying Member and their downline of products representing 4,000 Volume Points in a single month or 2,500 Volume Points in each of two consecutive months. In 2009, we enhanced our Marketing Plan to enable Members to qualify for commissions and/or bonuses by acquiring 5,000 Volume Points over the course of twelve months rather than one or two months, enabling our Members interested in trying direct selling to do so on a more gradual basis. During 2014, we simplified our qualification criteria. To attain sales leader status, a Member generally must be responsible for sales of products representing an accumulation of at least 4,000 Volume Points in any consecutive twelve month period. We believe this simplified and gradual approach will improve the success and retention of new sales leaders and benefit the business long term as it allows new Members to get product and customer experience, improved training and additional education about Herbalife products, daily consumption based DMOs and the business opportunity prior to becoming a sales leader.

As a leading direct seller, we also endeavor to foster our Members to fairly and honestly market both our products and the business opportunity as part of being an Herbalife Member.

Improve Members’ Skills through Training

We believe that personal and professional development are key to our Members’ success and therefore we and our sales leaders have established an annual schedule of meetings and events to support this important objective. We and our Member leadership conduct training sessions on local, regional and global levels attended by thousands of Members to provide updates on product education, sales and marketing training, and instruction on available tools. These events are opportunities to showcase and disseminate our Members’ evolving best marketing practices from around the world such as Nutrition Clubs, Weight Loss Challenges, Fit Camps and other business methods, and to introduce new or upgraded products. A variety of training and development tools are also available through online and mobile platforms.

Increase Brand Awareness

To increase our brand awareness, we and our Members have entered into numerous marketing alliances around the world. Herbalife sponsorships of and partnerships with featured athletes, teams and events promote brand awareness, the use of Herbalife products, and “Better living through nutrition.” We continue to build brand awareness and work towards becoming the most trusted brand in nutrition. We also work to leverage the power of our Member base as a marketing and brand-building tool. We maintain a brand style guide and brand asset library so that our Members have access to the Herbalife brand logo and marketing materials for use in their marketing efforts.

Improve Product Access

As adoption of daily consumption methods continue to expand, we have identified a number of methods and approaches that better support Members by providing access points closer to where they do business and by improving product delivery efficiency through our distribution channels. Specific methods vary by markets, considering local Member needs as well as infrastructure and available resources. We continue to expand the number of Sales Centers, smaller pick up locations (including third party collection points), brand experience centers and automated sales centers. This expansion is based on the needs of our Members and the growth of the business primarily from deeper penetration into existing markets. For example, we now have distribution agreements with multiple retailers. We believe that by leveraging the retailer’s distribution system we are providing our Members with easier product access. We will continue to evaluate the need to increase the number of product access points. Many Members today focus on the use of technology to support their businesses. With the increased activity towards our online and mobile tools, we have enhanced our product access and distribution network to support higher volumes of online or mobile orders which result in Members and their customers selecting home or business delivery options. We continue to see online or mobile ordering activity increase in many established markets.

Leverage Our Infrastructure

We continue to invest in our technology infrastructure in order to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in technology, evolving industry and regulatory standards, emerging data security risks, and changing user patterns and preferences.

We leverage an Oracle business suite platform to support our business operations, improve productivity and support our strategic initiatives. In addition, we also employ information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business and their consumers. These systems include our Internet-based marketing and Member services platform with tools such as BizWorks, MyHerbalife, Go Herbalife, iChange, and Herbalife Mobile. We continue to invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms so that we can take advantage of the rapid development of technology around the globe.

OUR NETWORK MARKETING PROGRAM

General

Our products are distributed through a global network marketing organization comprised of approximately 4.0 million Members, most of whom are discount customers, operating in 93 countries as of December 31, 2015. In China, due to local regulations, our sales are conducted through Company operated retail stores, sales representatives, sales officers and independent service providers; in the areas where we have a direct selling license, our sales representatives, sales officers and independent service providers can sell Herbalife product outside of the retail establishments.

In addition to helping our Members and their customers achieve their goals of health and wellness through consumption of our products, we offer our Members a potential income opportunity as independent contractors. First, Members may earn profits by purchasing our products at wholesale prices, discounted depending on the Member’s level within our Member network, and reselling those products to persons at prices they set for themselves. Second, Members who sponsor other Members and establish and maintain their own sales organizations may earn compensation (including commissions, royalty overrides and production bonuses) based on the activity of their sales organizations, as well as the annual “Mark Hughes Bonus” which is based on several additional factors.

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

On July 18, 2002, we entered into an agreement with our Members that provides that we will continue to distribute Herbalife products exclusively through our Members and that, other than changes required by applicable law or necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, we will not make any material changes to certain aspects of our Marketing Plan that are adverse to our Members without the support of our Member leadership. Specifically, any such changes would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. We initiate these types of changes based on the assessment of what will be best for the Company and its Members and then submit such changes for the requisite vote. We believe that this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business.

Structure

To become a Member in most markets, a person must be sponsored by an existing Member and must purchase an Herbalife Member Pack, or HMP. The HMP is a Member kit available in local languages which typically includes product samples, a handy tote, booklets describing the Company, our compensation plan and rules of Member conduct, various training and promotional materials, Member applications and a product catalog. The price of an HMP varies by market and provides a low cost entry for incoming Members. HMPs do not generate any Member compensation and are not used for Member qualifications or recognition purposes under the Company’s Marketing Plan.

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

To become a sales leader, or qualify for a higher level, Members must achieve specified Volume Point thresholds of product sales or earn certain amounts of royalty overrides during specified time periods and generally must re-qualify once each year. To attain sales leader status, a Member generally must be responsible for sales of products representing an accumulation of at least 4,000 Volume Points in any consecutive twelve month period. To re-qualify, sales leaders need to accumulate 4,000 Volume Points within the 12-month re-qualification period. In February of each year, we remove from the rank of sales leader those individuals who did not satisfy the sales leader qualification requirements during the preceding twelve months. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for additional information regarding sales leader retention rates.

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

PRODUCT RETURN AND BUYBACK POLICIES

In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee, any customer who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days to the Member from whom it was purchased for a full refund from the Member or credit toward the exchange of another Herbalife product. If they return the products to us on a timely basis, the Member may obtain replacement product from us for such returned products. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product, exclusive of the cost of shipment to the Member. We pay the cost to return the product to us. Together, product returns and buybacks were approximately 0.1%, 0.2%, and 0.2% of product sales for the years ended December 31, 2015, 2014, and 2013, respectively.

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

FDA regulations govern the preparation, packaging, holding and distribution of foods, OTC drugs and dietary supplements. Among other obligations, they require us and our contract manufacturers to meet relevant current good manufacturing practice, or cGMP, regulations for the preparation, packaging, holding, and distribution of OTC drugs and dietary supplements. The FDA also requires identity testing of all incoming dietary ingredients used in dietary supplements, unless a company successfully petitions for an exemption from this testing requirement in accordance with the regulations. The cGMPs are designed to ensure that OTC drug and dietary supplement products are not adulterated with contaminants or impurities, and are labeled to accurately reflect the active ingredients and other ingredients in the products. Herbalife has regularly implemented enhancements, modifications and improvements to our manufacturing and corporate quality processes and believes we and our contract manufacturers are compliant with the FDA’s cGMP and other applicable manufacturing regulations in the United States.

The U.S. Dietary Supplement Health and Education Act of 1994, or DSHEA, revised the provisions of FFDCA concerning the composition and labeling of dietary supplements. Under DSHEA, dietary supplement labeling may display structure/function claims that the manufacturer can substantiate, which are claims that the products affect the structure or function of the body, without prior FDA approval, but with notification to the FDA. They may not bear any claim that they can prevent, treat, cure, mitigate or diagnose disease (a drug claim). In addition, the agency permits companies to use FDA-approved full and qualified health claims for products containing specific ingredients that meet stated requirements.

U.S. law also requires that all serious adverse events occurring within the United States involving dietary supplements or OTC drugs be reported. We believe that we are in full compliance with this law having implemented a worldwide procedure governing adverse event identification, investigation and reporting. As a result of reported adverse events, we may from time to time elect, or be required, to remove a product from a market, either temporarily or permanently.

Some of the products marketed by us are considered conventional foods and are currently labeled as such. Within the United States, this category of products is subject to the federal Nutrition, Labeling and Education Act, or NLEA, and regulations promulgated under the NLEA. The NLEA regulates health claims, ingredient labeling and nutrient content claims characterizing the level of a nutrient in the product. The ingredients in conventional foods must either be generally recognized as safe by experts or be approved as food additives under FDA regulations.

The federal Food Safety Modernization Act is also applicable to some of Herbalife’s business and will require the development of a food safety plan and the implementation of preventative measures to protect against food contamination. Dietary supplements manufactured in accordance with GMPs and foods manufactured in accordance with the low acid food regulations are exempt.

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

In Europe, where an EU Health Claim regulation is in effect, the European Food Safety Authority, or EFSA, issued opinions following its review of a number of proposed claims dossiers. ESFA’s opinions, which have been accepted by the European Commission, are having a limiting effect on the use of certain nutrition-specific claims made for our products. Herbalife has revised affected product labels to ensure regulatory compliance. Until all modified labels are in the marketplace, there is the possibility that one or more EU Member States could take enforcement action.

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

It is an ongoing part of our business to monitor and respond to regulatory and legal developments, including those that may affect our network marketing program. However, the regulatory requirements concerning network marketing programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our network marketing program could have a material adverse effect to our financial condition and operating results. An adverse determination could: (1) require us to make modifications to our network marketing program, (2) result in negative publicity, or (3) have a negative impact on Member morale. In addition, adverse rulings by courts in any proceedings challenging the legality of network marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

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

Employees

As of December 31, 2015, we had approximately 8,000 employees, of which approximately 2,300 were located in the United States. These numbers do not include our Members, who are independent contractors. In certain countries, which include China and Mexico, we have employees who are subject to labor union agreements and there have been no significant business interruptions as a result of any labor disputes.

Available Information

Our Internet website address is www.Herbalife.com. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practical after we file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. This information is also available in print to any shareholder who requests it, with any such requests addressed to Investor Relations, 800 West Olympic Blvd., Suite 406, Los Angeles, CA 90015. Certain of these documents may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We also make available free of charge on our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, and the Charters of our Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee of our Board of Directors.

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

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K for additional information regarding sales leader retention rates.

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

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and other similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our Members are in compliance with all of these regulations. Our failure or our Members’ failure to comply with these regulations or new regulations could disrupt our Members’ sale of our products, or lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

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

Since late 2012, a hedge fund manager has made and continues to make allegations regarding the Company and its network marketing program. We believe these allegations are without merit and are vigorously defending ourselves against such claims, including proactively reaching out to governmental authorities about what we believe is manipulative activity with respect to our securities. Because of these allegations, we and others have received and may receive additional regulatory and governmental inquiries. For example, we have previously disclosed inquiries from the FTC, SEC and other governmental authorities. The Department of Justice sought information from us, certain of our Members and others regarding allegations being made about our business practices and our Members. In the future, these and other governmental authorities may determine to seek information from us and other persons relating to these same or other allegations. If we believe any governmental or regulatory inquiry or investigation is or becomes material, it will be disclosed individually. Consistent with our policies, we have cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations. As previously disclosed, the FTC is investigating the Company’s network marketing program for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar action.

Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. While we believe we are in compliance with these regulations, including those enforced by the FTC and the permanent injunction in California, there is no assurance that the FTC or other federal, state or foreign courts or agencies would agree, including a court or the California Attorney General in respect to the permanent injunction.

The ambiguity surrounding these laws can also affect the public perception of the Company. Specifically, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted regulations or any allegations or charges to that effect brought by federal, state, or foreign regulators could negatively impact our business in a particular market or in general and may adversely affect our share price.

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

Approximately 81% of our net sales for the year ended December 31, 2015 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Currency restrictions enacted by the Venezuelan government have become more restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars, or Bolivars, at the official foreign exchange rate. If the foreign currency restrictions in Venezuela intensify or do not improve, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of further impairments. In addition, if foreign currency restrictions do not improve, we may have to use alternative legal exchange mechanisms or less favorable official exchange mechanisms which are significantly less favorable than the official government SIMADI rate which could cause the Company to incur significant foreign exchange losses. Due to the current political and economic environment in Venezuela, there is also a risk that there could be additional foreign currency devaluations. If we are unsuccessful in implementing any financially and economically viable strategies including local manufacturing, we may be required to fundamentally change our business model or suspend or cease operations in Venezuela. If any of these events were to occur, it could result in a negative impact on our consolidated earnings, cash and cash equivalents and present and future cash flows. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, and Note 2, Basis of Presentation, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for further information on foreign currency restrictions and significant foreign exchange losses recognized in our consolidated financial statements relating to Venezuela.

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

China has published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations have been issued. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have Company-operated retail stores that can directly serve customers and preferred customers. We also have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebei, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui and Yunnan.

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

We may continue to experience rapid growth in China, and there can be no assurances that we will be able to successfully manage rapid expansion of manufacturing operations and a rapidly growing and dynamic sales force. If we are unable to effectively manage such growth and expansion of our retail stores and manufacturing operations, our government relations may be compromised and our operations in China may be harmed.

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

Although we reserved the right to make these changes to our Marketing Plan without the consent of our Members in the event that changes are required by applicable law or are necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, we may initiate other changes that are adverse to our Members based on an assessment of what will be best for the Company and its Members. Under the agreement with our Members, these other adverse changes would then be submitted to our Member leadership for a vote. The vote would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. Therefore, while we believe that this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business, there can be no assurance that our agreement with our Members will not restrict our ability to adapt our Marketing Plan to the evolving requirements of the markets in which we operate. As a result, our growth may be limited.

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

Our product supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally, we have over 50 product suppliers. Our major suppliers include Fine Foods (Italy) for meal replacements, protein powders and nutritional supplements, Valentine Enterprises (U.S.) for meal replacements and protein powders, Nature’s Bounty (U.S.) for meal replacements and nutritional supplements, and PharmaChem Labs (U.S.) for teas and Niteworks®. Additionally, we use contract manufacturers in India, Brazil, Korea, Japan, Taiwan and Germany to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of fructose, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

We permit the limited use of our trademarks by our Members to assist them in marketing our products. It is possible that doing so may increase the risk of unauthorized use or misuse of our trademarks in markets where their registration status differs from that asserted by our Members, or they may be used in association with claims or products in a manner not permitted under applicable laws and regulations. Were these to occur it is possible that this could diminish the value of these marks or otherwise impair our further use of these marks.

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

For 2015, 2014 and 2013, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

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

Our international operations are subject to the laws and regulations of the United States and many foreign countries, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other similar laws in a number of countries.

We are subject to a variety of laws regarding our international operations, including the U.S. Foreign Corrupt Practices Act, or the FCPA, the U.K. Bribery Act of 2010, or the UK Bribery Act, and regulations issued by U.S. Customs and Border Protection, U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, and various foreign governmental agencies. The FCPA, the UK Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business as well as requiring companies to maintain accurate books and records. In recent years there has been a substantial increase in anti-bribery law enforcement activity with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws, including the requirements to maintain accurate information and internal controls. We operate in many parts of the world that have experienced governmental corruption to some degree and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Notwithstanding our compliance programs, which include annual training and certification requirements, there is no assurance that our internal control policies and procedures will protect us from acts committed by our employees or agents. Additionally, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing or new laws might be administered or interpreted. Alleged or actual violations of any such existing or future laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others) may result in criminal or civil sanctions, including contract cancellations or debarment, and loss of reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In February 2014, we issued convertible senior notes due on August 15, 2019, or the Convertible Notes, in the aggregate principal amount of $1.15 billion. At maturity, we will have to pay the holders of the Convertible Notes the full aggregate principal amount of the Convertible Notes then outstanding.

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

See Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for further information on contingencies relating to VAT and other related matters.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. For example, as described further in Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, in Brazil the Company received tax assessments from the authorities for withholding taxes, social contributions, and related items in connection with payments made to Members in prior periods. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results.

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

A shareholder can bring a suit personally where its individual rights have been, or are about to be, infringed. Where an action is brought to redress any loss or damage suffered by us, we would be the proper plaintiff, and a shareholder could not ordinarily maintain an action on our behalf, except where it was permitted by the courts of the Cayman Islands to proceed with a derivative action. Our Cayman Islands counsel, Maples and Calder, is not aware of any reported decisions in relation to a derivative action brought in a Cayman Islands court. However, based on English authorities, which would in all likelihood be of persuasive authority in the Cayman Islands, a shareholder may be permitted to bring a claim derivatively on a company's behalf, where:

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

As of December 31, 2015, we leased the majority of our physical properties. We currently occupy approximately 128,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex, with terms expiring in 2018 and 2019. We also lease approximately 300,000 square feet of general office space in Torrance, California, with terms expiring in 2021, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through July 2021 and January 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico, we lease approximately 140,000 square feet of office space with the term of the lease expiring in January 2018. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 178,000 square feet with the term expected to expire in February 2023. In Suzhou, China we are leasing our manufacturing facilities and warehouse facilities of approximately 81,000 square feet and 60,000 square feet, respectively, under leases expiring in September 2017 and October 2019, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in June 2025.

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

The information set forth under Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K, is incorporated herein by reference.

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

Quarter Ended	High	Low
March 31, 2015	$48.55	$27.60
June 30, 2015	$55.86	$39.51
September 30, 2015	$61.95	$47.17
December 31, 2015	$59.50	$51.77

Quarter Ended	High	Low
March 31, 2014	$83.51	$49.35
June 30, 2014	$66.81	$51.19
September 30, 2014	$69.69	$38.63
December 31, 2014	$56.75	$35.45

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

The closing price of our common shares on February 18, 2016, was $47.75. The approximate number of holders of record of our common shares as of February 18, 2016 was 647. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2015. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2010 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Herbalife Ltd.	$100.00	$153.25	$100.04	$244.72	$117.76	$167.49
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
Peer Index	$100.00	$91.90	$85.49	$134.46	$75.37	$59.78

Information with Respect to Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. There were no dividends paid and declared during fiscal year 2015.The aggregate amount of dividends paid and declared during fiscal year 2014 and 2013 was approximately $30.4 million, and $123.1 million, respectively.

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by our credit facility entered into on March 9, 2011, as amended, or the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The Credit Facility permits payments of dividends up to a specified cap and as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on dividend restrictions.

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2015, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,226,191	$38.70	4,600,917
Equity compensation plans not approved by security holders	—	—	—
Total	4,226,191	$38.70	4,600,917

(1)

Consists of four plans: The Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, the Herbalife Ltd. 2014 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, and the Amended and Restated Non-Management Directors Compensation Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the Consolidated Financial Statements.

(2)	Includes 1.7 million common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.
(3)	Number of securities to be issued upon exercise of stock appreciation rights was calculated using the market price at December 31, 2015.

Information with Respect to Purchases of Equity Securities by the Issuer

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, we announced that our board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits us to repurchase our common shares up to a specified cap and as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on share repurchase restrictions.

We did not repurchase any common shares in the open market during the three months or the year ended December 31, 2015. As of December 31, 2015, the remaining authorized capacity under our share repurchase program was approximately $232.9 million.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 from our consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions except per share data)
Income Statement Data:
Net sales	$4,469.0	$4,958.6	$4,825.3	$4,072.3	$3,454.5
Cost of sales	856.0	982.9	963.4	812.6	680.1
Gross profit	3,613.0	3,975.7	3,861.9	3,259.7	2,774.4
Royalty overrides	1,251.4	1,471.1	1,497.5	1,338.6	1,137.5
Selling, general and administrative expenses	1,778.0	1,991.1	1,629.1	1,259.7	1,074.6
Operating income	583.6	513.5	735.3	661.4	562.3
Interest expense, net	94.9	79.2	18.6	10.5	2.5
Other expense, net	2.3	13.0	—	—	—
Income before income taxes	486.4	421.3	716.7	650.9	559.8
Income taxes	147.3	112.6	189.2	186.9	144.8
Net income	$339.1	$308.7	$527.5	$464.0	$415.0
Earnings per share
Basic	$4.11	$3.58	$5.14	$4.13	$3.53
Diluted	$3.97	$3.40	$4.91	$3.94	$3.32
Weighted average shares outstanding
Basic	82.6	86.3	102.6	112.4	117.5
Diluted	85.3	90.8	107.4	117.9	124.8
Other Financial Data:
Retail sales(1)	$6,994.4	$7,843.0	$7,514.0	$6,404.3	$5,427.8
Net cash provided by (used in):
Operating activities	628.7	511.4	772.9	567.8	510.5
Investing activities	(73.4)	(201.3)	(150.8)	(125.0)	(92.1)
Financing activities	(250.0)	(389.5)	30.7	(371.2)	(339.0)
Depreciation and amortization	98.0	93.2	84.7	74.4	71.9
Capital expenditures(2)	79.1	156.7	162.5	122.8	90.9
Balance Sheet Data:
Cash and cash equivalents	$889.8	$645.4	$973.0	$333.5	$258.8
Receivables, net	69.9	83.6	100.3	116.1	89.7
Inventories	332.0	377.7	351.2	339.4	247.7
Total working capital	541.9	518.6	720.8	221.7	206.1
Total assets(3)	2,477.9	2,355.0	2,471.3	1,720.3	1,463.1
Total debt(3)	1,622.0	1,791.8	928.9	483.8	203.6
Shareholders’ (deficit) equity(4)	(53.5)	(334.4)	551.4	395.5	548.2
Cash dividends per common share	—	0.30	1.20	1.20	0.73

(1)

Retail sales represent the gross sales amount reflected on our invoices to our Members and are based on suggested retail prices. Retail sales is not a measure in accordance with U.S. generally accepted accounting principles (GAAP) and may not be comparable to similarly-titled measures used by other companies. We do not receive the full retail sales amount. “Product sales” represent the actual product purchase price paid to us by our Members, after giving effect to all discounts provided to our Members referred to as “distributor allowances.” “Net sales” represents product sales and shipping & handling revenues.

Retail sales data as a Non-GAAP measure is discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. We discuss retail sales because of its fundamental role in our systems, internal controls and operations, and its correlation to Member discounts and Royalty Overrides. In addition, retail sales is a component of the financial reports we use to analyze our financial results.

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions)
Retail sales	$6,994.4	$7,843.0	$7,514.0	$6,404.3	$5,427.8
Distributor allowance	(2,807.9)	(3,275.8)	(3,313.3)	(2,927.4)	(2,483.1)
Product sales	4,186.5	4,567.2	4,200.7	3,476.9	2,944.7
Shipping & handling revenues	282.5	391.4	624.6	595.4	509.8
Net sales	$4,469.0	$4,958.6	$4,825.3	$4,072.3	$3,454.5

(2)	Includes accrued capital expenditures. See the Consolidated Statement of Cash Flows for capital expenditures paid in cash during the years ended December 31, 2015, 2014, and 2013.
(3)

The Company adopted Accounting Standards Update 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, in the fourth quarter of 2015 and as a result reclassified prior periods. See Note 2, Basis of Presentation to the Consolidated Financial Statements for further information.

(4)

We did not pay any dividends or repurchase any of our common shares through open market purchases during the year ended December 31, 2015. During the years ended December 31, 2014, 2013, 2012, and 2011, we paid an aggregate $30.4 million, $123.1 million, $135.1 million, and $85.5 million in dividends, respectively, and repurchased $1,267.1 million, $297.4 million, $527.8 million, and $298.8 million of our common shares, respectively, through open market purchases, the Repurchase Agreement, and the Forward Transactions. The Repurchase Agreement and the Forward Transactions are discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of December 31, 2015, we sold our products to and through a network of 4.0 million independent members, or Members, which included approximately 0.3 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a financially rewarding business opportunity to those Members who seek part time or full time income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 36-year operating history. As of December 31, 2015, we sold our products in 93 countries.

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

	For the Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
	(Volume Points in millions)
North America	1,156.0	1,244.0	(7.1)%	1,244.0	1,249.9	(0.5)%
Mexico	842.9	875.2	(3.7)%	875.2	864.3	1.3%
South & Central America	768.4	850.1	(9.6)%	850.1	966.2	(12.0)%
EMEA	922.3	835.4	10.4%	835.4	698.0	19.7%
Asia Pacific (excluding China)	1,064.5	1,189.8	(10.5)%	1,189.8	1,225.4	(2.9)%
China	581.6	448.5	29.7%	448.5	333.6	34.4%
Worldwide	5,335.7	5,443.0	(2.0)%	5,443.0	5,337.4	2.0%

Volume Points decreased 2.0% for 2015 after having increased 2.0% for 2014. During the 2010-2013 period Volume Points increased at annual rates ranging from approximately 13%-21%, reflecting the success of our competitive strengths and business strategies discussed in greater detail in Item 1 — Business to this Annual Report on Form 10-K in achieving our objective of sustainable sales growth through retailing, recruiting and retention. We believe the 2015 Volume Point decline and modest growth in 2014, particularly in comparison to the period from 2010 to 2013, reflect Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, particularly in the North America, Mexico, and Asia Pacific (excluding China) regions. The South & Central America region also saw a decline in Volume Points over this more extended period for reasons similar to the regions noted above as well as the impact of order size and product import limitations instituted for the Venezuela market. Certain of the revisions and their impact on our results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention, despite the decrease in Volume Points in 2015.

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

	For the Year Ended December 31,			For the Year Ended December 31,
	2015	2014	% Change	2014	2013	% Change
North America	76,702	76,180	0.7%	76,180	72,058	5.7%
Mexico	65,167	65,861	(1.1)%	65,861	63,581	3.6%
South & Central America	60,828	63,712	(4.5)%	63,712	58,090	9.7%
EMEA	73,703	59,224	24.4%	59,224	49,650	19.3%
Asia Pacific (excluding China)	76,256	75,351	1.2%	75,351	71,542	5.3%
China	24,289	18,857	28.8%	18,857	14,808	27.3%
Worldwide(1)	364,649	347,321	5.0%	347,321	318,740	9.0%

(1)

Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

We believe the trend of increasing worldwide Average Active Sales Leaders over the periods reflected in the table is attributable to the Company’s success in making the Herbalife business opportunity more appealing and in facilitating sales leader success through providing quality products; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training of Members on our products and methods; and continued promotion and branding of Herbalife products. Although Average Active Sales Leaders increased worldwide in 2015 and 2014 as compared to the prior year period, most regions have seen a trend of decreasing growth rate over recent periods, and two regions saw declines in Average Active Sales Leaders for 2015. The North America, Mexico, South & Central America and Asia Pacific regions saw a continued multiple-year decline in Average Active Sales Leader growth rates, and Mexico and South & Central America a decline in Average Active Sales Leaders for 2015, for the same reasons discussed above regarding the longer-term decreasing rate of Volume Point growth in those regions. The decrease in the South & Central America region between 2014 and 2013 was partially offset by our determination not to require sales leaders in Venezuela to re-qualify for the twelve-month period ended January 31, 2014, as discussed in greater detail below. Given the long term and qualitative nature of our strategies, the magnitude of the impact of each such strategy on sales leader engagement cannot be quantified and may vary over time and by market.

Number of Sales Leaders and Retention Rates by Geographic Region as of Re-qualification Period

Our compensation system requires each sales leader to re-qualify for such status each year, prior to February, in order to maintain their 50% discount on products and be eligible to receive royalty payments. In February of each year, we demote from the rank of sales leader those Members who did not satisfy the re-qualification requirements during the preceding twelve months. The re-qualification requirement does not apply to new sales leaders (i.e. those who became sales leaders subsequent to the January re-qualification of the prior year). For the latest twelve month re-qualification period ending January 2016, approximately 54.2% of our sales leaders, excluding China, Venezuela, and Argentina, re-qualified. For the twelve month re-qualification period ended January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. We did not require our Venezuelan sales leaders to re-qualify temporarily for the period ended January 2014, and therefore excluded them from the retention calculation for that year, due to product supply limitation resulting from currency restrictions. The Venezuela re-qualification requirement did resume for the re-qualification period ended January 2015 once the market had time to adjust to supply levels. Since the January 2014 retention rate would have been impacted positively by essentially having all Venezuelan sales leaders re-qualified, and the January 2015 retention rate would have been impacted negatively by including some sales leaders that would have been demoted in 2014, we have excluded the Venezuelan sales leaders from the Sales Leader Retention calculation for those years. We once again did not require our Venezuelan sales leaders to re-qualify for the period ended January 2016, and therefore excluded them from the retention calculation for the year, due to an unfavorable economic environment resulting in renewed product supply limitations. We did not require our Argentinean sales leaders to re-qualify temporarily for the re-qualification period ended January 2015 due to product supply challenges resulting from importation restrictions, and therefore excluded them from the retention calculation for the year. The Argentina re-qualification requirement did resume for the re-qualification period ended January 2016 as product supply issues were greatly reduced in the market during the year. Since the January 2015 retention rate would have been impacted positively by essentially having all Argentina sales leaders re-qualified, and the January 2016 retention rate would have been impacted negatively by including some sales leaders that would have been demoted in 2015, we have excluded the Argentina sales leaders from the Sales Leader Retention calculation for those years. If Venezuela and Argentina were included on a normalized basis, the 2016 and 2015 retention rates would have been 53.7% and 53.4%, respectively.

Sales Leaders Statistics (Excluding China)	2015	2014	2013
	(In thousands)
January 1 total sales leaders	650.1	625.8	583.1
January & February new sales leaders	31.6	33.0	37.1
Demoted sales leaders (did not re-qualify)(1)	(205.2)	(201.2)	(182.8)
Other sales leaders (resigned, etc)	(6.8)	(1.5)	(1.3)
End of February total sales leaders	469.7	456.1	436.1

The Member statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2015	2014	2013
	(In thousands)
Sales leaders needed to re-qualify	426.5	417.7	379.6
Demoted sales leaders (did not re-qualify)(1)	(195.2)	(201.2)	(182.8)
Total re-qualified	231.3	216.5	196.8
Retention rate	54.2%	51.8%	51.8%

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

	Number of Sales Leaders			Sales Leaders Retention Rate
	2015	2014	2013	2015	2014	2013
North America	88,866	86,129	86,469	58.4%	55.1%	54.7%
Mexico	83,137	78,818	78,453	56.7%	54.2%	57.6%
South & Central America	88,392	102,152	79,351	52.0%	54.9%	53.6%
EMEA	82,025	62,723	57,071	68.4%	67.7%	60.7%
Asia Pacific (excluding China)	127,252	126,229	134,714	43.9%	39.9%	40.1%
Total Sales leaders	469,672	456,051	436,058	54.2%	51.8%	51.8%
China	32,222	30,037	30,304
Worldwide Total Sales Leaders	501,894	486,088	466,362

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

Retention Rate for the requalification period ended January 2016 remained consistent versus the prior year at a historically high level for the Company. We believe this performance is the result of efforts we have made to improve the sustainability of sales leaders’ businesses.

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

Total distributor allowances for 2015, 2014, and 2013 were 40.1%, 41.8%, and 44.1% of retail sales, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

During 2015, 2014, and 2013, total Royalty overrides were 28.0%, 29.7%, and 31.0% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

Due to restrictions on direct selling in China, our independent service providers in China are compensated with service fees instead of the distributor allowances and royalty overrides utilized in our worldwide marketing program. Compensation to China independent service providers is included in selling, general and administrative expenses.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.1	19.8	20.0
Gross profit	80.9	80.2	80.0
Royalty overrides(1)	28.0	29.7	31.0
Selling, general and administrative expenses(1)	39.8	40.2	33.8
Operating income	13.1	10.3	15.2
Interest expense	2.2	1.8	0.6
Interest income	0.1	0.3	0.2
Other expense, net	0.1	0.3	—
Income before income taxes	10.9	8.5	14.8
Income taxes	3.3	2.3	3.9
Net income	7.6%	6.2%	10.9%

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

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of growth of our business and causes of sales fluctuations during the year ended December 31, 2015 as compared to the same period in 2014 and during the year ended December 31, 2014 as compared to the same period in 2013, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. The Company measures sales volume using Volume Points.

We believe declines in net sales in recent years are a result of Members adapting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. While most Members are not sales leaders, those wishing to become sales leaders have three qualification methods to do so. Prior to global rollout in 2009, there was only the one-month sales leader qualification method or the two-month sales leader qualification method. However, in 2009 we revised our Marketing Plan to enable Members to also qualify for sales leader status over a 12-month period. Since implementation in 2009, sales leaders who utilized the 12-month sales leader qualification method have performed better in terms of activity and retention rates. To further promote the 12-month sales leader qualification method, during 2014 we announced the implementation, effective globally in February 2015, of a first-order limit for new Members and in November 2014 we reduced the number of Volume Points required to be accumulated over the 12-month period from 5,000 to 4,000. See Item 1, “Business — Our Strategies — Improve the Sustainability of Members’ Businesses” for additional information. We believe that the changes, while good for our business in the long-term, take time to incorporate into Members’ individual business practices, and in the near term have created distractions which have slowed our sales in certain markets. Additionally, the changes also lead to a temporary slowdown in sales because some sales that previously would have taken place over a shorter 1-2 month period are deferred up to 12 months or longer as a Member works towards possible sales leader qualification.

Financial Results for the year ended December 31, 2015 compared to the year ended December 31, 2014

Net sales for the year ended December 31, 2015 decreased 9.9% to $4,469.0 million as compared to $4,958.6 million in 2014. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales for the year ended December 31, 2015 increased 4.7% as compared to the same period in 2014. The decrease in net sales of 9.9% for the year ended December 31, 2015 was primarily the result of the effect of the strong U.S. dollar and the resulting fluctuation in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 14.6% and 2.0%, respectively. These reductions were partially offset by the impact of price increases and a favorable change in country sales mix resulting from a greater percentage of our sales volume coming from markets with higher prices, which contributed approximately 5.2% and 2.0% to net sales growth, respectively.

Net income for the year ended December 31, 2015 increased 9.8% to $339.1 million, or $3.97 per diluted share, compared to $308.7 million, or $3.40 per diluted share, for the same period in 2014. The increase for the year ended December 31, 2015 was primarily due to the lower selling, general and administrative expenses (excluding China service fees), which includes lower foreign exchange losses related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities, and lower impairment loss on Venezuela bonds described below; partially offset by lower contribution margin driven by lower sales discussed above, higher service fees to China service providers due to sales growth in China, and higher income taxes.

Net income for the year ended December 31, 2015 included a $36.9 million pre-tax unfavorable impact ($23.9 million post-tax), comprised of $32.9 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD II and SIMADI rates, $1.7 million of inventory write downs, and a $2.3 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); $5.6 million pre-tax unfavorable impact ($3.8 million post-tax) of financing costs from transactions to convert Bolivars to U.S. dollars in 2015; $7.5 million pre-tax favorable impact from foreign exchange gain ($8.3 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $18.7 million pre-tax unfavorable impact ($13.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $21.4 million pre-tax unfavorable impact ($14.2 million post-tax) from expenses related to regulatory inquiries; a $1.9 million pre-tax favorable impact ($1.2 million post-tax) related to a reduction in the legal reserve for the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion); a $3.1 million pre-tax favorable impact ($2.0 million post-tax) related to the recovery of a previously impaired defective manufacturing equipment from the vendor; a $42.2 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements and Liquidity and Capital Resources — Share Repurchases below for further discussion); and a $2.0 million pre-tax unfavorable impact ($1.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Net income for the year ended December 31, 2014 included a $229.0 million pre-tax unfavorable impact ($152.4 million post-tax), comprised of a $103.4 million and a $98.0 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I and SICAD II rates, respectively, $7.6 million of inventory write downs, a $7.0 million impairment loss on long lived assets, and a $13.0 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); a $25.1 million pre-tax unfavorable impact ($16.6 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $15.0 million pre-tax unfavorable impact ($9.4 million post-tax) from expenses related to regulatory inquiries; a $17.5 million pre-tax unfavorable impact ($10.9 million post-tax) related to a reduction in the legal reserve for the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion); a $2.6 million pre-tax unfavorable impact ($1.6 million post-tax) related to impairment of newly acquired defective manufacturing equipment; a $36.7 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements and Liquidity and Capital Resources — Share Repurchases below for further discussion); and a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $3,622.8 million for the year ended December 31, 2015. Net sales for the Primary Reporting Segment decreased $671.5 million, or 15.6%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, including the impact of Venezuela’s Bolivar denominated net sales, net sales increased 0.8% for the year ended December 31, 2015 as compared to the same period in 2014 for the Primary Reporting Segment; excluding the impact of Venezuela’s Bolivar denominated net sales, local currency net sales decreased 1.3% for the year ended December 31, 2015 as compared to the same period in 2014 for the Primary Reporting Segment. The 15.6% decrease in net sales for the year ended December 31, 2015 was primarily the result of the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 16.5% and 4.8%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 6.0% to net sales.

China reported net sales of $846.2 million for the year ended December 31, 2015. Net sales for China increased $181.9 million, or 27.4%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 29.8% for the year ended December 31, 2015 as compared to the same period in 2014 for China. The 27.4% increase in China net sales for the year ended December 31, 2015 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 29.7%, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 2.4%.

See the discussion of net sales by geographic region below of the applicable region(s) comprising each segment for the underlying explanations of the changes in net sales for each reporting segment for the year ended December 31, 2015, as compared to the same period in 2014.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides. The Primary Reporting Segment reported contribution margin of $1,598.8 million for the year ended December 31, 2015. Contribution margin for the Primary Reporting Segment decreased $309.2 million, or 16.2%, for the year ended December 31, 2015, as compared to the same period in 2014. The 16.2% decrease for the year ended December 31, 2015 was primarily the result of fluctuations in the foreign currency rates and declines in volume, as measured by a decrease in Volume Points, which reduced contribution margin by approximately 21.2% and 4.7%, respectively, partially offset by the favorable impact of price increases, which increased contribution margin by approximately 9.3%.

China reported contribution margin of $762.8 million for the year ended December 31, 2015. Contribution margin for China increased $166.2 million, or 27.9%, for the year ended December 31, 2015, as compared to the same period in 2014. The increase for the year ended December 31, 2015 was primarily the result of a volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 29.7%, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 2.0%.

Sales by Geographic Region

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2015					2014
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America	$1,455.0	$(658.2)	$796.8	$82.7	$879.5	$1,541.0	$(701.6)	$839.4	$87.4	$926.8	(5.1)%
Mexico	822.5	(370.6)	451.9	28.0	479.9	979.9	(446.9)	533.0	34.9	567.9	(15.5)%
South & Central America	954.4	(438.2)	516.2	53.5	569.7	1,329.4	(616.9)	712.5	113.9	826.4	(31.1)%
EMEA	1,296.6	(588.3)	708.3	46.8	755.1	1,450.8	(657.3)	793.5	49.6	843.1	(10.4)%
Asia Pacific	1,508.3	(637.0)	871.3	67.3	938.6	1,785.8	(758.7)	1,027.1	103.0	1,130.1	(16.9)%
China	957.6	(115.6)	842.0	4.2	846.2	756.1	(94.4)	661.7	2.6	664.3	27.4%
Worldwide	$6,994.4	$(2,807.9)	$4,186.5	$282.5	$4,469.0	$7,843.0	$(3,275.8)	$4,567.2	$391.4	$4,958.6	(9.9)%

(1)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

North America

The North America region reported net sales of $879.5 million for the year ended December 31, 2015. Net sales decreased $47.3 million, or 5.1%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 4.8% for the year ended December 31, 2015, as compared to the same period in 2014. The decrease in net sales for the year ended December 31, 2015, as compared to the same period in 2014, was a result of a net sales decrease in the U.S. of $45.1 million or 5.0%. The 5.1% decrease in net sales for the North America region for the year ended December 31, 2015 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 7.1%, partially offset by price increases which contributed approximately 1.8% to net sales.

We believe the net sales decline for 2015, after decreasing rates of net sales increase for recent years, is a result of Members adapting to certain revisions to our operations and Marketing Plan, described above, designed to improve the training and retention of sales leaders. Net sales for the fourth quarter of 2015 showed a reduced year-over-year rate of decline compared to the other quarters of 2015 reflecting, we believe, Member adaption to the changes.

Mexico

The Mexico region reported net sales of $479.9 million for the year ended December 31, 2015. Net sales for the year ended December 31, 2015 decreased $88.0 million, or 15.5%, as compared to the same period in 2014. In local currency, net sales for the year ended December 31, 2015 increased 0.6%, as compared to the same period in 2014. The 15.5% decrease in net sales for the year ended December 31, 2015 was primarily the result of the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 16.1% and 3.7%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 3.5% to net sales.

Mexico net sales have decreased, after lowering rates of increase over the prior several years, reflecting volume declines and unfavorable foreign exchange impact that more than offset the impact of price increases. Volumes declined primarily as a result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as a shift in emphasis to the longer-term qualification method described above, which was also implemented in Mexico in 2009, and which we believe has had a similar effect on the long-term net sales trend in Mexico. We also implemented rules in February 2015 that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). With our investment in product access points in Mexico over the past few years, field sales are no longer necessary for geographic reach within the region. Field sales were particularly common in Mexico and this change has had a significant and adverse impact on sales in Mexico as Members revise their operations and purchasing habits accordingly.

The Government of Mexico issued a decree on March 26, 2015 that confirmed the imposition of value added tax (VAT) on the sale of nutritional supplements. Thereafter, certain Herbalife products were restricted from importation under their current customs classification code which did not subject them to VAT at the border. Since it is important that we have an ample supply of these products available for sale in Mexico, we have reformulated most of these products to fit into a different customs code that will subject them to VAT and thereby facilitate their importation into Mexico. We believe our net sales for 2015 were negatively impacted due to recent importation delays and the imposition of VAT on these products commencing during the third quarter of the year. We expect some continuing year over year unfavorable sales trends in the first half of 2016 resulting from the imposition of VAT on these products.

South and Central America

The South and Central America region reported net sales of $569.7 million for the year ended December 31, 2015. Net sales decreased $256.7 million, or 31.1%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, including the re-measurement impact of Venezuela’s Bolivar denominated net sales, net sales increased 11.3% for the year ended December 31, 2015, as compared to the same period in 2014. The 31.1% decrease in net sales for the year ended December 31, 2015 was primarily the result of fluctuations in foreign currency rates, inclusive of Venezuela foreign exchange devaluations, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 42.4% and 9.6%, respectively. These reductions to net sales were partially offset by price increases, most significantly in Venezuela which contributed approximately 22.3% to net sales.

Although the region has continued to see the adoption and expansion of daily consumption DMOs, we believe the decline in net sales for 2015, continuing a trend of declines begun in 2014 after growth in prior years, was a result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as the shift in focus to our longer-term sales leader qualification method described above, which was also implemented in the South and Central American region in 2009, and which we believe has had a similar effect on the long-term net sales trend in the region. Results for the region were also significantly impacted by conditions in Venezuela, as described below.

In Brazil, the region’s largest market, net sales decreased $102.1 million, or 28.5%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 0.2% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $101.5 million on net sales in Brazil for the year ended December 31, 2015. Brazil had a 5% price increase in March 2014 and price increases of 6% and 4% in March and October 2015, respectively. Brazil’s net sales decrease was attributable largely to the foreign currency erosion, as well as sales volume decreases, as measured by a decrease in Volume Points, as sales leaders continue to adapt to Marketing Plan changes to encourage Members to take advantage of the longer-term sales leader qualification methods. This volume decrease was largely offset by the price increases mentioned above. The Company is analyzing changes in ICMS tax legislation effective for 2016 that may increase the cost of our products for our Members and/or increase tax filing requirements, potentially having an adverse impact on our sales in the market.

Net sales in Venezuela decreased $123.1 million, or 87.7%, for the year ended December 31, 2015, as compared to the same period in 2014. Significant Bolivar-to-dollar exchange rate deterioration and significant sales volume declines, as measured by a decrease in Volume Points, were partially offset by the impact of price increases in the market. In July 2014, Herbalife Venezuela increased its prices on certain products in response to an announcement by the Venezuelan government with respect to the calculation of Bolivar-denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. These price increases, other subsequent price increases on certain products over the remainder of 2014, 100% price increases in each of March and April 2015, and approximately 40% cumulative price increases in the second half of 2015 were implemented to better align product prices with the economic conditions of the market. During the second and third quarters of 2014, we remeasured our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. During the fourth quarter of 2014, we remeasured our net sales in Venezuela using the SICAD II rate. During February 2015, we began remeasuring our net sales in Venezuela using the SIMADI rate. The economic environment in Venezuela has been difficult. We have reduced the product offering portfolio as we begin transition to local production for a few key products in response to market conditions. We continue to monitor our product pricing in Venezuela as increases in product pricing can adversely affect the demand for our products. See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela.

EMEA

The EMEA region reported net sales of $755.1 million for the year ended December 31, 2015. Net sales decreased $88.0 million, or 10.4%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 12.2% for the year ended December 31, 2015, as compared to the same period in 2014. The 10.4% decrease in net sales for the year ended December 31, 2015 was primarily the result of the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 22.7%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 10.4% and 3.1%, respectively, to net sales. The decrease in net sales for 2015, after increases for the prior several years, was greatest in Russia, the United Kingdom, and Italy but was also widespread across countries in the region due to the adverse impact of foreign currency fluctuations. Local currency sales growth was achieved in a number of countries across the region.

Net sales in Russia decreased $38.3 million, or 27.6%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 15.8% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $60.2 million on net sales in Russia for the year ended December 31, 2015. Product prices in Russia were increased 14% in March 2015 and 7% in June 2014; sales volume, as measured by changes in Volume Points, increased only slightly for the year. Russia’s success in recent years was primarily a result of the early adoption of many of the concepts captured in our recent Marketing Plan changes; mainly the more gradual development of certain new members to sales leader. We also invested in infrastructure and branding to help develop the market including the opening of sales pick-up centers and athletic sponsorships and endorsements. Growth slowed for 2015 as the country saw a weakening of the economy.

Net sales in Italy decreased $12.4 million, or 8.9%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 9.1% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $25.1 million on net sales in Italy for the year ended December 31, 2015. We believe Italy’s local currency net sales growth reflects the effectiveness of longer-term sales leader qualification methods augmented with the use of a regular organized training approach and events such as city-by-city tours.

Net sales in Spain decreased $2.0 million, or 2.3%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales in Spain increased 16.8% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $17.0 million on net sales in Spain for the year ended December 31, 2015. Spain has continued to increase the number of access points as well as focus on strategies including the daily consumption DMO and regionalization.

Net sales in the United Kingdom decreased $15.2 million, or 21.8%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales in the United Kingdom decreased 15.7% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $4.3 million on net sales in the United Kingdom for the year ended December 31, 2015. Following significant growth the United Kingdom market in 2013 and 2014, we have seen a decline in 2015. This decline is attributed to the impact of recent changes to the Marketing Plan, including the shift in focus to our longer-term sales leader qualification method to which Members continue to adapt. The underlying business metrics remain solid and Volume Points increased during the fourth quarter of 2015 as compared to the prior year period.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $938.6 million for the year ended December 31, 2015. Net sales decreased $191.5 million, or 16.9%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 10.6% for the year ended December 31, 2015, as compared to the same period in 2014. The 16.9% decrease in net sales for the year ended December 31, 2015 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, and the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 10.5% and 6.4%, respectively. The decrease in net sales for the year 2015 as compared to 2014, continuing a declining net sales growth trend of several years, was led by a decline in South Korea. We believe sales declines in South Korea and elsewhere were the result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as the shift in focus to our longer-term sales leader qualification method described above, which was also implemented in the Asia Pacific region in 2009, and which we believe has had a similar effect on the long-term net sales trend in the region.

Net sales in South Korea decreased $149.1 million, or 35.8%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 31.1% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $19.5 million on net sales for the year ended December 31, 2015. Since the second half of 2014 South Korea has been negatively impacted by the shift in focus to our longer-term sales leader qualification method, as well as sales leader acclimation to other South Korea-specific Marketing Plan enhancements. The Company is implementing strategies that have been successful in other markets such as a Trial Pack product and customer loyalty programs.

Net sales in India increased $12.6 million, or 8.0%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 13.6% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $8.6 million on net sales for the year ended December 31, 2015. India had a price increase of 12% in October 2015; Member purchases ahead of the price increase strengthened sales for the fourth quarter and potentially brought some sales forward from the first quarter of 2016. We have increased product access within the India market and supported the adoption of daily consumption DMOs, especially the Nutrition Club.

Net sales in Taiwan decreased $10.1 million, or 7.4%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 3.0% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $5.9 million on net sales for the year ended December 31, 2015. Taiwan was negatively impacted by the shift in focus to our longer-term sales leader qualification method.

Net sales in Indonesia decreased $21.7 million, or 20.1%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 10.1% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $10.8 million on net sales for the year ended December 31, 2015. Indonesia has been negatively impacted by the shift in focus to our longer-term sales leader qualification method. Indonesia had a price increase of 6% in October 2015; Member purchases ahead of the price increase contributed to sales for the fourth quarter and potentially brought some sales forward from the first quarter of 2016.

Net sales in Malaysia decreased $20.8 million, or 33.5%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 21.5% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $7.5 million on net sales for the year ended December 31, 2015. Malaysia was negatively impacted by first order limitations implemented during 2015. The market has also seen consumer spending dampened by the implementation of a goods and services tax during 2015.

China

Net sales in China were $846.2 million for the year ended December 31, 2015. Net sales increased $181.9 million, or 27.4%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 29.8% for the year ended December 31, 2015, as compared to the same period in 2014. The net sales increases for the year ended December 31, 2015 was primarily the result of an increases in sales volume, as measured by an increase in Volume Points, of approximately 29.7%, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 2.4%.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, including Nutrition Clubs, aided by a Customer Loyalty program, a Healthy Active Lifestyle program and supported by ongoing investments in advertising, corporate social responsibility and brand awareness. We continue to enhance product access in China through online and mobile platforms, supported by an expanding product access and distribution network.

Sales by Product Category

	Year Ended December 31,
	2015					2014
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,567.1	$(1,888.7)	$2,678.4	$184.4	$2,862.8	$5,128.1	$(2,207.0)	$2,921.1	$255.9	$3,177.0	(9.9)%
Targeted Nutrition	1,620.0	(670.0)	950.0	65.4	1,015.4	1,789.2	(770.0)	1,019.2	89.3	1,108.5	(8.4)%
Energy, Sports and Fitness	400.2	(165.5)	234.7	16.2	250.9	420.6	(181.0)	239.6	21.0	260.6	(3.7)%
Outer Nutrition	212.1	(87.7)	124.4	8.6	133.0	288.7	(124.2)	164.5	14.4	178.9	(25.7)%
Literature, Promotional and Other(1)	195.0	4.0	199.0	7.9	206.9	216.4	6.4	222.8	10.8	233.6	(11.4)%
Total	$6,994.4	$(2,807.9)	$4,186.5	$282.5	$4,469.0	$7,843.0	$(3,275.8)	$4,567.2	$391.4	$4,958.6	(9.9)%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.
(2)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for all product categories decreased for the year ended December 31, 2015 as compared to the same period in 2014. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,613.0 million for the year ended December 31, 2015, as compared to $3,975.7 million for the same period in 2014. As a percentage of net sales, gross profit for the year ended December 31, 2015 was 80.9% as compared to 80.2% for the same period in 2014, or a favorable net increase of 70 basis points. The 70 basis point net increase for the year ended December 31, 2015 included the favorable impact of retail price increases of 100 basis points primarily related to Venezuela, country mix of 28 basis points, cost savings through sourcing optimization and self-manufacturing of 24 basis points, favorable impact of lower inventory write-downs of 9 basis points, and other cost changes of 4 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 95 basis points primarily related to the currency devaluation in Venezuela. Generally, the gross profit as percentage of net sales may vary from period to period due to the impact from foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through sourcing optimization and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty Overrides were $1,251.4 million for the year ended December 31, 2015, as compared to $1,471.1 million for the same period in 2014. Royalty Overrides as a percentage of net sales were 28.0% for the year ended December 31, 2015 as compared to 29.7% for the same period in 2014. The decrease of royalty overrides as a percentage of net sales was primarily due to the higher growth of our China business relative to that of our worldwide business. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,778.0 million for the year ended December 31, 2015, as compared to $1,991.1 million for the same period in 2014. Selling, general and administrative expenses as a percentage of net sales were 39.8% for the year ended December 31, 2015, as compared to 40.2% for the same period in 2014.

The decrease in selling, general and administrative expenses for the year ended December 31, 2015 was primarily due to $184.3 million in lower net foreign exchange losses which included $168.5 million from the remeasurement of our Venezuelan Bolivar-denominated monetary assets and liabilities (See Liquidity and Capital Resources — Venezuela, for further discussion of currency exchange rate issues in Venezuela) and $10.2 million from Euro/U.S. dollar exposure primarily related to intercompany balances; lower variable expenses including $23.6 million from Member promotion and event costs, $7.7 million from bank fees, and $7.3 million from non-income tax expenses; $7.0 million in impairment losses related to Herbalife Venezuela’s long-lived assets in 2014; $17.5 million legal reserve for the Bostick case in 2014 (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion); $7.0 million higher government grants income primarily related to the establishment of the regional headquarters and distribution centers within China, which could potentially continue to provide grant income in future periods; and $17.4 million in lower professional fees and $14.9 million in lower travel expenses due to cost control initiatives; partially offset by $90.8 million in higher service fees to China independent service providers related to sales growth in China; and $22.8 million in higher salaries, bonuses and benefits.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the year ended December 31, 2015, we recorded approximately $18.7 million of expenses related to this matter, of which approximately $16.8 million was related to legal, advisory and other professional service fees. For the year ended December 31, 2014, we recorded approximately $25.1 million of expenses related to this matter, of which approximately $20.4 million was related to legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2015	Year Ended December 31, 2014
	(Dollars in millions)
Interest expense	$100.5	$91.7
Interest income	(5.6)	(12.5)
Net Interest Expense	$94.9	$79.2

The increase in net interest expense for the year ended December 31, 2015, as compared to the same period in 2014, was primarily due to the issuance of our $1.15 billion Convertible Notes in February 2014, including both cash and non-cash interest expense, discussed in Liquidity and Capital Resources below, as well as transactions to convert our Bolivars to U.S. dollars in 2015 that were financing in nature, in addition to lower interest income by using unfavorable official exchange rates to remeasure Herbalife Venezuela’s financial statements. These increases were partially offset by lower interest expense on our Credit Facility due to a lower principal balance in 2015 as compared to prior year.

Other Expense, net

The $10.7 million decrease in the other expense, net, for the year ended December 31, 2015, as compared to the same period in 2014, was due to lower other-than-temporary impairment losses recognized on our investments in Bolivar-denominated bonds during the year ended December 31, 2015 as compared to the same period in 2014.

Income Taxes

Income taxes were $147.3 million for the year ended December 31, 2015, as compared to $112.6 million for the same period in 2014. As a percentage of pre-tax income, the effective income tax rate was 30.3% for the year ended December 31, 2015, as compared to 26.7% for the same period in 2014. The increase to the effective tax rate for the year ended December 31, 2015, as compared to the same period in 2014, is primarily due to the decrease in net benefits in the geographic mix of our income, and related to the decrease in Herbalife Venezuela’s foreign exchange losses, partially offset by an increase in net benefits from discrete events. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Financial Results for the year ended December 31, 2014 compared to the year ended December 31, 2013

Net sales for the year ended December 31, 2014 increased 2.8% to $4,958.6 million as compared to $4,825.3 million in 2013. In local currency, including the remeasurement impact of Venezuela’s Bolivar denominated net sales, net sales for the year ended December 31, 2014 increased 8.3% as compared to the same period in 2013. The increase in net sales of 2.8% for the year ended December 31, 2014 was due to an increase in sales volume as measured by Volume Points, the impact of price increases, and a favorable change in country sales mix resulting from a greater percentage of our sales volume coming from markets with higher prices, which contributed approximately 2.0%, 3.8%, and 1.3% to net sales growth, respectively. These increases were partially offset by the effect of the strong U.S. dollar and the resulting fluctuation in foreign currency rates which reduced net sales by approximately 5.5%.

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

Net income for the year ended December 31, 2014 included a $229.0 million pre-tax unfavorable impact ($152.4 million post-tax), comprised of a $103.4 million and a $98.0 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I and SICAD II rates, respectively, $7.6 million of inventory write downs, a $7.0 million impairment loss on long lived assets, and a $13.0 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); an $25.1 million pre-tax unfavorable impact ($16.6 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $15.0 million pre-tax unfavorable impact ($9.4 million post-tax) from expenses related to regulatory inquiries; a $17.5 million pre-tax unfavorable impact ($10.9 million post-tax) related to a legal reserve for the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion); a $2.6 million pre-tax unfavorable impact ($1.6 million post-tax) related to impairment of newly acquired defective manufacturing equipment; a $36.7 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion); and a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

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

Reporting Segment Results

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $4,294.3 million for the year ended December 31, 2014. Net sales for the Primary Reporting Segment decreased $59.4 million, or 1.4%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, including the impact of Venezuela’s Bolivar denominated net sales, net sales increased 4.7% for the year ended December 31, 2014 as compared to the same period in 2013 for the Primary Reporting Segment; excluding the impact of Venezuela’s Bolivar denominated net sales, local currency net sales increased 5.1% for the year ended December 31, 2014 as compared to the same period in 2013 for the Primary Reporting Segment. The 1.4% decrease in net sales for the year ended December 31, 2014 was primarily the result of the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 6.1%, as well as a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 0.2%. These reductions to net sales were partially offset by price increases which contributed approximately 4.3% to net sales.

China reported net sales of $664.3 million for the year ended December 31, 2014. Net sales for China increased $192.7 million, or 40.9%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 41.3% for the year ended December 31, 2014 as compared to the same period in 2013 for China. The 40.9% increase in China net sales for the year ended December 31, 2014 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 34.4%.

See the discussion of net sales by geographic region below of the applicable region(s) comprising each segment for the underlying explanations of the changes in net sales for each reporting segment for the year ended December 31, 2014, as compared to the same period in 2013.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides. The Primary Reporting Segment reported contribution margin of $1,908.0 million for the year ended December 31, 2014. Contribution margin for the Primary Reporting Segment decreased $33.7 million, or 1.7%, for the year ended December 31, 2014, as compared to the same period in 2013. The 1.7% decrease for the year ended December 31, 2014 was primarily the result of fluctuations in the foreign currency rates and declines in volume, as measured by a decrease in Volume Points, which reduced contribution margin by approximately 8.7% and 0.2%, respectively, partially offset by the favorable impact of price increases and country mix, which increased contribution margin by approximately 6.5% and 0.8%, respectively.

China reported contribution margin of $596.6 million for the year ended December 31, 2014. Contribution margin for China increased $173.9 million, or 41.1%, for the year ended December 31, 2014, as compared to the same period in 2013. The 41.1% increase for the year ended December 31, 2014 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, which increased contribution margin by approximately 34.4%.

Sales by Geographic Region

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2014					2013
	Retail Sales(1)(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Retail Sales(1)(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues(1)	Net Sales	Change in Net Sales
	(Dollars in millions)
North America	$1,541.0	$(701.6)	$839.4	$87.4	$926.8	$1,485.6	$(685.4)	$800.2	$107.8	$908.0	2.1%
Mexico	979.9	(446.9)	533.0	34.9	567.9	937.6	(444.8)	492.8	69.6	562.4	1.0%
South & Central America	1,329.4	(616.9)	712.5	113.9	826.4	1,519.6	(718.8)	800.8	172.7	973.5	(15.1)%
EMEA	1,450.8	(657.3)	793.5	49.6	843.1	1,198.4	(572.1)	626.3	108.9	735.2	14.7%
Asia Pacific	1,785.8	(758.7)	1,027.1	103.0	1,130.1	1,815.3	(805.8)	1,009.5	165.1	1,174.6	(3.8)%
China	756.1	(94.4)	661.7	2.6	664.3	557.5	(86.4)	471.1	0.5	471.6	40.9%
Worldwide	$7,843.0	$(3,275.8)	$4,567.2	$391.4	$4,958.6	$7,514.0	$(3,313.3)	$4,200.7	$624.6	$4,825.3	2.8%

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

North America

The North America region reported net sales of $926.8 million for the year ended December 31, 2014. Net sales increased $18.8 million, or 2.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased $19.9 million, or 2.2% for the year ended December 31, 2014, as compared to the same period in 2013. The increase in net sales for the year ended December 31, 2014, as compared to the same period in 2013, was a result of a net sales increase in the U.S. of $18.2 million or 2.1%. The 2.1% increase in net sales for the North America region for the year ended December 31, 2014 was driven by price increases, which contributed approximately 2.5% to net sales, partially offset by a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 0.5%. Product prices in the US were increased 3% in March 2014.

In the U.S., while net sales for the year increased, the trend weakened during the year with a decline in sales during the fourth quarter as compared to prior year fourth quarter. For the full year, the North America region saw a decline in the rate of net sales growth in 2014 as compared to 2013, following a similar decline in 2013 as compared to 2012. We believe the change in trend was a result of Members adapting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as a shift in focus to our longer-term sales leader qualification method and Member certification-of-understanding requirements for our standards on product and business opportunity claims.

Mexico

The Mexico region reported net sales of $567.9 million for the year ended December 31, 2014. Net sales for the year ended December 31, 2014 increased $5.5 million, or 1.0%, as compared to the same period in 2013. In local currency, net sales for the year ended December 31, 2014 increased 5.3%, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $24.0 million on net sales for the year ended December 31, 2014. The 1.0% increase in net sales for the year ended December 31, 2014 was the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which increased net sales by approximately 1.3% and 4.9%, respectively. The net sales growth was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced sales by approximately 4.3%.

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

South and Central America

The South and Central America region reported net sales of $826.4 million for the year ended December 31, 2014. Net sales decreased $147.1 million, or 15.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, including the re-measurement impact of Venezuela’s Bolivar denominated net sales, net sales increased 3.9% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $184.9 million on net sales for the year ended December 31, 2014. The 15.1% decrease in net sales for the year ended December 31, 2014 was primarily the result of fluctuations in foreign currency rates, inclusive of Venezuela foreign exchange devaluations, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 19.0% and 12.0%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 11.2% to net sales. The decrease in net sales for the year ended December 31, 2014, as compared to the same period in 2013, was primarily driven by decreases in Venezuela and Brazil, including the impact of significant adverse foreign exchange rate movements. The region has continued to see the adoption and expansion of daily consumption DMOs.

The South & Central America region’s net sales declined for 2014 as compared to 2013, which included the adverse impact of fluctuations in foreign currency translation rates; local currency net sales increased during 2014 as noted above. The region saw slowing in its net sales growth as a result of Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders, such as a shift in focus to our longer-term sales leader qualification method, as well as the adverse impact of our imposition of import restrictions and order size limitations for the Venezuela market.

In Brazil, the region’s largest market, net sales decreased $22.8 million, or 6.0%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 3.4% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $35.8 million on net sales in Brazil for the year ended December 31, 2014. Brazil had a 5% price increase in March 2014. Brazil’s growth rate declined from the prior year and net sales declined for the fourth quarter as sales leaders adapt to the new Marketing Plan change which allows Members to qualify for sales leader status more gradually by accumulating qualifying volume over a 12 month period versus over one or two months. We believe this approach will improve sustainability of new Sales leaders’ businesses and benefit Herbalife long term as it allows new Members to get experience, improved training and additional education about Herbalife products, daily consumption based DMOs and the and business opportunity prior to becoming a Sales leader.

Net sales in Venezuela decreased $126.1 million, or 47.3%, for the year ended December 31, 2014, as compared to the same period in 2013. The challenging economic conditions and very limited currency exchange ability resulted in lower demand for our products and limited importation of product. We implemented cumulative price increases over July and December 2013 of 123%. In July 2014, Herbalife Venezuela further increased its prices on certain products in response to a recent announcement by the Venezuelan government regarding calculating Bolivar denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. These price increases, and other subsequent price increases on certain products over the remainder of the year, were implemented to better align product prices with the economic conditions of the market. During the second and third quarters of 2014, we remeasured our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. During the fourth quarter of 2014, we remeasured our net sales in Venezuela using the SICAD II rate. Use of the SICAD II, SICAD I and previous CADIVI rates instead of the more favorable official rates in 2013 had an unfavorable impact of $123.2 million on net sales in Venezuela for the year ended December 31, 2014. We continue to monitor and assess our product pricing in Venezuela. See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and our evaluation of several options to reduce our economic exposure to this market.

EMEA

The EMEA region reported net sales of $843.1 million for the year ended December 31, 2014. Net sales increased $107.9 million, or 14.7%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 19.9% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $38.1 million on net sales for the year ended December 31, 2014. The 14.7% increase in net sales for the year ended December 31, 2014 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and to a lesser extent price increases which contributed approximately 19.7% and 1.5%, respectively, to net sales. This increase to net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.2%. The increase in net sales for the year ended December 31, 2014 was primarily driven by increases in Russia, Italy, Spain, and the United Kingdom.

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

Net sales in Italy increased $28.0 million, or 25.2%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 25.2% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates did not have a significant impact on net sales in Italy for the year ended December 31, 2014. Italy has seen early Member adoption of cumulative qualification to sales leader status which we believe will improve sustainability of new sales leaders’ businesses and benefit Herbalife long term as it allows new members to get experience, improved training and additional education about Herbalife products, daily consumption based DMOs and the business opportunity prior to becoming a sales leader. This adoption was augmented with the expansion of Members’ offices and centers, and the use of a regular organized training approach.

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

Net sales in the United Kingdom increased $12.6 million, or 22.1%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales in the United Kingdom increased 15.2% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had a favorable impact of $3.9 million on net sales in the United Kingdom for the year ended December 31, 2014. The UK had a price increase of 3% in June 2014. The United Kingdom saw improved adoption of daily consumption DMOs such as Wellness Centers, Weight Loss Challenges, Fit Clubs and Fit Camps, as well as the use of a regular organized training approach. After a period of strong growth the UK saw a sales decline late in 2014.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $1,130.1 million for the year ended December 31, 2014. Net sales decreased $44.5 million, or 3.8%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 2.4% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $16.3 million on net sales for the year ended December 31, 2014. The 3.8% decrease in net sales for the year ended December 31, 2014 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, and the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 2.9% and 1.4%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 1.3% to net sales. The decrease in net sales for the year ended December 31, 2014 was driven primarily by declines in Malaysia, South Korea, and Indonesia, partially offset by increases in the Philippines, India, and Australia.

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

Net sales in India increased $11.9 million, or 8.2%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 13.4% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $7.5 million on net sales for the year ended December 31, 2014. We increased product access within the India market and supported the adoption of daily consumption DMOs, especially the Nutrition Club. The designation of India as a test market for launching first order limitations in 2013 and shifting to a focus on qualification by the 12 month cumulative approach also had a positive effect on 2014 sales.

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

Net sales in Indonesia decreased $17.4 million, or 13.9%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales decreased 1.1% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $16.1 million on net sales for the year ended December 31, 2014. Indonesia was negatively impacted by a shift in emphasis toward sales leader qualification over 12 months, and away from one or two month qualification.

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

China

Net sales in China were $664.3 million for the year ended December 31, 2014. Net sales increased $192.7 million, or 40.9%, for the year ended December 31, 2014, as compared to the same period in 2013. In local currency, net sales increased 41.3% for the year ended December 31, 2014, as compared to the same period in 2013. The fluctuation of foreign currency rates had an unfavorable impact of $2.2 million on net sales for the year ended December 31, 2014. The net sales increases for the year ended December 31, 2014 were primarily the result of increases in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 34.4%.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, aided by continued acceptance of a Preferred Customer program which was launched during 2013. We also implemented on-line ordering in China.

As of December 31, 2014, we had direct selling licenses for 25 of the 29 provinces in which we were operating.

Sales by Product Category

	Year Ended December 31,
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

The increase in selling, general and administrative expenses for the year ended December 31, 2014 included $181.1 million in higher net foreign exchange losses primarily related to the remeasurement of our Bolivar-denominated monetary assets and liabilities at the SICAD I and SICAD II rates in 2014 amounting to $103.4 million and $98.0 million, respectively, as compared to the $15.1 million net foreign exchange loss during the same period in 2013 related to the Venezuela Bolivar devaluation (See Liquidity and Capital Resources — Venezuela, for further discussion of currency exchange rate issues in Venezuela); $7.0 million in impairment losses related to Herbalife Venezuela’s long-lived assets; higher variable expenses related to sales growth, including $97.1 million in higher service fees to China independent service providers; $11.8 million in higher advertising and sponsorship costs; $7.8 million in higher salaries, bonuses and benefits; $15.0 million in expenses associated with the FTC’s CID; and a $17.5 million legal reserve for the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion), partially offset by $20.4 million in expenses incurred during the comparative 2013 period related to the re-audit of the 2010-2012 financial statements.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $889.8 million cash and cash equivalents and our senior secured credit facility, which includes $11.7 million of undrawn capacity as of December 31, 2015, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2015 and 2014.

For the year ended December 31, 2015, we generated $628.7 million of operating cash flow, as compared to $511.4 million for the same period in 2014. The increase in cash generated from operations was due to changes in operating assets and liabilities and higher net income, partially offset by lower non-cash items, which includes foreign exchange losses and other asset write-downs related to Venezuela. The change in operating assets and liabilities was primarily the result of changes in inventory; changes in prepaid expenses and other current assets and other assets which included lower prepayments resulting from financing an annual system support contract, lower payments to renew an annual insurance policy, lower prepaid non-income taxes; and changes in accrued expenses and accrued compensation which primarily related to timing differences of payments and higher employee bonus accrual.

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

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2015, 2014, and 2013 were $79.1 million, $156.7 million, and $162.5 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, management information systems, initiatives to develop web-based Member tools, and the expansion of our warehouse and sales centers. We expect to incur total capital expenditures of approximately $105 million to $135 million for the full year of 2016.

Senior Secured Credit Facility

We currently have a senior secured credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders which consists of a credit facility and a term loan, or the Term Loan. In May 2015, we amended our Credit Facility and our $700 million borrowing capacity on our revolving credit facility was reduced by approximately $235.9 million, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity on our revolving credit facility to $425.0 million as of December 31, 2015. Our revolving credit facility matures on March 9, 2017 and our Term Loan expires on March 9, 2016. During May 2015, pursuant to the amendment and upon execution, we made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. We will make regular scheduled payments for the Term Loan consisting of both principal and interest components. The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also caps our ability to pay dividends or repurchase our common shares. The Credit Facility, as amended, also restricts our ability to pay dividends or repurchase our common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of December 31, 2015 and December 31, 2014, we were compliant with our debt covenants under the Credit Facility.

During the year ended December 31, 2015, we did not make any borrowings and paid a total amount of $210.3 million under the Credit Facility. During the year ended December 31, 2014, we borrowed an aggregate amount of $50.0 million and paid a total amount of $131.3 million under the Credit Facility. During the year ended December 31, 2013, we borrowed an aggregate amount of $763.0 million and paid a total of $319.2 million under the Credit Facility. Our cash and cash equivalents provided by our borrowings provide us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of December 31, 2015 and 2014, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million and $850.0 million, respectively. Of the $639.7 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2015, $229.7 million was outstanding on the Term Loan and $410.0 million was outstanding on the revolving credit facility. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2015 and 2014 under the Credit Facility. On December 31, 2015 and December 31, 2014, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.78% and 3.04%, respectively.

See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on our Credit Facility.

Convertible Senior Notes

During February 2014, we issued $1.15 billion aggregate principal amount of convertible senior notes, or the Convertible Notes. The Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of our existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The primary purpose of the issuance of the Convertible Notes was to raise funds for share repurchase purposes. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on our Convertible Notes.

Contractual Obligations

The following summarizes our contractual obligations including interest at December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2016	2017 - 2018	2019 - 2020	2021 & Thereafter
	(Dollars in millions)
Convertible senior notes	$1,242.0	$23.0	$46.0	$1,173.0	$—
Borrowings under the senior secured credit facility(1)	655.5	243.2	412.3	—	—
Operating leases	195.1	55.5	79.4	46.6	13.6
Purchase obligations and other commitments	165.1	115.9	31.1	9.2	8.9
Total(2)	$2,257.7	$437.6	$568.8	$1,228.8	$22.5

(1)	The estimated interest payments on our Credit Facility are based on interest rates effective at December 31, 2015.
(2)

Our consolidated balance sheet as of December 31, 2015 included $52.7 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

Cash and Cash Equivalents

At December 31, 2015 and December 31, 2014, the total amount of our foreign subsidiary cash and cash equivalents was $310.5 million and $440.8 million, respectively, of which $19.1 million and $8.3 million was invested in U.S. dollars as of December 31, 2015 and December 31, 2014, respectively. At December 31, 2015 and December 31, 2014, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $579.3 million and $204.6 million, respectively. For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2015, our U.S. consolidated group had approximately $120.6 million of permanently reinvested unremitted earnings from its subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2015, our parent had $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Off-Balance Sheet Arrangements

At December 31, 2015 and December 31, 2014, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Dividends

The declaration of future dividends is subject to the discretion of our board of directors and will depend upon various factors, including our earnings, financial condition, Herbalife Ltd.’s available distributable reserves under Cayman Islands law, restrictions imposed by the Credit Facility and the terms of any other indebtedness that may be outstanding, cash requirements, future prospects and other factors deemed relevant by our board of directors. The Credit Facility permits payments of dividends up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on dividend restrictions.

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. There were no dividends declared and paid during the fiscal year ended December 31, 2015. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2014, and 2013 was approximately $30.4 million, and $123.1 million, respectively.

During the year ended December 31, 2014, we received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to our (accumulated deficit) retained earnings. We did not receive any dividends during the year ended December 31, 2015.

Share Repurchases

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, we announced that our board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for further information on restrictions concerning the Company’s ability to repurchase its common shares.

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for further information on the conditions for which Holders of the Convertible Notes may convert their notes prior to the maturity date. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the years ended December 31, 2015 and 2014, the Company recognized $6.5 million and $5.8 million, respectively, of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

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

The Company did not repurchase any of its common shares in the open market during the year ended December 31, 2015. During the year ended December 31, 2014, the Company repurchased 19.7 million of its common shares through open market purchases, the Repurchase Agreement, and the Forward Transactions at an aggregate cost of approximately $1,267.1 million, or an average cost of $64.25 per share. The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the year ended December 31, 2013, the Company repurchased 6.1 million of its common shares through open market purchases at an aggregate cost of approximately $297.4 million, or an average cost of $49.08 per share. As of December 31, 2015, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Working Capital and Operating Activities

As of December 31, 2015 and December 31, 2014, we had positive working capital of $541.9 million and $518.6 million, respectively, or an increase of $23.3 million. This increase was primarily related to the increase in our cash and cash equivalents as described above, an increase in deferred income taxes, decreases in accrued expenses, advanced sales deposits, and income taxes payable; partially offset by decreases in receivables and inventories, and decreases in prepaid expenses and other current assets due to the settlement of the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion), an increase in accrued compensation due to higher employee bonus accrual, and an increase in current portion of long-term debt as $229.7 million of the Credit Facility relating to the Term Loan will be paid by March 9, 2016.

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

Venezuela

Currency and Other Restrictions

Herbalife Venezuela, the Company’s Venezuelan subsidiary, imported its products into Venezuela. Recently, the Company began importing raw materials into Venezuela to have a local contract manufacturer produce certain of its key products. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, our Bolivar-denominated cash and cash equivalents continued to accumulate, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for our Venezuela business, with high inflation, pricing limitations, importation delays and the risk that the government will further devalue the Bolivar. See Note 2, Basis of Presentation, to the Consolidated Financial Statements for discussion on how the currency restrictions in Venezuela have impacted Herbalife Venezuela’s operations.

We plan to utilize the official rates to the extent allowable under Venezuelan government restrictions in order to exchange Bolivars for U.S. dollars. We also plan to access government, PDVSA bond offerings, and alternative legal exchange mechanisms when they are made available. As discussed in Note 2, Basis of Presentation, to the Consolidated Financial Statements, these alternative legal exchange mechanisms or less favorable official exchange mechanisms could cause us to recognize additional foreign exchange losses if they are less favorable than the SIMADI rate. If unfavorable rates are used to remeasure Herbalife Venezuela’s financial statements in future periods and the extent to which we can increase local prices is restricted, this could negatively impact our future operating income and have an adverse impact on our Venezuelan business. Our ability to access the CENCOEX rate, SICAD rate, SIMADI rate, or any other future official exchange rate could impact what exchange rates will be used for remeasurement purposes in future periods. We continue to assess and monitor the current economic and political environment in Venezuela. At December 31, 2015, the SIMADI rate was 198.7 Bolivars per U.S. dollar.

Consolidation of Herbalife Venezuela

We continue to operate in Venezuela and the increasing foreign currency constraints continue to create significant challenges for Herbalife Venezuela. In October 2014, Herbalife Venezuela executed a contract with a Venezuelan contract manufacturer to locally manufacture products to be sold to Herbalife Venezuela in Bolivars. We expect the local contract manufacturer to begin manufacturing products for Herbalife Venezuela during the first half of 2016. The ongoing transition to local manufacturing of products is an attempt to create a self-sustaining and economically viable business model to operate in Venezuela. However, our local contract manufacturing effort will be dependent on the ability to convert Bolivars to U.S. dollars to pay for the raw materials not sourced in Venezuela. Other strategies we have implemented to limit our financial exposure from currency restrictions and devaluations in our Venezuela operation while we continue to support our Members and their consumers include operating hour limitations, order size limitations, limiting Member promotions and events to local Bolivar-denominated expenses, and further limiting the importation of products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, we continue to control Herbalife Venezuela and its operations. Therefore, we continue to consolidate Herbalife Venezuela in our consolidated financial statements.

Herbalife Venezuela’s net sales represented less than 1% and approximately 3% and 6% of our consolidated net sales for the years ended December 31, 2015, 2014, and 2013, respectively, and its total assets represented less than 1% and approximately 2% of our consolidated total assets as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and December 31, 2014, the majority of its total assets consisted of Bolivar denominated cash and cash equivalents.

In February 2016, the government announced it will reduce its three-tier system of exchange rates to two tiers by eliminating the SICAD exchange mechanism. The CENCOEX and SIMADI exchange mechanisms will continue. The government also announced the SIMADI exchange mechanism will be an improved floating system. We are closely monitoring these exchange mechanisms as they continue to evolve. If there is a devaluation in the SIMADI exchange rate in future periods, then we could incur foreign exchange losses and other related charges during our 2016 fiscal year.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	(In millions except per share data)
Operations:
Net sales	$1,098.4	$1,102.9	$1,162.3	$1,105.4	$1,133.6	$1,256.2	$1,306.2	$1,262.6
Cost of sales	204.4	206.9	229.3	215.4	219.6	254.9	257.2	251.2
Gross profit	894.0	896.0	933.0	890.0	914.0	1,001.3	1,049.0	1,011.4
Royalty overrides	305.0	304.7	318.7	323.0	334.6	363.9	390.8	381.8
Selling, general and administrative expenses	446.4	429.7	470.5	431.4	417.4	609.7	461.9	502.1
Operating income(1)	142.6	161.6	143.8	135.6	162.0	27.7	196.3	127.5
Interest expense, net	25.6	24.1	23.7	21.5	23.0	19.9	21.4	14.9
Other expense, net	—	—	—	2.3	—	9.8	—	3.2
Income before income taxes	117.0	137.5	120.1	111.8	139.0	(2.0)	174.9	109.4
Income taxes	32.5	43.9	37.3	33.6	35.7	(13.3)	55.4	34.8
Net income(1)	$84.5	$93.6	$82.8	$78.2	$103.3	$11.3	$119.5	$74.6
Earnings per share
Basic	$1.02	$1.13	$1.00	$0.95	$1.26	$0.14	$1.39	$0.78
Diluted	$0.98	$1.09	$0.97	$0.92	$1.21	$0.13	$1.31	$0.74
Weighted average shares outstanding
Basic	82.7	82.6	82.6	82.3	82.1	81.9	86.1	95.4
Diluted	85.8	85.7	85.2	84.6	85.5	86.2	91.2	100.8

(1)

At December 31, 2014, we revised our estimate of our employee bonus accrual. This change in estimate was a result of us not meeting our projected targets. This change in estimate resulted in a cumulative adjustment that increased our operating income by a pre-tax amount of $16.6 million which increased the Company’s 2014 fourth quarter net income by $12.0 million, net of tax.

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements for information on our contingencies as of December 31, 2015.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2015, we sold products in 93 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1%, 0.2%, and 0.2% of product sales for the years ended December 31, 2015, 2014, and 2013, respectively.

We adjust our inventories to lower of cost or market. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $39.4 million and $41.6 million to present them at their lower of cost or market in our consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of December 31, 2015 and December 31, 2014, we had goodwill of approximately $91.8 million and $102.2 million, respectively. As of both December 31, 2015 and December 31, 2014, we had marketing related intangible assets of approximately $310.0 million. The decrease in goodwill during the year ended December 31, 2015 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the years ended December 31, 2015, 2014, and 2013.

Contingencies are accounted for in accordance with ASC Topic 450, Contingencies, or ASC 450. ASC 450 requires that we record an estimated loss from a loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. We also disclose material contingencies when we believe a loss is not probable but reasonably possible as required by ASC 450. Accounting for contingencies such as legal and non-income tax matters requires us to use judgment related to both the likelihood of a loss and the estimate of the amount or range of loss. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. Although realization is not assured, we believe it is more likely than not that the net carrying value will be realized. The amount of the carryforwards that is considered realizable, however, could change if estimates of future taxable income are adjusted. In the ordinary course of our business, there are many transactions and calculations where the tax law and ultimate tax determination is uncertain. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate prior to the completion and filing of tax returns for such periods. These estimates involve complex issues and require us to make judgments about the likely application of the tax law to our situation, as well as with respect to other matters, such as anticipating the positions that we will take on tax returns prior to us actually preparing the returns and the outcomes of disputes with tax authorities. The ultimate resolution of these issues may take extended periods of time due to examinations by tax authorities and statutes of limitations. In addition, changes in our business, including acquisitions, changes in our international corporate structure, changes in the geographic location of business functions or assets, changes in the geographic mix and amount of income, as well as changes in our agreements with tax authorities, valuation allowances, applicable accounting rules, applicable tax laws and regulations, rulings and interpretations thereof, developments in tax audit and other matters, and variations in the estimated and actual level of annual pre-tax income can affect the overall effective income tax rate.

We account for uncertain tax positions in accordance with ASC Topic 740, Income Taxes, or ASC 740, which provides guidance on the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.

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

We apply ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the consolidated statements of income when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2015 and December 31, 2014, the aggregate notional amounts of these contracts outstanding were approximately $112.8 million and $225.3 million, respectively. At December 31, 2015, the outstanding contracts had maturity dates of less than twelve months. Our derivative financial instruments are recorded on the consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ (deficit) equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2015, we recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2014, we recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the years ended December 31, 2015 and 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2015 and December 31, 2014.

As of December 31, 2015 and December 31, 2014, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two months as of December 31, 2015 and December 31, 2014.

See Note 11, Derivative Instruments and Hedging Activities, for a description of foreign currency forward contracts that were outstanding as of December 31, 2015 and 2014, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2015 and December 31, 2014, the total amount of our foreign subsidiary cash was $310.5 million and $440.8 million, respectively, of which $19.1 million and $8.3 million, respectively, was invested in U.S. dollars. At December 31, 2015 and December 31, 2014, the total amount of cash and cash equivalents held by our parent and its U.S. entities was $579.3 million and $204.6 million, respectively.

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

Interest Rate Risk

As of December 31, 2015, the aggregate annual maturities of the Credit Facility were expected to be $229.7 million for 2016 and $410.0 million for 2017. The fair value of the Credit Facility approximated its carrying value of $639.5 million as of December 31, 2015. The fair value of the Credit Facility approximated its carrying value of $848.3 million as of December 31, 2014. The Credit Facility bears a variable interest rate, and on December 31, 2015 and December 31, 2014, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 2.78% and 3.04%, respectively. As of December 31, 2015, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $795.9 million and the carrying value was $982.5 million. As of December 31, 2014, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $802.8 million and the carrying value was $943.5 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $6.4 million.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2015 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2015, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2015.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(n)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(j)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(j)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(n)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(e)

10.9 #	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(e)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(e)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis	(e)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson	(g)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis	(g)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(g)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(g)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(h)

10.17#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(h)

10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(h)

10.19#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(h)

10.20#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(m)

10.21#	Form of Independent Directors Stock Appreciation Right Award Agreement	(n)

Exhibit Number	Description	Reference

10.22#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(n)

10.23#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(o)

10.24#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	*

10.25#	Amended and Restated Non-Management Directors Compensation Plan	(o)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(o)

10.27#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(d)

10.28#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(d)

10.29

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(e)

10.30

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(g)

10.31#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(f)

10.32

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(i)

10.33	Form of Forward Share Repurchase Confirmation	(j)

10.34	Form of Base Capped Call Confirmation	(j)

10.35	Form of Additional Capped Call Confirmation	(j)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(j)

10.37

Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(k)

10.38#	Herbalife Ltd. 2014 Stock Incentive Plan.	(l)

10.39	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(m)

10.40

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

(n)

10.41#	Herbalife Ltd. Executive Incentive Plan	(p)

21.1	Subsidiaries of the Registrant	*

Exhibit Number	Description	Reference
23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on March 1, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(e)	Previously filed on May 2, 2011 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and is incorporated by reference.
(f)	Previously filed on April 29, 2011 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(h)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(i)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(j)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(k)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(l)	Previously filed on May 8, 2014 as an Exhibit to the Company’s registration statement on Form S-8 (File No. 333-195798) and is incorporated herein by reference.
(m)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(n)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(o)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(p)	Previously filed on March 17, 2011 as Appendix C to the Company’s definitive proxy statement on Schedule 14A and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Herbalife Ltd. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2016

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$889.8	$645.4
Receivables, net of allowance for doubtful accounts	69.9	83.6
Inventories	332.0	377.7
Prepaid expenses and other current assets	161.1	186.1
Deferred income tax assets	113.5	100.6
Total current assets	1,566.3	1,393.4
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	339.2	366.7
Deferred compensation plan assets	29.3	27.4
Other assets	141.1	154.9
Marketing related intangibles and other intangible assets, net	310.2	310.4
Goodwill	91.8	102.2
Total assets	$2,477.9	$2,355.0
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$71.1	$72.4
Royalty overrides	249.9	251.0
Accrued compensation	128.8	69.6
Accrued expenses	228.7	252.1
Current portion of long-term debt	229.5	100.0
Advance sales deposits	63.8	70.0
Income taxes payable	52.6	59.7
Total current liabilities	1,024.4	874.8
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,392.5	1,691.8
Deferred compensation plan liability	43.6	42.9
Deferred income tax liabilities	0.4	15.3
Other non-current liabilities	70.5	64.6
Total liabilities	2,531.4	2,689.4
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common shares, $0.001 par value, 1.0 billion shares authorized, 92.7 million (2015) and 92.2 million (2014) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	438.2	409.1
Accumulated other comprehensive loss	(165.5)	(78.2)
Accumulated deficit	(326.3)	(665.4)
Total shareholders’ deficit	(53.5)	(334.4)
Total liabilities and shareholders’ deficit	$2,477.9	$2,355.0

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2015	2014	2013
	(In millions, except per share amounts)
Product sales	$4,186.5	$4,567.2	$4,200.7
Shipping & handling revenues	282.5	391.4	624.6
Net sales	4,469.0	4,958.6	4,825.3
Cost of sales	856.0	982.9	963.4
Gross profit	3,613.0	3,975.7	3,861.9
Royalty overrides	1,251.4	1,471.1	1,497.5
Selling, general and administrative expenses	1,778.0	1,991.1	1,629.1
Operating income	583.6	513.5	735.3
Interest expense	100.5	91.7	26.6
Interest income	5.6	12.5	8.0
Other expense, net	2.3	13.0	—
Income before income taxes	486.4	421.3	716.7
Income taxes	147.3	112.6	189.2
NET INCOME	$339.1	$308.7	$527.5
Earnings per share
Basic	$4.11	$3.58	$5.14
Diluted	$3.97	$3.40	$4.91
Weighted average shares outstanding
Basic	82.6	86.3	102.6
Diluted	85.3	90.8	107.4

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013
	(In millions)
Net income	$339.1	$308.7	$527.5
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(7.2) (2015), $(7.3) (2014), and $(4.3) (2013)	(86.6)	(70.8)	3.2
Unrealized gain (loss) on derivatives, net of income taxes of $(0.6) (2015), $0.6 (2014), and $1.7 (2013)	(0.6)	12.3	8.6
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $(0.1) (2015), $0.1 (2014), and $0.1 (2013)	(0.1)	0.1	0.1
Total other comprehensive (loss) income	(87.3)	(58.4)	11.9
Total comprehensive income	$251.8	$250.3	$539.4

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Shares	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Shareholders’ (Deficit) Equity
	(In millions, except per share amounts)
Balance at December 31, 2012	$0.1	$304.0	$(31.7)	$123.1	$395.5
Issuance of 0.4 million common shares from exercise of stock options, SARs, restricted stock units, and employee stock purchase plan	—	1.0			1.0
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		15.6			15.6
Additional capital from share based compensation		29.5			29.5
Repurchases of 6.2 million common shares	—	(26.6)		(279.9)	(306.5)
Dividends and dividend equivalents ($1.20 per share)		0.4		(123.5)	(123.1)
Net income				527.5	527.5
Foreign currency translation adjustment, net of income taxes of $(4.3)			3.2		3.2
Unrealized gain on derivatives, net of income taxes of $1.7.			8.6		8.6
Unrealized gain on available-for-sale investments, net of income taxes of $0.1.			0.1		0.1
Balance at December 31, 2013	$0.1	$323.9	$(19.8)	$247.2	$551.4
Issuance of 1.4 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—	0.7			0.7
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		10.4			10.4
Additional capital from share based compensation		45.7			45.7
Repurchases of 20.2 million common shares, inclusive of the Forward Transactions	—	(97.6)		(1,194.3)	(1,291.9)
Dividends paid and dividend equivalents ($0.30 per share)		—		(30.4)	(30.4)
Dividends received				3.4	3.4
Issuance of the convertible notes and forward transaction		249.8			249.8
Payments for capped call transactions		(123.8)			(123.8)
Net income				308.7	308.7
Foreign currency translation adjustment, net of income taxes of $(7.3)			(70.8)		(70.8)
Unrealized gain on derivatives, net of income taxes of $0.6			12.3		12.3
Unrealized gain on available-for-sale investments, net of income taxes of $0.1			0.1		0.1
Balance at December 31, 2014	$0.1	$409.1	$(78.2)	$(665.4)	$(334.4)
Issuance of 1.0 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—	2.8			2.8
Excess tax deficit from exercise of stock options, SARs and restricted stock grants		(2.0)			(2.0)
Additional capital from share based compensation		44.9			44.9
Repurchases of 0.4 million common shares	—	(16.6)			(16.6)
Net income				339.1	339.1
Foreign currency translation adjustment, net of income taxes of $(7.2)			(86.6)		(86.6)
Unrealized loss on derivatives, net of income taxes of $(0.6)			(0.6)		(0.6)
Unrealized loss on available-for-sale investments, net of income taxes of $(0.1)			(0.1)		(0.1)
Balance at December 31, 2015	$0.1	$438.2	$(165.5)	$(326.3)	$(53.5)

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$339.1	$308.7	$527.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.0	93.2	84.7
Excess tax benefits from share-based payment arrangements	(4.1)	(10.4)	(15.6)
Share-based compensation expenses	44.9	45.7	29.5
Non-cash interest expense	56.2	43.5	2.6
Deferred income taxes	(38.2)	(84.8)	(24.9)
Inventory write-downs	25.3	24.5	29.8
Foreign exchange transaction (gain) loss	(6.3)	(6.2)	5.8
Foreign exchange loss from Venezuela currency devaluation	32.9	200.3	15.1
Impairments and write-downs relating to Venezuela currency devaluation	4.3	27.5	—
Other	6.5	6.1	0.6
Changes in operating assets and liabilities:
Receivables	(6.2)	6.0	9.2
Inventories	(30.5)	(99.4)	(54.8)
Prepaid expenses and other current assets	4.4	(34.9)	(9.4)
Other assets	(21.3)	(36.7)	(9.4)
Accounts payable	6.0	(5.2)	10.8
Royalty overrides	21.6	6.7	28.8
Accrued expenses and accrued compensation	71.1	(11.5)	86.0
Advance sales deposits	2.3	10.4	22.0
Income taxes	21.8	22.2	26.8
Deferred compensation plan liability	0.9	5.7	7.8
NET CASH PROVIDED BY OPERATING ACTIVITIES	628.7	511.4	772.9
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(79.0)	(173.7)	(146.9)
Proceeds from sale of property, plant and equipment	0.4	—	0.2
Investments in Venezuelan bonds	(0.1)	(12.6)	(4.1)
Deposit in escrow	—	(15.0)	—
Other	5.3	—	—
NET CASH USED IN INVESTING ACTIVITIES	(73.4)	(201.3)	(150.8)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	(30.4)	(123.1)
Dividends received	—	3.4	—
Payments for Capped Call Transactions	—	(123.8)	—
Borrowings from senior secured credit facility and other debt	—	50.0	763.1
Proceeds from senior convertible notes	—	1,150.0	—
Principal payments on senior secured credit facility and other debt	(227.6)	(131.3)	(319.4)
Issuance costs relating to long-term debt and senior convertible notes	(6.2)	(28.9)	—
Share repurchases	(16.6)	(1,291.9)	(306.5)
Excess tax benefits from share-based payment arrangements	4.1	10.4	15.6
Proceeds from exercise of stock options and sale of stock under employee stock purchase plan	1.9	3.0	1.0
Other	(5.6)	—	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(250.0)	(389.5)	30.7
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(60.9)	(248.2)	(13.3)
NET CHANGE IN CASH AND CASH EQUIVALENTS	244.4	(327.6)	639.5
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	645.4	973.0	333.5
CASH AND CASH EQUIVALENTS, END OF YEAR	$889.8	$645.4	$973.0
CASH PAID DURING THE YEAR
Interest paid	$50.5	$39.2	$23.0
Income taxes paid	$168.4	$180.8	$197.1

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of December 31, 2015, the Company sold its products to and through a network of 4.0 million independent members, or Members, which included 0.3 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife and its subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. This ASU shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date of December 15, 2016. The Company is evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires that debt issuance costs related to a recognized debt liability now be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Under current U.S. GAAP, debt issuance costs are recognized as a deferred charge asset. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. This ASU clarifies the presentation and subsequent measurement of debt issuance costs associated with lines of credit. These costs may be presented as an asset and amortized ratably over the term of the line of credit arrangement. These updates are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. A reporting entity should apply these amendments retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the ASU. The Company early adopted ASU 2015-03 as of December 31, 2015, and applied its provisions retrospectively for all periods presented. The adoption of ASU 2015-03 resulted in the reclassification of $19.9 million of unamortized debt issuance costs that were previously recorded as an asset and are now being recorded as a deduction from the carrying value of the Company’s convertible senior notes and term loan as of December 31, 2014; see Note 4, Long-Term Debt for more information. Other than this reclassification, the adoption of ASU 2015-03 did not have an impact on the Company’s consolidated financial statements.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments by modifying how entities measure and recognize equity investments and present changes in the fair value of financial liabilities, and by simplifying the disclosure guidance for financial instruments. The amendments in this update are effective for fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $34.7 million, $219.0 million, and $37.9 million, for the years ended December 31, 2015, 2014, and 2013, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela. Herbalife Venezuela’s foreign currency financial statement impact is discussed further below within this Note.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheet and consolidated statement of cash flows, respectively. As of December 31, 2015 and December 31, 2014, the Company did not owe any amounts to this financial institution.

As of December 31, 2015 and 2014, the Company’s subsidiary in Venezuela, Herbalife Venezuela, had $7.7 million and $36.4 million, respectively, in Bolivar denominated cash and cash equivalents. Please see Remeasurement of Herbalife Venezuela’s Monetary Assets and Liabilities below for a further description of Herbalife Venezuela’s cash and cash equivalents balances.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members. The Company believes the concentration of its collection risk related to its credit card receivables is diminished due to the geographic dispersion of its receivables. The receivables from credit card companies were $49.3 million and $57.6 million as of December 31, 2015 and 2014, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2015 and 2014. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. During the years ended December 31, 2015, 2014, and 2013, the Company recorded $3.7 million, $2.2 million, and $2.1 million, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of December 31, 2015 and 2014, the Company’s allowance for doubtful accounts was $1.5 million and $1.9 million, respectively. As of December 31, 2015 and 2014, the majority of the Company’s total outstanding accounts receivable were current.

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
•

The Company’s variable rate revolving credit facility is recorded at carrying value and is considered to approximate its fair value. The Company’s convertible senior notes issued in February 2014, or the Convertible Notes, are recorded at carrying value, and their fair value is determined using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Notes trading price, volatility and dividend yield as of December 31, 2015, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. See Note 4, Long-Term Debt for a further description.

Inventories

Inventories are stated at the lower of cost (primarily on the first-in, first-out basis) or market.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt using the effective interest method. Debt issuance costs, except for the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheet. Total amortization expense related to debt issuance costs was $8.5 million, $6.8 million, and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, the Company’s remaining unamortized debt issuance cost was $19.8 million and $22.0 million, respectively.

Long-Lived Assets

At December 31, 2015 and 2014, the Company’s net property, plant and equipment consisted of the following (in millions):

	December 31,
	2015	2014
Property, plant and equipment — at cost:(1)
Land and Building	$22.2	$22.2
Furniture and fixtures	25.0	25.6
Equipment	652.4	630.4
Building and leasehold improvements	177.0	171.8
	876.6	850.0
Less: accumulated depreciation and amortization(1)	(537.4)	(483.3)
Net property, plant and equipment	$339.2	$366.7

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

At year-end 2015, the Company determined that property, plant and equipment at cost and accumulated depreciation as of December 31, 2014, as previously reported, were each understated by approximately $90 million. These understatements offset one another and did not have an impact on the Company’s net property plant and equipment balances and consolidated balance sheets as of December 31, 2014 and 2013. This did not have any impact to the Company’s operating results or cash flows for the years ended December 31, 2014, 2013 and 2012, including the interim periods within those years. Property, plant and equipment at cost and accumulated depreciation as of December 31, 2014, in the table above have been revised to correct for the immaterial impact of these offsetting understatements for comparative purposes.

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. As of December 31, 2015 and 2014, the Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. As of December 31, 2015 and 2014, these amounts have been reflected in property, plant and equipment on the Company’s accompanying consolidated balance sheet.

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, was $140.2 million and $158.8 million as of December 31, 2015 and 2014, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general and administrative expenses totaled $82.5 million, $81.5 million, and $81.1 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company uses a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value then a goodwill impairment amount is recorded for the difference. For the marketing related intangible assets, the Company uses a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value then an impairment amount is recorded for the difference. During the years ended December 31, 2015, 2014, and 2013, there were no additions to goodwill or marketing related intangible assets or impairments of goodwill or marketing related intangible assets. At December 31, 2015 and 2014, the marketing related intangible asset balance was $310.0 million which consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2015 and 2014, the goodwill balance was $91.8 million and $102.2 million, respectively. The decrease in goodwill during the year ended December 31, 2015 was due to cumulative translation adjustments.

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

Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,
	2015	2014	2013
Foreign currency translation adjustment, net of tax	$(183.0)	$(96.4)	$(25.6)
Unrealized gain on derivatives, net of tax	17.4	18.0	5.7
Unrealized gain on available-for-sale investments, net of tax	0.1	0.2	0.1
Total accumulated other comprehensive loss	$(165.5)	$(78.2)	$(19.8)

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

Government Grants

Government grants are recorded into income when a legal right to the grant exists, there is reasonable assurance that the grant proceeds will be received and all the conditions under which the government grants were provided have been met. For the years ended December 31, 2015, 2014, and 2013, the Company recognized grant income of approximately $7.9 million, $1.5 million and $0.2 million, respectively, in selling, general and administrative expenses within its consolidated statements of income.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $66.1 million, $69.7 million, and $57.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in millions):

	Year Ended December 31,
	2015	2014	2013
Weighted average shares used in basic computations	82.6	86.3	102.6
Dilutive effect of exercise of equity grants outstanding	2.7	4.5	4.8
Weighted average shares used in diluted computations	85.3	90.8	107.4

There were an aggregate of 5.4 million, 2.7 million, and 3.0 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the years ended December 31, 2015, 2014, and 2013, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the years ended December 31, 2015 and 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2015 and 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

The Capped Call Transactions executed in connection with the issuance of the Convertible Notes are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive.

Revenue Recognition

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in retail stores in China or through the Company’s independent service providers in China. Product sales are recognized net of product returns and discounts referred to as “distributor allowances.” Net sales include product sales and shipping and handling revenues. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $3.9 million, $4.3 million, and $4.7 million as of December 31, 2015, 2014, and 2013, respectively. Product returns were $5.0 million, $7.3 million, and $9.7 million during the years ended December 31, 2015, 2014, and 2013, respectively.

Non-Cash Investing and Financing Activities

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $12.3 million, $12.3 million, and $29.6 million, respectively, of non-cash capital expenditures. In addition, during the year ended December 31, 2015, the Company recorded $15.0 million of a non-cash release of deposits in escrow that were used to reduce the Company’s accrued expense liability.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2015, the Company recorded $17.3 million of non-cash borrowings that were used to finance software maintenance. See Note 8, Shareholders’ (Deficit) Equity for information on the Company’s non-cash financing activities related to the prepaid forward share repurchases transaction.

Share-Based Payments

The Company accounts for share-based compensation in accordance with FASB authoritative guidance which requires the measurement of share-based compensation expense for all share-based payment awards made to employees. The Company measures share-based compensation cost at the grant date, based on the fair value of the award. The Company recognizes share-based compensation expense for service condition awards on a straight-line basis over the employee’s requisite service period. The Company recognizes share-based compensation expense for performance condition awards over the vesting term using the graded vesting method.

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

Currency and Other Restrictions in Venezuela

Herbalife Venezuela, the Company’s Venezuelan subsidiary, imported its products into Venezuela. Recently, the Company began importing raw materials into Venezuela to have a local contract manufacturer produce certain of its key products. Foreign exchange controls in that country limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany obligations at any official rate. As a result, the Company’s Bolivar-denominated cash and cash equivalents continued to accumulate, increasing the potential impact of any currency devaluation. The current operating environment in Venezuela also continues to be challenging for the Company’s Venezuela business, with high inflation, pricing limitations, importation delays and the risk that the government will further devalue the Bolivar.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the events above and the Company’s facts and circumstances at that time, the Company remeasured its financial statements at the SICAD I rate of 10.7 Bolivars per U.S. dollar at March 31, 2014. As a result of using the less favorable SICAD I rate for remeasurement, during the three months ended March 31, 2014 the Company’s cash and cash equivalents were reduced by approximately $96.0 million, and the Company recognized $86.1 million of foreign exchange losses in selling, general and administrative expenses within its consolidated statement of income.

During the second and third quarters of 2014, the Company did not receive any approvals to exchange Bolivars for U.S. dollars using the SICAD I and SICAD II mechanisms. The Company recognized $0.2 million and $17.1 million in foreign exchange losses relating to unfavorable changes in the SICAD I rate during the three months ended June 30, 2014 and the three months ended September 30, 2014, respectively.

In October 2014, the Company exchanged Bolivars for a small amount of U.S. dollars at the SICAD II rate, and the Company continued applying for U.S. dollars using the SICAD II mechanism on a regular basis through December 31, 2014. Conversely, the Company’s ability to convert its Bolivars to U.S. dollars at the SICAD I rate did not improve. Accordingly, at September 30, 2014, the Company remeasured its financial statements at the SICAD II rate of 50.0 Bolivars per U.S. dollar and recognized $98.0 million in additional foreign exchange losses. As a result of using the less favorable SICAD II rate, the Company’s cash and cash equivalents on its consolidated balance sheet were reduced by approximately $102.5 million and the Company recognized $7.6 million of inventory write downs in cost of sales and $7.0 million of long lived asset impairments in selling, general and administrative expenses within its consolidated statement of income during the third quarter of 2014. The Company remeasured its financial statements using the SICAD II rate of 50.0 Bolivars per U.S. dollar as of December 31, 2014.

At March 31, 2015, the Company used the SIMADI exchange rate to remeasure its Venezuelan subsidiary’s financial statements. During the year ended December 31, 2015 the Company recognized $32.9 million in foreign exchange losses in selling, general and administrative expenses and $2.0 million of inventory write downs in cost of sales within its consolidated statement of income. The Company continues to use the SIMADI exchange rate for remeasurement which was 198.7 Bolivars per U.S. dollar at December 31, 2015. During the year ended December 31, 2015, the Company also entered into transactions to effectively convert 1.5 billion of its Bolivars to $1.8 million U.S. dollars. Due to the financing nature of these transactions, the Company recognized a loss of $5.6 million in interest expense within its statement of income.

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

As of December 31, 2015 and December 31, 2014, Herbalife Venezuela’s net monetary assets and liabilities denominated in Bolivars was approximately $6.7 million and $35.1 million, respectively, and included approximately $7.7 million and $36.4 million, respectively, in Bolivar denominated cash and cash equivalents. As noted above, these Bolivar denominated assets and liabilities were remeasured at the SIMADI rate as of December 31, 2015 and at the SICAD II rate as of December 31, 2014. These remeasured amounts, including cash and cash equivalents, being reported on the Company’s consolidated balance sheet using the published SIMADI rate may not accurately represent the amount of U.S. dollars that the Company will ultimately realize. While the Company continues to monitor the exchange mechanisms and restrictions imposed by the Venezuelan government, and assess and monitor the current economic and political environment in Venezuela, there is no assurance that the Company will be able to exchange Bolivars into U.S. dollars on a timely basis.

In February 2016, the government announced it will reduce its three-tier system of exchange rates to two tiers by eliminating the SICAD exchange mechanism. The CENCOEX and SIMADI exchange mechanisms will continue. The government also announced the SIMADI exchange mechanism will be an improved floating system. The Company is closely monitoring these exchange mechanisms as they continue to evolve. If there is a devaluation in the SIMADI exchange rate in future periods, then the Company could incur foreign exchange losses and other related charges during its 2016 fiscal year.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidation of Herbalife Venezuela

The Company continues to operate in Venezuela and the increasing foreign currency constraints continue to create significant challenges for Herbalife Venezuela. In October 2014, Herbalife Venezuela executed a contract with a Venezuelan contract manufacturer to locally manufacture products to be sold to Herbalife Venezuela in Bolivars. The Company expects the local contract manufacturer to begin manufacturing products for Herbalife Venezuela during the first half of 2016. The ongoing transition to local manufacturing of products is an attempt to create a self-sustaining and economically viable business model to operate in Venezuela. However, the Company’s local contract manufacturing effort will be dependent on the ability to convert Bolivars to U.S. dollars to pay for the raw materials not sourced in Venezuela. Other strategies the Company has implemented to limit its financial exposure from currency restrictions and devaluations in its Venezuela operation while it continues to support its Members and their consumers include operating hour limitations, order size limitations, limiting Member promotions and events to local Bolivar-denominated expenses, and further limiting the importation of products into Venezuela. Herbalife Venezuela will continue to apply for legal exchange mechanisms to convert its Bolivars to U.S. dollars. Despite the currency exchange restrictions in Venezuela, the Company continues to control Herbalife Venezuela and its operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements.

Herbalife Venezuela’s net sales represented less than 1% and approximately 3% and 6% of the Company’s consolidated net sales for the years ended December 31, 2015, 2014, and 2013, respectively, and its total assets represented less than 1% and approximately 2% of the Company’s consolidated total assets as of December 31, 2015 and 2014, respectively.

Investments in Bolivar-Denominated Bonds

During the fourth quarter of 2013, the Company began investing in Bolivar denominated bonds, or bonds, issued by the Venezuelan government. The Company classifies these bonds as long-term available-for-sale investments which are carried at fair value, inclusive of unrealized gains and losses, and net of discount accretion and premium amortization. The fair value of these bonds are determined using Level 2 inputs which include prices of similar assets traded in active markets in Venezuela and observable yield curves. Net unrealized gains and losses on these bonds are included in other comprehensive income (loss) and are net of applicable income taxes. As of December 31, 2015 and 2014, the amortized cost of the Company’s Venezuelan bonds was $1.2 million and $3.4 million, respectively, and the bonds had a market value of $1.1 million and $3.7 million, respectively. During the years ended December 31, 2015, 2014, and 2013, the Company did not sell any of its bonds.

The Company evaluates securities for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairments relating to available-for-sale securities for the years ended December 31, 2015 and 2014 was $2.3 million and $13.0 million, respectively, which were recognized in other expense, net in the Company’s consolidated income statement. The other-than-temporary impairments were primarily due to unfavorable foreign exchange rates. There were no other-than-temporary impairments relating to available-for-sale securities for the year ended December 31, 2013.

3. Inventories

Inventories consist primarily of finished goods available for resale and can be categorized as follows (in millions):

	December 31,
	2015	2014
Weight Management, Targeted Nutrition and Energy, Sports and Fitness	$304.3	$340.5
Outer Nutrition	13.5	20.2
Literature, Promotional and Others	14.2	17.0
Total	$332.0	$377.7

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the major classes of inventory (in millions):

	December 31,
	2015	2014
Raw materials	$41.5	$39.5
Work in process	3.8	4.3
Finished goods	286.7	333.9
Total	$332.0	$377.7

4. Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2015	2014
Senior secured credit facility, carrying value(1)	$639.5	$848.3
Convertible senior notes, carrying value of liability component(1)	982.5	943.5
Total	1,622.0	1,791.8
Less: current portion	229.5	100.0
Long-term portion	$1,392.5	$1,691.8

(1)

The Company adopted ASU 2015-03 in the fourth quarter of 2015 and reclassified $18.2 million and $1.7 million from deferred financing costs, net to long-term debt, net of current portion, resulting in a deduction from the carrying value of the Company’s senior convertible notes and term loan, respectively, within its December 31, 2014 consolidated balance sheet. See Note 2, Basis of Presentation for further information.

Senior Secured Credit Facility

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated its prior senior secured credit facility, or the Prior Credit Facility.

In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the Credit Facility. These debt issuance costs were recorded on the Company’s consolidated balance sheet and are being amortized over the term of the Credit Facility.

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

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. The debt issuance costs are recorded on the Company’s consolidated balance sheet and will be amortized over the life of the Term Loan.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the Convertible Notes and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 8, Shareholders’ (Deficit) Equity. The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s consolidated balance sheet and will be amortized over the life of the Credit Facility.

On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility by one year to March 9, 2017. The Term Loan will mature on March 9, 2016. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity on its revolving credit facility to $425.0 million as of December 31, 2015. Until March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility will effectively remain unchanged except that the minimum applicable margin will be increased by 0.50% and LIBOR will have a minimum floor of 0.25%. Based on the Company’s consolidated leverage ratio, U.S. dollar borrowings under the Credit Facility now bear interest at either LIBOR plus the applicable margin between 2.00% and 3.00% or the base rate plus the applicable margin between 1.00% and 2.00%. The base rate under the Credit Facility represents the highest of the Federal Funds Rate plus 0.50%, the one-month LIBOR plus 1.00%, and the prime rate offered by Bank of America. The Company, based on its consolidated leverage ratio, pays a commitment fee between 0.40% and 0.50% per annum on the unused portion of the Credit Facility. The Credit Facility also permits the Company to borrow limited amounts in Mexican Peso and Euro currencies based on variable rates. All obligations under the Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by substantially all of the assets of the U.S. subsidiaries of the parent company, Herbalife Ltd. and by certain assets of certain foreign subsidiaries of Herbalife Ltd.

After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility will increase by 2.00% such that borrowings under the Credit Facility will bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s consolidated balance sheet and will be amortized over the life of the revolving credit facility.

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of December 31, 2015 and December 31, 2014, the Company was compliant with its debt covenants under the Credit Facility.

On December 31, 2015 and December 31, 2014, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan, was 2.78% and 3.04%, respectively.

During 2015, the Company did not make any borrowings and paid a total amount of $210.3 million under the Credit Facility. During 2014, the Company borrowed an aggregate amount of $50.0 million and paid a total amount of $131.3 million under the Credit Facility. During 2013, the Company borrowed an aggregate amount of $763.0 million and paid a total amount of $319.2 million under the Credit Facility. As of December 31, 2015 and December 31, 2014, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million and $850.0 million, respectively. Of the $639.7 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2015, $229.7 million was outstanding on the Term Loan and $410.0 million was outstanding on the revolving credit facility. Of the $850.0 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2014, $350.0 million was outstanding on the Term Loan and $500.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2015 and December 31, 2014 under the Credit Facility.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of December 31, 2015 and 2014, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 13, Fair Value Measurements, such as observable market interest rates and yield curves.

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

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded as debt issuance costs and as additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $21.5 million of debt issuance costs recorded on the Company’s consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $167.6 million, and the carrying amount of the liability component was $982.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2015, the fair value of the liability component relating to the Convertible Notes was approximately $795.9 million. As of December 31, 2014, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $206.5 million, and the carrying amount of the liability component was $943.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2014, the fair value of the liability component relating to the Convertible Notes was approximately $802.8 million. At December 31, 2015 and 2014, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the year ended December 31, 2015, the Company recognized $61.7 million of interest expense relating to the Convertible Notes, which included $35.7 million relating to non-cash interest expense relating to the debt discount and $3.2 million relating to amortization of deferred financing costs. The Company’s total interest expense, including the Credit Facility, was $100.5 million, $91.7 million, and $26.6 million, for the years ended December 31, 2015, 2014, and 2013, respectively, which was recognized within its consolidated statement of income.

As of December 31, 2015, the aggregate annual maturities of the Credit Facility were expected to be $229.7 million for 2016 and $410.0 million for 2017. The $1.15 billion principal amount of the Convertible Notes is due in 2019.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2015, the Company had $45.3 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico VAT related surety bonds described in Note 7, Contingencies.

5. Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2025. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases at December 31, 2015, were as follows (in millions):

Operating
2016	$55.5
2017	44.0
2018	35.4
2019	25.7
2020	20.9
Thereafter	13.6
Total	$195.1

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes rental expense on a straight-line basis. Rental expense for the years ended December 31, 2015, 2014, and 2013, was $58.0 million, $60.0 million, and $57.5 million, respectively.

There was no material property, plant and equipment under capital leases included in property, plant and equipment on the accompanying consolidated balance sheets at December 31, 2015 and December 31, 2014.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $4.3 million, $3.5 million, and $4.0 million during the years ended December 31, 2015, 2014, and 2013, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $5.5 million, $7.5 million, and $8.4 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The total expense for the two non-qualified deferred compensation plans, excluding participant contributions, was $0.1 million, $1.7 million, and $4.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $43.6 million and $42.9 million at December 31, 2015 and 2014, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $29.3 million and $27.4 million as of December 31, 2015 and 2014, respectively.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that significant additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $66 million, translated at the December 31, 2015 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $16.9 million, translated at the December 31, 2015 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $18.4 million, translated at the December 31, 2015 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service audited the Company’s Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

The Mexican Customs Service has challenged the customs classification codes used by the Company for certain importations. A change in the customs classification codes would require the payment of additional VAT and other taxes for those importations. The Company believes that the customs classification codes used for the importation of these products were correct. The Company has received draft assessments of approximately $14 million, translated at the December 31, 2015 spot rate, and is discussing the draft assessments with the Mexican Tax Administration. The Company expects to challenge assessments as they are received. Most of the products that were the subject of the dispute have since been reformulated to avoid potential additional assessments related to future importations of product. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. In March 2015, the Company commenced litigation in the Tax Court of Mexico to reclaim the VAT refund pertaining specifically to the July 2013 period. As of December 31, 2015, the Company had $57.1 million of Mexico VAT related assets of which $48.4 million was within non-current other assets and $8.7 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At December 31, 2015, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.0 million, translated at the December 31, 2015 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $4.5 million, translated at the December 31, 2015 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. The Company had $14.7 million, translated at the December 31, 2015 spot rate, of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet. At December 31, 2015, the Company has not recognized any losses related to these ICMS-ST related assets as the Company does not believe a loss is probable.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation, including an audit in the State of Sao Paulo related to the 2013 and 2014 tax years. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company has issued surety bonds in the aggregate amount of $8.9 million, translated at the December 31, 2015 spot rate, through an insurance company to guarantee payment of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several tax assessments in the aggregate amount of $7 million, translated at the December 31, 2015 spot rate, from several Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $3.6 million, translated at the December 31, 2015 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the period 2011 through 2013, which comprises of eight quarterly periods. On January 12, 2016, the Company received a tax assessment of $3.6 million, translated at the December 31, 2015 spot rate, covering the period January 12, 2011 through April 11, 2011, representing the first quarterly period. The Company paid the assessment on January 26, 2016. The Company disagrees with the assertions made in the assessment, as well as the calculation methodology used in the assessment, and plans to file appeals against the assessment itself as well as appeals against the calculation methodology used. The Korea Customs Service could issue an assessment or additional quarterly assessments for the remainder of the audit period on a similar basis as the assessment received to date, or use an alternative basis (after considering the appeals that the Company intends to file). The Company has not recognized a loss as the Company does not believe a loss is probable and is unable to reasonably estimate an amount of loss that could result from an unfavorable outcome.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bostick, et al., v. Herbalife Int’l of Am., Inc., et al. On April 8, 2013, Herbalife Ltd. and certain of its subsidiaries were named as defendants in a suit filed in the U.S. District Court for the Central District of California, challenging Herbalife’s marketing practices and business structure under California laws prohibiting “endless chain schemes,” unfair and deceptive business practices, and false advertising, as well as federal RICO statutes. On July 7, 2014, the complaint was amended to add additional plaintiffs. The plaintiffs sought damages in an unspecified amount. The federal RICO claim was dismissed. While the Company continues to believe the suit was without merit, and without in any way admitting liability or wrongdoing, the Company and the plaintiffs reached a settlement. Under the terms of the settlement, the Company would (i) pay $15 million into a fund to be distributed to qualified claimants and (ii) accept up to a maximum amount of $2.5 million in product returns from qualified claimants. The court granted preliminary approval of the settlement on December 2, 2014 and conditionally certified a class. The court granted final approval of the settlement on May 14, 2015 and the final judgment was entered June 19, 2015. These amounts were adequately reserved for in the Company’s financial statements. The settlement class consists of approximately 1.5 million persons who were Members in the United States during the period from April 1, 2009 through and including December 2, 2014. The objectors’ motion for reconsideration of the final judgment approving the settlement was denied by the court on August 18, 2015. No appeal was filed and the judgment is final. The settlement amounts were more than sufficient to cover the claims.

In re Herbalife, Ltd. Securities Litigation (formerly captioned Awad v. Herbalife Ltd., et al.). On April 14, 2014, Herbalife Ltd. and certain of its officers were named as defendants in a purported stockholder class action, filed in the U.S. District Court for the Central District of California and asserting claims under the Securities Exchange Act of 1934. The complaint alleged that the Company and certain officers made material misstatements concerning the Company’s finances and business practices, and contended that the Company is operating a pyramid scheme. The initial complaint sought to represent a class of investors that had purchased shares of the Company’s common stock between May 4, 2010 and April 11, 2014. On July 30, 2014, the Court approved the appointment of different shareholders as lead plaintiffs and approved their selection of counsel. On September 18, 2014, these lead plaintiffs filed an Amended Class Action Complaint for Violation of the Federal Securities Laws against the Company, and certain of its officers. The Amended Complaint brings claims for unspecified damages under the Securities Exchange Act of 1934, as amended, alleges that the defendants made material misstatements that “fundamentally misrepresented the nature, scope and legality of the Company’s business and operations to consumers and investors alike,” and further alleges that the Company is one of “the most sophisticated pyramid schemes in history.” The lead plaintiffs seek to represent a class of all persons or entities that purchased shares of the Company’s common stock between February 23, 2011 and July 29, 2014. On March 16, 2015, the Court granted Defendants’ motion to dismiss all claims in the Amended Complaint with leave to file an amended complaint and dismissed one of the shareholders as lead plaintiff. On May 8, 2015, the lead plaintiff filed a Second Amended Complaint for Violation of the Federal Securities Laws against the Company and one of its officers. On July 28, 2015, the Court granted Defendants’ motion to dismiss the Second Amended Complaint with leave to file an amended complaint by August 27, 2015. On August 27, 2015, the lead plaintiff filed a Third Amended Complaint for Violation of the Federal Securities Laws against the Company and one of its officers. On November 23, 2015, the Court granted Defendants’ motion to dismiss the Third Amended Complaint with prejudice. No appeal was filed and the judgment is final.

U.S. Federal Trade Commission Civil Investigative Demand. As previously disclosed, the Company received from the U.S. Federal Trade Commission, or the FTC, a Civil Investigative Demand, or a CID, relating to the FTC’s confidential investigation of whether the Company has complied with federal law in the advertising, marketing, or sale of business opportunities. Pursuant to the CID, as supplemented, the FTC has requested from the Company documents and other information for the time period commencing January 1, 2009 to the present. The Company is currently in discussions with the FTC regarding a potential resolution of these matters.  The possible range of outcomes include the filing by the FTC of a contested civil complaint, further discussions leading to a settlement which could include a monetary payment and other relief or the closure of these matters without action.  The Company is cooperating with the investigation and at this time it is difficult to predict the timing, and the likely outcome, of these matters.  Moreover, no assurances can be given that the outcome of these matters will not have a material adverse impact on the Company’s business operations, its financial condition or its results of operations.  At the present time, the Company is unable to estimate a range of potential loss, if any, relating to these matters.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since late 2012, a short seller has made and continues to make allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and is vigorously defending itself against such claims, including proactively reaching out to governmental authorities about what the Company believes is manipulative activity with respect to its securities. Because of these allegations, the Company and others have received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the FTC, Securities and Exchange Commission and other governmental authorities. The Department of Justice sought information from the Company, certain of its Members and others regarding allegations being made about the business practices of the Company and its Members. In the future, these and other governmental authorities may determine to seek information from the Company and other persons relating to these same or other allegations. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

8. Shareholders’ (Deficit) Equity

The Company had 92.7 million, 92.2 million, and 101.1 million common shares outstanding at December 31, 2015, 2014, and 2013, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2015. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

During the second quarter of 2007, the Company’s board of directors adopted a regular quarterly cash dividend program. The Company’s board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, the Company announced that its board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, the Company announced that its board of directors approved terminating its quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The aggregate amount of dividends paid and declared during the fiscal years ended December 31, 2014, and 2013 was approximately $30.4 million, and $123.1 million, respectively. The Company did not pay or declare any dividends during the fiscal year ended December 31, 2015.

During the year ended December 31, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its (accumulated deficit) retained earnings. The Company did not receive any dividends during the year ended December 31, 2015.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the years ended December 31, 2015 and 2014, the Company recognized $6.5 million and $5.8 million, respectively, of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

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

The Company did not repurchase any of its common shares in the open market during the year ended December 31, 2015. During the year ended December 31, 2014, the Company repurchased 19.7 million of its common shares through open market purchases, the Repurchase Agreement, and the Forward Transactions at an aggregate cost of approximately $1,267.1 million, or an average cost of $64.25 per share. The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the year ended December 31, 2013, the Company repurchased 6.1 million of its common shares through open market purchases at an aggregate cost of approximately $297.4 million, or an average cost of $49.08 per share. As of December 31, 2015, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to (increase in) shareholders’ (deficit) equity. The Company allocated the purchase price of the repurchased shares to (accumulated deficit) retained earnings, common shares and additional paid-in-capital.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the years ended December 31, 2015, 2014 and 2013:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Balance at December 31, 2012	$(28.8)	$(2.9)	$—	$(31.7)
Other comprehensive income (loss) before reclassifications, net of tax	3.2	2.4	0.1	5.7
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	6.2	—	6.2
Total other comprehensive income (loss), net of reclassifications	3.2	8.6	0.1	11.9
Balance at December 31, 2013	$(25.6)	$5.7	$0.1	$(19.8)
Other comprehensive income (loss) before reclassifications, net of tax	(70.8)	16.3	8.6	(45.9)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(4.0)	(8.5)	(12.5)
Total other comprehensive income (loss), net of reclassifications	(70.8)	12.3	0.1	(58.4)
Balance at December 31, 2014	$(96.4)	$18.0	$0.2	$(78.2)
Other comprehensive income (loss) before reclassifications, net of tax	(86.6)	15.4	(1.7)	(72.9)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(16.0)	1.6	(14.4)
Total other comprehensive income (loss), net of reclassifications	(86.6)	(0.6)	(0.1)	(87.3)
Balance at December 31, 2015	$(183.0)	$17.4	$0.1	$(165.5)

(1)

See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the years ended December 31, 2015, 2014, and 2013.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $7.2 million, $0.6 million, and $0.9 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the year ended December 31, 2015. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $0.8 million for unrealized gain (loss) on available-for-sale investments for the year ended December 31, 2015.

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

9. Share-Based Compensation

The Company has four share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan, and the Amended and Restated Non-Management Directors Compensation Plan, or the Non-Management Directors Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 5,000,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan at the time of the adoption of the 2014 Stock Incentive Plan. The purpose of the Independent Directors Stock Unit Plan and the Non-Management Directors Plan is to facilitate equity ownership in the Company by its directors through equity awards. At December 31, 2015, an aggregate of approximately 2.9 million common shares remain available for future issuance under the 2014 Stock Incentive Plan.

The Company’s share-based compensation plans provide for grants of stock options, stock appreciation rights, or SARs, and stock units, which are collectively referred to herein as awards. Previously, stock options generally vested quarterly over a five-year period or less, beginning on the grant date. Certain SARs vest quarterly over a five-year period beginning on the grant date. Other SARs vest annually over a three-year period. The contractual term of service condition stock options and SARs is generally ten years. Stock unit awards under the 2014 Stock Incentive Plan, or Incentive Plan Stock Units, vest annually over a three year period. Stock units awarded to directors generally vest over a one year period.

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, market and performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2015 include SARs and stock units.

In August 2011, the Company granted SARs with market and performance conditions to its Chairman and Chief Executive Officer. These awards were to vest on December 31, 2014, subject to his continued employment through that date, the Company’s stock price appreciating and exceeding a targeted price, and the Company’s achievement of certain Volume Point performance targets. The fair value of these SARs was determined on the date of the grant using the Monte Carlo lattice model. At the end of December 31, 2014, the Chairman and Chief Executive Office remained an employee of the Company and the Company met the specified Volume Point performance targets. As the requisite service and performance conditions were met, the impact of the share-based compensation expense recorded in connection with these SARs remained in the Company’s consolidated financial statements. However, as the price of the Company’s common shares did not exceed the target price, the applicable SARs did not vest and are no longer considered outstanding.

During the years ended December 31, 2015, 2014 and 2013, the Company granted SARs with performance conditions to certain employees. These awards vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method.

During the years ended December 31, 2015, 2014, and 2013, the Company granted SARs with service conditions to certain employees. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight line method.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2015, 2014, and 2013, share-based compensation expense relating to service condition awards amounted to $26.8 million, $27.9 million, and $24.6 million, respectively. For the year ended December 31, 2015, share-based compensation expense relating to market condition awards amounted to $0.3 million. No share-based compensation expense relating to market condition awards was recognized in the years ended December 31, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, share-based compensation expense relating to performance condition awards amounted to $17.8 million, $13.3 million, and $0.3 million, respectively. No share-based compensation expense related to market and performance condition awards was recognized in the year ended December 31, 2015. For the years ended December 31, 2014, and 2013, share-based compensation expense relating to market and performance condition awards amounted to $4.5 million for both years. For the years ended December 31, 2015, 2014, and 2013, the related income tax benefits recognized in earnings for all awards amounted to $16.6 million, $16.6 million, and $10.4 million, respectively.

As of December 31, 2015, the total unrecognized compensation cost related to non-vested service condition stock awards was $32.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.3 years. As of December 31, 2015, the total unrecognized compensation cost related to non-vested performance condition awards was $18.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. As of December 31, 2015, the total unrecognized compensation cost related to non-vested market condition stock awards was $0.9 million and the related weighted-average period over which it is expected to be recognized is approximately 2.2 years.

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

There were no stock options granted during the years ended December 31, 2015, 2014, and 2013. There were no SARs granted to independent directors during the years ended December 31, 2015 and 2014. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2015, 2014, and 2013:

	SARs			Independent Directors' SARs
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2013
Expected volatility	48.7%	51.5%	50.8%	45.2%
Dividends yield	1.6%	1.3%	1.7%	1.5%
Expected term	5.8 years	5.6 years	5.5 years	3.6 years
Risk-free interest rate	1.6%	1.7%	1.5%	0.7%

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the weighted average assumptions used in the calculation of the fair value for performance condition awards granted during the years ended December 31, 2015, 2014 and 2013:

	SARs
	Year Ended December 31,
	2015	2014	2013
Expected volatility	48.8%	52.0%	50.9%
Dividends yield	1.6%	1.3%	1.5%
Expected term	5.8 years	5.6 years	5.5 years
Risk-free interest rate	1.6%	1.7%	1.6%

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2015:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2014(2) (3)	11,169	$37.46	5.4 years	$110.6
Granted	3,515	$32.21
Exercised	(2,385)	$22.39
Forfeited	(223)	$48.54
Outstanding at December 31, 2015(2) (3)	12,076	$38.70	6.6 years	$216.4
Exercisable at December 31, 2015(4)	6,799	$34.76	4.8 years	$142.0

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.
(2)	Includes 1.5 million and 0.1 million market condition SARS as of December 31, 2014 and 2015, respectively.
(3)	Includes 1.0 million and 2.5 million performance condition SARs as of December 31, 2014 and 2015, respectively.
(4)	Includes 0.3 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2015, 2014, and 2013 was $12.57, $25.24, and $30.57, respectively. The weighted-average grant date fair value of SARs with performance conditions granted during the years ended December 31, 2015, 2014 and 2013 was $13.65, $25.98, and $33.04, respectively. The weighted-average grant date fair value of SARs with market conditions granted during the year ended December 31, 2015 was $9.87. The total intrinsic value of service condition stock options and SARs exercised during the years ended December 31, 2015, 2014, and 2013 was $25.5 million, $63.6 million, and $16.1 million, respectively. The total intrinsic value of market condition SARS exercised during the year ended December 31, 2015 was $11.4 million. There were no market condition SARS exercised during the years ended December 31, 2014 and 2013. There were no performance condition or market and performance condition SARs exercised during the years ended December 31, 2015, 2014, and 2013.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activities for stock units, primarily relating to directors of the Company, for the year ended December 31, 2015:

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested at December 31, 2014	33	$63.67
Granted	30	$47.80
Vested	(27)	$62.24
Forfeited	(2)	$59.98
Outstanding and nonvested at December 31, 2015	34	$51.08

The total vesting date fair value of stock units which vested during the years ended December 31, 2015, 2014, and 2013 was $1.3 million, $9.0 million, and $7.3 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 2 million common shares. At December 31, 2015, approximately 1.7 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10. Segment Information

The Company is a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. The Company’s products are manufactured by third party providers and by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, the Company sold products in 93 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented. The operating information for the two reportable segments, and sales by product line are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net Sales:
Primary Reporting Segment	$3,622.8	$4,294.3	$4,353.7
China	846.2	664.3	471.6
Total Net Sales	$4,469.0	$4,958.6	$4,825.3

Contribution Margin(1):
Primary Reporting Segment	$1,598.8	$1,908.0	$1,941.7
China(2)	762.8	596.6	422.7
Total Contribution Margin	$2,361.6	$2,504.6	$2,364.4
Selling, general and administrative expense (2)	1,778.0	1,991.1	1,629.1
Interest expense	100.5	91.7	26.6
Interest income	5.6	12.5	8.0
Other expense, net	2.3	13.0	—
Income before income taxes	486.4	421.3	716.7
Income taxes	147.3	112.6	189.2
Net Income	$339.1	$308.7	$527.5

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net sales by product line:
Weight Management	$2,862.8	$3,177.0	$3,063.7
Targeted Nutrition	1,015.4	1,108.5	1,109.9
Energy, Sports & Fitness	250.9	260.6	254.5
Outer Nutrition	133.0	178.9	157.2
Literature, Promotional and Other(3)	206.9	233.6	240.0
Total Net Sales	$4,469.0	$4,958.6	$4,825.3
Net sales by geographic area:
United States	$860.0	$905.1	$886.9
Mexico	479.9	567.9	562.4
South Korea	266.9	416.0	433.7
China	846.2	664.3	471.6
Others	2,016.0	2,405.3	2,470.7
Total Net Sales	$4,469.0	$4,958.6	$4,825.3

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

Service fees to China independent service providers totaling $403.5 million, $312.7 million, and $215.6 million for the years ended December 31, 2015, 2014, and 2013, respectively, are included in selling, general and administrative expenses while Member compensation for all other countries is included in contribution margin.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of December 31, 2015 and 2014, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $88.5 million and $98.8 million, respectively. Goodwill allocated to the China segment was $3.3 million and $3.4 million as of December 31, 2015 and 2014, respectively.

The following table sets forth property, plant and equipment and deferred tax assets by geographic area:

	December 31,
	2015	2014	2013
	(In millions)
Property, Plant and Equipment, net:
United States	$264.2	$289.8	$236.0
Foreign	75.0	76.9	82.9
Total Property, Plant and Equipment, net	$339.2	$366.7	$318.9
Deferred Tax Assets:
United States	$188.5	$154.3	$69.1
Foreign	63.9	63.6	58.7
Total Deferred Tax Assets	$252.4	$217.9	$127.8

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2015 and 2014, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheet was $310.5 million and $440.8 million, respectively, of which $19.1 million and $8.3 million, respectively, was maintained or invested in U.S. dollars. At December 31, 2015 and 2014, the total amount of cash and cash equivalents held by the Company’s parent and its U.S. entities was $579.3 million and $204.6 million, respectively.

11. Derivative Instruments and Hedging Activities

Interest Rate Risk Management

The Company previously engaged in an interest rate hedging strategy for which the hedged transactions were the forecasted interest payments on the Credit Facility. The hedged risk was the variability of forecasted interest rate cash flows, where the hedging strategy involved the purchase of interest rate swaps. These interest rate swaps expired in July 2013 and the Company has not entered into new interest swap arrangements as of December 31, 2015.

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

As of December 31, 2015 and December 31, 2014, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $112.8 million and $225.3 million, respectively. At December 31, 2015, these outstanding contracts had maturity dates of less than twelve months. The Company’s derivative financial instruments are recorded on the consolidated balance sheet at fair value based on third-party quotes. As of December 31, 2015, the Company recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2014, the Company recorded assets at fair value of $12.3 million and liabilities at fair value of $1.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2015, and 2014, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2015, and December 31, 2014.

As of December 31, 2015 and December 31, 2014, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within two months as of December 31, 2015 and December 31, 2014.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2015 and December 31, 2014:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2015
Buy Chinese yuan sell Euro	6.98	$7.8	$(0.3)
Buy Chinese yuan sell U.S. dollar	6.47	118.9	(3.2)
Buy Colombian peso sell U.S. dollar	3,170.89	0.5	—
Buy Euro sell Australian dollar	1.52	2.0	—
Buy Euro sell Canadian dollar	1.53	1.1	—
Buy Euro sell Chinese yuan	7.15	3.7	—
Buy Euro sell Indonesian rupiah	15,620.20	15.0	(0.4)
Buy Euro sell Mexican peso	18.22	74.8	2.6
Buy Euro sell Peruvian nuevo sol	3.74	3.3	—
Buy Euro sell Philippine peso	50.19	1.2	—
Buy Euro sell Russian ruble	79.61	0.6	—
Buy Euro sell U.S. dollar	1.09	25.5	(0.2)
Buy British pound sell Euro	0.74	3.7	—
Buy Kazakhstani tenge sell U.S. dollar	297.53	1.8	(0.4)
Buy Mexican peso sell Euro	17.77	2.5	(0.1)
Buy Norwegian krone sell U.S. dollar	8.23	1.2	(0.1)
Buy Swedish krona sell U.S. dollar	8.21	2.0	—
Buy Taiwan dollar sell U.S. dollar	32.84	13.7	(0.1)
Buy U.S. dollar sell Brazilian real	3.34	7.0	1.3
Buy U.S. dollar sell Colombian peso	3,291.97	2.7	(0.1)
Buy U.S. dollar sell Euro	1.10	187.4	1.0
Buy U.S. dollar sell Korean won	1,128.10	2.0	0.1
Buy U.S. dollar sell Swedish krona	8.38	0.5	—
Total forward contracts		$478.9	$0.1

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2014
Buy Chinese yuan dollar sell Euro	7.72	$8.0	$0.2
Buy Euro sell Australian dollar	1.51	4.9	(0.1)
Buy Euro sell Chilean peso	745.65	1.1	—
Buy Euro sell Indonesian rupiah	15,302.91	1.8	—
Buy Euro sell Mexican peso	18.04	153.3	(0.4)
Buy Euro sell Malaysian ringgit	4.31	0.7	—
Buy Euro sell Peruvian nuevo sol	3.66	4.0	—
Buy Euro sell Philippine peso	55.39	1.7	—
Buy Euro sell Russian ruble	69.82	2.7	0.1
Buy Euro sell U.S. dollar	1.23	105.0	(2.0)
Buy British pound sell Euro	0.80	2.3	—
Buy Russian ruble sell Euro	49.80	2.8	(1.0)
Buy U.S. dollar sell Brazilian real	2.54	10.4	0.9
Buy U.S. dollar sell Colombian peso	2,084.12	4.8	0.6
Buy U.S. dollar sell Euro	1.32	132.6	10.7
Buy U.S. dollar sell South Korean won	1,081.96	7.7	0.1
Total forward contracts		$443.8	$9.1

The following tables summarize the derivative activity during the years ended December 31, 2015, 2014, and 2013 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the years ended December 31, 2015, 2014, and 2013:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) For the Year Ended
	December 31 2015	December 31 2014	December 31 2013
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$14.8	$16.8	$3.5

As of December 31, 2015, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive income (loss) that are expected to be reclassified into earnings over the next twelve months was $13.0 million.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2015, 2014, and 2013:

	Amount of Gain (Loss) Recognized in Income For the Year Ended
	December 31 2015	December 31 2014	December 31 2013	Location of Gain (Loss) Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$0.4	$(4.6)	$(5.2)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(4.1)	$(26.2)	$6.4	Selling, general and administrative expenses

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) primarily represent the amounts excluded from the assessment of hedge effectiveness for the years ended December 31, 2014 and 2013. For the year ended December 31, 2015, there was a $1.3 million benefit related to hedge ineffectiveness partially offset against a $0.9 million expense related to amounts excluded from the assessment of hedge effectiveness recognized in income (loss).

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2015, 2014, and 2013:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified
	For the Year Ended			from Accumulated Other
	December 31 2015	December 31 2014	December 31 2013	Comprehensive Loss into Income (effective portion)
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$15.8	$4.0	$(4.1)	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$0.2	$—	$(0.7)	Selling, general and administrative expenses
Interest rate contracts	$—	$—	$(2.0)	Interest expense, net

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheet. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheet location as of December 31, 2015 and 2014.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Domestic	$80.9	$94.0	$155.6
Foreign	405.5	327.3	561.1
Total	$486.4	$421.3	$716.7

Income taxes are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Current:
Foreign	$147.0	$141.7	$138.1
Federal	35.4	47.4	68.8
State	3.1	8.3	7.2
	185.5	197.4	214.1
Deferred:
Foreign	(13.2)	(6.0)	(16.3)
Federal	(23.8)	(76.5)	(9.4)
State	(1.2)	(2.3)	0.8
	(38.2)	(84.8)	(24.9)
	$147.3	$112.6	$189.2

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ (deficit) equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of December 31, 2015 and 2014, the Company had $25.4 million and $23.6 million, respectively, of unrealized excess tax benefits. The $25.4 million of excess tax benefits at December 31, 2015 relates to foreign tax credits generated and carried forward on U.S. federal income tax returns. If unused, tax credit carryforwards will expire between 2021 and 2025.

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	December 31,
	2015	2014
Deferred income tax assets:
Accruals not currently deductible	$84.6	$68.5
Tax loss and credit carryforwards of certain foreign subsidiaries	121.4	88.7
Domestic foreign tax credit carryforwards	76.7	51.2
Unremitted foreign earnings	6.4	1.0
Deferred compensation plan	63.9	61.9
Deferred interest expense(1)	—	240.8
Accrued vacation	5.8	6.0
Inventory reserve	11.5	23.8
Other	3.4	6.0
Gross deferred income tax assets	373.7	547.9
Less: valuation allowance	(121.3)	(330.0)
Total deferred income tax assets	$252.4	$217.9
Deferred income tax liabilities:
Intangible assets	$112.8	$114.2
Depreciation/amortization	22.1	9.4
Other	0.9	6.3
Total deferred income tax liabilities	135.8	129.9
Total net deferred tax assets	$116.6	$88.0

(1)

During the year ended December 31, 2015, the Company utilized $240.8 million of its deferred tax asset balance relating to intercompany deferred interest expense as of December 31, 2014 and reduced its valuation allowance for the same amount, as a result of a taxable distribution of an intercompany asset between Herbalife subsidiaries that occurred during the third quarter of 2015. There was no net impact to the Company’s consolidated balance sheet, consolidated statement of income, or consolidated statement of cash flows.

Tax loss and credit carryforwards of certain foreign subsidiaries for 2015 and 2014 were $121.4 million and $88.7 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $100.2 million will expire between 2016 and 2025 and $21.2 million can be carried forward indefinitely. Domestic foreign tax credit carryforwards for 2015 and 2014 were $76.7 million and $51.2 million, respectively. If unused, domestic foreign tax credit carryforwards expire in 2024 and 2025.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015 and 2014 the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards in the amount of $121.3 million and deferred interest expense and tax loss carryforwards of $330.0 million, respectively. The change in the Company’s valuation allowance during 2015 of $208.7 million was primarily due to $205.6 million of net reductions charged to income tax expense, primarily related to the utilization of our deferred tax asset balance related to intercompany deferred interest expense, partially offset by increases in Venezuelan tax loss carryforwards, and $3.1 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2014 of $82.4 million was related to $85.7 million of net additions charged to income tax expense, primarily relating to increases in Venezuelan tax loss carryforwards and deferred interest expense carryforwards, reduced by $3.3 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2013 of $38.3 million was related to $36.7 million of net additions charged to income tax expense, primarily relating to increases in deferred interest expense carryforwards, and $1.6 million of currency translation adjustments recognized within other comprehensive income.

At December 31, 2015, the Company’s U.S. consolidated group had approximately $120.6 million of unremitted earnings that were permanently reinvested relating to certain foreign subsidiaries. In addition, at December 31, 2015, Herbalife Ltd. had approximately $2.3 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax on the unremitted foreign earnings as of December 31, 2015 and 2014 was a deferred tax asset of $6.4 million and $1.0 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Tax expense at United States statutory rate	$170.2	$147.4	$250.9
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	203.1	(60.0)	(82.1)
U.S. tax (benefit) on foreign income net of foreign tax credits	(23.9)	(73.4)	(4.7)
(Decrease) increase in valuation allowances	(205.6)	85.7	36.7
State taxes, net of federal benefit	1.7	4.1	5.7
Unrecognized tax benefits	10.1	13.0	(10.3)
Other	(8.3)	(4.2)	(7.0)
Total	$147.3	$112.6	$189.2

As of December 31, 2015, the total amount of unrecognized tax benefits, including related interest and penalties was $58.0 million. If the total amount of unrecognized tax benefits was recognized, $44.1 million of unrecognized tax benefits, $7.1 million of interest and $1.5 million of penalties would impact the effective tax rate. As of December 31, 2014, the total amount of unrecognized tax benefits, including related interest and penalties was $47.2 million. If the total amount of unrecognized tax benefits was recognized, $38.0 million of unrecognized tax benefits, $5.5 million of interest and $1.1 million of penalties would impact the effective tax rate.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2015, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $2.0 million and $0.6 million, respectively. During the year ended December 31, 2014, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $1.9 million and $0.3 million, respectively. During the year ended December 31, 2013, the Company recorded a reversal in interest and penalty expense related to uncertain tax positions of $1.6 million and $0.7 million, respectively. As of December 31, 2015, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $7.1 million and $1.5 million, respectively. As of December 31, 2014, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $5.5 million and $1.1 million, respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2015, 2014, and 2013 (in millions):

	Year Ended December 31 2015	Year Ended December 31 2014	Year Ended December 31 2013
Beginning balance of unrecognized tax benefits	$40.5	$29.9	$39.7
Additions for current year tax positions	11.3	9.4	10.3
Additions for prior year tax positions	2.5	6.1	4.1
Reductions for prior year tax positions	(0.6)	(1.0)	(3.9)
Reductions for audit settlements	(0.1)	(0.1)	(10.0)
Reductions for the expiration of statutes of limitation	(2.8)	(2.5)	(8.4)
Changes due to foreign currency translation adjustments	(1.4)	(1.3)	(1.9)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$49.4	$40.5	$29.9
Interest and penalties associated with unrecognized tax benefits	8.6	6.7	4.7
Ending balance of unrecognized tax benefits (including interest and penalties)	$58.0	$47.2	$34.6

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2015, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2010.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $13.1 million within the next twelve months. Of this possible decrease, $5.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $7.7 million would be due to the expiration of statute of limitations in various jurisdictions.

13. Fair Value Measurements

The Company applies the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, for its financial and non-financial assets and liabilities. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at December 31, 2015 and December 31, 2014:

Fair Value Measurements at Reporting Date Using

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2015	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2014
		(In millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$4.2	$12.3
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.6	$2.2
		$6.8	$14.5
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$0.5	$1.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$6.2	$3.8
		$6.7	$5.4

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

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheet at December 31, 2015 and December 31, 2014:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
December 31, 2015
Foreign exchange currency contracts	$6.8	$(4.5)	$2.3
Total	$6.8	$(4.5)	$2.3
December 31, 2014
Foreign exchange currency contracts	$14.5	$(5.4)	$9.1
Total	$14.5	$(5.4)	$9.1

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
December 31, 2015
Foreign exchange currency contracts	$6.7	$(4.5)	$2.2
Total	$6.7	$(4.5)	$2.2
December 31, 2014
Foreign exchange currency contracts	$5.4	$(5.4)	$—
Total	$5.4	$(5.4)	$—

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2015 and December 31, 2014, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general and administrative expenses within its consolidated statement of income. For the years ended December 31, 2015, 2014, and 2013, the Company recorded approximately $18.7 million, $25.1 million, and $29.1 million, respectively, of professional fees and other expenses related to this matter.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. Quarterly Information (Unaudited)

	2015	2014
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$1,105.4	$1,262.6
Gross profit	890.0	1,011.4
Net income	78.2	74.6
Earnings per share
Basic	$0.95	$0.78
Diluted	$0.92	$0.74
Second Quarter Ended June 30
Net sales	$1,162.3	$1,306.2
Gross profit	933.0	1,049.0
Net income	82.8	119.5
Earnings per share
Basic	$1.00	$1.39
Diluted	$0.97	$1.31
Third Quarter Ended September 30
Net sales	$1,102.9	$1,256.2
Gross profit	896.0	1,001.3
Net income	93.6	11.3
Earnings per share
Basic	$1.13	$0.14
Diluted	$1.09	$0.13
Fourth Quarter Ended December 31
Net sales	$1,098.4	$1,133.6
Gross profit	894.0	914.0
Net income(1)	84.5	103.3
Earnings per share
Basic	$1.02	$1.26
Diluted	$0.98	$1.21

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

Dated: February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 25, 2016
Michael O. Johnson

/s/ JOHN G. DESIMONE	Chief Financial Officer (Principal Financial Officer)	February 25, 2016
John G. DeSimone

/s/ BOSCO CHIU	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 25, 2016
Bosco Chiu

/s/ RICHARD P. BERMINGHAM	Director	February 25, 2016
Richard P. Bermingham

/s/ PEDRO CARDOSO	Director	February 25, 2016
Pedro Cardoso

/s/ RICHARD H. CARMONA	Director	February 25, 2016
Richard H. Carmona

/s/ JONATHAN CHRISTODORO	Director	February 25, 2016
Jonathan Christodoro

/s/ KEITH COZZA	Director	February 25, 2016
Keith Cozza

/s/ JEFFREY T. DUNN	Director	February 25, 2016
Jeffrey T. Dunn

/s/ HUNTER C. GARY	Director	February 25, 2016
Hunter C. Gary

/s/ JESSE A. LYNN	Director	February 25, 2016
Jesse A. Lynn

/s/ MICHAEL MONTELONGO	Director	February 25, 2016
Michael Montelongo

/s/ JAMES L. NELSON	Director	February 25, 2016
James L. Nelson

/s/ MARIA OTERO	Director	February 25, 2016
Maria Otero

/s/ JOHN TARTOL	Director	February 25, 2016
John Tartol