Form 10-Q
period 2016-03-31
HERBALIFE LTD.
filed 2016-05-05
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of registrant’s common shares outstanding as of April 28, 2016 was 92,800,128.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$774.2	$889.8
Receivables, net of allowance for doubtful accounts	89.9	69.9
Inventories	336.5	332.0
Prepaid expenses and other current assets	157.8	161.1
Deferred income tax assets	115.7	113.5
Total current assets	1,474.1	1,566.3
Property, at cost, net of accumulated depreciation and amortization	338.6	339.2
Deferred compensation plan assets	29.3	29.3
Other assets	140.2	141.1
Marketing related intangibles and other intangible assets, net	310.1	310.2
Goodwill	94.0	91.8
Total assets	$2,386.3	$2,477.9
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$72.3	$71.1
Royalty overrides	242.1	249.9
Accrued compensation	98.9	128.8
Accrued expenses	237.6	228.7
Current portion of long-term debt	410.0	229.5
Advance sales deposits	88.7	63.8
Income taxes payable	58.3	52.6
Total current liabilities	1,207.9	1,024.4
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	992.8	1,392.5
Deferred compensation plan liability	46.2	43.6
Deferred income tax liabilities	0.4	0.4
Other non-current liabilities	74.1	70.5
Total liabilities	2,321.4	2,531.4
CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares, $0.001 par value; 1.0 billion shares authorized; 92.8 million (2016) and 92.7 million (2015) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	446.5	438.2
Accumulated other comprehensive loss	(151.2)	(165.5)
Accumulated deficit	(230.5)	(326.3)
Total shareholders’ equity (deficit)	64.9	(53.5)
Total liabilities and shareholders’ equity (deficit)	$2,386.3	$2,477.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions, except per share amounts)
Product sales	$1,052.0	$1,028.3
Shipping & handling revenues	67.6	77.1
Net sales	1,119.6	1,105.4
Cost of sales	213.1	215.4
Gross profit	906.5	890.0
Royalty overrides	311.9	323.0
Selling, general & administrative expenses	426.3	431.4
Operating income	168.3	135.6
Interest expense, net	24.9	21.5
Other expense, net	—	2.3
Income before income taxes	143.4	111.8
Income taxes	47.6	33.6
NET INCOME	$95.8	$78.2
Earnings per share:
Basic	$1.16	$0.95
Diluted	$1.12	$0.92
Weighted average shares outstanding:
Basic	82.8	82.3
Diluted	85.6	84.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Net income	$95.8	$78.2
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income taxes of $(0.8) and $(1.9) for the three months ended March 31, 2016 and 2015, respectively	20.0	(54.9)
Unrealized (loss) gain on derivatives, net of income taxes of $(0.2) and $0.6 for the three months ended March 31, 2016 and 2015, respectively	(5.6)	5.2
Unrealized loss on available-for-sale investments, net of income taxes of $0.1 and $(0.2) for the three months ended March 31, 2016 and 2015, respectively	(0.1)	(0.3)
Total other comprehensive income (loss)	14.3	(50.0)
Total comprehensive income	$110.1	$28.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95.8	$78.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23.9	22.9
Excess tax benefits from share-based payment arrangements	(0.2)	(2.5)
Share-based compensation expenses	9.8	11.1
Non-cash interest expense	15.6	12.2
Deferred income taxes	(3.2)	1.3
Inventory write-downs	7.3	4.9
Foreign exchange transaction gain	(0.7)	(18.3)
Foreign exchange loss and other charges relating to Venezuela	1.9	36.3
Other	(0.8)	4.6
Changes in operating assets and liabilities:
Receivables	(17.3)	(14.4)
Inventories	(2.6)	15.0
Prepaid expenses and other current assets	9.3	10.8
Other assets	(2.1)	(6.2)
Accounts payable	2.8	(1.1)
Royalty overrides	(10.4)	(23.0)
Accrued expenses and accrued compensation	(20.4)	22.5
Advance sales deposits	23.6	16.3
Income taxes	6.5	(10.6)
Deferred compensation plan liability	2.3	1.1
NET CASH PROVIDED BY OPERATING ACTIVITIES	141.1	161.1
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(29.7)	(22.8)
Other	4.1	6.1
NET CASH USED IN INVESTING ACTIVITIES	(25.6)	(16.7)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on senior secured credit facility and other debt	(229.7)	(25.0)
Share repurchases	(2.3)	(9.0)
Excess tax benefits from share-based payment arrangements	0.2	2.5
Other	(1.9)	0.4
NET CASH USED IN FINANCING ACTIVITIES	(233.7)	(31.1)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	2.6	(43.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(115.6)	70.1
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	889.8	645.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$774.2	$715.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of March 31, 2016, the Company sold its products to and through a network of 4.0 million independent members, or Members, which included 0.3 million in China. In China, the Company sells its products through retail stores, sales representatives, sales officers and independent service providers. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2015 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2016, and for the three months ended March 31, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, or the 2015 10-K. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on how an entity should identify performance obligations in contracts with customers, and how it should account for licensing arrangements with customers. The amendments shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date of December 15, 2016. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted, and should be applied prospectively. The Company early adopted ASU 2015-11 as of January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March, 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under current U.S. GAAP, there is diversity in practice in how entities account for breakage that results when a consumer does not redeem the entire product balance. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The amendment may be applied using either a modified retrospective approach or a full retrospective approach. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March, 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This ASU provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. If all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered, the hedging relationship will continue uninterrupted. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March, 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related (i.e. an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence of FASB Accounting Standards Codification, or ASC 815, Derivatives and Hedging). An entity should no longer assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March, 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Venezuela

The adverse operating environment in Venezuela continues to be challenging for the Company’s Venezuela business, with high inflation, pricing limitations, importation restrictions, and foreign exchange restrictions. Foreign exchange controls in Venezuela continue to limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany shipment obligations at any official rate. As a result, this has continued to significantly limit Herbalife Venezuela’s ability to acquire its U.S. dollar denominated raw materials and finished good inventory.

During the three months ended March 31, 2016 and 2015, the Company recognized foreign exchange losses and other related charges of $4.7 million and $36.3 million, respectively, within its condensed consolidated statement of income related to its Venezuelan operations. During the three months ended March 31, 2016 and 2015, Herbalife Venezuela’s net sales represented less than 1% and approximately 1%, respectively, of the Company’s consolidated net sales. As of March 31, 2016, Herbalife Venezuela’s assets primarily consisted of Bolivar-denominated cash of approximately $5.1 million. See the Company’s consolidated financial statements and related notes in the 2015 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are currently stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	March 31, 2016	December 31, 2015
	(In millions)
Raw materials	$42.9	$41.5
Work in process	5.3	3.8
Finished goods	288.3	286.7
Total	$336.5	$332.0

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
	(In millions)
Senior secured credit facility, carrying value	$410.0	$639.5
Convertible senior notes, carrying value of liability component	992.8	982.5
Total	1,402.8	1,622.0
Less: current portion	410.0	229.5
Long-term portion	$992.8	$1,392.5

Senior Secured Credit Facility

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated its prior senior secured credit facility, or the Prior Credit Facility.

In March 2011, the Company used $196.0 million in U .S. dollar borrowings under the Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the Credit Facility. These debt issuance costs were recorded on the Company’s condensed consolidated balance sheet and are being amortized over the term of the Credit Facility.

On July 26, 2012, the Company amended the Credit Facility to include a $500.0 million term loan with a syndicate of financial institutions as lenders, or the Term Loan. The Term Loan was a part of the Credit Facility and was in addition to the Company’s current revolving credit facility.

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. These debt issuance costs were recorded on the Company’s condensed consolidated balance sheet and amortized over the life of the Term Loan. The Term Loan matured on March 9, 2016 and was repaid in full.

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the convertible senior notes described below and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 10, Shareholders’ Equity (Deficit). The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the Credit Facility.

On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility by one year to March 9, 2017. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity on its revolving credit facility to $425.0 million as of March 31, 2016. Prior to March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility remained effectively unchanged except that the minimum applicable margin was increased by 0.50% and LIBOR was subject to a minimum floor of 0.25%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility increased by 2.00% such that borrowings under the Credit Facility now bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%, based on the Company’s consolidated leverage ratio. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the revolving credit facility.

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

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of March 31, 2016 and December 31, 2015, the Company was compliant with its debt covenants under the Credit Facility.

On March 31, 2016 and December 31, 2015, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan as of December 31, 2015, was 3.32% and 2.78%, respectively.

During the three months ended March 31, 2016, the Company repaid a total amount of $229.7 million to repay in full the Company’s Term Loan. During the three months ended March 31, 2015, the Company repaid a total amount of $25.0 million under the Credit Facility. As of March 31, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. As of December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million, which consisted of $229.7 million outstanding on the Term Loan and $410.0 million outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2016 and December 31, 2015 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility approximated its carrying value as of March 31, 2016 due to its variable interest rate which reprices frequently and which represents floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility is determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

Convertible Senior Notes

During February 2014, the Company initially issued $1 billion aggregate principal amount of convertible senior notes, or Convertible Notes, in a private offering to qualified institutional buyers, pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company granted an option to the initial purchasers to purchase up to an additional $150 million aggregate principal amount of Convertible Notes which was subsequently exercised in full during February 2014, resulting in a total issuance of $1.15 billion aggregate principal amount of Convertible Notes. The Convertible Notes are senior unsecured obligations which rank effectively subordinate to any of the Company’s existing and future secured indebtedness, including amounts outstanding under the Credit Facility, to the extent of the value of the assets securing such indebtedness. The Convertible Notes pay interest at a rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. The Company may not redeem the Convertible Notes prior to their stated maturity date. Holders of the Convertible Notes may convert their notes at their option under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the last reported sale price of the Company’s common shares for at least 20 trading days (whether or not consecutive) in a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price for the Convertible Notes on each applicable trading day; (ii) during the five business-day period immediately after any five consecutive trading day period, or the measurement period, in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of that measurement period was less than 98% of the product of the last reported sale price of the Company’s common shares and the conversion rate for the Convertible Notes for each such day; or (iii) upon the occurrence of specified corporate events. On and after May 15, 2019, holders may convert their Convertible Notes at any time, regardless of the foregoing circumstances. Upon conversion, the Convertible Notes will be settled in cash and, if applicable, the Company’s common shares, based on the applicable conversion rate at such time. The Convertible Notes had an initial conversion rate of 11.5908 common shares per $1,000 principal amount of the Convertible Notes (which is equal to an initial conversion price of approximately $86.28 per common share).

The Company incurred approximately $26.6 million of issuance costs during the first quarter of 2014 relating to the issuance of the Convertible Notes. Of the $26.6 million issuance costs incurred, $21.5 million and $5.1 million were recorded as debt issuance costs and additional paid-in capital, respectively, in proportion to the allocation of the proceeds of the Convertible Notes. The $21.5 million of debt issuance cost recorded on the Company’s condensed consolidated balance sheet is being amortized over the contractual term of the Convertible Notes using the effective interest method.

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

As of March 31, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance cost was $157.2 million, and the carrying amount of the liability component was $992.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of March 31, 2016, the fair value of the liability component relating to the Convertible Notes was approximately $851.0 million. As of December 31, 2015, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $167.6 million, and the carrying amount of the liability component was $982.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2015, the fair value of the liability component relating to the Convertible Notes was approximately $795.9 million. At March 31, 2016 and December 31, 2015, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

In conjunction with the issuance of the Convertible Notes, during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, and paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. See Note 10, Shareholders’ Equity (Deficit), for additional discussion on the Forward Transactions and Capped Call Transactions entered into in conjunction with the issuance of these Convertible Notes.

During the three months ended March 31, 2016, the Company recognized $16.1 million of interest expense relating to the Convertible Notes, which included $9.4 million relating to non-cash interest expense relating to the debt discount and $0.9 million relating to amortization of debt issuance costs. During the three months ended March 31, 2015, the Company recognized $15.2 million of interest expense relating to the Convertible Notes, which included $8.8 million relating to non-cash interest expense relating to the debt discount and $0.9 million relating to amortization of debt issuance costs. The Company’s total interest expense, including the Credit Facility, was $26.0 million and $23.4 million for the three months ended March 31, 2016 and 2015, respectively, which was recognized within its condensed consolidated statement of income.

As of March 31, 2016, the aggregate annual maturity of the Credit Facility was expected to be $410.0 million for 2017. The $1.15 billion Convertible Notes are due in 2019.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2016, the Company had $40.4 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

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

Certain of the Company’s subsidiaries have been subject to tax audits by governmental authorities in their respective countries. In certain of these tax audits, governmental authorities are proposing that significant amounts of additional taxes and related interest and penalties are due. The Company and its tax advisors believe that there are substantial defenses to governmental allegations that significant additional taxes are owed, and the Company is vigorously contesting the additional proposed taxes and related charges. On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $67 million, translated at the March 31, 2016 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. The Company is preparing an appeal of this decision to the Circuit Court. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $17.0 million, translated at the March 31, 2016 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. In addition, the Mexican Tax Administration Service has requested additional information in response to Company filings for VAT refunds. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $18.5 million, translated at the March 31, 2016 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service audited the Company’s Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

The Mexican Customs Service has challenged the customs classification codes used by the Company for certain importations. A change in the customs classification codes would require the payment of additional VAT and other taxes for those importations. The Company believes that the customs classification codes used for the importation of these products were correct. The Company has received draft assessments of approximately $12 million, translated at the March 31, 2016 spot rate, and is discussing the draft assessments with the Mexican Tax Administration Service. The Company expects to challenge assessments as they are received. Most of the products that were the subject of the dispute have since been reformulated to avoid potential additional assessments related to future importations of product. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. In March 2015, the Company commenced litigation in the Tax Court of Mexico to reclaim the VAT refund pertaining specifically to the July 2013 period. As of March 31, 2016, the Company had $56.2 million of Mexico VAT related assets, of which $49.4 million was within non-current other assets and $6.8 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At March 31, 2016, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.2 million, translated at the March 31, 2016 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $4.9 million, translated at the March 31, 2016 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. The Company had $16.9 million, translated at the March 31, 2016 spot rate, of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet. At March 31, 2016, the Company has not recognized any losses related to these ICMS-ST related assets as the Company does not believe a loss is probable.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation, including an audit in the State of Sao Paulo related to the 2013 and 2014 tax years. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company has issued surety bonds in the aggregate amount of $9.7 million, translated at the March 31, 2016 spot rate, through an insurance company to guarantee payment of the tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $7.8 million, translated at the March 31, 2016 spot rate, from several Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $3.5 million, translated at the March 31, 2016 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service is currently auditing the importation activities of Herbalife Korea for the period January 2011 through May 2013. On January 12, 2016, the Company received a tax assessment of $3.6 million, translated at the March 31, 2016 spot rate, covering the period January 12, 2011 through April 11, 2011. The Company paid the assessment on January 26, 2016. On April 7, 2016, the Company received a second tax assessment of $2.6 million, translated at the March 31, 2016 spot rate, covering the period April 12, 2011 through July 11, 2011. The Company paid the second assessment on April 20, 2016. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments, and plans to file appeals against the assessments themselves as well as appeals against the calculation methodology used. The Korea Customs Service could issue an assessment or additional quarterly assessments for the remainder of the audit period on a similar basis as the assessments received to date, or use an alternative basis (after considering the appeals that the Company intends to file). The Company has not recognized a loss as the Company does not believe a loss is probable and is unable to reasonably estimate an amount of loss that could result from an unfavorable outcome.

U.S. Federal Trade Commission Civil Investigative Demand. As previously disclosed, the Company received from the U.S. Federal Trade Commission, or the FTC, a Civil Investigative Demand, or a CID, relating to the FTC’s confidential investigation of whether the Company has complied with federal law in the advertising, marketing, or sale of business opportunities. Pursuant to the CID, as supplemented, the FTC has requested from the Company documents and other information for the time period commencing January 1, 2009 to the present. The Company is currently in discussions with the FTC regarding a potential resolution of these matters.  The possible range of outcomes include the filing by the FTC of a contested civil complaint and further discussions leading to a settlement which would likely include a monetary payment and injunctive and other relief. The Company is cooperating with the investigation and at this time it is difficult to predict the timing, and the likely outcome, of these matters.  The discussions with the FTC are in the advanced stages, but there are still a number of material open issues that could preclude reaching final agreement.  If discussions with the FTC do not continue to progress, it is likely that litigation would ensue.  Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome.

The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on the Company’s business operations, its results of operations or its financial condition.  The Company believes it is reasonably possible that it may have incurred a loss. At the present time, the Company’s best estimate of the payment amount that would be made by the Company under a mutual resolution with the FTC is $200 million. The Company has not accrued any amounts with respect to any potential monetary payments relating to this matter. If a resolution is not attained and litigation ensues, the Company is unable to estimate a range of potential loss, if any, relating to these matters.

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

As of March 31, 2016, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets by segment are not presented. The operating information for the two reportable segments are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Net Sales:
Primary Reporting Segment	$902.2	$941.2
China	217.4	164.2
Total Net Sales	$1,119.6	$1,105.4

Contribution Margin(1):
Primary Reporting Segment	$397.0	$419.0
China(2)	197.6	148.0
Total Contribution Margin	$594.6	$567.0
Selling, general and administrative expenses(2)	426.3	431.4
Interest expense, net	24.9	21.5
Other expense, net	—	2.3
Income before income taxes	143.4	111.8
Income taxes	47.6	33.6
Net Income	$95.8	$78.2

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $102.5 million and $78.7 million for the three months ended March 31, 2016 and 2015, respectively, are included in selling, general and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Net Sales:
United States	$240.9	$221.9
Mexico	109.7	123.6
China	217.4	164.2
Others	551.6	595.7
Total Net Sales	$1,119.6	$1,105.4

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2015 10-K. During the three months ended March 31, 2016, the Company granted stock awards subject to service conditions and service and performance conditions, consisting of stock appreciation rights, or SARs.

For the three months ended March 31, 2016 and 2015, share-based compensation expense amounted to $9.8 million and $11.1 million, respectively. As of March 31, 2016, the total unrecognized compensation cost related to all non-vested stock awards was $41.3 million and the related weighted-average period over which it is expected to be recognized is approximately 1.4 years.

The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2016:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2015(2)(3)	12,076	$38.70	6.6 years	$216.4
Granted	51	$54.75
Exercised	(200)	$27.83
Forfeited	(87)	$47.14
Outstanding at March 31, 2016(2) (3)	11,840	$38.89	6.4 years	$286.9
Exercisable at March 31, 2016(4)	7,210	$34.60	4.9 years	$202.5

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 2.4 million and 2.5 million performance condition SARs as of March 31, 2016 and December 31, 2015, respectively.
(3)	Includes 0.1 million market condition SARs.
(4)	Includes 0.5 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2016 and 2015 was $21.69 and $12.18, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended March 31, 2016 and 2015 was $5.9 million and $17.6 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2015	34	$51.08
Granted	—
Vested	(1)	$59.98
Forfeited	—
Outstanding and nonvested March 31, 2016	33	$50.94

The total vesting date fair value of stock units which vested during the three months ended March 31, 2016 and 2015 was less than $0.1 million for both periods.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity (deficit) only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of both March 31, 2016 and December 31, 2015, the Company had $25.4 million of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $47.6 million for the three months ended March 31, 2016 as compared to $33.6 million for the same period in 2015. The effective income tax rate was 33.2% for the three months ended March 31, 2016 as compared to 30.1% for the same period in 2015. The increase in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the impact of changes in the geographic mix of the Company’s income.

As of March 31, 2016, the total amount of unrecognized tax benefits, including related interest and penalties was $60.9 million. If the total amount of unrecognized tax benefits was recognized, $46.0 million of unrecognized tax benefits, $7.7 million of interest and $1.6 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $11.2 million within the next twelve months. Of this possible decrease, $5.3 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $5.9 million would be due to the expiration of statute of limitations in various jurisdictions.

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

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income during the period when the hedged item and underlying transaction affect earnings.

As of March 31, 2016 and December 31, 2015, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $85.4 million and $112.8 million, respectively. At March 31, 2016, these outstanding contracts were expected to mature over the next twelve months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of March 31, 2016, the Company recorded assets at fair value of $2.2 million and liabilities at fair value of $1.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, the Company recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2016 and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one and two months as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, the Company had aggregate notional amounts of approximately $438.1 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(0.9)	$7.2

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2016 and 2015:

	Location of Gain (Loss) Recognized in Income	Amount of Gain (Loss) Recognized in Income
		For the Three Months Ended
		March 31, 2016	March 31, 2015
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(0.4)	$(0.1)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(2.3)	$(6.0)

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2016 and 2015:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
		For the Three Months Ended
		March 31, 2016	March 31, 2015
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$5.0	$1.4
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$(0.1)	$—

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of March 31, 2016 and December 31, 2015.

10. Shareholders’ Equity (Deficit)

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for further information on the conditions for which Holders of the Convertible Notes may convert their notes prior to the maturity date. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity (deficit) within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ equity (deficit). Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For both the three months ended March 31, 2016 and 2015, the Company recognized $1.6 million of non-cash interest expense within its condensed consolidated statement of income relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2016 and 2015, the Company did not repurchase any of its common shares through open market purchases. As of March 31, 2016, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

The Company reflects the aggregate purchase price of its common shares repurchased as a reduction to shareholders’ equity (deficit). The Company allocates the purchase price of the repurchased shares to accumulated deficit, common shares and additional paid-in-capital.

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

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, the Company paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity (deficit) on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and 2015:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Three Months Ended March 31,
	2016				2015
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(183.0)	$17.4	$0.1	$(165.5)	$(96.4)	$18.0	$0.2	$(78.2)
Other comprehensive income (loss) before reclassifications, net of tax	20.0	(0.7)	—	19.3	(54.9)	6.5	(1.8)	(50.2)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(4.9)	(0.1)	(5.0)	—	(1.3)	1.5	0.2
Total other comprehensive income (loss), net of reclassifications	20.0	(5.6)	(0.1)	14.3	(54.9)	5.2	(0.3)	(50.0)
Ending balance	$(163.0)	$11.8	$—	$(151.2)	$(151.3)	$23.2	$(0.1)	$(128.2)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2016 and 2015.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $0.8 million and $0.2 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the three months ended March 31, 2016. Amounts reclassified from other comprehensive income (loss) to income were net of tax expense of $0.1 million for unrealized gain (loss) on available-for-sale- investments for the three months ended March 31, 2016.

Other comprehensive income (loss) before reclassifications was net of tax benefits of $1.9 million, tax expense of $0.7 million, and tax benefits of $1.0 million for foreign currency translation adjustments, unrealized gain (loss) on derivatives, and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended March 31, 2015. Amounts reclassified from accumulated other comprehensive income (loss) to income were net of tax benefits of $0.1 million and tax expense of $0.8 million for unrealized gain (loss) on derivatives and unrealized gain (loss) on available-for-sale investments, respectively, for the three months ended March 31, 2015.

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding stock options, SARs, stock units and warrants.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended March 31,
	2016	2015
	(in millions)
Weighted average shares used in basic computations	82.8	82.3
Dilutive effect of exercise of equity grants outstanding	2.8	2.3
Weighted average shares used in diluted computations	85.6	84.6

There were an aggregate of 4.7 million and 8.7 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three months ended March 31, 2016 and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2016 and 2015. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

The Capped Call Transactions are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at March 31, 2016 and December 31, 2015:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at March 31, 2016	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2015
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.2	$4.2
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$1.6	$2.6
		$3.8	$6.8
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$1.8	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$5.6	$6.2
		$7.4	$6.7

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2015 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at March 31, 2016 and December 31, 2015:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
March 31, 2016
Foreign exchange currency contracts	$3.8	$(3.3)	$0.5
Total	$3.8	$(3.3)	$0.5
December 31, 2015
Foreign exchange currency contracts	$6.8	$(4.5)	$2.3
Total	$6.8	$(4.5)	$2.3

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
March 31, 2016
Foreign exchange currency contracts	$7.4	$(3.3)	$4.1
Total	$7.4	$(3.3)	$4.1
December 31, 2015
Foreign exchange currency contracts	$6.7	$(4.5)	$2.2
Total	$6.7	$(4.5)	$2.2

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2016, and December 31, 2015, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. For the three months ended March 31, 2016 and 2015, the Company recorded approximately $2.9 million and $4.3 million, respectively, of professional fees and other expenses related to this matter.

14. Subsequent Events

On April 21, 2016, the Company purchased one of its office buildings in Torrance, California, which it had previously leased, for approximately $30 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 – Financial Information, of this Quarterly Report on Form 10-Q and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2015, or the 2015 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Ltd., a Cayman Islands exempt limited liability company, and its consolidated subsidiaries.

Overview

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of March 31, 2016, we sold our products in 94 countries to and through a network of 4.0 million independent members, or Members, which included approximately 0.3 million in China. In China, we sell our products through retail stores, sales representatives, sales officers, and independent service providers. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a business opportunity to those Members who seek additional income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 36-year operating history.

Our products are grouped in four principal categories: weight management; targeted nutrition; energy, sports & fitness; and outer nutrition, along with literature and promotional items. Our products are often sold through a series of related products and literature designed to simplify weight management and nutrition for consumers and maximize our Members’ cross-selling opportunities.

Industry-wide factors that affect us and our competitors include the global obesity epidemic, the aging of the worldwide population and rising public health care costs, which are driving demand for weight management, nutrition and wellness-related products along with the global increase in under employment and unemployment which can affect the recruitment and retention of Members seeking additional income opportunities.

While we continue to monitor the current global financial environment, we remain focused on the opportunities and challenges in retailing of our products, recruiting and retaining Members, improving Member productivity, further penetrating existing markets, opening new markets, globalizing successful Distributor Methods of Operation, or DMOs, such as Nutrition Clubs and Weight Loss Challenges, introducing new products and globalizing existing products, developing niche market segments and further investing in our infrastructure. Management also continues to monitor the Venezuelan market and especially the limited ability to repatriate cash.

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

	Three Months Ended March 31,
	2016	2015	% Change
	(Volume Points in millions)
North America	319.5	297.8	7.3%
Mexico	215.9	203.4	6.1%
South & Central America	177.8	210.5	(15.5%)
EMEA	260.7	228.4	14.1%
Asia Pacific (excluding China)	249.5	265.9	(6.2%)
China	155.2	113.7	36.5%
Worldwide	1,378.6	1,319.7	4.5%

We believe the increase in worldwide Volume Points for the three months ended March 31, 2016 of 4.5%, after a decline for the prior year period, and a general trend of decreasing rates of increase in the preceding year periods, is attributable to our facilitation of sales leader success and customer satisfaction by providing quality products; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training for Members on our products and methods; and continued promotion and branding of Herbalife products. The increases for North America and Mexico after decreases in the prior year period, primarily reflects our Members transitioning through a period of adjustment to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. Certain of the revisions and their impact on our results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies discussed in greater detail in Item 1 — Business of the 2015 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention.

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

	Three Months Ended March 31,
	2016	2015	% Change
North America	74,631	77,480	(3.7%)
Mexico	63,492	65,340	(2.8%)
South & Central America	56,851	62,971	(9.7%)
EMEA	77,380	69,256	11.7%
Asia Pacific (excluding China)	71,301	74,767	(4.6%)
China	28,291	20,277	39.5%
Worldwide(1)	358,742	357,465	0.4%

(1)

Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

We believe the decrease for the North America, Mexico, South & Central America and Asia Pacific (excluding China) regions as compared to increases for the comparable quarter in recent years primarily reflects our Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. Given the long term and qualitative nature of our strategies, the magnitude of the impact of each such strategy on sales leaders’ engagement cannot be quantified and may vary over time and by market.

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

For the latest twelve month re-qualification period ending January 2016, approximately 54.2% of our sales leaders, excluding China, Venezuela, and Argentina, re-qualified. For the twelve month re-qualification period ended January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. During the twelve-month period ended January 2014 and 2016, Venezuelan sales leaders, and during the twelve-month period ended January 2015, Argentinian sales leaders, were not required to re-qualify temporarily due to product supply limitations resulting from currency restrictions and other economic conditions. The impacted sales leaders were excluded from the retention rate calculations for the affected years to avoid an overstated positive impact on the rate of essentially having all those sales leaders re-qualified. Venezuelan and Argentinian sales leaders were also excluded from the January 2015 and January 2016 retention rate calculations, respectively, even though they were required to re-qualify in those years, to similarly avoid an overstated negative impact of including some sales leaders in the calculation that would have been demoted in the respective preceding years if required to re-qualify. If Venezuela and Argentina were included on a normalized basis, the 2016 and 2015 retention rates would have been 53.7% and 53.4%, respectively.

Sales Leaders Statistics (Excluding China)	2016	2015
	(In thousands)
January 1 total sales leaders	603.3	650.1
January & February new sales leaders	27.7	31.6
Demoted sales leaders (did not re-qualify)(1)	(207.6)	(205.2)
Other sales leaders (resigned, etc.)	(3.9)	(6.8)
End of February total sales leaders	419.5	469.7

The statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2016	2015
	(In thousands)
Sales leaders needed to re-qualify	450.2	426.5
Demoted sales leaders (did not re-qualify)(1)	(206.4)	(195.2)
Total re-qualified	243.8	231.3
Retention rate	54.2%	54.2%

(1)

Although sales leaders in Argentina and Venezuela were required to re-qualify for the periods ended January 2016 and 2015, respectively, as described above, Argentina and Venezuela sales leaders are excluded from the Sales Leader Retention table calculations for those re-qualification periods for comparative purposes. Argentina and Venezuela sales leaders figures are included in the Sales Leaders Statistics table for 2016 and 2015, respectively.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales Leaders Retention Rate
	2016	2015	2016	2015
North America	79,305	88,866	58.3%	58.4%
Mexico	67,294	83,137	57.1%	56.7%
South & Central America	77,523	88,392	53.0%	52.0%
EMEA	87,500	82,025	63.6%	68.4%
Asia Pacific (excluding China)	107,871	127,252	43.8%	43.9%
Total Sales Leaders	419,493	469,672	54.2%	54.2%
China	41,890	32,222
Worldwide Total Sales Leaders	461,383	501,894

Sales leaders generally purchase our products for resale to other Members and retail consumers and self-consumption. The number of sales leaders by geographic region as of the quarterly reporting dates will normally be higher than the number of sales leaders by geographic region as of the re-qualification period because sales leaders who do not re-qualify during the relevant twelve-month period will be removed from the rank of sales leader the following February. Comparisons of sales leader totals on a year-to-year basis are indicators of our recruitment and retention efforts in different geographic regions.

Retention Rate for the requalification period ended January 2016 remained consistent versus the prior year at a historically high level for us, despite there being a significant number of sales leaders having to re-qualify for the first time, due to the revision to our qualification requirements made in November 2014. We believe the performance for the period ended January 2016 is the result of efforts we have made to improve the sustainability of sales leaders’ businesses.

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

Total distributor allowances for the three months ended March 31, 2016 and 2015 were 40.1% and 41.1% of retail sales, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

Our international operations have provided and will continue to provide a significant portion of our total net sales. As a result, total net sales will continue to be affected by fluctuations in the U.S. dollar against foreign currencies. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, in addition to comparing the percent change in net sales from one period to another in U.S. dollars, we also compare the percent change in net sales from one period to another period using “net sales in local currency”. Net sales in local currency is not a U.S. GAAP financial measure. Net sales in local currency removes from net sales in U.S. dollars the impact of changes in exchange rates between the U.S. dollar and the local currencies of our foreign subsidiaries, by translating the current period net sales into U.S. dollars using the same foreign currency exchange rates that were used to translate the net sales for the previous comparable period. We believe presenting net sales in local currency is useful to investors because it allows a meaningful comparison of net sales of our foreign operations from period to period. However, net sales in local currency measures should not be considered in isolation or as an alternative to net sales in U.S. dollar measures that reflect current period exchange rates, or to other financial measures calculated and presented in accordance with U.S. GAAP.

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

During the three months ended March 31, 2016 and 2015, total Royalty overrides were 27.9% and 29.2% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

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

Summary Financial Results

Net sales for the three months ended March 31, 2016 were $1,119.6 million. Net sales increased $14.2 million, or 1.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 10.9% for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in net sales of 1.3% for the three months ended March 31, 2016 was driven by an increase in sales volume, as measured by an increase in Volume Points, the impact of price increases, and a favorable change in country sales mix resulting from a greater percentage of our sales volume coming from markets with higher prices, which increased net sales by approximately 4.5%, 3.7%, and 1.8%, respectively. These increases were partially offset by the effect of a strong U.S. dollar and the resulting fluctuation in foreign currency rates, which reduced net sales by approximately 9.6%.

Net income for the three months ended March 31, 2016 was $95.8 million, or $1.12 per diluted share. Net income increased $17.6 million, or 22.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily due to higher contribution margin driven by sales growth as discussed above, and lower royalty overrides; lower foreign exchange losses related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below; partially offset by higher service fees to China service providers due to sales growth in China, and higher income taxes.

Net income for the three months ended March 31, 2016 included a $12.2 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements); a $7.6 million pre-tax unfavorable impact ($4.8 million post-tax) from expenses related to regulatory inquiries; a $2.9 million pre-tax unfavorable impact ($2.3 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $1.4 million pre-tax unfavorable impact ($0.9 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2016 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2015 included a $36.3 million pre-tax unfavorable impact ($25.2 million post-tax), comprised of a $32.6 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities, $1.4 million of inventory write downs, and a $2.3 million impairment loss on Venezuela bonds (See Liquidity and Capital Resources — Venezuela below for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); $12.8 million foreign exchange gain ($10.1 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $4.3 million pre-tax unfavorable impact ($2.9 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $3.4 million pre-tax unfavorable impact ($2.1 million post-tax) from expenses related to regulatory inquiries; a $10.5 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements), and a $0.1 million pre-tax unfavorable impact ($0.1 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2016	March 31, 2015
Operations:
Net sales	100.0%	100.0%
Cost of sales	19.0	19.5
Gross profit	81.0	80.5
Royalty overrides(1)	27.9	29.2
Selling, general and administrative expenses(1)	38.1	39.0
Operating income	15.0	12.3
Interest expense, net	2.2	2.0
Other expense, net	—	0.2
Income before income taxes	12.8	10.1
Income taxes	4.2	3.0
Net income	8.6%	7.1%

(1)

Service fees to our independent service providers in China are included in selling, general and administrative expenses while Member compensation for all other countries is included in royalty overrides.

Reporting Segment Results

We aggregate our operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment. The Primary Reporting Segment includes the North America, Mexico, South & Central America, EMEA, and Asia Pacific regions. China has been identified as a separate reporting segment primarily due to the regulatory environment in China. See Note 6, Segment Information, to the Condensed Consolidated Financial Statements for further discussion of our reporting segments. See below for discussions of net sales and contribution margin by our reporting segments.

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $902.2 million for the three months ended March 31, 2016, representing a decrease of $39.0 million, or 4.1%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 6.0% for the three months ended March 31, 2016, as compared to the same period in 2015 for the Primary Reporting Segment. The 4.1% decrease in net sales for the three months ended March 31, 2016 was primarily due to the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 10.2%, partially offset by price increases and an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 4.4% and 1.4%, respectively.

China reported net sales of $217.4 million for the three months ended March 31, 2016, representing an increase of $53.2 million, or 32.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 38.8% for the three months ended March 31, 2016, as compared to the same period in 2015 for China. The 32.4% increase in China net sales for the three months ended March 31, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 36.5%, partially offset by the impact of foreign currency fluctuation, which reduced net sales by approximately 6.4%.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $397.0 million, or 44.0% of net sales, representing a decrease of $22.0 million, or 5.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. The 5.3% decrease for the three months ended March 31, 2016 was primarily the result of fluctuations in the foreign currency rates which reduced contribution margin by approximately 15.0%, partially offset by the favorable impact of price increases and volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 6.7% and 1.4%, respectively.

China reported contribution margin of $197.6 million for the three months ended March 31, 2016, representing an increase of $49.6 million, or 33.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily the result of a volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 36.1%, partially offset by the impact of fluctuations in foreign currency rates which reduced contribution margin by approximately 6.4%.

Sales by Geographic Region

The following chart reconciles retail sales to net sales by geographic region:

	Three Months Ended March 31,
	2016					2015
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$405.8	$(182.9)	$222.9	$23.1	$246.0	$372.4	$(167.1)	$205.3	$21.4	$226.7	8.5%
Mexico	187.9	(84.8)	103.1	6.6	109.7	212.1	(96.0)	116.1	7.5	123.6	(11.2%)
South & Central America	217.0	(99.0)	118.0	9.0	127.0	266.2	(123.6)	142.6	19.1	161.7	(21.5%)
EMEA	340.3	(154.2)	186.1	12.3	198.4	320.2	(145.2)	175.0	11.4	186.4	6.4%
Asia Pacific	359.1	(153.4)	205.7	15.4	221.1	390.6	(164.7)	225.9	16.9	242.8	(8.9%)
China	246.6	(30.4)	216.2	1.2	217.4	183.8	(20.4)	163.4	0.8	164.2	32.4%
Worldwide	$1,756.7	$(704.7)	$1,052.0	$67.6	$1,119.6	$1,745.3	$(717.0)	$1,028.3	$77.1	$1,105.4	1.3%

(1)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

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

Management’s role, both in-country and at the regional and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member Marketing Plan coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include Company-sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the engagement of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members and country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is daily consumption. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of DMOs include the Club concept in Mexico, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of our business and causes of sales fluctuations during the three months ended March 31, 2016 as compared to the same period in 2015, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

We believe Volume Point increases for the three months ended March 31, 2016 reflect, among other qualitative factors, certain markets beginning to come through a transition period as Members adjust to certain revisions to our Marketing Plan designed to improve the training and retention of sales leaders. The Marketing Plan is the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members.

While most Members are not sales leaders, those wishing to become sales leaders have three qualification methods to do so. Prior to global rollout in 2009, there was only the one-month sales leader qualification method or the two-month sales leader qualification method. However, in 2009 we revised our Marketing Plan to enable Members to also qualify for sales leader status over a 12-month period. Since implementation in 2009, sales leaders who utilized the 12-month qualification method have typically performed better in terms of activity and retention rates. To further promote the 12-month sales leader qualification method, during 2014 we announced the implementation, effective globally in February 2015, of a first-order limit for new Members and in November 2014 we reduced the number of Volume Points required to be accumulated over the 12-month period from 5,000 to 4,000. See Item 1 — Business in the 2015 10-K for additional information.

We believe that the changes, while good for our business in the long-term, take time to incorporate into Members’ individual business practices, and in the near term have created distractions which can impact, and in certain markets has slowed, our sales. We believe these Marketing Plan changes can negatively impact sales in the short term for several reasons.  Sponsoring sales leaders must take the time to guide downline Members through the adjustment and acclimation process, diverting them from other sales efforts. Additionally, the changes can lead to a temporary slowdown in sales because some sales that previously would have taken place over a shorter 1-2 month period are deferred over longer periods as a Member works towards possible sales leader qualification. Members within different regions and countries are adopting these changes to varying degrees and on varying timelines with such variances leading to differences in how the Marketing Plan changes impact our business in different regions or countries. To the extent we discuss a region or country is still adapting to the changes below, we believe net sales within that region or country are being negatively impacted by the factors described above.  Additionally, each region and many countries are also impacted by individual internal and external factors beyond the Marketing Plan changes that impact net sales trends, such as the economic and regulatory environment, changes in product offering, strength and engagement of Member leadership, and level of brand awareness.

North America

The North America region reported net sales of $246.0 million for the three months ended March 31, 2016. Net sales increased $19.3 million, or 8.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 8.7% for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in net sales in the region for the three months ended March 31, 2016, as compared to the same period in 2015, was a result of net sales increase in the U.S. of $19.0 million, or 8.6%. The 8.5% increase in net sales for the North America region for the three months ended March 31, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 7.3%, as well as price increases which contributed approximately 2.4% to net sales.

Sales volume increased for the quarter, after a decline in the prior year period. Members and Member leadership in North America have embraced the strategy of encouraging Members to gain experience in the Herbalife business prior to attempting to qualify for sales leader. During the first quarter of 2016 compared to the prior year period, we believe Members progressed in adjusting their operations to accommodate the Marketing Plan changes described above. As a result of increased adoption of the longer-term sales leader qualification method, during the first quarter of 2016 as compared to the prior year quarter, the sales leaders for the region are, we believe, demonstrating enthusiasm through strong event attendance, increased recruiting, and more purchasing activity. We are also seeing a positive impact from a program which encourages the establishment of a solid customer base and consistent orders with low volume per order for new Members.

Mexico

The Mexico region reported net sales of $109.7 million for the three months ended March 31, 2016. Net sales decreased $13.9 million, or 11.2%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 6.9% for the three months ended March 31, 2016, as compared to the same period in 2015. The 11.2% decrease in net sales for the three months ended March 31, 2016 was primarily the result of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 18.1%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points and price increases which contributed approximately 6.1% and 1.7%, respectively, to net sales.

We believe Mexico’s Volume Point increase for the quarter reflects the positive results of Members having adjusted to the revisions in our Marketing Plan described above, which include rules that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). Also significantly, Mexico has instituted a program which encourages immediate focus on customers and consistent orders with lower volume per order for new Members. The Mexico market has also expanded the number of locations at which Members can pay for orders.

The Government of Mexico issued a decree on March 26, 2015 that confirmed the imposition of value added tax (VAT) on the sale of nutritional supplements. Thereafter, certain Herbalife products were restricted from importation under their current customs classification code which did not subject them to VAT at the border. Since it is important that we have an ample supply of these products available for sale in Mexico, we have reformulated most of these products to fit into a different customs code that has subjected them to VAT and thereby facilitate their importation into Mexico. We believe our net sales for the first quarter of 2016 were negatively impacted due to the imposition of VAT on these products commencing during the third quarter of 2015.

South and Central America

The South and Central America region reported net sales of $127.0 million for the three months ended March 31, 2016. Net sales decreased $34.7 million, or 21.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 2.2% for the three months ended March 31, 2016, as compared to the same period in 2015. The 21.5% decrease in net sales for the three months ended March 31, 2016 was primarily the result of fluctuations in foreign currency rates, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 23.7% and 15.5%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 13.2% to net sales.

The South and Central America region has continued to see the adoption and expansion of daily consumption DMOs, as well as Members adjusting to the revisions to our Marketing Plan described above, although to varying levels of progress within the region. We believe the decline in Volume Points for the region for the quarter, continuing a trend of declines in prior comparable periods, was a result of certain country-specific challenges in the markets making up the region discussed below, and more generally distractions to Member operations as they adjust to the revisions to our Marketing Plan.

In Brazil, the region’s largest market, net sales decreased $29.4 million, or 36.9%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 14.2% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $18.1 million on net sales for the three months ended March 31, 2016. Brazil’s net sales decrease for the three months ended March 31, 2016 was attributable to difficult economic conditions in the market, including the foreign currency erosion impact of those conditions, uncertainty resulting from the ongoing political situation, and sales leaders adjusting their methods of operation to the Marketing Plan changes described above. With regards to the second quarter and the rest of 2016, we are analyzing changes in ICMS tax legislation effective for 2016 that may potentially have an adverse impact on our sales.

Net sales in Peru decreased $0.4 million, or 2.3%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 10.3% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $2.1 million on net sales for the three months ended March 31, 2016. Member leadership in the market has successfully incorporated the Marketing Plan changes described above, and adopted other strategies that have shown to be effective across different regions such as Nutrition Clubs, a program which encourages consistent orders with low volume per order for new Members, and a regional marketing approach.

Net sales in Venezuela decreased $0.9 million, or 13.1%, for the three months ended March 31, 2016, as compared to the same period in 2015. Both significant Bolivar-to-dollar exchange rate deterioration and sales volume declines were partially offset by the impact of significant price increases in the market due to an inflationary environment. Venezuela sales now represent less than one percent of our sales.

EMEA

The EMEA region reported net sales of $198.4 million for the three months ended March 31, 2016. Net sales increased $12.0 million, or 6.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 16.7% for the three months ended March 31, 2016, as compared to the same period in 2015. The 6.4% increase in net sales for the three months ended March 31, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 14.1% and 2.8%, respectively, to net sales. This increase in net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 10.3%. The increase in net sales for the three months ended March 31, 2016 was greatest in Spain and Italy.

The EMEA region has had several years of strong growth in sales volume. Though the region is made up of a large number of markets with different characteristics and levels of success, generally the renewal of volume growth for the region is correlated with a transition in its largest markets to a customer focus and a focus on enhancing the quality of sales leaders through a longer-term sales leader qualification approach, as piloted for us by Russia in 2008. The revisions to our Marketing Plan described above are being successfully implemented in those large markets and many others of the region.

Net sales in Italy increased $2.1 million, or 6.7% for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 9.0% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.7 million on net sales for the three months ended March 31, 2016. We believe Italy’s local currency net sales growth reflects the effectiveness of longer-term sales leader qualification methods described above augmented with the use of a regular organized training approach and events such as city-by-city tours.

Net sales in Russia decreased $1.7 million, or 6.7%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 10.6% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $4.5 million on net sales for the three months ended March 31, 2016. Product prices in Russia were increased 5% in March 2016 and 14% in March 2015; these increases were the primary driver of the local currency net sales increases between periods.

Net sales in Spain increased $3.5 million, or 17.8% for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 20.3% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.5 million on net sales for the three months ended March 31, 2016. Spain has continued to increase the number of Member access points as well as focus on strategies including the daily consumption DMO and regionalized marketing efforts.

Net sales in the United Kingdom decreased $0.9 million, or 6.8%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 1.4% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.7 million on net sales for the three months ended March 31, 2016.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $221.1 million for the three months ended March 31, 2016. Net sales decreased $21.7 million, or 8.9%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 2.5% for the three months ended March 31, 2016, as compared to the same period in 2015. The 8.9% decrease in net sales for the three months ended March 31, 2016 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, and the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 6.2% and 6.4%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 2.8% to net sales.

The decrease in net sales for the quarter, continuing a trend in comparable quarters of recent years, was primarily driven by a decline in South Korea. Though the Asia Pacific region is made up of diverse markets, Members in the region are generally still making changes in their business practices to incorporate the revisions to our Marketing Plan described above and incurring the associated distractions which can slow sales. We believe sales declines in South Korea and certain other markets were the result of these distractions. The decrease in net sales for the quarter also reflects the adverse impact on India sales volume of prior year price increases.

Net sales in South Korea decreased $24.5 million, or 34.2%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 28.2% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $4.3 million on net sales for the three months ended March 31, 2016. As noted, South Korea has been negatively impacted by a shift in emphasis toward the longer-term sales leader qualification method described above, as well as other South Korea-specific Marketing Plan enhancements, while the market adjusts to these changes. That adjustment for the South Korea market has trailed that of other large markets due in part to challenges associated with product cost increases to Members in South Korea.

Net sales in India decreased $4.0 million, or 9.5%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 1.9% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $3.2 million on net sales for the three months ended March 31, 2016. India had a price increase of 12% in October 2015 that negatively impacted sales volume for the first quarter of 2016.

Net sales in Taiwan decreased $1.2 million, or 3.9%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 0.9% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $1.5 million on net sales for the three months ended March 31, 2016.

Net sales in Indonesia increased $3.8 million, or 16.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 23.0% for the three months ended March 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $1.5 million on net sales for the three months ended March 31, 2016. Indonesia had a price increase of 6% in October 2015. The Indonesia market has made progress in adjusting to the revisions to our Marketing Plan described above and has seen higher levels of sales leader activity. We have expanded our product line in the market as well.

China

Net sales in China were $217.4 million for the three months ended March 31, 2016. Net sales increased $53.2 million, or 32.4%, for the three months ended March 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 38.8% for the three months ended March 31, 2016, as compared to the same period in 2015. The net sales increases for the three months ended March 31, 2016 were primarily the result of increases in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 36.5%.

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

Sales by Product Category

	Three Months Ended March 31,
	2016					2015
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,140.1	$(471.0)	$669.1	$43.9	$713.0	$1,134.7	$(481.0)	$653.7	$50.2	$703.9	1.3%
Targeted Nutrition	419.0	(173.1)	245.9	16.1	262.0	406.1	(172.1)	234.0	17.9	251.9	4.0%
Energy, Sports and Fitness	101.7	(42.0)	59.7	3.9	63.6	96.8	(41.0)	55.8	4.3	60.1	5.8%
Outer Nutrition	47.0	(19.4)	27.6	1.8	29.4	57.1	(24.2)	32.9	2.5	35.4	(16.9%)
Literature, Promotional and Other(1)	48.9	0.8	49.7	1.9	51.6	50.6	1.3	51.9	2.2	54.1	(4.6%)
Total	$1,756.7	$(704.7)	$1,052.0	$67.6	$1,119.6	$1,745.3	$(717.0)	$1,028.3	$77.1	$1,105.4	1.3%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category
(2)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for the Weight Management, Targeted Nutrition, and Energy, Sports and Fitness product categories increased for the three months ended March 31, 2016 as compared to the same period in 2015. Net sales for the Outer Nutrition and Literature, Promotional, and Other product categories decreased for the three months ended March 31, 2016 as compared to the same period in 2015. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $906.5 million for the three months ended March 31, 2016, as compared to $890.0 million for the same period in 2015. As a percentage of net sales, gross profit for the three months ended March 31, 2016 was 81.0% as compared to 80.5% for the same period in 2015, or a favorable net increase of 50 basis points. The 50 basis point net increase for the three months ended March 31, 2016 included the favorable impact of country mix of 81 basis points, retail price increases of 66 basis points, cost savings through strategic sourcing and self-manufacturing of 40 basis points, and other cost changes of 37 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 170 basis points and higher inventory write-downs of 4 basis points. Generally, the gross profit as percentage of net sales may vary from period to period due to the impact from foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $311.9 million for the three months ended March 31, 2016, as compared to $323.0 million for the same period in 2015. Royalty overrides as a percentage of net sales was 27.9% for the three months ended March 31, 2016, as compared to 29.2% for the same period in 2015. The decrease of royalty overrides as a percentage of net sales was primarily due to the higher growth of our China business relative to that of our worldwide business. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $426.3 million for the three months ended March 31, 2016, as compared to $431.4 million for the same period in 2015. Selling, general and administrative expenses as a percentage of net sales were 38.1% for the three months ended March 31, 2016, as compared to 39.0% for the same period in 2015.

The decrease in selling, general and administrative expenses for the three months ended March 31, 2016 was driven by $17.3 million in lower net foreign exchange losses, which included $30.7 million in lower net foreign exchange losses from the remeasurement of our Bolivar-denominated monetary assets and liabilities (See Liquidity and Capital Resources — Venezuela, for further discussion of currency exchange rate issues in Venezuela), and $0.1 million in foreign exchange loss resulting from Euro/U.S. dollar exposure primarily related to intercompany balances for the three months ended March 31, 2016, as compared to $12.8 million in foreign exchange gain resulting from Euro/U.S. dollar exposure for the same period in 2015; $4.3 million in lower Member promotion and event costs; $2.8 million in lower advertising and sponsorships; $3.2 million in lower non-income tax expenses; $3.8 million in lower insurance costs; partially offset by $23.8 million in higher service fees to China independent service providers related to sales growth in China and $4.0 million in higher professional fees primarily from expenses related to regulatory inquiries.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended March 31, 2016 and 2015, we recorded approximately $2.9 million and $4.3 million, respectively, of expenses related to this matter, which includes approximately $2.2 million and $3.9 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollars in millions)
Interest expense	$26.0	$23.4
Interest income	(1.1)	(1.9)
Net interest expense	$24.9	$21.5

The increase in net interest expense for the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to transactions to convert our Bolivars to U.S. dollars for 2016 that were financing in nature.

Other expense, net

There was no other expense, net for the three months ended March 31, 2016 as compared to $2.3 million for the same period in 2015. Other expense, net as a percentage of net sales was 0.2% for the three months ended March 31, 2015. The decrease in other expense, net, for the three months ended March 31, 2016, as compared to the same period in 2015, was due to no other-than-temporary impairment losses recognized during the three months ended March 31, 2016 as compared to the same period in 2015 in which losses were incurred in connection with our investments in Bolivar-denominated bonds.

Income Taxes

Income taxes were $47.6 million for the three months ended March 31, 2016, as compared to $33.6 million for the same period in 2015. The effective income tax rate was 33.2% for the three months ended March 31, 2016, as compared to 30.1% for the same period in 2015. The increase in the effective tax rate for the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to the impact of changes in the geographic mix of our income.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $774.2 million cash and cash equivalents and our senior secured credit facility in addition to cash flow from operations, can be used to support general corporate purposes, including, capital expenditures, share repurchases, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2016 and December 31, 2015.

For the three months ended March 31, 2016, we generated $141.1 million of operating cash flow, as compared to $161.1 million for the same period in 2015. The decrease in our operating cash flow was the result of net unfavorable changes in operating assets and liabilities and lower non-cash items, partially offset by higher net income. The change in operating assets and liabilities was primarily the result of changes in inventories; changes in accrued expenses and accrued compensation primarily related to higher employee bonus payments; changes in royalty overrides primarily related to lower Mark Hughes bonus payments; and changes in income taxes. The lower non-cash items were primarily due to the net decrease in foreign exchange losses, primarily related to Venezuela.

Capital expenditures, including accrued capital expenditures, for the three months ended March 31, 2016 and 2015 were $22.5 million and $15.4 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, specifically the build-out of our Nanjing manufacturing facility expected to commence operations in the summer of 2016, management information systems including the upgrade of our Oracle enterprise wide systems, initiatives to develop web-based Member tools, and the expansion of our warehouse and sales centers. We expect to incur total capital expenditures of approximately $145 million to $175 million for the full year of 2016.

In March 2016, Herbalife hosted its annual global Herbalife Summit event in Cancun, Mexico, where President Team members from around the world met and shared best practices, conducted leadership training and Herbalife management awarded Members $64.3 million of Mark Hughes bonus payments related to their 2015 performance. In March 2015, Herbalife management awarded Members $72.4 million of Mark Hughes bonus payments related to their 2014 performance.

Senior Secured Credit Facility

We currently have a senior secured credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders which consists of a revolving credit facility. The Credit Facility previously included a term loan, or the Term Loan, which matured and was repaid in full in March 2016. In May 2015, we amended our Credit Facility and our $700 million borrowing capacity on our revolving credit facility was reduced by approximately $235.9 million, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity on our revolving credit facility to $425.0 million as of March 31, 2016. Our revolving credit facility matures on March 9, 2017. During May 2015, pursuant to the amendment and upon execution, we made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility, as amended, also restricts our ability to pay dividends or repurchase our common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of March 31, 2016 and December 31, 2015, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2016, we repaid a total amount of $229.7 million to repay in full our Term Loan. During the three months ended March 31, 2015, we repaid a total amount of $25.0 million under the Credit Facility. As of March 31, 2016 and December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $410.0 million and $639.7 million, respectively. As of March 31, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. Of the $639.7 million U.S. dollar amount outstanding under the Credit Facility as of December 31, 2015, $229.7 million was outstanding on the Term Loan and $410.0 million was outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of March 31, 2016 and December 31, 2015 under the Credit Facility. On March 31, 2016 and December 31, 2015, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan as of December 31, 2015, was 3.32% and 2.78%, respectively.

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

Off-Balance Sheet Arrangements

At March 31, 2016 and December 31, 2015, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. See Note 10, Shareholders’ Equity (Deficit), to the Condensed Consolidated Financial Statements for a further discussion on the Forward Transactions.

During the three months ended March 31, 2016 and 2015, we did not repurchase any of our common shares through open market purchases. As of March 31, 2016, the remaining authorized capacity under our $1.5 billion share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. See Note 10, Shareholders’ Equity (Deficit), to the Condensed Consolidated Financial Statements for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of March 31, 2016 and December 31, 2015, we had positive working capital of $266.2 million and $541.9 million, respectively, or a decrease of $275.7 million. This decrease was primarily due to the increase in the current portion of long-term debt as $410.0 million of the Credit Facility relating to the revolving credit facility will be paid by March 9, 2017, and a decrease in cash and cash equivalents; partially offset by a decrease in accrued compensation, and the $229.7 million payment of the Credit Facility relating to the Term Loan.

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

Venezuela

The adverse operating environment in Venezuela continues to be challenging for our Venezuela business, with high inflation, pricing limitations, importation restrictions, and foreign exchange restrictions. Foreign exchange controls in Venezuela continue to limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany shipment obligations at any official rate. As a result, this has continued to significantly limit Herbalife Venezuela’s ability to acquire its U.S. dollar denominated raw materials and finished good inventory.

During the three months ended March 31, 2016 and 2015, we recognized foreign exchange losses and other related charges of $4.7 million and $36.3 million, respectively, within our condensed consolidated statement of income related to our Venezuelan operations. During the three months ended March 31, 2016 and 2015, Herbalife Venezuela’s net sales represented less than 1% and approximately 1%, respectively, of our consolidated net sales. As of March 31, 2016, Herbalife Venezuela’s assets primarily consisted of Bolivar-denominated cash of approximately $5.1 million. See our consolidated financial statements and related notes in the 2015 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

As disclosed in Note 5, Contingencies, to the Condensed Consolidated Financial Statements, we are currently in advanced discussions with the FTC regarding a potential resolution of the matters described therein. If discussions with the FTC do not continue to progress, it is likely that litigation would ensue. Although we are confident in our legal position, litigation outcomes by their very nature are difficult to predict and there can be no assurance of a particular outcome. The outcome of these matters with the FTC, whether by mutual resolution or through litigation, could have a material adverse impact on our business operations, our results of operations or our financial condition.

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of March 31, 2016.

Subsequent Events

See Note 14, Subsequent Events, to the Condensed Consolidated Financial Statements for information regarding subsequent events.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2016, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for both the three months ended March 31, 2016 and 2015.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $37.9 million and $39.4 million to present them at their lower of cost and net realizable value, and lower of cost or market, in our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of March 31, 2016 and December 31, 2015, we had goodwill of approximately $94.0 million and $91.8 million, respectively. As of both March 31, 2016 and December 31, 2015, we had marketing related intangible assets of approximately $310.0 million. The increase in goodwill during the three months ended March 31, 2016 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2016 and 2015.

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

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

New Accounting Pronouncements

See discussion under Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information on new accounting pronouncements.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2016 and December 31, 2015, the aggregate notional amounts of these contracts outstanding were approximately $85.4 million and $112.8 million, respectively. At March 31, 2016, the outstanding contracts were expected to mature over the next twelve months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in cost of sales in the condensed consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ equity (deficit), and are recognized in selling, general and administrative expenses in the condensed consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2016, we recorded assets at fair value of $2.2 million and liabilities at fair value of $1.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, we recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three months ended March 31, 2016 and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one and two months as of March 31, 2016 and December 31, 2015, respectively.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At March 31, 2016
Buy Chinese yuan sell Euro	6.98	$8.0	$(0.4)
Buy Chinese yuan sell U.S. dollar	6.48	114.1	0.3
Buy Euro sell Chinese yuan	7.35	3.9	—
Buy Euro sell Indonesian rupiah	15,080.92	8.0	(0.1)
Buy Euro sell Japanese yen	123.46	1.7	0.1
Buy Euro sell Mexican peso	19.05	51.4	2.1
Buy Euro sell Peruvian nuevo sol	3.85	2.4	—
Buy Euro sell Russian ruble	93.15	0.5	(0.1)
Buy Euro sell U.S. dollar	1.12	15.2	0.3
Buy Euro sell South African rand	17.88	1.1	(0.1)
Buy British pound sell Euro	0.74	3.8	(0.3)
Buy Indonesian rupiah sell Euro	15,000.00	2.0	—
Buy Kazakhstani tenge sell U.S. dollar	372.79	1.5	—
Buy Mexican peso sell Euro	19.63	4.4	—
Buy Norwegian krone sell U.S. dollar	8.23	1.2	—
Buy Swedish krona sell U.S. dollar	8.21	2.0	—
Buy Taiwan dollar sell U.S. dollar	33.34	13.5	0.5
Buy U.S. dollar sell Brazilian real	3.41	1.8	0.1
Buy U.S. dollar sell Chinese yuan	6.69	83.2	(2.9)
Buy U.S. dollar sell Colombian peso	3,256.32	1.6	(0.1)
Buy U.S. dollar sell Euro	1.11	114.5	(3.0)
Buy U.S. dollar sell Korean won	1,155.47	1.2	—
Buy U.S. dollar sell Swedish krona	8.38	0.5	—
Buy U.S. dollar sell South African rand	15.54	0.6	—
Total forward contracts		$438.1	$(3.6)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2016 and December 31, 2015, the total amount of our foreign subsidiary cash was $389.8 million and $310.5 million, respectively, of which $12.2 million and $19.1 million, respectively, was invested in U.S. dollars. At March 31, 2016 and December 31, 2015, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $384.4 million and $579.3 million, respectively.

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

Interest Rate Risk

As of March 31, 2016, the aggregate annual maturity of the Credit Facility was expected to be $410.0 million for 2017. The fair value of the Credit Facility approximated its carrying value of $410.0 million as of March 31, 2016. The fair value of the Credit Facility approximated its carrying value of $639.5 million as of December 31, 2015. The Credit Facility bears a variable interest rate, and on March 31, 2016 and December 31, 2015, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 3.32% and 2.78%, respectively. As of March 31, 2016, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $851.0 million and the carrying value was $992.8 million. As of December 31, 2015, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $795.9 million and the carrying value was $982.5 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $4.1 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See discussion under Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our Member organization has a high turnover rate, which is a common characteristic found in the direct selling industry. See Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q for additional information regarding sales leader retention rates.

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

In addition, our Members’ and consumers’ perception of the safety and quality of our products and ingredients as well as similar products and ingredients distributed by other companies can be significantly influenced by media attention, publicized scientific research or findings, widespread product liability claims and other publicity concerning our products or ingredients or similar products and ingredients distributed by other companies. Adverse publicity, whether or not accurate or resulting from consumers’ use or misuse of our products, that associates consumption of our products or ingredients, or any similar products or ingredients with illness or other adverse effects, questions the benefits of our or similar products or claims that any such products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could lead to lawsuits or other legal challenges and could negatively impact our reputation, the market demand for our products, or our general business.

From time to time, we receive inquiries from government agencies and third parties requesting information concerning our products. We fully cooperate with these inquiries including, when requested, by the submission of detailed technical dossiers addressing product composition, manufacturing, process control, quality assurance, and contaminant testing. Further, we periodically respond to requests from regulators for additional information regarding product-specific adverse events. We are confident in the safety of our products when used as directed. However, there can be no assurance that regulators in these or other markets will not take actions that might delay or prevent the introduction of new products, or require the reformulation or the temporary or permanent withdrawal of certain of our existing products from their markets.

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

In both domestic and foreign markets, the formulation, manufacturing, packaging, labeling, distribution, advertising, importation, exportation, licensing, sale and storage of our products are affected by extensive laws, governmental regulations, administrative determinations, court decisions and other similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at all levels of government in foreign jurisdictions. There can be no assurance that we or our Members are in compliance with all of these regulations. Our failure or our Members’ failure to comply with these regulations or new regulations could disrupt our Members’ sale of our products, or lead to the imposition of significant penalties or claims and could negatively impact our business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations, such as those relating to genetically modified foods, may result in significant compliance costs or discontinuation of product sales and may negatively impact the marketing of our products, resulting in significant loss of sales revenues.

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

Currency restrictions enacted by the Venezuelan government continue to be restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars at the official foreign exchange rate. These currency restrictions and current pricing restrictions continue to limit Herbalife Venezuela’s ability to import U.S. dollar denominated raw materials and finished goods which in addition to the Venezuelan Bolivar devaluations has significantly negatively impacted our Venezuelan operations. If we are unsuccessful in implementing any financially and economically viable strategies, including local manufacturing, we may be required to fundamentally change our business model or suspend or cease operations in Venezuela. Also, if the foreign currency and pricing or other restrictions in Venezuela intensify or do not improve and impact our ability to control our Venezuelan operations, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of further impairments.

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

Our product supply contracts generally have a three-year term. Except for force majeure events such as natural disasters and other acts of God, and non-performance by Herbalife, our manufacturers generally cannot unilaterally terminate these contracts. These contracts can generally be extended by us at the end of the relevant time period and we have exercised this right in the past. Globally, we have over 50 product suppliers, with Fine Foods (Italy) being a major supplier for meal replacements, protein powders and nutritional supplements. Additionally, we use contract manufacturers in India, Brazil, Korea, Japan, Taiwan, Germany and the Netherlands to support our global business. In the event any of our contract manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of products would result in the loss of sales. In addition, any actual or perceived degradation of product quality as a result of reliance on contract manufacturers may have an adverse effect on sales or result in increased product returns and buybacks. Also, as we experience ingredient and product price pressure in the areas of fructose, plastics, and transportation reflecting global economic trends, we believe that we have the ability to mitigate some of these cost increases through improved optimization of our supply chain coupled with select increases in the retail prices of our products.

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

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on contingencies relating to VAT and other related matters.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more specific discussion of contingencies related to the activities of our Members.

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

On February 6, 2004, the FDA banned the sale and use of dietary supplements containing botanical sources of ephedrine alkaloids. Until late 2002, we had sold Thermojetics® original green herbal tablets, Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets, all of which contained ephedrine alkaloids. Accordingly, we run the risk of product liability claims related to the ingestion of ephedrine alkaloids contained in those products. We have been in the past, and may be in the future, named as a defendant in product liability lawsuits seeking to link the ingestion of certain of the aforementioned products to subsequent alleged medical problems suffered by plaintiffs. There can be no assurance that we will prevail if we are named as a defendant in the future to product liability lawsuits related to the ingestion of ephedrine alkaloids contained in those products.

Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2013 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States due to the comparatively less developed nature of Cayman Islands law in this area.

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

A shareholder can bring a suit personally where its individual rights have been, or are about to be, infringed. Our Cayman Islands counsel, Maples and Calder, is not aware of any reported class action having been brought in a Cayman Islands court. Derivative actions have been brought in the Cayman Islands courts, and the Cayman Islands courts have confirmed the availability of such actions. In most cases, we would be the proper plaintiff where an action is brought to redress any loss or damage suffered by us, or based on a breach of duty owed to us, and a claim against, for example, our officers or directors usually may not be brought by a shareholder. However, based on English authorities, which would in all likelihood be of persuasive authority and be applied by a court in the Cayman Islands, exceptions to the foregoing principle may apply and a shareholder may be permitted to bring a claim derivatively on a company's behalf, where:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(j)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(g)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(g)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(j)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	*

10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	*

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	*

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis.	*

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(d)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis.	(d)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(d)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(d)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(e)

10.17#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(e)

10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(e)

10.19#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(e)

10.20#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(i)

10.21#	Form of Independent Directors Stock Appreciation Right Award Agreement	(j)

Exhibit Number	Description	Reference

10.22#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(j)

10.23#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(k)

10.24#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(l)

10.25#	Amended and Restated Non-Management Directors Compensation Plan	(k)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(k)

10.27#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	*

10.28#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	*

10.29

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

*

10.30

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(d)

10.31#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	*

10.32

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(f)

10.33	Form of Forward Share Repurchase Confirmation	(g)

10.34	Form of Base Capped Call Confirmation	(g)

10.35	Form of Additional Capped Call Confirmation	(g)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(g)

10.37

Amended and Restated Support Agreement, dated March 23, 2014, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(h)

10.38#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan.	*

10.39	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(i)

10.40

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

(j)

10.41#	Herbalife Ltd. Executive Incentive Plan	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

Exhibit Number	Description	Reference

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(e)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(f)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(g)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(h)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K, and is incorporated herein by reference.
(i)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(j)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(k)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(l)	Previously filed on February 25, 2016 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: May 5, 2016