Form 10-Q
period 2016-06-30
HERBALIFE LTD.
filed 2016-08-03
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Number of shares of registrant’s common shares outstanding as of July 28, 2016 was 92,906,300.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$936.7	$889.8
Receivables, net of allowance for doubtful accounts	94.1	69.9
Inventories	322.5	332.0
Prepaid expenses and other current assets	193.2	161.1
Deferred income tax assets	114.8	113.5
Total current assets	1,661.3	1,566.3
Property, at cost, net of accumulated depreciation and amortization	371.5	339.2
Deferred compensation plan assets	29.5	29.3
Other assets	148.1	141.1
Marketing related intangibles and other intangible assets, net	310.1	310.2
Goodwill	93.4	91.8
Total assets	$2,613.9	$2,477.9
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$85.4	$71.1
Royalty overrides	247.1	249.9
Accrued compensation	115.3	128.8
Accrued expenses	455.8	228.7
Current portion of long-term debt	423.3	229.5
Advance sales deposits	101.4	63.8
Income taxes payable	29.4	52.6
Total current liabilities	1,457.7	1,024.4
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,003.3	1,392.5
Deferred compensation plan liability	46.9	43.6
Deferred income tax liabilities	0.4	0.4
Other non-current liabilities	70.1	70.5
Total liabilities	2,578.4	2,531.4
CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares, $0.001 par value; 1.0 billion shares authorized; 93.0 million (2016) and 92.7 million (2015) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	457.3	438.2
Accumulated other comprehensive loss	(168.5)	(165.5)
Accumulated deficit	(253.4)	(326.3)
Total shareholders’ equity (deficit)	35.5	(53.5)
Total liabilities and shareholders’ equity (deficit)	$2,613.9	$2,477.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions, except per share amounts)
Product sales	$1,137.9	$1,090.0	$2,189.9	$2,118.3
Shipping & handling revenues	63.9	72.3	131.5	149.4
Net sales	1,201.8	1,162.3	2,321.4	2,267.7
Cost of sales	236.3	229.3	449.4	444.7
Gross profit	965.5	933.0	1,872.0	1,823.0
Royalty overrides	336.7	318.7	648.6	641.7
Selling, general & administrative expenses	676.8	470.5	1,103.9	901.9
Other operating income	(28.1)	—	(28.9)	—
Operating (loss) income	(19.9)	143.8	148.4	279.4
Interest expense, net	23.1	23.7	48.0	45.2
Other expense, net	—	—	—	2.3
(Loss) income before income taxes	(43.0)	120.1	100.4	231.9
Income taxes	(20.1)	37.3	27.5	70.9
NET (LOSS) INCOME	$(22.9)	$82.8	$72.9	$161.0
(Loss) Earnings per share:
Basic	$(0.28)	$1.00	$0.88	$1.95
Diluted	$(0.28)	$0.97	$0.85	$1.90
Weighted average shares outstanding:
Basic	83.0	82.6	82.9	82.5
Diluted	83.0	85.2	85.9	84.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Net (loss) income	$(22.9)	$82.8	$72.9	$161.0
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income taxes of $2.3 and $(2.4) for the three months ended June 30, 2016 and 2015, respectively, and $1.5 and $(4.3) for the six months ended June 30, 2016 and 2015, respectively	(15.8)	10.5	4.2	(44.4)
Unrealized (loss) gain on derivatives, net of income taxes of $(0.1) and $(0.3) for the three months ended June 30, 2016 and 2015, respectively, and $(0.3) and $0.3 for the six months ended June 30, 2016 and 2015, respectively	(1.5)	(0.7)	(7.1)	4.5
Unrealized loss on available-for-sale investments, net of income taxes of $0.1 and $(0.2) for the six months ended June 30, 2016 and 2015, respectively	—	—	(0.1)	(0.3)
Total other comprehensive (loss) income	(17.3)	9.8	(3.0)	(40.2)
Total comprehensive (loss) income	$(40.2)	$92.6	$69.9	$120.8

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72.9	$161.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47.9	48.0
Excess tax benefits from share-based payment arrangements	(2.1)	(1.5)
Share-based compensation expenses	20.5	23.9
Non-cash interest expense	28.7	25.5
Deferred income taxes	(21.2)	(2.5)
Inventory write-downs	11.2	17.7
Foreign exchange transaction gain	(2.9)	(12.3)
Foreign exchange loss and other charges relating to Venezuela	4.8	36.9
Other	(5.9)	9.3
Changes in operating assets and liabilities:
Receivables	(20.4)	(24.4)
Inventories	(0.2)	16.5
Prepaid expenses and other current assets	5.7	6.4
Other assets	(5.2)	(10.1)
Accounts payable	17.4	16.8
Royalty overrides	(1.4)	(9.3)
Accrued expenses and accrued compensation	219.3	50.1
Advance sales deposits	37.3	31.8
Income taxes	(40.8)	(26.6)
Deferred compensation plan liability	2.4	1.5
NET CASH PROVIDED BY OPERATING ACTIVITIES	368.0	358.7
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(86.9)	(39.9)
Other	4.5	5.6
NET CASH (USED IN) INVESTING ACTIVITIES	(82.4)	(34.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on senior secured credit facility and other debt	(229.7)	(163.8)
Issuance costs relating to long-term debt	—	(6.2)
Share repurchases	(4.5)	(9.1)
Excess tax benefits from share-based payment arrangements	2.1	1.5
Other	(1.4)	0.9
NET CASH (USED IN) FINANCING ACTIVITIES	(233.5)	(176.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5.2)	(43.5)
NET CHANGE IN CASH AND CASH EQUIVALENTS	46.9	104.2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	889.8	645.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$936.7	$749.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, or Herbalife, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of June 30, 2016, the Company sold its products to and through a network of 4.1 million independent members, or Members, which included 0.3 million in China. In China, the Company sells its products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through a limited number of Company-operated retail stores. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2015 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, include Herbalife and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of June 30, 2016, and for the three and six months ended June 30, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, or the 2015 10-K. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on how an entity should identify performance obligations in contracts with customers, and how it should account for licensing arrangements with customers. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date of December 15, 2016. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e. the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under current U.S. GAAP, there is diversity in practice in how entities account for breakage that results when a consumer does not redeem the entire product balance. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The amendment may be applied using either a modified retrospective approach or a full retrospective approach. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This ASU provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. If all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered, the hedging relationship will continue uninterrupted. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This ASU clarifies the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related (i.e. an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence of FASB Accounting Standards Codification, or ASC 815, Derivatives and Hedging). An entity should no longer assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Entities are required to apply the guidance to existing debt instruments using a modified retrospective transition method as of the period of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instrument — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU changes the impairment model for most financial assets, requiring the use of an expected loss model which requires entities to estimate the lifetime expected credit loss on financial assets measured at amortized cost. Such credit losses will be recorded as an allowance to offset the amortized cost of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In addition, credit losses relating to available-for-sale debt securities will now be recorded through an allowance for credit losses rather than as a direct write-down to the security. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted for reporting periods beginning after December 15, 2018. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the three and six months ended June 30, 2016, the Company recognized government grant income of approximately $28.1 million and $28.9 million, respectively, in other operating income within its condensed consolidated statements of income (loss), related to its regional headquarters and distribution centers within China. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Purchase of Previously Leased Office Building

On April 21, 2016, the Company purchased one of its office buildings in Torrance, California, which it had previously leased, for approximately $29.6 million. The Company allocated $16.9 million and $11.6 million, which was net of the deferred rent liability of $1.1 million, between buildings and land, respectively, based on their relative fair values.

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

During the three and six months ended June 30, 2016, the Company recognized foreign exchange losses and other related charges of $2.4 million and $7.1 million, respectively, as compared to $0.6 million and $36.9 million for the same periods in 2015, within its condensed consolidated statements of income (loss) related to its Venezuelan operations. During both the six months ended June 30, 2016 and 2015, Herbalife Venezuela’s net sales represented less than 1% of the Company’s consolidated net sales. As of June 30, 2016, Herbalife Venezuela’s assets primarily consisted of Bolivar-denominated cash of approximately $2.0 million. See the Company’s consolidated financial statements and related notes in the 2015 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are currently stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	June 30, 2016	December 31, 2015
	(In millions)
Raw materials	$44.5	$41.5
Work in process	5.4	3.8
Finished goods	272.6	286.7
Total	$322.5	$332.0

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
	(In millions)
Senior secured credit facility, carrying value	$410.0	$639.5
Convertible senior notes, carrying value of liability component	1,003.3	982.5
Other debt	13.3	—
Total	1,426.6	1,622.0
Less: current portion	423.3	229.5
Long-term portion	$1,003.3	$1,392.5

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

On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility by one year to March 9, 2017. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015. The total available borrowing capacity under the revolving credit facility was $425.0 million as of June 30, 2016. Prior to March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility remained effectively unchanged except that the minimum applicable margin was increased by 0.50% and LIBOR was subject to a minimum floor of 0.25%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility increased by 2.00% such that borrowings under the Credit Facility now bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%, based on the Company’s consolidated leverage ratio. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the revolving credit facility.

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

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of June 30, 2016 and December 31, 2015, the Company was compliant with its debt covenants under the Credit Facility.

On June 30, 2016 and December 31, 2015, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan as of December 31, 2015, was 3.87% and 2.78%, respectively.

During the three months ended March 31, 2016, the Company repaid a total amount of $229.7 million to repay in full the Term Loan. The Company did not repay any amounts under the revolving credit facility during the three months ended June 30, 2016. As of June 30, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. As of December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million, which consisted of $229.7 million outstanding on the Term Loan and $410.0 million outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2016 and December 31, 2015 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility approximated its carrying value as of June 30, 2016 due to its variable interest rate which reprices frequently and which represents floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility is determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

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

During February 2014, the $1.15 billion proceeds received from the issuance of the Convertible Notes were initially allocated between long-term debt, or liability component, and additional paid-in-capital, or equity component, within the Company’s condensed consolidated balance sheet at $930.9 million and $219.1 million, respectively. The liability component was measured using the nonconvertible debt interest rate. The carrying amount of the equity component representing the conversion option was determined by deducting the fair value of the liability component from the face value of the Convertible Notes as a whole. Since the Company must still settle these Convertible Notes at face value at or prior to maturity, this liability component will be accreted up to its face value resulting in additional non-cash interest expense being recognized within the Company’s condensed consolidated statements of income (loss) while the Convertible Notes remain outstanding. The effective interest rate on the Convertible Notes is approximately 6.2% per annum. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

As of June 30, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance cost was $146.7 million, and the carrying amount of the liability component was $1,003.3 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of June 30, 2016, the fair value of the liability component relating to the Convertible Notes was approximately $957.5 million. As of December 31, 2015, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $167.6 million, and the carrying amount of the liability component was $982.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2015, the fair value of the liability component relating to the Convertible Notes was approximately $795.9 million. At June 30, 2016 and December 31, 2015, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the three and six months ended June 30, 2016, the Company recognized $16.2 million and $32.3 million, respectively, of interest expense relating to the Convertible Notes, which included $9.6 million and $19.0 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $1.9 million, respectively, relating to amortization of debt issuance costs. During the three and six months ended June 30, 2015, the Company recognized $15.6 million and $30.8 million, respectively, of interest expense relating to the Convertible Notes, which included $8.9 million and $17.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $1.0 million and $1.9 million, respectively, relating to amortization of debt issuance costs. The Company’s total interest expense, including the Credit Facility, was $24.6 million and $24.8 million for the three months ended June 30, 2016 and 2015, respectively, and $50.6 million and $48.2 million for the six months ended June 30, 2016 and 2015, respectively, which was recognized within its condensed consolidated statements of income (loss).

As of June 30, 2016, the aggregate annual maturity of the Credit Facility was expected to be $410.0 million for 2017. The $1.15 billion Convertible Notes are due in 2019.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of June 30, 2016, the Company had $40.4 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

5. Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

As a marketer of foods, dietary and nutritional supplements, and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company, and the reasonably possible range of exposure on currently existing claims is not material to the Company. The Company believes that it has meritorious defenses to the allegations contained in the claims. The Company currently maintains product liability insurance with an annual deductible of $15 million.

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

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $62 million, translated at the June 30, 2016 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. The Company is preparing an appeal of this decision to the Circuit Court. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $15.8 million, translated at the June 30, 2016 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $17.1 million, translated at the June 30, 2016 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service audited the Company’s Mexican subsidiaries for the 2011 year. The audit focused on importation and VAT issues. On June 25, 2013, the Mexican Tax Administration Service closed the audit of the 2011 year without any assessment.

The Mexican Customs Service has challenged the customs classification codes used by the Company for certain importations. A change in the customs classification codes would require the payment of additional VAT and other taxes for those importations. The Company believes that the customs classification codes used for the importation of these products were correct and has generally prevailed in such cases through an administrative appeal. The Company expects to challenge any further assessments as they are received. Most of the products that were the subject of the dispute have since been reformulated to avoid potential additional assessments related to future importations of product.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. In March 2015, the Company commenced litigation in the Tax Court of Mexico to reclaim the VAT refund pertaining specifically to the July 2013 period. In July 2016, the Company withdrew its VAT refund claim as it has elected to apply this immaterial amount against certain future tax liabilities. As of June 30, 2016, the Company had $50.8 million of Mexico VAT related assets, of which $40.5 million was within non-current other assets and $10.3 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At June 30, 2016, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

As previously disclosed, the Mexican Tax Administration Service has requested information related to the Company’s 2010 year. This information has been provided and the Tax Administration Service has now completed its income tax audit related to the 2010 year. The Tax Administration Service is now discussing its preliminary findings with the Company. It is possible that the Company could receive a final assessment from the Tax Administration Service after these discussions are completed. The Company believes that it has recognized an appropriate amount of income tax expense with respect to its Mexican operations during the 2010 year. The Company believes that it has meritorious defenses if a formal assessment is issued by the Tax Administration Service. The Company is currently unable to reasonably estimate the amount of loss that may result from an unfavorable outcome if a formal assessment is issued by the Tax Administration Service.

The Mexican Tax Administration Service has also requested information related to the Company’s 2012 year. This information has been provided. The Mexican Tax Administration Service may request additional information or audit additional periods.

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.2 million, translated at the June 30, 2016 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.4 million, translated at the June 30, 2016 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. The Company had $19.0 million, translated at the June 30, 2016 spot rate, of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $49 million, translated at the June 30, 2016 spot rate, relating to various ICMS issues for its 2013 tax year and it is possible the Company could receive a similar assessment for its 2014 tax year. The Company plans to appeal this assessment and future possible assessments and does not believe a loss is probable. The Company has also received assessments from other states in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments relating to other states in Brazil. The Company had issued surety bonds in the aggregate amount of $10.8 million, translated at the June 30, 2016 spot rate, through an insurance company to guarantee payment of the three tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $8.8 million, translated at the June 30, 2016 spot rate, from several Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $3.4 million, translated at the June 30, 2016 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. On January 12, 2016, the Company received a tax assessment of $3.6 million, translated at the June 30, 2016 spot rate, covering the period January 12, 2011 through April 11, 2011. The Company paid the assessment on January 26, 2016. On April 7, 2016, the Company received a second tax assessment of $2.6 million, translated at the June 30, 2016 spot rate, covering the period April 12, 2011 through July 11, 2011. The Company paid the second assessment on April 20, 2016. The Company has recognized these payments within other assets on its condensed consolidated balance sheet. On May 18, 2016 the Company received a third tax assessment of $24.6 million, translated at the June 30, 2016 spot rate, covering the remainder of the audit period, for which the Company expects to make quarterly payments. In the event the Company is not successful in its first administrative level of appeal, the remaining balance will become due. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments, and plans to file appeals against the assessments as well as appeals against the calculation methodology used. The Company has not recognized a loss as the Company does not believe a loss is probable.

U.S. Federal Trade Commission Consent Order. As previously disclosed, the Company received from the U.S. Federal Trade Commission, or the FTC, a Civil Investigative Demand, or a CID, relating to the FTC’s confidential investigation of whether the Company has complied with federal law in the advertising, marketing, or sale of business opportunities. On July 15, 2016, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order was lodged with the U.S. District Court for the Central District of California on July 15, 2016 and became effective on July 25, 2016 upon final approval by the Court. The Consent Order resolved the FTC’s multi-year investigation of the Company.

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company agreed to make, through its wholly owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC within seven days of entry of the Consent Order. The $200 million settlement amount is recognized in selling, general and administrative expenses within the Company’s condensed consolidated statements of income (loss) for the three and six months ended June 30, 2016 and was paid in July 2016. Additionally, pursuant to the Consent Order, the Company has agreed to implement certain new procedures and enhance certain existing procedures in the U.S, most of which the Company will have 10 months to implement. The Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – those members who only purchase products at a discount, or “distributors” – those members who choose to build a business and sell products through direct sales. The Company also agreed to compensate distributors based on documented U.S. retail sales, which may include sales to preferred members and purchases for a distributor’s personal consumption within allowable limits. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and an independent compliance auditor will have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. The Company intends to monitor the impact of the Consent Order regularly and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

Since late 2012, a short seller has made and continues to make allegations regarding the Company and its network marketing program. The Company believes these allegations are without merit and is vigorously defending itself against such claims, including proactively reaching out to governmental authorities about what the Company believes is manipulative activity with respect to its securities. Because of these allegations, the Company and others have received and may receive additional regulatory and governmental inquiries. For example, the Company has previously disclosed inquiries from the FTC, Securities and Exchange Commission and other governmental authorities. In the future, governmental authorities may determine to seek information from the Company and other persons relating to these same or other allegations. If the Company believes any governmental or regulatory inquiry or investigation is or becomes material it will be disclosed individually. Consistent with its policies, the Company has cooperated and will continue to fully cooperate with any governmental or regulatory inquiries or investigations.

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

As of June 30, 2016, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets by segment are not presented.

The operating information for the two reportable segments are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Net Sales:
Primary Reporting Segment	$959.3	$925.6	$1,861.5	$1,866.8
China	242.5	236.7	459.9	400.9
Total Net Sales	$1,201.8	$1,162.3	$2,321.4	$2,267.7

Contribution Margin(1):
Primary Reporting Segment	$405.7	$399.8	$802.7	$818.8
China(2)	223.1	214.5	420.7	362.5
Total Contribution Margin	628.8	614.3	1,223.4	1,181.3
Selling, general and administrative expenses(2)	676.8	470.5	1,103.9	901.9
Other operating income	(28.1)	—	(28.9)	—
Interest expense, net	23.1	23.7	48.0	45.2
Other expense, net	—	—	—	2.3
(Loss) income before income taxes	(43.0)	120.1	100.4	231.9
Income taxes	(20.1)	37.3	27.5	70.9
Net (Loss) Income	$(22.9)	$82.8	$72.9	$161.0

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $115.7 million and $114.4 million for the three months ended June 30, 2016 and 2015, respectively, and $218.2 million and $193.1 million for the six months ended June 30, 2016 and 2015, respectively, are included in selling, general and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Net Sales:
United States	$260.8	$224.9	$501.7	$446.8
Mexico	119.3	129.2	229.0	252.8
China	242.5	236.7	459.9	400.9
Others	579.2	571.5	1,130.8	1,167.2
Total Net Sales	$1,201.8	$1,162.3	$2,321.4	$2,267.7

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2015 10-K. During the six months ended June 30, 2016, the Company granted stock appreciation rights, or SARs, subject to service conditions and service and performance conditions, and stock units subject to service conditions.

For the three months ended June 30, 2016 and 2015, share-based compensation expense amounted to $10.7 million and $12.7 million, respectively. For the six months ended June 30, 2016 and 2015, share-based compensation expense amounted to $20.5 million and $23.9 million, respectively. As of June 30, 2016, the total unrecognized compensation cost related to all non-vested stock awards was $70.4 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following tables summarize the activity under all share-based compensation plans for the six months ended June 30, 2016:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2015(2)(3)	12,076	$38.70	6.6 years	$216.4
Granted	1,373	$62.22
Exercised	(505)	$32.20
Forfeited	(169)	$48.92
Outstanding at June 30, 2016(2) (3)	12,775	$41.35	6.5 years	$247.9
Exercisable at June 30, 2016(4)	7,796	$38.72	5.0 years	$176.3

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 2.9 million and 2.5 million performance condition SARs as of June 30, 2016 and December 31, 2015, respectively.
(3)	Includes 0.1 million market condition SARs.
(4)	Includes 0.9 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended June 30, 2016 and 2015 was $29.77 and $19.46, respectively. The weighted-average grant date fair value of SARs granted during the six months ended June 30, 2016 and 2015 was $29.47 and $12.81, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended June 30, 2016 and 2015 was $8.2 million and $2.0 million, respectively. The total intrinsic value of stock options and SARs exercised during the six months ended June 30, 2016 and 2015 was $14.1 million and $19.6 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2015	34	$51.08
Granted	27	$62.51
Vested	(31)	$48.21
Forfeited	—
Outstanding and nonvested June 30, 2016	30	$64.28

The total vesting date fair value of stock units which vested during the three months ended June 30, 2016 and 2015 was $1.8 million and $1.0 million, respectively. The total vesting date fair value of stock units which vested during the six months ended June 30, 2016 and 2015 was $1.8 million and $1.0 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity (deficit) only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of both June 30, 2016 and December 31, 2015, the Company had $25.4 million of unrealized excess tax benefits.

8. Income Taxes

Income taxes were a benefit of $20.1 million and an expense of $27.5 million for the three and six months ended June 30, 2016, respectively, as compared to an expense of $37.3 million and $70.9 million for the same periods in 2015. The effective income tax rate was 46.7% and 27.4% for the three and six months ended June 30, 2016, respectively, as compared to 31.1% and 30.6% for the same periods in 2015. The tax benefit recognized during the three months ended June 30, 2016 results primarily from applying a reduced estimated annual effective income tax rate to year-to-date pre-tax book income and incorporating benefits from discrete events. The estimated annual effective income tax rate as of the second quarter was reduced from the estimated annual effective income tax rate as of the first quarter primarily as a result of the ability to fully realize a tax benefit relating to the FTC settlement as described in Note 5, Contingencies. The Company recorded a disproportionately large tax benefit in the second quarter of 2016 as compared to 2015 due to the application of the reduced estimated annual effective income tax rate to the year to date pretax book income. The decrease in the effective tax rate for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to the tax benefit realized on the FTC settlement and an increase in net benefits from discrete events.

As of June 30, 2016, the total amount of unrecognized tax benefits, including related interest and penalties was $57.9 million. If the total amount of unrecognized tax benefits was recognized, $43.2 million of unrecognized tax benefits, $7.4 million of interest and $1.5 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.3 million within the next twelve months. Of this possible decrease, $5.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $4.9 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes see Note 5, Contingencies.

9. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company also designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of income (loss). The Company uses freestanding foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in cost of sales in the condensed consolidated statements of income (loss) during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income (loss) during the period when the hedged item and underlying transaction affect earnings.

As of June 30, 2016 and December 31, 2015, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $96.2 million and $112.8 million, respectively. At June 30, 2016, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of June 30, 2016, the Company recorded assets at fair value of $2.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, the Company recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and six months ended June 30, 2016 and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one and two months as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, the Company had aggregate notional amounts of approximately $276.2 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three and six months ended June 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$3.2	$2.4	$2.3	$9.6

The following table summarizes gains (losses) relating to derivative instruments recorded to income (loss) during the three and six months ended June 30, 2016 and 2015:

	Location of Gain	Amount of Gain (Loss) Recognized in Income (Loss)
	(Loss)	For the Three Months Ended		For the Six Months Ended
	Recognized in Income (Loss)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$0.5	$(0.2)	$0.1	$(0.3)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(0.9)	$0.1	$(3.2)	$(5.9)

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income (loss) primarily represent the amounts excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, there was a benefit of $0.6 million and $0.3 million, respectively, related to hedge ineffectiveness, partially offset by an expense of $0.1 million and $0.2 million, respectively, related to amounts excluded from the assessment of hedge effectiveness recognized in income (loss).

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income (loss) during the three and six months ended June 30, 2016 and 2015:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Loss)
	Loss into Income (Loss)	For the Three Months Ended		For the Six Months Ended
	(Effective Portion)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$4.6	$3.4	$9.6	$4.8
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$(0.4)	$—	$(0.5)	$—

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of June 30, 2016 and December 31, 2015.

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

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. See Note 4, Long-Term Debt for further information on the conditions for which Holders of the Convertible Notes may convert their notes prior to the maturity date. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding.

As a result of the Forward Transactions, the Company’s total shareholders’ equity (deficit) within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ equity (deficit). Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For both the three and six months ended June 30, 2016 and 2015, the Company recognized $1.6 million and $3.2 million, respectively, of non-cash interest expense within its condensed consolidated statements of income (loss) relating to amortization of these non-cash issuance costs.

During the three and six months ended June 30, 2016 and 2015, the Company did not repurchase any of its common shares through open market purchases. As of June 30, 2016, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended June 30, 2016 and 2015:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Three Months Ended June 30,
	2016				2015
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(163.0)	$11.8	$—	$(151.2)	$(151.3)	$23.2	$(0.1)	$(128.2)
Other comprehensive income (loss) before reclassifications, net of tax	(15.8)	3.3	—	(12.5)	10.5	2.6	—	13.1
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(4.8)	—	(4.8)	—	(3.3)	—	(3.3)
Total other comprehensive income (loss), net of reclassifications	(15.8)	(1.5)	—	(17.3)	10.5	(0.7)	—	9.8
Ending balance	$(178.8)	$10.3	$—	$(168.5)	$(140.8)	$22.5	$(0.1)	$(118.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income (loss) of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended June 30, 2016 and 2015.

Other comprehensive income (loss) before reclassifications was net of tax expense of $2.3 million and tax benefits of $0.1 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the three months ended June 30, 2016.

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

The following table summarizes changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2016 and 2015:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Six Months Ended June 30,
	2016				2015
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(183.0)	$17.4	$0.1	$(165.5)	$(96.4)	$18.0	$0.2	$(78.2)
Other comprehensive income (loss) before reclassifications, net of tax	4.2	2.5	—	6.7	(44.4)	9.1	(1.8)	(37.1)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(9.6)	(0.1)	(9.7)	—	(4.6)	1.5	(3.1)
Total other comprehensive income (loss), net of reclassifications	4.2	(7.1)	(0.1)	(3.0)	(44.4)	4.5	(0.3)	(40.2)
Ending balance	$(178.8)	$10.3	$—	$(168.5)	$(140.8)	$22.5	$(0.1)	$(118.4)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income (loss) of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the six months ended June 30, 2016 and 2015.

Other comprehensive income (loss) before reclassifications was net of tax expense of $1.5 million and tax benefits of $0.3 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the six months ended June 30, 2016. Amounts reclassified from other comprehensive income (loss) to income were net of tax expense of $0.1 million for unrealized gain (loss) on available-for-sale investments for the six months ended June 30, 2016.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Weighted average shares used in basic computations	83.0	82.6	82.9	82.5
Dilutive effect of exercise of equity grants outstanding	—	2.6	3.0	2.3
Weighted average shares used in diluted computations	83.0	85.2	85.9	84.8

There were an aggregate of 13.0 million and 4.9  million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the three and six months ended June 30, 2016, respectively, and an aggregate of 5.4 million and 7.7 million of equity grants that were outstanding during the three and six months ended June 30, 2015, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied. Since the Company had a net loss during the three months ended June 30, 2016, outstanding equity grants were excluded from the calculation of diluted earnings per share as their inclusion would have an antidilutive effect.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three and six months ended June 30, 2016 and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three and six months ended June 30, 2016 and 2015. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at June 30, 2016 and December 31, 2015:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at June 30, 2016	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2015
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.2	$4.2
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$1.0	$2.6
		$3.2	$6.8
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$0.5	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$2.2	$6.2
		$2.7	$6.7

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2015 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at June 30, 2016 and December 31, 2015:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
June 30, 2016
Foreign exchange currency contracts	$3.2	$(2.6)	$0.6
Total	$3.2	$(2.6)	$0.6
December 31, 2015
Foreign exchange currency contracts	$6.8	$(4.5)	$2.3
Total	$6.8	$(4.5)	$2.3

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
June 30, 2016
Foreign exchange currency contracts	$2.7	$(2.6)	$0.1
Total	$2.7	$(2.6)	$0.1
December 31, 2015
Foreign exchange currency contracts	$6.7	$(4.5)	$2.2
Total	$6.7	$(4.5)	$2.2

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of June 30, 2016, and December 31, 2015, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended June 30, 2016 and 2015, the Company recorded approximately $4.6 million and $7.1 million, respectively, and for the six months ended June 30, 2016 and 2015, the Company recorded approximately $7.5 million and $11.4 million, respectively, of professional fees and other expenses related to this matter.

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

Overview

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of June 30, 2016, we sold our products in 94 countries to and through a network of 4.1 million independent members, or Members, which included approximately 0.3 million in China. In China, we sell our products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through a limited number of Company-operated retail stores. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

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

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or the FTC, and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of the Company. Pursuant to the Consent Order, we agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which we will have 10 months to implement. Among other things, we agreed to categorize all existing and future Members in the U.S. as either “preferred members” – those members who only purchase products at a discount, or “distributors” – those members who choose to build a business and sell products through direct sales. We also agreed to compensate distributors based on documented U.S. retail sales, which may include sales to preferred members and purchases for a distributor’s personal consumption within allowable limits. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. We intend to monitor the impact of the Consent Order regularly and, while we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted as we and they adjust to the changes. The terms of the settlement do not change our business model as a direct selling company and we were at the time of the settlement, and are now, in the process of implementing many of the new and enhanced procedures; however, the terms of the settlement and the costs to comply therewith could adversely affect our business operations, our results of operations and our financial condition. See Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for a discussion of risks related to the settlement with the FTC.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(Volume Points in millions)
North America	347.0	305.4	13.6%	666.5	603.3	10.5%
Mexico	242.6	219.9	10.3%	458.6	423.4	8.3%
South & Central America	160.3	173.1	(7.4)%	338.1	383.6	(11.9)%
EMEA	276.9	228.3	21.3%	537.6	456.6	17.7%
Asia Pacific (excluding China)	277.8	271.2	2.4%	527.3	537.1	(1.8)%
China	179.7	164.0	9.6%	334.9	277.6	20.6%
Worldwide	1,484.3	1,361.9	9.0%	2,863.0	2,681.6	6.8%

We believe the increase in worldwide Volume Points for the three and six months ended June 30, 2016 of 9.0% and 6.8%, respectively, after a decline for the prior year periods, and a general trend of decreasing rates of increase in the preceding year periods, is attributable to our facilitation of sales leader success and customer satisfaction by providing quality products; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training for Members on our products and methods; and continued promotion and branding of Herbalife products. The increases for North America and Mexico for the quarter and six months ended June 30, 2016, and for Asia Pacific (excluding China) for the quarter ended June 30, 2016, after decreases in the prior year periods, primarily reflects our Members transitioning through a period of adjustment to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. Certain of the revisions and their impact on our results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies discussed in greater detail in Item 1 — Business of the 2015 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention.

Average Active Sales Leaders by Geographic Region

Average Active Sales Leaders represents the monthly average number of sales leaders that place an order, including orders of non-sales leader Members in their downline sales organization, during a given period. We utilize this metric as an indication of the engagement level of sales leaders and the success of our strategies and execution.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
North America	77,596	75,856	2.3%	76,114	76,668	(0.7)%
Mexico	65,073	64,600	0.7%	64,283	64,970	(1.1)%
South & Central America	54,510	57,868	(5.8)%	55,681	60,420	(7.8)%
EMEA	80,268	71,221	12.7%	78,824	70,238	12.2%
Asia Pacific (excluding China)	73,206	75,051	(2.5)%	72,253	74,909	(3.5)%
China	31,391	23,906	31.3%	29,841	22,092	35.1%
Worldwide(1)	367,891	356,357	3.2%	363,317	356,911	1.8%

(1)

Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

We believe the increase in worldwide Average Active Sales Leaders generally reflects the same success factors discussed above for Volume Points. However, given the long term and qualitative nature of our strategies, the magnitude of the impact of each such strategy on sales leaders’ engagement cannot be quantified and may vary over time and by market, and in fact many regions saw only minor changes in Average Active Sales Leaders numbers and trends for the quarter and six months ended June 30, 2016.

Management is currently evaluating this metric’s continued usefulness as a result of the Marketing Plan changes described below and the more general transition of our business to a daily consumption model.

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

Sales Leaders Statistics (Excluding China)	2016	2015
	(In thousands)
January 1 total sales leaders	603.3	650.1
January & February new sales leaders	27.7	31.6
Demoted sales leaders (did not re-qualify)(1)	(207.6)	(205.2)
Other sales leaders (resigned, etc)	(3.9)	(6.8)
End of February total sales leaders	419.5	469.7

The statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2016	2015
	(In thousands)
Sales leaders needed to re-qualify	450.2	426.5
Demoted sales leaders (did not re-qualify)(1)	(206.4)	(195.2)
Total re-qualified	243.8	231.3
Retention rate	54.2%	54.2%

(1)

Although sales leaders in Argentina and Venezuela were required to re-qualify for the twelve-month periods ended January 2016 and 2015, respectively, as described above, Argentina and Venezuela sales leaders are excluded from the Sales Leader Retention table calculations for those re-qualification periods for comparative purposes. Argentina and Venezuela sales leaders figures are included in the Sales Leaders Statistics table for 2016 and 2015, respectively.

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

Total distributor allowances for the three months ended June 30, 2016 and 2015 were 40.2% and 39.7% of retail sales, respectively. Total distributor allowances for the six months ended June 30, 2016 and 2015 were 40.1% and 40.4% of retail sales, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

During the three months ended June 30, 2016 and 2015, total Royalty overrides were 28.0% and 27.4% of our net sales, respectively. During the six months ended June 30, 2016 and 2015, total Royalty overrides were 27.9% and 28.3% of our net sales, respectively. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

Due to restrictions on direct selling in China, our independent service providers in China are compensated for marketing, sales, and support services with fees reflecting the quality of their service, sales contributions and other factors instead of the distributor allowances and royalty overrides utilized in our traditional marketing program. Compensation to China independent service providers is included in selling, general and administrative expenses.

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

Our “other operating income” consists of government grant income related to China.

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

Summary Financial Results

Net sales for the three and six months ended June 30, 2016 were $1,201.8 million and $2,321.4 million, respectively. Net sales increased $39.5 million, or 3.4%, and $53.7 million, or 2.4%, for the three and six months ended June 30, 2016, as compared to the same periods in 2015. In local currency, net sales increased 10.0% and 10.4% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in net sales of 3.4% for the three months ended June 30, 2016 was primarily driven by an increase in sales volume, as measured by an increase in Volume Points, and the impact of price increases, which increased net sales by approximately 9.0% and 2.1%, respectively. These increases were partially offset by the effect of a strong U.S. dollar and the resulting fluctuation in foreign currency rates, which reduced net sales by approximately 6.6%. The increase in net sales of 2.4% for the six months ended June 30, 2016 was primarily driven by an increase in sales volume, as measured by an increase in Volume Points, the impact of price increases, and a favorable change in country sales mix resulting from a greater percentage of our sales volume coming from markets with higher prices, which increased net sales by approximately 6.8%, 3.0%, and 0.9%, respectively. These increases were partially offset by the effect of a strong U.S. dollar and the resulting fluctuation in foreign currency rates, which reduced net sales by approximately 8.1%.

Net loss and net income for the three and six months ended June 30, 2016 was $22.9 million, or $0.28 per diluted share, and $72.9 million, or $0.85 per diluted share, respectively. Net income decreased $105.7 million, or 127.7%, and $88.1 million, or 54.7%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The decrease in net income for the three months ended June 30, 2016 was primarily due to higher selling, general and administrative expense which includes $203.0 million related to regulatory settlements, comprised of $200.0 million related to the settlement with the Federal Trade Commission and $3.0 million related to the settlement with the Illinois Attorney General; partially offset by the net sales growth as discussed above, and $28.1 million of government grant income in China. The decrease in net income for the six months ended June 30, 2016 was primarily due to higher selling, general and administrative expense which includes $203.0 million related to regulatory settlements; $25.2 million in higher service fees to China service providers due to sales growth in China; partially offset by the net sales growth as discussed above; $28.9 million of government grant income in China; and $22.7 million in lower foreign exchange losses primarily related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below.

Net loss for the three months ended June 30, 2016 included a $203.0 million pre-tax unfavorable impact ($136.5 million post-tax) related to regulatory settlements; a $28.1 million pre-tax favorable impact ($20.0 million post-tax) of government grant income in China; a $11.3 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements); a $2.5 million pre-tax unfavorable impact ($1.6 million post-tax) from expenses related to regulatory inquiries; a $4.6 million pre-tax unfavorable impact ($3.4 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $1.9 million pre-tax unfavorable impact ($1.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Net income for the six months ended June 30, 2016 included a $203.0 million pre-tax unfavorable impact ($136.5 million post-tax) related to regulatory settlements; a $28.9 million pre-tax favorable impact ($20.5 million post-tax) of government grant income in China; a $23.5 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements); a $10.1 million pre-tax unfavorable impact ($6.4 million post-tax) from expenses related to regulatory inquiries; a $7.5 million pre-tax unfavorable impact ($5.7 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $3.3 million pre-tax unfavorable impact ($2.2 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2016 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended June 30, 2015 included a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax favorable impact), comprised of a $0.3 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities, and $0.3 million of inventory write downs related to Venezuela; $5.4 million foreign exchange loss ($3.3 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $7.1 million pre-tax unfavorable impact ($4.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $5.8 million pre-tax unfavorable impact ($3.7 million post-tax) from expenses related to regulatory inquiries; a $11.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for further discussion), and a $0.5 million pre-tax unfavorable impact ($0.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Net income for the six months ended June 30, 2015 included a $36.9 million pre-tax unfavorable impact ($24.8 million post-tax), comprised of a $32.9 million foreign exchange loss related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities, $1.7 million of inventory write downs related to Venezuela, and a $2.3 million impairment loss on Venezuela bonds (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements for further discussion of currency exchange rate issues in Venezuela and Other Expense, net below for further discussion of Venezuela bonds); $7.5 million foreign exchange gain ($6.8 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $11.4 million pre-tax unfavorable impact ($7.7 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $9.2 million pre-tax unfavorable impact ($5.8 million post-tax) from expenses related to regulatory inquiries; a $21.5 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion), and a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	19.7	19.7	19.4	19.6
Gross profit	80.3	80.3	80.6	80.4
Royalty overrides(1)	28.0	27.4	27.9	28.3
Selling, general and administrative expenses(1)	56.3	40.5	47.5	39.8
Other operating income	(2.3)	—	(1.2)	—
Operating (loss) income	(1.7)	12.4	6.4	12.3
Interest expense, net	1.9	2.1	2.1	2.0
Other expense, net	—	—	—	0.1
(Loss) income before income taxes	(3.6)	10.3	4.3	10.2
Income taxes	(1.7)	3.2	1.2	3.1
Net (loss) income	(1.9)%	7.1%	3.1%	7.1%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $959.3 million and $1,861.5 million for the three and six months ended June 30 2016, respectively, representing an increase of $33.7 million, or 3.6%, and a decrease of $5.3 million, or 0.3%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 10.6% and 8.3% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 for the Primary Reporting Segment. The 3.6% increase in net sales for the three months ended June 30, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, and price increases which increased net sales by approximately 8.9% and 2.6%, respectively, partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 6.9%. The 0.3% decrease in net sales for the six months ended June 30, 2016 was primarily due to the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 8.6%, partially offset by price increases and an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 3.6% and 5.2%, respectively.

China reported net sales of $242.5 million and $459.9 million for the three and six months ended June 30 2016, respectively, representing an increase of $5.8 million, or 2.5%, and $59.0 million, or 14.7%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 7.8% and 20.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015 for China. The 2.5% increase in China net sales for the three months ended June 30, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 9.6%, partially offset by the impact of foreign currency fluctuation, which reduced net sales by approximately 5.4%. The 14.7% increase in China net sales for the six months ended June 30, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 20.6%, partially offset by the impact of foreign currency fluctuation, which reduced net sales by approximately 5.8%.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $405.7 million, or 42.3% of net sales, and $802.7 million, or 43.1% of net sales, representing an increase of $5.9 million, or 1.5%, and a decrease of $16.1 million, or 2.0%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The 1.5% increase for the three months ended June 30, 2016 was primarily the result of the favorable impact of volume increase, as measured by an increase in Volume Points, and price increases which increased contribution margin by approximately 9.5% and 4.1%, respectively, partially offset by the impact of fluctuations in the foreign currency rates which reduced contribution margin by approximately 11.7%. The 2.0% decrease for the six months ended June 30, 2016 was primarily the result of fluctuations in the foreign currency rates which reduced contribution margin by approximately 13.3%, partially offset by the favorable impact of price increases and volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 5.7% and 5.4%, respectively.

China reported contribution margin of $223.1 million and $420.7 million for the three and six months ended June 30, 2016, respectively, representing an increase of $8.6 million, or 4.0%, and $58.2 million, or 16.1%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase for the three months ended June 30, 2016 was primarily the result of a volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 9.7%, partially offset by the impact of fluctuations in foreign currency rates which reduced contribution margin by approximately 5.1%. The increase for the six months ended June 30, 2016 was primarily the result of a volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 20.5%, partially offset by the impact of fluctuations in foreign currency rates which reduced contribution margin by approximately 5.7%.

Sales by Geographic Region

The following chart reconciles retail sales to net sales by geographic region:

	Three Months Ended June 30,
	2016					2015
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$441.1	$(199.6)	$241.5	$25.0	$266.5	$380.9	$(172.6)	$208.3	$21.7	$230.0	15.9%
Mexico	205.2	(93.1)	112.1	7.2	119.3	220.8	(98.8)	122.0	7.2	129.2	(7.7)%
South & Central America	209.1	(97.7)	111.4	8.5	119.9	221.8	(102.9)	118.9	14.6	133.5	(10.2)%
EMEA	373.6	(168.3)	205.3	13.7	219.0	332.9	(151.2)	181.7	12.1	193.8	13.0%
Asia Pacific	394.5	(168.1)	226.4	8.2	234.6	383.1	(159.6)	223.5	15.6	239.1	(1.9)%
China	277.9	(36.7)	241.2	1.3	242.5	269.2	(33.6)	235.6	1.1	236.7	2.5%
Worldwide	$1,901.4	$(763.5)	$1,137.9	$63.9	$1,201.8	$1,808.7	$(718.7)	$1,090.0	$72.3	$1,162.3	3.4%

	Six Months Ended June 30,
	2016					2015
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$846.9	$(382.5)	$464.4	$48.1	$512.5	$753.3	$(339.7)	$413.6	$43.1	$456.7	12.2%
Mexico	393.1	(177.9)	215.2	13.8	229.0	432.9	(194.8)	238.1	14.7	252.8	(9.4)%
South & Central America	426.1	(196.7)	229.4	17.5	246.9	488.0	(226.5)	261.5	33.7	295.2	(16.4)%
EMEA	713.9	(322.5)	391.4	26.0	417.4	653.1	(296.4)	356.7	23.5	380.2	9.8%
Asia Pacific	753.6	(321.5)	432.1	23.6	455.7	773.7	(324.3)	449.4	32.5	481.9	(5.4)%
China	524.5	(67.1)	457.4	2.5	459.9	453.0	(54.0)	399.0	1.9	400.9	14.7%
Worldwide	$3,658.1	$(1,468.2)	$2,189.9	$131.5	$2,321.4	$3,554.0	$(1,435.7)	$2,118.3	$149.4	$2,267.7	2.4%

(1)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

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

Management’s role, both in-country and at the regional and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include Company-sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the engagement of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. The costs of these promotions are included in selling, general and administrative expenses.

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

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of our business and causes of sales fluctuations during the three and six months ended June 30, 2016 as compared to the same periods in 2015, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

We believe Volume Point increases for the three and six months ended June 30, 2016 reflect, among other qualitative factors, certain markets beginning to come through a transition period as Members adjust to certain revisions to our Marketing Plan designed to improve the training and retention of sales leaders. The Marketing Plan is the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members.

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

We believe that the changes, while good for our business in the long-term, take time to incorporate into Members’ individual business practices, and in the near term have created distractions which can impact, and in certain markets has slowed, net sales. We believe these Marketing Plan changes can negatively impact net sales in the short term for several reasons. Sponsoring sales leaders must take the time to guide downline Members through the adjustment and acclimation process, diverting them from other sales efforts. Additionally, the changes can lead to a temporary slowdown in sales because some sales that previously would have taken place over a shorter one to two month period are deferred up to twelve months as a Member works towards possible sales leader qualification. Members within different regions and countries are adopting these changes to varying degrees and on varying timelines with such variances leading to differences in how the Marketing Plan changes impact our business in different regions or countries. To the extent we discuss a region or country is still adapting to the changes below, we believe net sales within that region or country are being negatively impacted by the factors described above. Additionally, each region and many countries are also impacted by individual internal and external factors beyond the Marketing Plan changes that impact net sales trends, such as the economic and regulatory environment, changes in product offering, strength and engagement of Member leadership, and level of brand awareness.

North America

The North America region reported net sales of $266.5 million and $512.5 million for the three and six months ended June 30, 2016, respectively. Net sales increased $36.5 million, or 15.9%, and $55.8 million, or 12.2% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 16.0% and 12.4% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in net sales in the region for the three and six months ended June 30, 2016, as compared to the same periods in 2015, was a result of net sales increase in the U.S. of $35.8 million, or 15.9%, and $54.8 million, or 12.3%, respectively. The 15.9% increase in net sales for the North America region for the three months ended June 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 13.6%, as well as price increases which contributed approximately 1.2% to net sales. The 12.2% increase in net sales for the North America region for the six months ended June 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 10.5%, as well as price increases which contributed approximately 1.8% to net sales.

Sales volume increased for the quarter and six months ended June 30, 2016, after declines in the comparable prior year periods. Members and Member leadership in North America have embraced the strategies, and numerous changes made in 2014 and 2015, to enhance and reward a customer-centric business focus where we encourage Members to achieve product results and gain experience in the Herbalife business prior to attempting to qualify for sales leader. During the first quarter of 2016 compared to the prior year period, we believe Members progressed in adjusting their operations to accommodate the Marketing Plan changes described above. As a result of increased adoption of the longer-term sales leader qualification method, during the first half of 2016 as compared to the prior year period, the sales leaders for the region are, we believe, demonstrating engagement through strong event attendance and increased purchasing activity. We are also seeing a positive impact from a program which encourages the establishment of a solid customer base and consistent low volume orders from new Members.

As discussed above, in July 2016 we reached a settlement with the FTC. As part of the settlement, we agreed to implement certain new procedures and enhance certain existing procedures in the United States, most of which we will have ten months from the date of the settlement agreement to implement. While we do not expect the settlement to have a long-term and materially adverse impact on our net sales in the North America region or on our Member base, they may be negatively impacted as we and our Members implement and adjust to the changes.

Mexico

The Mexico region reported net sales of $119.3 million and $229.0 million for the three and six months ended June 30, 2016, respectively. Net sales decreased $9.9 million, or 7.7%, and $23.8 million, or 9.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 9.1% and 8.0% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The 7.7% decrease in net sales for the three months ended June 30, 2016 was primarily the result of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 16.7%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points and price increases which contributed approximately 10.3% and 1.0%, respectively, to net sales. The 9.4% decrease in net sales for the six months ended June 30, 2016 was primarily the result of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 17.4%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points and price increases which contributed approximately 8.3% and 1.3%, respectively, to net sales.

We believe Mexico’s Volume Point increase for the quarter reflects the positive results of Members having adjusted to the revisions in our Marketing Plan described above, which include rules that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). Also significantly, Mexico has instituted a program which encourages immediate focus on customers and consistent low volume orders from new Members. The Mexico market has also improved service to Members by expanding the number of locations at which Members can pay for orders.

South and Central America

The South and Central America region reported net sales of $119.9 million and $246.9 million for the three and six months ended June 30, 2016, respectively. Net sales decreased $13.6 million, or 10.2%, and $48.3 million, or 16.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 3.4% and 2.7% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The 10.2% decrease in net sales for the three months ended June 30, 2016 was primarily the result of fluctuations in foreign currency rates, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 13.6% and 7.4%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 11.0% to net sales. The 16.4% decrease in net sales for the six months ended June 30, 2016 was primarily the result of fluctuations in foreign currency rates, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 19.1% and 11.9%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 12.9% to net sales.

The South and Central America region has continued to see the adoption and expansion of daily consumption DMOs, as well as Members adjusting to the revisions to our Marketing Plan described above, although to varying levels of progress within the region. We believe the decline in Volume Points for the region for the quarter and year-to-date, most significantly in the Brazil market and continuing a trend of declines in prior comparable periods, was a result of certain country-specific challenges in the markets making up the region discussed below, and more generally distractions to Member operations as they adjust to the revisions to our Marketing Plan described above.

In Brazil, the region’s largest market, net sales were $45.4 million and $95.7 million for the three and six months ended June 30, 2016, respectively. Net sales decreased $16.5 million, or 26.7%, and $46.0 million, or 32.4% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales decreased 16.2% and 15.0% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $6.5 million and $24.6 million on net sales for the three and six months ended June 30, 2016, respectively. Brazil’s net sales decrease for the three and six months ended June 30, 2016 was attributable to difficult economic conditions in the market, including the foreign currency erosion impact of those conditions, uncertainty resulting from the ongoing political situation, and sales leaders adjusting their methods of operation to the Marketing Plan changes described above. Changes in ICMS tax legislation effective for 2016 reduced second quarter net sales by approximately $3 million.

Net sales in Peru were $15.7 million and $32.1 million for the three and six months ended June 30, 2016, respectively. Net sales increased $1.1 million, or 7.7%, and $0.7 million, or 2.3%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 13.7% and 11.9% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.9 million and $3.0 million on net sales for the three and six months ended June 30, 2016, respectively. Member leadership in the market has successfully incorporated the Marketing Plan changes described above, and adopted other strategies that have shown to be effective across different regions such as Nutrition Clubs and a program which encourages consistent low volume orders from new Members.

Net sales in Venezuela were $2.3 million and $8.4 million for the three and six months ended June 30, 2016, respectively. Net sales increased $0.2 million, or 11.9%, and decreased $0.7 million, or 7.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. Both significant Bolivar-to-dollar exchange rate deterioration and sales volume declines were partially offset by the impact of significant price increases in the market due to an inflationary environment. Venezuela net sales represent less than 1% of our consolidated net sales.

EMEA

The EMEA region reported net sales of $219.0 million and $417.4 million for the three and six months ended June 30, 2016, respectively. Net sales increased $25.2 million, or 13.0%, and $37.2 million, or 9.8%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 20.4% and 18.6% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The 13.0% increase in net sales for the three months ended June 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 21.3% and 2.0%, respectively, to net sales. This increase in net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 7.3%. The 9.8% increase in net sales for the six months ended June 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 17.7% and 2.5%, respectively, to net sales. This increase in net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 8.8%. The increase in net sales for the three and six months ended June 30, 2016 was greatest in Spain and Italy.

The EMEA region has had several years of strong growth in sales volume. Though the region is made up of a large number of markets with different characteristics and levels of success, generally we believe the renewal of volume growth for the region is correlated with a transition in our largest markets in the region to a customer focus and a focus on enhancing the quality of sales leaders through a longer-term sales leader qualification approach, as piloted for us by Russia in 2008. The revisions to our Marketing Plan described above are being successfully implemented in those large markets and many others of the region.

Net sales in Italy were $39.1 million and $72.4 million for the three and six months ended June 30, 2016, respectively. Net sales increased $5.0 million, or 14.7%, and $7.1 million, or 10.9%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 12.5% and 10.8% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $0.8 million and $0.1 million on net sales for the three and six months ended June 30, 2016, respectively. We believe Italy’s local currency net sales growth reflects the effectiveness of longer-term sales leader qualification methods described above augmented with the use of a regular organized training approach, events such as city-by-city tours, and efforts to increase brand awareness.

Net sales in Spain were $28.3 million and $51.3 million for the three and six months ended June 30, 2016, respectively. Net sales increased $6.8 million, or 31.4%, and $10.2 million, or 24.9%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 28.9% and 24.8% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $0.5 million and an insignificant impact on net sales for the three and six months ended June 30, 2016, respectively. Spain has continued to increase the number of Member access points as well as focus on daily consumption DMO and other local marketing strategies.

Net sales in Russia were $26.9 million and $51.0 million for the three and six months ended June 30, 2016, respectively. Net sales increased $0.6 million, or 2.4%, and decreased $1.1 million, or 2.1%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 27.9% and 19.3% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $6.7 million and $11.2 million on net sales for the three and six months ended June 30, 2016, respectively. Product prices in Russia were increased 5% in March 2016 and 14% in March 2015. Net sales for the three months ended June 30, 2015, were adversely affected by Members’ product purchases made ahead of the announced March 2015 price increase, contributing to the strong local currency growth for the three months ended June 30, 2016. Russia continues to emphasize the strategy of building a sustainable business through customer focus and daily consumption.

Net sales in the United Kingdom were $13.3 million and $25.9 million for the three and six months ended June 30, 2016, respectively. Net sales decreased $0.9 million, or 6.3%, and $1.8 million, or 6.5%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 0.1% and decreased 0.6% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.9 million and $1.6 million on net sales for the three and six months ended June 30, 2016, respectively.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $234.6 million and $455.7 million for the three and six months ended June 30, 2016, respectively. Net sales decreased $4.5 million, or 1.9%, and $26.2 million, or 5.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 2.2% and decreased 0.2% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The 1.9% decrease in net sales for the three months ended June 30, 2016 was primarily the result of the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 4.1%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 2.4% and 0.5%, respectively, to net sales. The 5.4% decrease in net sales for the six months ended June 30, 2016 was primarily the result of the impact of fluctuations in foreign currency rates and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 5.3% and 1.8%, respectively. These reductions to net sales were partially offset by price increases which contributed approximately 1.7% to net sales.

The decrease in net sales for the quarter and six months ended June 30, 2016, continuing a trend in comparable quarters of recent years, was primarily driven by a decline in South Korea, as well as the adverse impact of fluctuations in foreign currency rates across the region.

Net sales in South Korea were $50.2 million and $97.5 million for the three and six months ended June 30, 2016, respectively. Net sales decreased $27.0 million, or 35.0%, and $51.6 million, or 34.6%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales decreased 31.0% and 29.7% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $3.1 million and $7.3 million on net sales for the three and six months ended June 30, 2016, respectively. South Korea has been negatively impacted by a shift in emphasis toward the longer-term sales leader qualification method described above, as well as other South Korea-specific Marketing Plan enhancements, while the market adjusts to these changes and focuses on customer-based initiatives. The adjustment for the South Korea market has trailed that of other large markets due in part to challenges associated with product cost increases to Members in South Korea. These product costs increases took effect in the third quarter of 2015, and drove strong sales in the second quarter of that year ahead of the increases, contributing to the sales decline in the second quarter of this year as compared to the prior year period.

Net sales in India were $38.6 million and $76.5 million for the three and six months ended June 30, 2016, respectively. Net sales increased $0.4 million, or 1.1%, and decreased $3.5 million, or 4.4%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 6.7% and 2.2% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $2.1 million and $5.3 million on net sales for the three and six months ended June 30, 2016, respectively. In April 2016 we eliminated a service charge previously in place. The net sales increase for the quarter reflected improved volume and a price increase of 12% that took place in October 2015, partially offset by the service charge elimination.

Net sales in Taiwan were $36.0 million and $66.4 million for the three and six months ended June 30, 2016, respectively. Net sales increased $4.6 million, or 14.6%, and $3.3 million, or 5.3%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 20.4% and 10.6% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $1.8 million and $3.3 million on net sales for the three and six months ended June 30, 2016, respectively. Taiwan had a price increase of 2.75% in June 2016. Product volume purchased ahead of this price increase may have an adverse impact on third quarter sales.

Net sales in Indonesia were $27.7 million and $54.5 million for the three and six months ended June 30, 2016, respectively. Net sales increased $5.8 million, or 26.2%, and $9.5 million, or 21.2%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 28.1% and 25.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.4 million and $1.9 million on net sales for the three and six months ended June 30, 2016, respectively. Indonesia had a price increase of 6% in October 2015. The Indonesia market has continued to make progress by focusing on a customer-based business and daily consumption through Nutrition Clubs and training activities.

China

Net sales in China were $242.5 million and $459.9 million for the three and six months ended June 30, 2016, respectively. Net sales increased $5.8 million, or 2.5%, and $59.0 million, or 14.7%, for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 7.8% and 20.5% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The net sales increase for the three months and six months ended June 30, 2016 were primarily the result of increases in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 9.6% and 20.6%, respectively.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, including Nutrition Clubs, aided by a Preferred Customer program, a Healthy Active Lifestyle program and supported by ongoing investments in advertising, corporate social responsibility and brand awareness. We continue to enhance service provider support and product access in China through online and mobile platforms.

Sales by Product Category

	Three Months Ended June 30,
	2016					2015
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,241.3	$(511.8)	$729.5	$41.7	$771.2	$1,193.2	$(488.8)	$704.4	$47.7	$752.1	2.5%
Targeted Nutrition	449.1	(185.1)	264.0	15.1	279.1	414.0	(169.6)	244.4	16.6	261.0	6.9%
Energy, Sports and Fitness	117.3	(48.4)	68.9	4.0	72.9	99.4	(40.7)	58.7	3.9	62.6	16.5%
Outer Nutrition	46.9	(19.3)	27.6	1.6	29.2	50.8	(20.8)	30.0	2.0	32.0	(8.8)%
Literature, Promotional and Other(1)	46.8	1.1	47.9	1.5	49.4	51.3	1.2	52.5	2.1	54.6	(9.5)%
Total	$1,901.4	$(763.5)	$1,137.9	$63.9	$1,201.8	$1,808.7	$(718.7)	$1,090.0	$72.3	$1,162.3	3.4%

	Six Months Ended June 30,
	2016					2015
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$2,381.4	$(982.8)	$1,398.6	$85.6	$1,484.2	$2,327.9	$(969.8)	$1,358.1	$97.9	$1,456.0	1.9%
Targeted Nutrition	868.1	(358.2)	509.9	31.2	541.1	820.1	(341.7)	478.4	34.5	512.9	5.5%
Energy, Sports and Fitness	219.0	(90.4)	128.6	7.9	136.5	196.2	(81.7)	114.5	8.2	122.7	11.2%
Outer Nutrition	93.9	(38.7)	55.2	3.4	58.6	107.9	(45.0)	62.9	4.5	67.4	(13.1)%
Literature, Promotional and Other(1)	95.7	1.9	97.6	3.4	101.0	101.9	2.5	104.4	4.3	108.7	(7.1)%
Total	$3,658.1	$(1,468.2)	$2,189.9	$131.5	$2,321.4	$3,554.0	$(1,435.7)	$2,118.3	$149.4	$2,267.7	2.4%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category
(2)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for the Weight Management, Targeted Nutrition, and Energy, Sports and Fitness product categories increased for the three and six months ended June 30, 2016 as compared to the same periods in 2015. Net sales for the Outer Nutrition and Literature, Promotional, and Other product categories decreased for the three and six months ended June 30, 2016 as compared to the same periods in 2015. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $965.5 million and $1,872.0 million for the three and six months ended June 30, 2016, respectively, as compared to $933.0 million and $1,823.0 million for the same periods in 2015. As a percentage of net sales, gross profit for the three months ended June 30, 2016 and 2015 was 80.3% and for the six months ended June 30, 2016 was 80.6% as compared to 80.4% in the same period in 2015, or a favorable net increase of 20 basis points. The gross profit rate for the three months ended June 30, 2016 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 88 basis points, lower inventory write-downs of 81 basis points, and retail price increases of 37 basis points, offset by the unfavorable impact of foreign currency fluctuations of 165 basis points, other cost changes of 38 basis points, and country mix of 3 basis points. The 20 basis point net increase for the six months ended June 30, 2016 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 65 basis points, retail price increases of 54 basis points, lower inventory write-downs of 40 basis points, country mix of 39 basis points, and other cost changes of 3 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 181 basis points. Generally, the gross profit as a percentage of net sales may vary from period to period due to the impact from foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $336.7 million and $648.6 million for the three and six months ended June 30, 2016, respectively, as compared to $318.7 million and $641.7 million for the same periods in 2015. Royalty overrides as a percentage of net sales were 28.0% and 27.9% for the three and six months ended June 30, 2016, respectively, as compared to 27.4% and 28.3% for the same periods in 2015. The changes in royalty overrides as a percentage of net sales were primarily due to the growth pattern of our China business relative to that of our worldwide business. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $676.8 million and $1,103.9 million for the three and six months ended June 30, 2016, respectively, as compared to $470.5 million and $901.9 million for the same periods in 2015. Selling, general and administrative expenses as a percentage of net sales were 56.3% and 47.5% for the three and six months ended June 30, 2016, respectively, as compared to 40.5% and 39.8% for the same periods in 2015.

The increase in selling, general and administrative expenses for the three months ended June 30, 2016 was driven by $203.0 million related to regulatory settlements.

The increase in selling, general and administrative expenses for the six months ended June 30, 2016 was primarily due to the $203.0 million related to regulatory settlements; and $25.1 million in higher service fees to China independent service providers related to sales growth in China; partially offset by $22.7 million in lower net foreign exchange losses, which included $28.1 million lower net foreign exchange losses from the remeasurement of our Bolivar-denominated monetary assets and liabilities (See Liquidity and Capital Resources — Venezuela, for further discussion of currency exchange rate issues in Venezuela).

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended June 30, 2016 and 2015, we recorded approximately $4.6 million and $7.1 million, respectively, of expenses related to this matter, which includes approximately $3.6 million and $6.5 million, respectively, of legal, advisory and other professional service fees. For the six months ended June 30, 2016 and 2015, we recorded approximately $7.5 million and $11.4 million, respectively, of expenses related to this matter, which includes approximately $5.8 million and $10.4 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Other Operating Income

See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of other operating income during the three and six months ended June 30, 2016.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in millions)
Interest expense	$24.6	$24.8	$50.6	$48.2
Interest income	(1.5)	(1.1)	(2.6)	(3.0)
Net interest expense	$23.1	$23.7	$48.0	$45.2

The increase in net interest expense for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to transactions to convert our Bolivars to U.S. dollars for 2016 that were financing in nature, increases in non-cash interest expense on the Convertible Notes and increases in cash interest expense from our March 2011 revolver as a result of increased interest rates. These increases were partially offset by a decrease in interest expense due to the payoff of our 2012 term loan in March 2016.

Other expense, net

There was no other expense, net for the six months ended June 30, 2016 as compared to $2.3 million for the same period in 2015. Other expense, net as a percentage of net sales was 0.1% for the six months ended June 30, 2015. The decrease in other expense, net, for the six months ended June 30, 2016, as compared to the same period in 2015, was due to no other-than-temporary impairment losses recognized during the six months ended June 30, 2016 as compared to the same period in 2015 in which losses were incurred in connection with our investments in Bolivar-denominated bonds.

Income Taxes

Income taxes were a benefit of $20.1 million and an expense of $27.5 million for the three and six months ended June 30, 2016, respectively, as compared to an expense of $37.3 million and $70.9 million for the same periods in 2015. The effective income tax rate was 46.7% and 27.4% for the three and six months ended June 30, 2016, respectively, as compared to 31.1% and 30.6% for the same periods in 2015. The tax benefit recognized during the three months ended June 30, 2016 results primarily from applying a reduced estimated annual effective income tax rate to year-to-date pre-tax book income and incorporating benefits from discrete events. The estimated annual effective income tax rate as of the second quarter was reduced from the estimated annual effective income tax rate as of the first quarter primarily as a result of the ability to fully realize a tax benefit relating to the FTC settlement as described in Note 5, Contingencies to the Condensed Consolidated Financial Statements. We recorded a disproportionately large tax benefit in the second quarter of 2016 as compared to 2015 due to the application of the reduced estimated annual effective income tax rate to the year to date pretax book income. The decrease in the effective tax rate for the six months ended June 30, 2016, as compared to the same period in 2015, was primarily due to the tax benefit realized on the FTC settlement and an increase in net benefits from discrete events.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $936.7 million cash and cash equivalents and our senior secured credit facility in addition to cash flow from operations, can be used to support general corporate purposes, including, capital expenditures, share repurchases, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of June 30, 2016 and December 31, 2015.

For the six months ended June 30, 2016, we generated $368.0 million of operating cash flow, as compared to $358.7 million for the same period in 2015. The increase in our operating cash flow was the result of net favorable changes in operating assets and liabilities, partially offset by lower net income and lower non-cash items. The change in operating assets and liabilities was primarily the result of changes in accrued expenses and accrued compensation primarily related to the accrual for regulatory settlements partially offset by higher employee bonus payments; and changes in royalty overrides primarily related to lower Mark Hughes bonus payments. The decrease in net income was primarily the result of the accrual for regulatory settlements, partially offset by higher contribution margin of $42.1 million driven by net sales growth; lower income taxes; and higher other operating income primarily related to government grants in China. The accrual for regulatory settlements increased our net operating assets and liabilities by $203.0 million and decreased our pre-tax net income by $203.0 million for the six months ended June 30, 2016 and was paid in the third quarter of 2016. The lower non-cash items were primarily the result of the decrease in foreign exchange losses related to Venezuela, and a decrease in deferred income taxes.

Capital expenditures, including accrued capital expenditures, for the six months ended June, 2016 and 2015 were $82.2 million and $31.6 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, specifically the build-out of our Nanjing manufacturing facility which commenced operations in July 2016, management information systems including the upgrade of our Oracle enterprise wide systems which is expected to go live in the summer of 2017, initiatives to develop web-based Member tools, the expansion of our warehouse and sales centers, and the purchase of one of our office buildings in Torrance, California. We expect to incur total capital expenditures of approximately $160 million to $180 million for the full year of 2016.

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

Senior Secured Credit Facility

We currently have a senior secured credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders which consists of a revolving credit facility. The Credit Facility previously included a term loan, or the Term Loan, which matured and was repaid in full in March 2016. In May 2015, we amended our Credit Facility and our $700 million borrowing capacity on our revolving credit facility was reduced by approximately $235.9 million, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity on our revolving credit facility to $425.0 million as of June 30, 2016. Our revolving credit facility matures on March 9, 2017. During May 2015, pursuant to the amendment and upon execution, we made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also restricts our ability to pay dividends or repurchase our common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of June 30, 2016 and December 31, 2015, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2016, we repaid a total amount of $229.7 million to repay in full our Term Loan. We did not repay any amounts under the revolving credit facility during the three months ended June 30, 2016. As of June 30, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. As of December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million, which consisted of $229.7 million outstanding on the Term Loan and $410.0 million outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of June 30, 2016 and December 31, 2015 under the Credit Facility. On June 30, 2016 and December 31, 2015, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan as of December 31, 2015, was 3.87% and 2.78%, respectively.

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

Off-Balance Sheet Arrangements

At June 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the six months ended June 30, 2016 and 2015, we did not repurchase any of our common shares through open market purchases. As of June 30, 2016, the remaining authorized capacity under our $1.5 billion share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Working Capital and Operating Activities

As of June 30, 2016 and December 31, 2015, we had positive working capital of $203.6 million and $541.9 million, respectively, or a decrease of $338.3 million. This decrease was primarily due to the increase in the current portion of long-term debt as $410.0 million of the Credit Facility relating to the revolving credit facility will be paid by March 9, 2017 and an increase in accrued expenses primarily due to the $203.0 million accrual for regulatory settlements; partially offset by an increase in cash and cash equivalents, and the $229.7 million payment of the Credit Facility relating to the Term Loan.

We expect that cash and funds provided from operations, available borrowings under the Credit Facility, and access to capital markets will provide sufficient working capital to operate our business, to make expected capital expenditures and to meet foreseeable liquidity requirements, including payment of amounts outstanding under the Credit Facility and in connection with the FTC settlement, for the next twelve months and thereafter. In May 2015, we amended the Credit Facility as described further in Note 4, Long-Term Debt.

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

During the three and six months ended June 30, 2016 and 2015, we recognized foreign exchange losses and other related charges of $2.4 million and $7.1 million, respectively, as compared to $0.6 million and $36.9 million for the same periods in 2015 within our condensed consolidated statements of income (loss) related to our Venezuelan operations. During both the six months ended June 30, 2016 and 2015, Herbalife Venezuela’s net sales represented less than 1% of our consolidated net sales. As of June 30, 2016, Herbalife Venezuela’s assets primarily consisted of Bolivar-denominated cash of approximately $2.0 million. See our consolidated financial statements and related notes in the 2015 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of June 30, 2016.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of June 30, 2016, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in China to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through a limited number of Company-operated retail stores. Net sales include product sales and shipping and handling revenues. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides are recorded when revenue is recognized.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for both the three and six months ended June 30, 2016 and 2015.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $36.3 million and $39.4 million to present them at their lower of cost and net realizable value, and lower of cost or market, in our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of June 30, 2016 and December 31, 2015, we had goodwill of approximately $93.4 million and $91.8 million, respectively. As of both June 30, 2016 and December 31, 2015, we had marketing related intangible assets of approximately $310.0 million. The increase in goodwill during the six months ended June 30, 2016 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three and six months ended June 30, 2016 and 2015.

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

We account for foreign currency transactions in accordance with FASB ASC Topic 830, Foreign Currency Matters. In a majority of the countries where we operate, the functional currency is the local currency. Our foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at period-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Our foreign exchange translation adjustments are included in accumulated other comprehensive loss on our accompanying condensed consolidated balance sheets. Foreign currency transaction gains and losses and foreign currency remeasurements are generally included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income (loss).

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

We apply FASB ASC Topic 815, Derivatives and Hedging, or ASC 815, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the underlying hedged item are recognized concurrently in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (loss) and are recognized in the condensed consolidated statements of income (loss) when the hedged item affects earnings. ASC 815 defines the requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized concurrently in earnings.

A discussion of our primary market risk exposures and derivatives is presented below.

Foreign Exchange Risk

We transact business globally and are subject to risks associated with changes in foreign exchange rates. Our objective is to minimize the impact to earnings and cash flow associated with foreign exchange rate fluctuations. We enter into foreign exchange derivatives in the ordinary course of business primarily to reduce exposure to currency fluctuations attributable to intercompany transactions, translation of local currency revenue, inventory purchases subject to foreign currency exposure, and to partially mitigate the impact of foreign currency rate fluctuations. Due to volatility in foreign exchange markets, our current strategy, in general, is to hedge some of the significant exposures on a short-term basis. We will continue to monitor the foreign exchange markets and evaluate our hedging strategy accordingly. With the exception of our foreign exchange forward contracts relating to forecasted inventory purchases and intercompany management fees discussed below, all of our foreign exchange contracts are designated as free standing derivatives for which hedge accounting does not apply. The changes in the fair value of the derivatives not qualifying as cash flow hedges are included in selling, general and administrative expenses in our condensed consolidated statements of income (loss).

The foreign exchange forward contracts designated as free standing derivatives are used to hedge advances between subsidiaries and to partially mitigate the impact of foreign currency fluctuations. The fair value of foreign exchange derivative contracts is based on third-party quotes. Our foreign currency derivative contracts are generally executed on a monthly basis.

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of June 30, 2016 and December 31, 2015, the aggregate notional amounts of these contracts outstanding were approximately $96.2 million and $112.8 million, respectively. At June 30, 2016, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in cost of sales in the condensed consolidated statements of income (loss) during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income (loss) in the period when the hedged item and underlying transaction affects earnings. As of June 30, 2016, we recorded assets at fair value of $2.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, we recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and six months ended June 30, 2016 and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one and two months as of June 30, 2016 and December 31, 2015, respectively.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At June 30, 2016
Buy Australian dollar sell Euro	1.51	$1.1	$—
Buy Chinese yuan sell Euro	7.45	19.6	(0.1)
Buy Euro sell Australian dollar	1.54	2.2	(0.1)
Buy Euro sell Chinese yuan	7.40	4.4	—
Buy Euro sell Indonesian rupiah	15,082.00	2.3	(0.1)
Buy Euro sell Japanese yen	112.13	0.6	—
Buy Euro sell Mexican peso	20.49	46.2	0.1
Buy Euro sell Peruvian nuevo sol	3.74	3.6	(0.1)
Buy Euro sell U.S. dollar	1.11	45.1	(0.1)
Buy Euro sell South African rand	17.23	3.1	(0.1)
Buy British pound sell Euro	0.77	3.6	(0.3)
Buy Kazakhstani tenge sell U.S. dollar	372.79	1.5	0.1
Buy Mexican peso sell Euro	20.97	2.3	0.1
Buy Norwegian krone sell U.S. dollar	8.17	1.2	—
Buy Swedish krona sell U.S. dollar	8.09	1.5	—
Buy Taiwan dollar sell U.S. dollar	32.63	13.8	0.2
Buy U.S. dollar sell Brazilian real	3.92	2.1	(0.3)
Buy U.S. dollar sell Colombian peso	3,054.56	3.3	(0.1)
Buy U.S. dollar sell Euro	1.13	116.9	1.4
Buy U.S. dollar sell Kazakhstani tenge	349.30	0.7	—
Buy U.S. dollar sell South African rand	15.97	1.1	(0.1)
Total forward contracts		$276.2	$0.5

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At June 30, 2016 and December 31, 2015, the total amount of our foreign subsidiary cash was $448.0 million and $310.5 million, respectively, of which $10.8 million and $19.1 million, respectively, was invested in U.S. dollars. At June 30, 2016 and December 31, 2015, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $488.7 million and $579.3 million, respectively.

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

Interest Rate Risk

As of June 30, 2016, the aggregate annual maturity of the Credit Facility was expected to be $410.0 million for 2017. The fair value of the Credit Facility approximated its carrying value of $410.0 million as of June 30, 2016. The fair value of the Credit Facility approximated its carrying value of $639.5 million as of December 31, 2015. The Credit Facility bears a variable interest rate, and on June 30, 2016 and December 31, 2015, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 3.87% and 2.78%, respectively. As of June 30, 2016 the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $957.5 million and the carrying value was $1,003.3 million. As of December 31, 2015, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $795.9 million and the carrying value was $982.5 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $4.1 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	legal challenges to our network marketing program;
•	the consent order entered into with the FTC, the effects thereof and any failure to comply therewith;
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

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations. As previously disclosed, we entered into a consent order with the FTC to settle the FTC’s multi-year investigation into our business for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar action.

Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. While we believe we are in compliance with these regulations, including those enforced by the FTC and the permanent injunction in California, and are compliant with those provisions of the FTC consent order that are currently applicable and expect to fully comply with all other aspects of the FTC consent order as and when they go into effect, there is no assurance any federal, state or foreign courts or agencies or the independent compliance auditor under the FTC consent order would agree, including a federal court or the FTC in respect of the FTC consent order or a court or the California Attorney General in respect to the permanent injunction.

The ambiguity surrounding these laws can also affect the public perception of the Company. Specifically, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted regulations, the FTC consent order or California injunction or any allegations or charges to that effect brought by federal, state, or foreign regulators could negatively impact our business in a particular market or in general and may adversely affect our share price.

We are also subject to the risk of private party challenges to the legality of our network marketing program, whether as a result of the FTC consent order or otherwise. Some network marketing programs of other companies have been successfully challenged in the past, while other challenges to network marketing programs of other companies have been defeated. Adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of network marketing systems, in any other market in which we operate, could negatively impact our business.

We are subject to a consent order with the FTC, the effects of which, or any failure to comply therewith, could harm our financial condition and operating results.

As previously disclosed, on July 15, 2016, we reached a consensual resolution with the FTC regarding its multi-year investigation of our business resulting in the entry into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment in the U.S. District Court for the Central District of California, or the Consent Order. The Consent Order became effective on July 25, 2016 upon final approval by the Court. As part of the Consent Order, we agreed to make a payment of $200 million and to implement certain new procedures and enhance certain existing procedures in the United States. We also agreed to be subject to certain audits by an independent compliance auditor, or the ICA, for a period of seven years; requirements regarding compliance certification and record creation and maintenance; and a prohibition on misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and ICA will also have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. The terms of the Consent are described in greater detail in our Current Report on Form 8-K filed on July 15, 2016.

The Consent Order includes a number of restrictions and requirements and therefore creates compliance risks, and there is no guarantee that we will be able to fully comply with the Consent Order. While we do not believe the Consent Order changes our business model as a direct selling company, compliance with the Consent Order requires us to implement new and enhanced procedures regarding, among other things, no later than May 2017, tracking retail sales and internal consumption by distributors. We have already instituted certain controls and procedures and developed technology solutions that we believe address certain of the Consent Order requirements and are in the process of designing, implementing and updating others. However, there can be no assurances that we will be successful in implementing all of the necessary controls and procedures and technology solutions in a timely manner, and some or all of these controls and procedures and technology solutions may not operate as expected. Any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order. Full compliance with the Consent Order will require the cooperation of Members and, while we are in the process of updating and will further update our training programs and policies to address the Consent Order and expect our Members to comply, we do not have the same level of influence or control over our Members as we could were they our own employees. Any failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. While we may believe we are fully compliant with the Consent Order, there can be no assurances that the FTC or ICA will agree. In the event we are found to be in violation of the Consent Order, the FTC could, among other things, take corrective actions such as initiating further enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors.

The Consent Order may also impact our business operations, including our net sales and profitability. For example, the Consent Order imposes certain requirements regarding the verification and receipting of sales and there can be no assurances that these or other requirements of the Consent Order, our compliance therewith and the new and enhanced business procedures implemented as a result thereof, will not cause us to lose sales. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. Additionally, the development activities described above to implement new and enhanced procedures, and any other actions taken in respect of compliance with the Consent Order, could be costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and results of operations. Our Members may also disagree with our decision to enter into the Consent Order, whether because they disagree with certain terms thereof, they believe it will negatively impact their personal business or they would not have settled the investigation on any terms. The Consent Order also provides that if the total eligible U.S. retail sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. retail sales will be capped at 10% above the current compensation levels. Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor. Further, management and the board of directors may be required to focus a substantial amount of time on compliance activities, which could divert their attention from running and growing our business. We may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of our guidance or analyst or investor expectations. In addition, while we believe the Consent Order will set a new standard within the industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for members, customers and ultimately net sales.

The Consent Order also creates additional third-party risks. Although the Consent Order resolves the FTC’s multi-year investigation into the Company, it does not prevent other third-parties from bringing actions against us, whether in the form of other state, federal or foreign regulatory investigations or proceedings, or private litigation, any of which could lead to, among other things, monetary settlements, fines, penalties or injunctions. Although we neither admitted nor denied the allegations in the FTC’s complaint in agreeing to the terms of the Consent Order (except as to the Court having jurisdiction over the matter), third-parties may use specific statements or other matters addressed in the Consent Order as the basis for their action. The Consent Order or any subsequent legal or regulatory claim may also lead to negative publicity, whether because some view it as a condemnation of the Company or our direct selling business model or because other third parties use it as justification to make unfounded and baseless assertions against us, our business model or our Members. An increase in the number, severity or scope of third-party claims, actions or public assertions may result in substantial costs and harm to our reputation. The Consent Order may also impact third parties willingness to work with us as a company.

The impact of the Consent Order on our business, including our ability to implement the necessary controls, procedures and technology solutions to comply therewith, and on our business and our member base, could be significant. If our business is adversely impacted, it is uncertain as to whether, or how quickly, we would be able to rebuild, irrespective of market conditions. Our financial condition and results of operations could be harmed if we are not able to comply with the Consent Order, if costs related to compliance exceed our estimates, if it has a negative impact on net sales, or if it leads to further legal, regulatory, or compliance claims, proceedings, or investigations or litigation.

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

China has published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations have been issued. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebei, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui and Yunnan. In the five provinces where the Company does not have a direct selling license, it has Company-operated retail stores that can directly serve customers and preferred customers. With online orderings throughout China, there has been a declining demand in Company-operated retail stores.

We also engage independent service providers who meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide marketing, sales and support services to Herbalife customers. These business model features in China are not common to the business model we employ elsewhere in the world, and based on the direct selling licenses we have received and the terms of those which we hope to receive in the future to conduct a direct selling enterprise in China, our business model in China will continue to incorporate some or all of these features. The direct selling regulations require us to apply for various approvals to conduct a direct selling enterprise in China. The process for obtaining the necessary licenses to conduct a direct selling business is protracted and cumbersome and involves multiple layers of Chinese governmental authorities and numerous governmental employees at each layer. While direct selling licenses are centrally issued, such licenses are generally valid only in the jurisdictions within which related approvals have been obtained. Such approvals are generally awarded on local and provincial bases, and the approval process requires involvement with multiple ministries at each level. Our participation and conduct during the approval process is guided not only by distinct Chinese practices and customs, but is also subject to applicable laws of China and the other jurisdictions in which we operate our business, including the U.S., as well as our internal code of ethics. There is always a risk that in attempting to comply with local customs and practices in China during the application process or otherwise, we will fail to comply with requirements applicable to us in China itself or in other jurisdictions, and any such failure to comply with applicable requirements could prevent us from obtaining the direct selling licenses or related local or provincial approvals. Furthermore, we rely on certain key personnel in China to assist us during the approval process, and the loss of any such key personnel could delay or hinder our ability to obtain licenses or related approvals. For all of the above reasons, there can be no assurance that we will obtain additional direct selling licenses, or obtain related approvals to expand into any or all of the localities or provinces in China that are important to our business. Our inability to obtain, retain, or renew any or all of the licenses or related approvals that are required for us to operate in China could negatively impact our business.

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

We may continue to experience rapid growth in China, and there can be no assurances that we will be able to successfully manage expansion of manufacturing operations and a growing and dynamic sales force. If we are unable to effectively scale our supply chain and manufacturing infrastructure to support future growth in China, our operations in China may be adversely impacted.

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

The imposition of new taxes, even pass-through taxes such as VAT, could have an impact on our perceived product pricing and will likely require that we increase prices in certain jurisdictions and therefore could have a potential negative impact on our business and results of operations. We have reserved in the condensed consolidated financial statements an amount that we believe represents the most likely outcome of the resolution of these disputes, but if we are incorrect in our assessment we may have to pay the full amount asserted which could potentially be material. Ultimate resolution of these matters may take several years, and the outcome is uncertain. If the United States Internal Revenue Service or the taxing authorities of any other jurisdiction were to successfully challenge our transfer pricing practices or our positions regarding the payment of income taxes, customs duties, value added taxes, withholding taxes, sales and use, and other taxes, we could become subject to higher taxes, we may determine it is necessary to raise prices in certain jurisdictions accordingly and our revenue and earnings and our results of operations could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) None

(b) None.

Item 6. Exhibits

(a) Exhibit Index:

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(j)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(g)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(g)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(j)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(m)

10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(m)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(m)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis.	(m)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(d)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis.	(d)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(d)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(d)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(e)

10.17#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(e)

10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(e)

10.19#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(e)

10.20#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(i)

10.21#	Form of Independent Directors Stock Appreciation Right Award Agreement	(j)

Exhibit Number	Description	Reference

10.22#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(j)

10.23#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(k)

10.24#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(l)

10.25#	Amended and Restated Non-Management Directors Compensation Plan	(k)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(k)

10.27#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(m)

10.28#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(m)

10.29

Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(m)

10.30

First Amendment, dated July 26, 2012, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(d)

10.31#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(m)

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

(j)

10.41#	Herbalife Ltd. Executive Incentive Plan	(m)

10.42	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment.	(n)

Exhibit Number	Description	Reference
10.43

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(n)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(e)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(f)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(h)	Previously filed on March 24, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(i)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(j)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(k)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(l)	Previously filed on February 25, 2016 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference.
(m)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(n)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: August 3, 2016