Form 10-Q
period 2016-09-30
HERBALIFE LTD.
filed 2016-11-01
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of registrant’s common shares outstanding as of October 27, 2016 was 93,049,387.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$788.3	$889.8
Receivables, net of allowance for doubtful accounts	87.9	69.9
Inventories	371.7	332.0
Prepaid expenses and other current assets	198.0	161.1
Deferred income tax assets	113.5	113.5
Total current assets	1,559.4	1,566.3
Property, at cost, net of accumulated depreciation and amortization	376.2	339.2
Deferred compensation plan assets	30.2	29.3
Other assets	162.2	141.1
Marketing related intangibles and other intangible assets, net	310.1	310.2
Goodwill	94.5	91.8
Total assets	$2,532.6	$2,477.9
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$86.4	$71.1
Royalty overrides	261.5	249.9
Accrued compensation	126.9	128.8
Accrued expenses	239.3	228.7
Current portion of long-term debt	425.3	229.5
Advance sales deposits	85.0	63.8
Income taxes payable	38.9	52.6
Total current liabilities	1,263.3	1,024.4
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,017.6	1,392.5
Deferred compensation plan liability	48.9	43.6
Deferred income tax liabilities	2.6	0.4
Other non-current liabilities	76.5	70.5
Total liabilities	2,408.9	2,531.4
CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares, $0.001 par value; 1.0 billion shares authorized; 93.1 million (2016) and 92.7 million (2015) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	462.6	438.2
Accumulated other comprehensive loss	(173.3)	(165.5)
Accumulated deficit	(165.7)	(326.3)
Total shareholders’ equity (deficit)	123.7	(53.5)
Total liabilities and shareholders’ equity (deficit)	$2,532.6	$2,477.9

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions, except per share amounts)
Product sales	$1,063.2	$1,036.4	$3,253.1	$3,154.7
Shipping & handling revenues	58.8	66.5	190.3	215.9
Net sales	1,122.0	1,102.9	3,443.4	3,370.6
Cost of sales	209.1	206.9	658.5	651.6
Gross profit	912.9	896.0	2,784.9	2,719.0
Royalty overrides	320.3	304.7	968.9	946.4
Selling, general & administrative expenses	441.3	433.1	1,545.2	1,335.0
Other operating income	(0.2)	(3.4)	(29.1)	(3.4)
Operating income	151.5	161.6	299.9	441.0
Interest expense, net	22.1	24.1	70.1	69.3
Other expense, net	—	—	—	2.3
Income before income taxes	129.4	137.5	229.8	369.4
Income taxes	41.7	43.9	69.2	114.8
NET INCOME	$87.7	$93.6	$160.6	$254.6
Earnings per share:
Basic	$1.06	$1.13	$1.94	$3.09
Diluted	$1.01	$1.09	$1.87	$2.99
Weighted average shares outstanding:
Basic	83.1	82.6	83.0	82.5
Diluted	86.4	85.7	86.1	85.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Net income	$87.7	$93.6	$160.6	$254.6
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $5.8 and $(2.7) for the three months ended September 30, 2016 and 2015, respectively, and $7.3 and $(7.0) for the nine months ended September 30, 2016 and 2015, respectively	(2.6)	(37.0)	1.6	(81.4)
Unrealized (loss) gain on derivatives, net of income taxes of $— and $(0.2) for the three months ended September 30, 2016 and 2015, respectively, and $(0.3) and $0.1 for the nine months ended September 30, 2016 and 2015, respectively	(2.2)	(0.9)	(9.3)	3.6
Unrealized loss on available-for-sale investments, net of income taxes of $0.1 and $(0.2) for the nine months ended September 30, 2016 and 2015, respectively	—	—	(0.1)	(0.3)
Total other comprehensive loss	(4.8)	(37.9)	(7.8)	(78.1)
Total comprehensive income	$82.9	$55.7	$152.8	$176.5

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$160.6	$254.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.6	72.6
Excess tax benefits from share-based payment arrangements	(5.1)	(1.5)
Share-based compensation expenses	30.3	34.2
Non-cash interest expense	42.0	39.8
Deferred income taxes	(38.4)	(1.5)
Inventory write-downs	16.7	22.3
Foreign exchange transaction gain	(1.4)	(11.9)
Foreign exchange loss and other charges relating to Venezuela	4.4	37.2
Other	(8.2)	8.9
Changes in operating assets and liabilities:
Receivables	(14.6)	(25.1)
Inventories	(56.7)	(3.2)
Prepaid expenses and other current assets	7.0	0.4
Other assets	(1.9)	(16.8)
Accounts payable	17.5	18.3
Royalty overrides	14.1	5.6
Accrued expenses and accrued compensation	11.9	61.7
Advance sales deposits	21.2	23.3
Income taxes	(24.8)	(26.6)
Deferred compensation plan liability	2.7	0.9
NET CASH PROVIDED BY OPERATING ACTIVITIES	249.9	493.2
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(111.9)	(57.5)
Other	4.4	6.2
NET CASH USED IN INVESTING ACTIVITIES	(107.5)	(51.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on senior secured credit facility and other debt	(233.0)	(202.6)
Issuance costs relating to long-term debt	—	(6.2)
Share repurchases	(12.5)	(10.7)
Excess tax benefits from share-based payment arrangements	5.1	1.5
Other	(0.9)	0.1
NET CASH USED IN FINANCING ACTIVITIES	(241.3)	(217.9)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2.6)	(56.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(101.5)	167.8
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	889.8	645.4
CASH AND CASH EQUIVALENTS, END OF PERIOD	$788.3	$813.2

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company, was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of September 30, 2016, the Company sold its products to and through a network of 4.1 million independent members, or Members, which included 0.3 million in China. In China, the Company sells its products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2015 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, or the 2015 10-K. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides clarification on eight specific cash flow issues regarding presentation and classification in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the three and nine months ended September 30, 2016, the Company recognized government grant income of approximately $0.2 million and $29.1 million, respectively, in other operating income within its condensed consolidated statements of income, related to its regional headquarters and distribution centers within China. To conform with the current period presentation, for the three and nine months ended September 30, 2015, $3.4 million in government grant income in China has been reclassified from selling, general, and administrative expenses to other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

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

During the three and nine months ended September 30, 2016, the Company recognized foreign exchange losses and other related charges of $0.1 million and $7.2 million, respectively, as compared to $1.5 million and $38.4 million for the same periods in 2015, within its condensed consolidated statements of income related to its Venezuelan operations. During both the nine months ended September 30, 2016 and 2015, Herbalife Venezuela’s net sales represented less than 1% of the Company’s consolidated net sales. As of September 30, 2016, Herbalife Venezuela’s cash and cash equivalents primarily consisted of Bolivar-denominated cash of approximately $1.4 million. See the Company’s consolidated financial statements and related notes in the 2015 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are currently stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	September 30, 2016	December 31, 2015
	(In millions)
Raw materials	$50.9	$41.5
Work in process	4.6	3.8
Finished goods	316.2	286.7
Total	$371.7	$332.0

4. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
	(In millions)
Senior secured credit facility, carrying value	$410.0	$639.5
Convertible senior notes, carrying value of liability component	1,014.0	982.5
Other debt	18.9	—
Total	1,442.9	1,622.0
Less: current portion	425.3	229.5
Long-term portion	$1,017.6	$1,392.5

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

On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility by one year to March 9, 2017. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015. The total available borrowing capacity under the revolving credit facility was $425.0 million as of September 30, 2016. Prior to March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility remained effectively unchanged except that the minimum applicable margin was increased by 0.50% and LIBOR was subject to a minimum floor of 0.25%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility increased by 2.00% such that borrowings under the Credit Facility now bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%, based on the Company’s consolidated leverage ratio. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the revolving credit facility.

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

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of September 30, 2016 and December 31, 2015, the Company was compliant with its debt covenants under the Credit Facility.

On September 30, 2016 and December 31, 2015, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan as of December 31, 2015, was 4.13% and 2.78%, respectively.

During the three months ended March 31, 2016, the Company repaid a total amount of $229.7 million to repay in full the Term Loan. The Company did not repay any amounts under the revolving credit facility during the three months ended June 30, 2016 and September 30, 2016. As of September 30, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. As of December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million, which consisted of $229.7 million outstanding on the Term Loan and $410.0 million outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of September 30, 2016 and December 31, 2015 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility approximated its carrying value as of September 30, 2016 due to its variable interest rate which reprices frequently and which represents floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility is determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

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

As of September 30, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance cost was $136.0 million, and the carrying amount of the liability component was $1,014.0 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of September 30, 2016, the fair value of the liability component relating to the Convertible Notes was approximately $950.8 million. As of December 31, 2015, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $167.6 million, and the carrying amount of the liability component was $982.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2015, the fair value of the liability component relating to the Convertible Notes was approximately $795.9 million. At September 30, 2016 and December 31, 2015, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the three and nine months ended September 30, 2016, the Company recognized $16.4 million and $48.7 million, respectively, of interest expense relating to the Convertible Notes, which included $9.7 million and $28.7 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $2.8 million, respectively, relating to amortization of debt issuance costs. During the three and nine months ended September 30, 2015, the Company recognized $16.0 million and $46.8 million, respectively, of interest expense relating to the Convertible Notes, which included $9.3 million and $27.0 million, respectively, relating to non-cash interest expense relating to the debt discount and $0.9 million and $2.8 million, respectively, relating to amortization of debt issuance costs. The Company’s total interest expense, including the Credit Facility, was $24.0 million and $25.5 million for the three months ended September 30, 2016 and 2015, respectively, and $74.6 million and $73.7 million for the nine months ended September 30, 2016 and 2015, respectively, which was recognized within its condensed consolidated statements of income.

As of September 30, 2016, the aggregate annual maturity of the Credit Facility was expected to be $410.0 million for 2017. The $1.15 billion Convertible Notes are due in 2019.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of September 30, 2016, the Company had $39.7 million of issued but undrawn letters of credit or similar arrangements that were unsecured, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

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

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $59 million, translated at the September 30, 2016 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision. Litigation of the appeal is ongoing. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $15.1 million, translated at the September 30, 2016 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $16.4 million, translated at the September 30, 2016 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. In March 2015, the Company commenced litigation in the Tax Court of Mexico to reclaim the VAT refund pertaining specifically to the July 2013 period. In July 2016, the Company withdrew its VAT refund claim as it has elected to apply this immaterial amount against certain future tax liabilities. As of September 30, 2016, the Company had $46.9 million of Mexico VAT related assets, of which $36.8 million was within non-current other assets and $10.1 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At September 30, 2016, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.2 million, translated at the September 30, 2016 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.4 million, translated at the September 30, 2016 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. The Company had $16.4 million, translated at the September 30, 2016 spot rate, of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $49.5 million, translated at the September 30, 2016 spot rate, relating to various ICMS issues for its 2013 tax year and it is possible the Company could receive a similar assessment for its 2014 tax year. In August 2016, the Company filed a first level administrative appeal and plans to appeal future possible assessments. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received assessments from other states in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments relating to other states in Brazil. The Company had issued surety bonds in the aggregate amount of $10.8 million, translated at the September 30, 2016 spot rate, through an insurance company to guarantee payment of the three tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $8.9 million, translated at the September 30, 2016 spot rate, from several Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $3.6 million, translated at the September 30, 2016 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total preliminary assessment for the audit period is $32.6 million translated at the September 30, 2016 spot rate. From January 2016 to October 2016, the Company received and paid four quarterly tax assessments that total $13.0 million, translated at the September 30, 2016 spot rate, covering the first four quarters of the audit period, January 12, 2011 through January 6, 2012. The Company has recognized these payments within other assets on its condensed consolidated balance sheet. The Company expects to pay the remaining assessed amount and to file an appeal to the National Tax Tribunal during the fourth quarter of 2016. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

U.S. Federal Trade Commission Consent Order. As previously disclosed, the Company received from the U.S. Federal Trade Commission, or the FTC, a Civil Investigative Demand, or a CID, relating to the FTC’s confidential investigation of whether the Company has complied with federal law in the advertising, marketing, or sale of business opportunities. On July 15, 2016, the Company and the FTC entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order. The Consent Order was lodged with the U.S. District Court for the Central District of California on July 15, 2016 and became effective on July 25, 2016, or the Effective Date, upon final approval by the Court. The Consent Order resolved the FTC’s multi-year investigation of the Company.

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company agreed to make, through its wholly owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC within seven days of entry of the Consent Order. The $200 million settlement amount is recognized in selling, general and administrative expenses within the Company’s condensed consolidated statements of income for the nine months ended September 30, 2016 and was paid in July 2016. Additionally, pursuant to the Consent Order, the Company has agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which the Company will have 10 months from the Effective Date to implement. The Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – those members who only purchase products at a discount, or “distributors” – those members who choose to resell the products or build a sales organization. Although not required until May 2017, in October 2016 the Company initiated the process of allowing existing Members in the U.S. to affirmatively elect to be classified as either preferred members or as independent distributors. The Company also agreed to compensate distributors based on documented U.S. retail sales, which may include sales to preferred members and purchases for a distributor’s personal consumption within allowable limits. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and an independent compliance auditor will have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, the Company and the FTC mutually selected Affiliated Monitors, Inc. to serve as the independent compliance auditor. The Company intends to monitor the impact of the Consent Order regularly and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

6. Segment Information

The Company is a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. The Company’s products are manufactured by third party providers and by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in its Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

As of September 30, 2016, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets by segment are not presented.

The operating information for the two reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Net Sales:
Primary Reporting Segment	$907.8	$878.0	$2,769.3	$2,744.8
China	214.2	224.9	674.1	625.8
Total Net Sales	$1,122.0	$1,102.9	$3,443.4	$3,370.6

Contribution Margin(1):
Primary Reporting Segment	$398.8	$390.5	$1,201.5	$1,209.3
China(2)	193.8	200.8	614.5	563.3
Total Contribution Margin	592.6	591.3	1,816.0	1,772.6
Selling, general and administrative expenses(2)	441.3	433.1	1,545.2	1,335.0
Other operating income	(0.2)	(3.4)	(29.1)	(3.4)
Interest expense, net	22.1	24.1	70.1	69.3
Other expense, net	—	—	—	2.3
Income before income taxes	129.4	137.5	229.8	369.4
Income taxes	41.7	43.9	69.2	114.8
Net income	$87.7	$93.6	$160.6	$254.6

(1)	Contribution margin consists of net sales less cost of sales and Royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $100.2 million and $105.9 million for the three months ended September 30, 2016 and 2015, respectively, and $318.4 million and $299.0 million for the nine months ended September 30, 2016 and 2015, respectively, are included in selling, general and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Net Sales:
United States	$236.0	$214.7	$737.7	$661.5
Mexico	112.8	113.4	341.8	366.2
China	214.2	224.9	674.1	625.8
Others	559.0	549.9	1,689.8	1,717.1
Total Net Sales	$1,122.0	$1,102.9	$3,443.4	$3,370.6

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2015 10-K. During the nine months ended September 30, 2016, the Company granted stock appreciation rights, or SARs, subject to service conditions and service and performance conditions, and stock units subject to service conditions.

For the three months ended September 30, 2016 and 2015, share-based compensation expense amounted to $9.8 million and $10.3 million, respectively. For the nine months ended September 30, 2016 and 2015, share-based compensation expense amounted to $30.3 million and $34.2 million, respectively. As of September 30, 2016, the total unrecognized compensation cost related to all non-vested stock awards was $59.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.5 years.

The following tables summarize the activity under all share-based compensation plans for the nine months ended September 30, 2016:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2015(2)(3)	12,076	$38.70	6.6 years	$216.4
Granted	1,387	$62.27
Exercised	(1,076)	$33.44
Forfeited	(256)	$49.97
Outstanding at September 30, 2016(2)(3)	12,131	$41.62	6.3 years	$265.3
Exercisable at September 30, 2016(4)	7,223	$39.00	4.7 years	$183.4

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 2.9 million and 2.5 million performance condition SARs as of September 30, 2016 and December 31, 2015, respectively.
(3)	Includes 0.1 million market condition SARs.
(4)	Includes 0.9 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended September 30, 2016 and 2015 was $32.06 and $24.11, respectively. The weighted-average grant date fair value of SARs granted during the nine months ended September 30, 2016 and 2015 was $29.49 and $12.88, respectively. The total intrinsic value of stock options and SARs exercised during the three months ended September 30, 2016 and 2015 was $17.9 million and $4.2 million, respectively. The total intrinsic value of stock options and SARs exercised during the nine months ended September 30, 2016 and 2015 was $32.0 million and $23.8 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2015	34	$51.08
Granted	27	$62.51
Vested	(34)	$51.25
Forfeited	—	$—
Outstanding and nonvested September 30, 2016	27	$62.51

The total vesting date fair value of stock units which vested during the three months ended September 30, 2016 and 2015 was $0.2 million and $0.3 million, respectively. The total vesting date fair value of stock units which vested during the nine months ended September 30, 2016 and 2015 was $2.0 million and $1.3 million, respectively.

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ equity (deficit) only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of both September 30, 2016 and December 31, 2015, the Company had $25.4 million of unrealized excess tax benefits.

8. Income Taxes

Income taxes were $41.7 million and $69.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $43.9 million and $114.8 million for the same periods in 2015. The effective income tax rate was 32.2% and 30.1% for the three and nine months ended September 30, 2016, respectively, as compared to 31.9% and 31.1% for the same periods in 2015. The increase in the effective tax rate for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the impact of changes in the geographic mix of the Company’s income, partially offset by an increase in net benefits from discrete events. The decrease in the effective tax rate for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in net benefits from discrete events.

As of September 30, 2016, the total amount of unrecognized tax benefits, including related interest and penalties was $63.8 million. If the total amount of unrecognized tax benefits was recognized, $46.8 million of unrecognized tax benefits, $9.0 million of interest and $2.3 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $10.2 million within the next twelve months. Of this possible decrease, $5.4 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $4.8 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes see Note 5, Contingencies.

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

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings.

As of September 30, 2016 and December 31, 2015, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $92.7 million and $112.8 million, respectively. At September 30, 2016, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of September 30, 2016, the Company recorded assets at fair value of $2.5 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, the Company recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three and nine months ended September 30, 2016 and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one and two months as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, the Company had aggregate notional amounts of approximately $299.1 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income during the three and nine months ended September 30, 2016 and 2015:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$0.8	$4.2	$3.1	$13.8

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three and nine months ended September 30, 2016 and 2015:

	Location of Gain	Amount of Gain (Loss) Recognized in Income
	(Loss)	For the Three Months Ended		For the Nine Months Ended
	Recognized in Income	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$—	$(0.1)	$0.1	$(0.4)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$0.6	$5.6	$(2.6)	$(0.3)

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three and nine months ended September 30, 2016 and 2015:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Loss into Income	For the Three Months Ended		For the Nine Months Ended
	(Effective Portion)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$3.2	$5.2	$12.9	$10.0
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$(0.2)	$0.1	$(0.8)	$0.1

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of September 30, 2016 and December 31, 2015.

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

As a result of the Forward Transactions, the Company’s total shareholders’ equity (deficit) within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ equity (deficit). Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For both the three and nine months ended September 30, 2016 and 2015, the Company recognized $1.6 million and $4.8 million, respectively, of non-cash interest expense within its condensed consolidated statements of income relating to amortization of these non-cash issuance costs.

During the three and nine months ended September 30, 2016 and 2015, the Company did not repurchase any of its common shares through open market purchases. As of September 30, 2016, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended September 30, 2016 and 2015:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Three Months Ended September 30,
	2016				2015
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(178.8)	$10.3	$—	$(168.5)	$(140.8)	$22.5	$(0.1)	$(118.4)
Other comprehensive income (loss) before reclassifications, net of tax	(2.6)	0.8	—	(1.8)	(37.0)	4.5	—	(32.5)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(3.0)	—	(3.0)	—	(5.4)	—	(5.4)
Total other comprehensive income (loss), net of reclassifications	(2.6)	(2.2)	—	(4.8)	(37.0)	(0.9)	—	(37.9)
Ending balance	$(181.4)	$8.1	$—	$(173.3)	$(177.8)	$21.6	$(0.1)	$(156.3)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended September 30, 2016 and 2015.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.8 million for foreign currency translation adjustment for the three months ended September 30, 2016.

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

 The following table summarizes changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2016 and 2015:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Nine Months Ended September 30,
	2016				2015
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Beginning Balance	$(183.0)	$17.4	$0.1	$(165.5)	$(96.4)	$18.0	$0.2	$(78.2)
Other comprehensive income (loss) before reclassifications, net of tax	1.6	3.4	—	5.0	(81.4)	13.6	(1.8)	(69.6)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(12.7)	(0.1)	(12.8)	—	(10.0)	1.5	(8.5)
Total other comprehensive income (loss), net of reclassifications	1.6	(9.3)	(0.1)	(7.8)	(81.4)	3.6	(0.3)	(78.1)
Ending balance	$(181.4)	$8.1	$—	$(173.3)	$(177.8)	$21.6	$(0.1)	$(156.3)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the nine months ended September 30, 2016 and 2015.

Other comprehensive income (loss) before reclassifications was net of tax expense of $7.3 million and tax benefits of $0.3 million for foreign currency translation adjustment and unrealized gain (loss) on derivatives, respectively, for the nine months ended September 30, 2016. Amounts reclassified from other comprehensive income (loss) to income were net of tax expense of $0.1 million for unrealized gain (loss) on available-for-sale investments for the nine months ended September 30, 2016.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Weighted average shares used in basic computations	83.1	82.6	83.0	82.5
Dilutive effect of exercise of equity grants outstanding	3.3	3.1	3.1	2.6
Weighted average shares used in diluted computations	86.4	85.7	86.1	85.1

There were an aggregate of 3.9 million and 4.8 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the three and nine months ended September 30, 2016, respectively, and an aggregate of 4.2 million and 5.5 million of equity grants that were outstanding during the three and nine months ended September 30, 2015, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three and nine months ended September 30, 2016 and 2015, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three and nine months ended September 30, 2016 and 2015. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at September 30, 2016 and December 31, 2015:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at September 30, 2016	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2015
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.5	$4.2
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$1.5	$2.6
		$4.0	$6.8
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$0.8	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$1.5	$6.2
		$2.3	$6.7

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2015 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at September 30, 2016 and December 31, 2015:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
September 30, 2016
Foreign exchange currency contracts	$4.0	$(2.2)	$1.8
Total	$4.0	$(2.2)	$1.8
December 31, 2015
Foreign exchange currency contracts	$6.8	$(4.5)	$2.3
Total	$6.8	$(4.5)	$2.3

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
September 30, 2016
Foreign exchange currency contracts	$2.3	$(2.2)	$0.1
Total	$2.3	$(2.2)	$0.1
December 31, 2015
Foreign exchange currency contracts	$6.7	$(4.5)	$2.2
Total	$6.7	$(4.5)	$2.2

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of September 30, 2016, and December 31, 2015, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended September 30, 2016 and 2015, the Company recorded approximately $3.1 million and $3.6 million, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recorded approximately $10.7 million and $15.0 million, respectively, of professional fees and other expenses related to this matter.

14. Subsequent Events

On October 30, 2016, an arbitration tribunal awarded the Company approximately $30 million in connection with the re-audit of the Company’s 2010 to 2012 financial statements after the resignation of KPMG as the Company’s independent registered public accounting firm. Either party may file a motion to vacate, modify or correct the award. This amount has not been recognized within the Company’s condensed consolidated financial statements as of September 30, 2016.

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

Overview

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. As of September 30, 2016, we sold our products in 94 countries to and through a network of 4.1 million independent members, or Members, which included approximately 0.3 million in China. In China, we sell our products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

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

On July 15, 2016, we reached a settlement with the U.S. Federal Trade Commission, or the FTC, and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of the Company. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which we will have 10 months from the Effective Date to implement. The Consent Order requires us to categorize all existing and future Members in the U.S. as either “preferred members” – those members who only purchase products at a discount, or “distributors” – those members who choose to resell the products or build a sales organization. Although not required until May 2017, in October 2016 we initiated the process of allowing existing Members in the U.S. to affirmatively elect to be classified as either preferred members or as independent distributors. We also agreed to compensate distributors based on documented U.S. retail sales, which may include sales to preferred members and purchases for a distributor’s personal consumption within allowable limits. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. We intend to monitor the impact of the Consent Order regularly and our Board of Directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted as we and they adjust to the changes. The terms of the settlement do not change our business model as a direct selling company and we were at the time of the settlement, and are now, in the process of implementing many of the new and enhanced procedures; however, the terms of the settlement and the costs to comply therewith could adversely affect our business operations, our results of operations and our financial condition. See Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for a discussion of risks related to the settlement with the FTC.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(Volume Points in millions)
North America	311.6	285.0	9.3%	978.1	888.3	10.1%
Mexico	234.5	207.2	13.2%	693.1	630.6	9.9%
South & Central America	161.1	188.7	(14.6)%	499.2	572.3	(12.8)%
EMEA	252.0	219.0	15.1%	789.6	675.7	16.9%
Asia Pacific (excluding China)	275.9	258.0	6.9%	803.2	795.1	1.0%
China	153.2	149.8	2.3%	488.1	427.4	14.2%
Worldwide	1,388.3	1,307.7	6.2%	4,251.3	3,989.4	6.6%

We believe the increase in worldwide Volume Points for the three and nine months ended September 30, 2016 of 6.2% and 6.6%, respectively, after a decline for the prior year periods, and a general trend of decreasing rates of increase in the preceding year periods, is attributable to our facilitation of sales leader success and customer satisfaction by providing quality products and emphasizing sustainable business; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training for Members on our products and methods; and continued promotion and branding of Herbalife products. The increases for North America, Mexico and Asia Pacific (excluding China) for the three and nine months ended September 30, 2016, after decreases in the prior year periods, primarily reflects our Members transitioning through a period of adjustment to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. We continue to see declines in the South & Central America region primarily as a result of regional specific challenges discussed in greater detail in Sales by Geographic Region. Certain of the revisions and their impact on our results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies discussed in greater detail in Item 1 — Business of the 2015 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention.

Average Active Sales Leaders by Geographic Region

Average Active Sales Leaders represents the monthly average number of sales leaders that place an order, including orders of non-sales leader Members in their downline sales organization, during a given period. We utilize this metric as an indication of the engagement level of sales leaders and the success of our strategies and execution.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
North America	81,035	77,066	5.2%	77,754	76,801	1.2%
Mexico	68,380	64,640	5.8%	65,648	64,860	1.2%
South & Central America	56,025	60,726	(7.7)%	55,795	60,522	(7.8)%
EMEA	84,125	74,741	12.6%	80,591	71,739	12.3%
Asia Pacific (excluding China)	76,315	77,130	(1.1)%	73,607	75,649	(2.7)%
China	31,719	25,696	23.4%	30,467	23,293	30.8%
Worldwide(1)	383,274	367,557	4.3%	369,969	360,460	2.6%

(1)

Worldwide average active sales leaders may not equal the sum of the average active sales leaders in each region due to the calculation being an average of sales leaders active in a period, not a summation, and the fact that some sales leaders are active in more than one region but are counted only once in the worldwide amount.

We believe the increase in Average Active Sales Leaders worldwide and within each region other than South & Central America and Asia Pacific generally reflects the same success factors discussed above for Volume Points. However, given the long term and qualitative nature of our strategies, the magnitude of the impact of each such strategy on sales leaders’ engagement cannot be quantified and may vary over time and by market.

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

For the latest twelve month re-qualification period ending January 2016, approximately 54.2% of our sales leaders, excluding China, Venezuela, and Argentina, re-qualified. For the twelve month re-qualification period ended January 2015, approximately 54.2% of our sales leaders, excluding China, Venezuela and Argentina, re-qualified. During the twelve-month period ended January 2014 and 2016, Venezuelan sales leaders, and during the twelve-month period ended January 2015, Argentinian sales leaders, were not required to re-qualify due to product supply limitations resulting from currency restrictions and other economic conditions. The impacted sales leaders were excluded from the retention rate calculations for the affected years to avoid an overstated positive impact on the rate of essentially having all those sales leaders re-qualified. Venezuelan and Argentinian sales leaders were also excluded from the January 2015 and January 2016 retention rate calculations, respectively, even though they were required to re-qualify in those years, to similarly avoid an overstated negative impact of including some sales leaders in the calculation that would have been demoted in the respective preceding years if required to re-qualify. If Venezuela and Argentina were included on a normalized basis, the 2016 and 2015 retention rates would have been 53.7% and 53.4%, respectively.

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

Total distributor allowances for the three months ended September 30, 2016 and 2015 were 40.5% and 39.7% of retail sales, respectively. Total distributor allowances for both the nine months ended September 30, 2016 and 2015 was 40.2% of retail sales. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

During the three months ended September 30, 2016 and 2015, total Royalty overrides were 28.6% and 27.6% of our net sales, respectively. During both the nine months ended September 30, 2016 and 2015, total Royalty overrides were 28.1% of our net sales. Royalty overrides are compensation to Members for the development, retention and improved productivity of their sales organizations and are paid to several levels of Members on each sale. Royalty overrides are compensation for services rendered to us and as such are recorded as an operating expense.

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

Summary Financial Results

Net sales for the three and nine months ended September 30, 2016 were $1,122.0 million and $3,443.4 million, respectively. Net sales increased $19.1 million, or 1.7%, and $72.8 million, or 2.2%, for the three and nine months ended September 30, 2016, as compared to the same periods in 2015. In local currency, net sales increased 5.2% and 8.7% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in net sales of 1.7% for the three months ended September 30, 2016 was primarily driven by an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 6.2%, partially offset by the effect of a strong U.S. dollar and the resulting fluctuation in foreign currency rates, which reduced net sales by approximately 3.4%. The increase in net sales of 2.2% for the nine months ended September 30, 2016 was primarily driven by an increase in sales volume, as measured by an increase in Volume Points and the impact of price increases, which increased net sales by approximately 6.6% and 2.4%, respectively. These increases were partially offset by the effect of a strong U.S. dollar and the resulting fluctuation in foreign currency rates, which reduced net sales by approximately 6.6%.

Net income for the three and nine months ended September 30, 2016 was $87.7 million, or $1.01 per diluted share, and $160.6 million, or $1.87 per diluted share, respectively. Net income decreased $5.9 million, or 6.3%, and $94.0 million, or 36.9%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease in net income for the nine months ended September 30, 2016 was primarily due to the $203.0 million regulatory settlements and $19.4 million in higher service fees to China service providers due to sales growth in China; partially offset by the net sales growth as discussed above; $25.7 million in higher government grant income in China; and $19.6 million in lower foreign exchange losses primarily related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below.

Net income for the three months ended September 30, 2016 included a $2.2 million post-tax favorable impact related to regulatory settlements; $0.2 million pre-tax favorable impact ($0.2 million post-tax) of government grant income in China; a $11.8 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements); a $3.8 million pre-tax unfavorable impact ($2.2 million post-tax) from expenses related to regulatory inquiries; a $3.1 million pre-tax unfavorable impact ($2.1 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $0.2 million pre-tax unfavorable impact ($0.2 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $5.3 million pre-tax unfavorable impact ($3.1 million post-tax) from expenses related to the implementation of the FTC Consent Order.

Net income for the nine months ended September 30, 2016 included a $203.0 million pre-tax unfavorable impact ($134.3 million post-tax) related to regulatory settlements; a $29.1 million pre-tax favorable impact ($20.7 million post-tax) of government grant income in China; a $35.4 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements); a $13.9 million pre-tax unfavorable impact ($8.6 million post-tax) from expenses related to regulatory inquiries; a $10.7 million pre-tax unfavorable impact ($7.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $3.5 million pre-tax unfavorable impact ($2.5 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $5.3 million pre-tax unfavorable impact ($3.1 million post-tax) from expenses related to the implementation of the FTC Consent Order.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2016 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended September 30, 2015 included a $3.4 million pre-tax favorable impact ($2.4 million post-tax) of government grant income in China; $0.5 million post-tax favorable impact related to Venezuela; a $1.3 million pre-tax unfavorable impact ($0.9 million post-tax) of interest expense resulting from a transaction related to Venezuela; a $0.8 million post-tax favorable impact of foreign exchange losses resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $3.6 million pre-tax unfavorable impact ($2.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $7.6 million pre-tax unfavorable impact ($4.7 million post-tax) from expenses related to regulatory inquiries; a $11.2 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Liquidity and Capital Resources — Convertible Senior Notes below for further discussion); a $0.7 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $3.1 million pre-tax favorable impact ($2.0 million post-tax) related to recovery of losses associated with defective manufacturing equipment.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operations:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	18.6	18.8	19.1	19.3
Gross profit	81.4	81.2	80.9	80.7
Royalty overrides(1)	28.6	27.6	28.1	28.1
Selling, general and administrative expenses(1)	39.3	39.2	44.9	39.6
Other operating income	—	(0.3)	(0.8)	(0.1)
Operating income	13.5	14.7	8.7	13.1
Interest expense, net	2.0	2.2	2.0	2.0
Other expense, net	—	—	—	0.1
Income before income taxes	11.5	12.5	6.7	11.0
Income taxes	3.7	4.0	2.0	3.4
Net income	7.8%	8.5%	4.7%	7.6%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $907.8 million and $2,769.3 million for the three and nine months ended September 30, 2016, respectively, representing an increase of $29.8 million, or 3.4%, and $24.5 million, or 0.9%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 6.3% and 7.6% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 for the Primary Reporting Segment. The 3.4% increase in net sales for the three months ended September 30, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 6.7%, partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 2.9%. The 0.9% increase in net sales for the nine months ended September 30, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, and price increases which increased net sales by approximately 5.6% and 3.0%, respectively, partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 6.7%.

China reported net sales of $214.2 million and $674.1 million for the three and nine months ended September 30, 2016, respectively, representing a decrease of $10.7 million, or 4.8%, and an increase of $48.3 million, or 7.7%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 0.9% and 13.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015 for China. The 4.8% decrease in China net sales for the three months ended September 30, 2016 was primarily due to the impact of foreign currency fluctuation, which reduced net sales by approximately 5.6%, partially offset by an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 2.3%. The 7.7% increase in China net sales for the nine months ended September 30, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 14.2%, partially offset by the impact of foreign currency fluctuation, which reduced net sales by approximately 5.7%.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $398.8 million, or 43.9% of net sales, and $1,201.5 million, or 43.4% of net sales, representing an increase of $8.3 million, or 2.1%, and a decrease of $7.8 million, or 0.6%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The 2.1% increase for the three months ended September 30, 2016 was primarily the result of the favorable impact of volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 7.9%, partially offset by the impact of fluctuations in the foreign currency rates which reduced contribution margin by approximately 6.7%. The 0.6% decrease for the nine months ended September 30, 2016 was primarily the result of fluctuations in the foreign currency rates which reduced contribution margin by approximately 11.6%, partially offset by the favorable impact of volume increase, as measured by an increase in Volume Points, and price increases which increased contribution margin by approximately 6.2% and 4.8%, respectively.

China reported contribution margin of $193.8 million and $614.5 million for the three and nine months ended September 30, 2016, respectively, representing a decrease of $7.0 million, or 3.5%, and an increase of $51.2 million, or 9.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease for the three months ended September 30, 2016 was primarily due to the impact of fluctuations in foreign currency rates which reduced contribution margin by approximately 5.6%, partially offset by the impact of volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 2.4%. The increase for the nine months ended September 30, 2016 was primarily the result of a volume increase, as measured by an increase in Volume Points, which increased contribution margin by approximately 14.2%, partially offset by the impact of fluctuations in foreign currency rates which reduced contribution margin by approximately 5.7%.

Sales by Geographic Region

The following chart reconciles retail sales to net sales by geographic region:

	Three Months Ended September 30,
	2016					2015
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$399.8	$(181.5)	$218.3	$22.7	$241.0	$363.5	$(164.7)	$198.8	$20.6	$219.4	9.8%
Mexico	193.9	(87.9)	106.0	6.8	112.8	193.6	(86.6)	107.0	6.4	113.4	(0.5)%
South & Central America	211.2	(98.5)	112.7	8.3	121.0	234.2	(106.8)	127.4	10.7	138.1	(12.4)%
EMEA	346.6	(157.6)	189.0	12.6	201.6	312.9	(141.7)	171.2	11.3	182.5	10.5%
Asia Pacific	392.0	(167.8)	224.2	7.2	231.4	360.4	(152.1)	208.3	16.3	224.6	3.0%
China	242.8	(29.8)	213.0	1.2	214.2	253.7	(30.0)	223.7	1.2	224.9	(4.8)%
Worldwide	$1,786.3	$(723.1)	$1,063.2	$58.8	$1,122.0	$1,718.3	$(681.9)	$1,036.4	$66.5	$1,102.9	1.7%

	Nine Months Ended September 30,
	2016					2015
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$1,246.8	$(564.1)	$682.7	$70.8	$753.5	$1,116.8	$(504.4)	$612.4	$63.7	$676.1	11.4%
Mexico	587.0	(265.8)	321.2	20.6	341.8	626.5	(281.4)	345.1	21.1	366.2	(6.7)%
South & Central America	637.3	(295.2)	342.1	25.8	367.9	722.2	(333.3)	388.9	44.4	433.3	(15.1)%
EMEA	1,060.5	(480.1)	580.4	38.6	619.0	966.0	(438.1)	527.9	34.8	562.7	10.0%
Asia Pacific	1,145.6	(489.3)	656.3	30.8	687.1	1,134.1	(476.4)	657.7	48.8	706.5	(2.7)%
China	767.3	(96.9)	670.4	3.7	674.1	706.7	(84.0)	622.7	3.1	625.8	7.7%
Worldwide	$5,444.5	$(2,191.4)	$3,253.1	$190.3	$3,443.4	$5,272.3	$(2,117.6)	$3,154.7	$215.9	$3,370.6	2.2%

(1)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

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

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of our business and causes of sales fluctuations during the three and nine months ended September 30, 2016 as compared to the same periods in 2015, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified.

We believe Volume Point increases for the three and nine months ended September 30, 2016 reflect, among other qualitative factors, many but not all of our markets having come through a transition period as Members adjust to certain revisions to our Marketing Plan designed to improve the training and retention of sales leaders.

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

North America

The North America region reported net sales of $241.0 million and $753.5 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $21.6 million, or 9.8%, and $77.4 million, or 11.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 9.8% and 11.5% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in net sales in the region for the three and nine months ended September 30, 2016, as compared to the same periods in 2015, was a result of net sales increase in the U.S. of $21.3 million, or 9.9%, and $76.2 million, or 11.5%, respectively. The 9.8% increase in net sales for the North America region for the three months ended September 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 9.3%. The 11.4% increase in net sales for the North America region for the nine months ended September 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 10.1%, as well as price increases which increased net sales by approximately 1.1%.

We believe North America’s Volume Point increases for the quarter and year-to-date, versus decreases for the prior year periods, reflect the positive results of Members having adjusted to the revisions in our Marketing Plan described above. The revisions are intended to enhance and reward a customer-centric business focus where we encourage Members to achieve product results and gain experience in the Herbalife business prior to attempting to qualify for sales leader. We are also seeing a positive impact from a program which encourages the establishment of a solid customer base and consistent low volume orders from new Members.

As discussed above, in July 2016 we reached a settlement with the FTC. As part of the settlement, we agreed to implement certain new procedures and enhance certain existing procedures in the United States, most of which we will have ten months from the Effective Date to implement. While we do not expect the settlement to have a long-term material adverse impact on our net sales in the North America region or on our Member base, we believe they may be negatively impacted as we and our Members implement and adjust to the changes.

Mexico

The Mexico region reported net sales of $112.8 million and $341.8 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $0.6 million, or 0.5%, and $24.4 million, or 6.7%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 13.6% and 9.7% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The 0.5% decrease in net sales for the three months ended September 30, 2016 was primarily the result of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 14.1%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 13.2%. The 6.7% decrease in net sales for the nine months ended September 30, 2016 was primarily the result of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 16.4%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 9.9%.

We believe Mexico’s Volume Point increases for the quarter and year-to-date, versus decreases for the prior year periods, reflect the positive results of Members having adjusted to the revisions in our Marketing Plan described above, which include rules that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). Also significantly, Mexico has instituted a program which encourages immediate focus on customers and consistent low volume orders from new Members. The Mexico market has also improved service to Members by expanding the number of locations at which Members can pay for and pick up orders.

South and Central America

The South and Central America region reported net sales of $121.0 million and $367.9 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $17.1 million, or 12.4%, and $65.4 million, or 15.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales decreased 8.7% and 0.9% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The 12.4% decrease in net sales for the three months ended September 30, 2016 was primarily the result of a decline in sales volume, as measured by a decrease in Volume Points, and fluctuations in foreign currency rates, which reduced net sales by approximately 14.6% and 3.7%, respectively. These reductions to net sales were partially offset by price increases which increased net sales by approximately 10.0%. The 15.1% decrease in net sales for the nine months ended September 30, 2016 was primarily the result of fluctuations in foreign currency rates, and a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 14.2% and 12.8%, respectively. These reductions to net sales were partially offset by price increases which increased net sales by approximately 12.1%.

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

In Brazil, the region’s largest market, net sales were $46.4 million and $142.1 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $12.8 million, or 21.6%, and $58.8 million, or 29.3% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales decreased 27.7% and 18.8% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $3.6 million and an unfavorable impact of $21.1 million on net sales for the three and nine months ended September 30, 2016, respectively. Brazil’s net sales decrease for the three and nine months ended September 30, 2016 was attributable to adverse economic and political conditions in the market and, for the nine month period, foreign currency fluctuations. We believe this challenging business environment has contributed to Members in Brazil transitioning more slowly through the Marketing Plan changes implemented as described above compared with other major markets. We have introduced programs in Brazil that have been successful in other regions to improve member activity and productivity. Changes in ICMS tax legislation, effective for 2016, reduced third quarter net sales by approximately $5 million and year-to-date net sales by approximately $10 million.

Net sales in Peru were $16.2 million and $48.2 million for the three and nine months ended September 30, 2016, respectively. Net sales did not change materially for the quarter and increased $0.7 million, or 1.5%, for the nine months ended September 30, 2016 as compared to the same periods in 2015. In local currency, net sales increased 3.9% and 9.2% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.6 million and $3.6 million on net sales for the three and nine months ended September 30, 2016, respectively. The market has seen success with strategies such as Nutrition Clubs and a program which encourages consistent low volume orders from new Members.

Net sales in Venezuela were $1.1 million and $9.5 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $2.5 million, or 68.7%, and $3.2 million, or 25.1%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. Significant Bolivar-to-dollar exchange rate deterioration and sales volume declines were somewhat offset by the impact of significant price increases in the market due to an inflationary environment. Venezuela net sales represent less than 1% of our consolidated net sales.

EMEA

The EMEA region reported net sales of $201.6 million and $619.0 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $19.1 million, or 10.5%, and $56.3 million, or 10.0%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 14.9% and 17.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The 10.5% increase in net sales for the three months ended September 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which increased net sales by approximately 15.1% and 1.8%, respectively. This increase in net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 4.4%. The 10.0% increase in net sales for the nine months ended September 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which increased net sales by approximately 16.9% and 2.3%, respectively. This increase in net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 7.4%.

The EMEA region has had several years of strong growth in sales volume. Though the region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $34.3 million and $106.7 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $3.9 million, or 12.6%, and $11.0 million, or 11.5%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 12.3% and 11.3% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $0.1 million on net sales for both the three and nine months ended September 30, 2016. Italy continues to benefit from an organized training approach, events such as city-by-city tours, and efforts to increase brand awareness.

Net sales in Spain were $25.1 million and $76.4 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $1.8 million, or 7.8%, and $12.1 million, or 18.7%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 7.5% and 18.6% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $0.1 million on net sales for both the three and nine months ended September 30, 2016. Spain has seen continued growth in the number of Member locations such as Nutrition Clubs, and utilized local marketing strategies to increase national brand awareness.

Net sales in Russia were $25.2 million and $76.2 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $2.9 million, or 13.2%, and $1.8 million, or 2.5%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 16.3% and 18.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.7 million and $11.9 million on net sales for the three and nine months ended September 30, 2016, respectively. Product prices in Russia were increased 5% in March 2016 and 14% in March 2015. Russia continues to emphasize the strategy of building a sustainable business through customer focus and daily consumption.

Net sales in the United Kingdom were $10.3 million and $36.2 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $3.7 million, or 26.5%, and $5.5 million, or 13.3%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales decreased 13.2% and 4.9% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $1.9 million and $3.5 million on net sales for the three and nine months ended September 30, 2016, respectively.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $231.4 million and $687.1 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $6.8 million, or 3.0%, and decreased $19.4 million, or 2.7%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 1.3% and 0.3% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The 3.0% increase in net sales for the three months ended September 30, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, the impact of fluctuations in foreign currency rates, and price increases which increased net sales by approximately 6.9%, 1.7%, and 0.4%, respectively. These factors were significantly offset by an unfavorable change in the region’s sales mix resulting from a greater percentage of our sales volume coming from markets with lower prices. The 2.7% decrease in net sales for the nine months ended September 30, 2016 was primarily the result of the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 3.0%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 1.0% and 1.3%, respectively, to net sales.

We believe the increases in Volume Points for the region for the quarter and year-to-date periods after declines in prior comparable periods were driven by country-specific factors including those discussed below.

Net sales in South Korea were $45.0 million and $142.6 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $20.1 million, or 30.9%, and $71.7 million, or 33.5%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales decreased 33.7% and 30.9% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $1.8 million and an unfavorable impact of $5.5 million on net sales for the three and nine months ended September 30, 2016, respectively. South Korea has been negatively impacted by a number of changes in the Marketing Plan, some of which are unique to South Korea. In addition to the shift in emphasis toward the longer-term sales leader qualification method described above, we also changed the product discount structure in South Korea and began charging a fee for the Member kit this year. Previously, the Member kit in South Korea was free. While we believe these changes will benefit the market in the long term, they have resulted in sales declines as sales leaders continue to adapt to these new methods of operation.

Net sales in India were $44.9 million and $121.4 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $3.8 million, or 9.2%, and $0.2 million, or 0.2%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 12.6% and 5.7% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $1.4 million and $6.7 million on net sales for the three and nine months ended September 30, 2016, respectively. In May, we launched a program that emphasizes consistent low-volume orders which we believe has contributed to higher sales leader activity and productivity compared with the same period last year.

Net sales in Taiwan were $28.7 million and $95.2 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $1.8 million, or 6.0%, and increased $1.5 million, or 1.6%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales decreased 6.8% and increased 4.9% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $0.2 million and an unfavorable impact of $3.1 million on net sales for the three and nine months ended September 30, 2016, respectively. Taiwan had a price increase of 2.75% in June 2016. We believe product volume purchased ahead of this price increase drove sales in the second quarter of 2016 and had an adverse impact on third quarter sales.

Net sales in Indonesia were $29.0 million and $83.5 million for the three and nine months ended September 30, 2016, respectively. Net sales increased $11.1 million, or 62.1%, and $20.6 million, or 32.8%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 53.1% and 33.3% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The fluctuation of foreign currency rates had a favorable impact of $1.6 million and an unfavorable impact of $0.3 million on net sales for the three and nine months ended September 30, 2016, respectively. Indonesia had price increases of 3% in September 2016 and 6% in October 2015. The Indonesia market has continued to make progress by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products.

China

Net sales in China were $214.2 million and $674.1 million for the three and nine months ended September 30, 2016, respectively. Net sales decreased $10.7 million, or 4.8%, and increased $48.3 million, or 7.7%, for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. In local currency, net sales increased 0.9% and 13.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The net sales decrease for the three months ended September 30, 2016 was primarily the result of the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.6%, partially offset by an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 2.3%. The net sales increase for the nine months ended September 30, 2016 were primarily the result of increases in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 14.2%, partially offset by the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.7%

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, including Nutrition Clubs, aided by a Preferred Customer program, a Healthy Active Lifestyle program and supported by ongoing investments in advertising, corporate social responsibility and brand awareness. We continue to enhance service provider support and product access in China through online and mobile platforms. We believe the lower rate of sales volume increase compared with recent periods is attributed to factors such as Members testing new business methods that did not prove to be as sustainable as traditional methods. Members are now re-focusing on their proven business methods.

Sales by Product Category

	Three Months Ended September 30,
	2016					2015
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,156.9	$(480.3)	$676.6	$38.1	$714.7	$1,128.3	$(461.3)	$667.0	$43.6	$710.6	0.6%
Targeted Nutrition	432.6	(179.6)	253.0	14.3	267.3	386.5	(157.9)	228.6	14.9	243.5	9.8%
Energy, Sports and Fitness	113.5	(47.1)	66.4	3.7	70.1	106.3	(43.6)	62.7	4.2	66.9	4.8%
Outer Nutrition	41.0	(17.1)	23.9	1.3	25.2	49.4	(20.1)	29.3	1.9	31.2	(19.2)%
Literature, Promotional and Other(1)	42.3	1.0	43.3	1.4	44.7	47.8	1.0	48.8	1.9	50.7	(11.8)%
Total	$1,786.3	$(723.1)	$1,063.2	$58.8	$1,122.0	$1,718.3	$(681.9)	$1,036.4	$66.5	$1,102.9	1.7%

	Nine Months Ended September 30,
	2016					2015
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$3,538.4	$(1,463.2)	$2,075.2	$123.7	$2,198.9	$3,456.2	$(1,431.1)	$2,025.1	$141.5	$2,166.6	1.5%
Targeted Nutrition	1,300.7	(537.8)	762.9	45.5	808.4	1,206.6	(499.6)	707.0	49.4	756.4	6.9%
Energy, Sports and Fitness	332.5	(137.5)	195.0	11.6	206.6	302.5	(125.3)	177.2	12.4	189.6	9.0%
Outer Nutrition	134.9	(55.8)	79.1	4.7	83.8	157.3	(65.1)	92.2	6.4	98.6	(15.0)%
Literature, Promotional and Other(1)	138.0	2.9	140.9	4.8	145.7	149.7	3.5	153.2	6.2	159.4	(8.6)%
Total	$5,444.5	$(2,191.4)	$3,253.1	$190.3	$3,443.4	$5,272.3	$(2,117.6)	$3,154.7	$215.9	$3,370.6	2.2%

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category
(2)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for the Weight Management, Targeted Nutrition, and Energy, Sports and Fitness product categories increased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015. Net sales for the Outer Nutrition and Literature, Promotional, and Other product categories decreased for the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $912.9 million and $2,784.9 million for the three and nine months ended September 30, 2016, respectively, as compared to $896.0 million and $2,719.0 million for the same periods in 2015. As a percentage of net sales, gross profit for the three months ended September 30, 2016 was 81.4% as compared to 81.2% for the same period in 2015, or a favorable net increase of 20 basis points and for the nine months ended September 30, 2016 was 80.9% as compared to 80.7% for the same period in 2015, or a favorable net increase of 20 basis points. The gross profit rate for the three months ended September 30, 2016 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 114 basis points, retail price increases of 29 basis points, and other cost changes of 25 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 143 basis points, higher inventory write-downs of 4 basis points, and country mix of 1 basis point. The 20 basis point net increase for the nine months ended September 30, 2016 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 83 basis points, retail price increases of 44 basis points, lower inventory write-downs of 26 basis points, country mix of 25 basis points, and other cost changes of 5 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 163 basis points. Generally, the gross profit as a percentage of net sales may vary from period to period due to the impact from foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $320.3 million and $968.9 million for the three and nine months ended September 30, 2016, respectively, as compared to $304.7 million and $946.4 million for the same periods in 2015. Royalty overrides as a percentage of net sales were 28.6% and 28.1% for the three and nine months ended September 30, 2016, respectively, as compared to 27.6% and 28.1% for the same periods in 2015. The changes in royalty overrides as a percentage of net sales were primarily due to the sales in our China business relative to that of our worldwide business. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $441.3 million and $1,545.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $433.1 million and $1,335.0 million for the same periods in 2015. Selling, general and administrative expenses as a percentage of net sales were 39.3% and 44.9% for the three and nine months ended September 30, 2016, respectively, as compared to 39.2% and 39.6% for the same periods in 2015.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2016 was primarily due to the $203.0 million regulatory settlements and $19.4 million in higher service fees to China independent service providers related to sales growth in China; partially offset by $19.6 million in lower net foreign exchange losses, which included $28.5 million lower net foreign exchange losses from the remeasurement of our Bolivar-denominated monetary assets and liabilities (See Liquidity and Capital Resources — Venezuela, for further discussion of currency exchange rate issues in Venezuela).

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended September 30, 2016 and 2015, we recorded approximately $3.2 million and $3.6 million, respectively, of expenses related to this matter, which includes approximately $2.7 million and $3.3 million, respectively, of legal, advisory and other professional service fees. For the nine months ended September 30, 2016 and 2015, we recorded approximately $10.7 million and $15.0 million, respectively, of expenses related to this matter, which includes approximately $8.5 million and $13.7 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Other Operating Income

See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of other operating income during the three and nine months ended September 30, 2016 and 2015.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Dollars in millions)
Interest expense	$24.0	$25.5	$74.6	$73.7
Interest income	(1.9)	(1.4)	(4.5)	(4.4)
Net interest expense	$22.1	$24.1	$70.1	$69.3

The decrease in net interest expense for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to transactions to convert our Bolivars to U.S. dollars for 2015 that were financing in nature and the payoff of our Term Loan in March 2016. These decreases were partially offset by an increase in interest expense from our revolving credit facility as a result of increased interest rates.

Other expense, net

There was no other expense, net for the nine months ended September 30, 2016 as compared to $2.3 million for the same period in 2015. Other expense, net as a percentage of net sales was 0.1% for the nine months ended September 30, 2015. The decrease in other expense, net, for the nine months ended September 30, 2016, as compared to the same period in 2015, was due to no other-than-temporary impairment losses recognized during the nine months ended September 30, 2016 as compared to the same period in 2015 in which losses were incurred in connection with our investments in Bolivar-denominated bonds.

Income Taxes

Income taxes were $41.7 million and $69.2 million for the three and nine months ended September 30, 2016, respectively, as compared to $43.9 million and $114.8 million for the same periods in 2015. The effective income tax rate was 32.2% and 30.1% for the three and nine months ended September 30, 2016, respectively, as compared to 31.9% and 31.1% for the same periods in 2015. The increase in the effective tax rate for the three months ended September 30, 2016, as compared to the same period in 2015, was primarily due to the impact of changes in the geographic mix of our income, partially offset by an increase in net benefits from discrete events. The decrease in the effective tax rate for the nine months ended September 30, 2016, as compared to the same period in 2015, was primarily due to an increase in net benefits from discrete events.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $788.3 million cash and cash equivalents and our senior secured credit facility in addition to cash flow from operations, can be used to support general corporate purposes, including, capital expenditures, share repurchases, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of September 30, 2016 and December 31, 2015.

For the nine months ended September 30, 2016, we generated $249.9 million of operating cash flow, as compared to $493.2 million for the same period in 2015. The decrease in our operating cash flow was the result of lower net income, lower non-cash items, and net unfavorable changes in operating assets and liabilities. The decrease in net income was primarily the result of the $203.0 million regulatory settlements, partially offset by higher contribution margin of $43.4 million driven by net sales growth; lower income taxes; and higher other operating income primarily related to government grants in China. The change in operating assets and liabilities was primarily the result of changes in inventories; and accrued expenses and accrued compensation primarily related to the higher employee bonus payments. The lower non-cash items were primarily the result of the decrease in foreign exchange losses related to Venezuela, and a decrease in deferred income taxes.

Capital expenditures, including accrued capital expenditures, for the nine months ended September 30, 2016 and 2015 were $111.5 million and $48.7 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, specifically the build-out of our Nanjing manufacturing facility which commenced operations in July 2016, management information systems including the upgrade of our Oracle enterprise wide systems which is expected to go live in the summer of 2017, initiatives to develop web-based Member tools, the expansion of our warehouse and sales centers, and the purchase of one of our office buildings in Torrance, California. We expect to incur total capital expenditures of approximately $145 million to $155 million for the full year of 2016.

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

Senior Secured Credit Facility

We currently have a senior secured credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders which consists of a revolving credit facility. The Credit Facility previously included a term loan, or the Term Loan, which matured and was repaid in full in March 2016. In May 2015, we amended our Credit Facility and our $700 million borrowing capacity on our revolving credit facility was reduced by approximately $235.9 million, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity on our revolving credit facility to $425.0 million as of September 30, 2016. Our revolving credit facility matures on March 9, 2017. During May 2015, pursuant to the amendment and upon execution, we made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also restricts our ability to pay dividends or repurchase our common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of September 30, 2016 and December 31, 2015, we were compliant with our debt covenants under the Credit Facility.

During the three months ended March 31, 2016, we repaid a total amount of $229.7 million to repay in full our Term Loan. We did not repay any amounts under the revolving credit facility during the three months ended June 30, 2016 and September 30, 2016. As of September 30, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. As of December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million, which consisted of $229.7 million outstanding on the Term Loan and $410.0 million outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of September 30, 2016 and December 31, 2015 under the Credit Facility. On September 30, 2016 and December 31, 2015, the weighted average interest rate for borrowings under the Credit Facility, including borrowings under the Term Loan as of December 31, 2015, was 4.13% and 2.78%, respectively.

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

Off-Balance Sheet Arrangements

At September 30, 2016 and December 31, 2015, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the nine months ended September 30, 2016 and 2015, we did not repurchase any of our common shares through open market purchases. As of September 30, 2016, the remaining authorized capacity under our $1.5 billion share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Working Capital and Operating Activities

As of September 30, 2016 and December 31, 2015, we had positive working capital of $296.1 million and $541.9 million, respectively, or a decrease of $245.8 million. This decrease was primarily due to the decrease in cash and cash equivalents and the increase in the current portion of long-term debt as $410.0 million of the Credit Facility relating to the revolving credit facility will be paid by March 9, 2017; partially offset by increases in inventories and prepaid expenses and other current assets, and the $229.7 million payment of the Credit Facility relating to the Term Loan.

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

During the three and nine months ended September 30, 2016, we recognized foreign exchange losses and other related charges of $0.1 million and $7.2 million, respectively, as compared to $1.5 million and $38.4 million for the same periods in 2015 within our condensed consolidated statements of income related to our Venezuelan operations. During both the nine months ended September 30, 2016 and 2015, Herbalife Venezuela’s net sales represented less than 1% of our consolidated net sales. As of September 30, 2016, Herbalife Venezuela’s cash and cash equivalents primarily consisted of Bolivar-denominated cash of approximately $1.4 million. See our consolidated financial statements and related notes in the 2015 10-K for further information on Herbalife Venezuela and Venezuela’s highly inflationary economy.

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of September 30, 2016.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of September 30, 2016, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

We generally recognize revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in China to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. Net sales include product sales and shipping and handling revenues. Product sales are recognized net of product returns, and discounts referred to as “distributor allowances.” We generally receive the net sales price in cash or through credit card payments at the point of sale. Related royalty overrides are recorded when revenue is recognized.

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% of product sales for both the three and nine months ended September 30, 2016 and 2015.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $33.3 million and $39.4 million to present them at their lower of cost and net realizable value, and lower of cost or market, in our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of September 30, 2016 and December 31, 2015, we had goodwill of approximately $94.5 million and $91.8 million, respectively. As of both September 30, 2016 and December 31, 2015, we had marketing related intangible assets of approximately $310.0 million. The increase in goodwill during the nine months ended September 30, 2016 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three and nine months ended September 30, 2016 and 2015.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of September 30, 2016 and December 31, 2015, the aggregate notional amounts of these contracts outstanding were approximately $92.7 million and $112.8 million, respectively. At September 30, 2016, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity (deficit), and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income in the period when the hedged item and underlying transaction affects earnings. As of September 30, 2016, we recorded assets at fair value of $2.5 million and liabilities at fair value of $0.8 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, we recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three and nine months ended September 30, 2016 and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one and two months as of September 30, 2016 and December 31, 2015, respectively.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At September 30, 2016
Buy Chinese yuan sell Euro	7.45	$19.6	$(0.2)
Buy Colombian peso sell U.S. dollar	2,931.18	0.9	—
Buy Euro sell Chilean peso	748.00	0.8	—
Buy Euro sell Chinese yuan	7.52	63.4	(0.2)
Buy Euro sell Indonesian rupiah	14,661.00	3.3	—
Buy Euro sell Mexican peso	20.87	45.6	2.6
Buy Euro sell Peruvian nuevo sol	3.79	3.4	—
Buy Euro sell Philippine peso	53.67	3.0	—
Buy Euro sell Russian ruble	72.97	3.4	(0.1)
Buy Euro sell U.S. dollar	1.12	43.2	0.1
Buy Euro sell South African rand	16.08	4.6	(0.1)
Buy British pound sell Euro	0.77	3.6	(0.4)
Buy Kazakhstani tenge sell U.S. dollar	343.50	0.9	—
Buy Mexican peso sell Euro	21.79	6.2	—
Buy Norwegian krone sell U.S. dollar	8.48	1.2	0.1
Buy Peruvian nuevo sol sell Euro	3.80	2.1	—
Buy Swedish krona sell U.S. dollar	8.55	1.4	—
Buy Taiwan dollar sell U.S. dollar	31.82	14.1	0.3
Buy U.S. dollar sell Brazilian real	3.96	1.1	(0.2)
Buy U.S. dollar sell Chinese yuan	6.69	2.0	—
Buy U.S. dollar sell Colombian peso	2,937.28	4.6	(0.1)
Buy U.S. dollar sell Euro	1.13	68.4	(0.1)
Buy U.S. dollar sell Japanese yen	102.38	0.6	—
Buy U.S. dollar sell South African rand	13.81	1.7	—
Total forward contracts		$299.1	$1.7

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At September 30, 2016 and December 31, 2015, the total amount of our foreign subsidiary cash was $407.6 million and $310.5 million, respectively, of which $10.0 million and $19.1 million, respectively, was invested in U.S. dollars. At September 30, 2016 and December 31, 2015, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $380.7 million and $579.3 million, respectively.

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

Interest Rate Risk

As of September 30, 2016, the aggregate annual maturity of the Credit Facility was expected to be $410.0 million for 2017. The fair value of the Credit Facility approximated its carrying value of $410.0 million as of September 30, 2016. The fair value of the Credit Facility approximated its carrying value of $639.5 million as of December 31, 2015. The Credit Facility bears a variable interest rate, and on September 30, 2016 and December 31, 2015, the weighted average interest rate of the Credit Facility, including borrowings under the Term Loan, was 4.13% and 2.78%, respectively. As of September 30, 2016 the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $950.8 million and the carrying value was $1,014.0 million. As of December 31, 2015, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $795.9 million and the carrying value was $982.5 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $4.1 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Adverse publicity relating to us, our products or our operations, including our network marketing program or the attractiveness or viability of the financial opportunities provided thereby, has had, and could again have, a negative effect on our ability to attract, motivate and retain Members, and it could also affect our share price. In the mid-1980s, our products and marketing program became the subject of regulatory scrutiny in the United States, resulting in large part from claims and representations made about our products by our Members, including impermissible therapeutic claims. The resulting adverse publicity caused a rapid, substantial loss of Members in the United States and a corresponding reduction in sales beginning in 1985. In addition, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and governmental inquiries, and significant stock price volatility. We expect that negative publicity will, from time to time, continue to negatively impact our business in particular markets and may adversely affect our share price.

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

As previously disclosed, on July 15, 2016, we reached a consensual resolution with the FTC regarding its multi-year investigation of our business resulting in the entry into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment in the U.S. District Court for the Central District of California, or the Consent Order. The Consent Order became effective on July 25, 2016 upon final approval by the Court. As part of the Consent Order, we agreed to make a payment of $200 million and to implement certain new procedures and enhance certain existing procedures in the United States. We also agreed to be subject to certain audits by an independent compliance auditor, or the ICA, for a period of seven years; requirements regarding compliance certification and record creation and maintenance; and a prohibition on misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and ICA will also have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, we and the FTC mutually selected Affiliated Monitors, Inc. to serve as the ICA. The terms of the Consent are described in greater detail in our Current Report on Form 8-K filed on July 15, 2016.

The Consent Order includes a number of restrictions and requirements and therefore creates compliance risks, and there is no guarantee that we will be able to fully comply with the Consent Order. While we do not believe the Consent Order changes our business model as a direct selling company, compliance with the Consent Order requires us to implement new and enhanced procedures regarding, among other things, no later than May 2017, tracking retail sales and internal consumption by distributors. We have already instituted certain controls and procedures and developed technology solutions that we believe address certain of the Consent Order requirements and are in the process of designing, implementing and updating others, including tools and software to be used by distributors to, among other things, document their sales and more efficiently track and manage their customer base. However, there can be no assurances that we will be successful in implementing all of the necessary controls and procedures and technology solutions in a timely manner, and some or all of these controls and procedures and technology solutions may not operate as expected. Any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order. Full compliance with the Consent Order will require the cooperation of Members and, while we are in the process of updating and will further update our training programs and policies to address the Consent Order and expect our Members to comply, we do not have the same level of influence or control over our Members as we could were they our own employees. Any failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. While we may believe we are fully compliant with the Consent Order and our Board of Directors has established the Implementation Oversight Committee, a committee which meets regularly with management to oversee our compliance with the terms of the Consent Order, there can be no assurances that the FTC or ICA will agree. In the event we are found to be in violation of the Consent Order, the FTC could, among other things, take corrective actions such as initiating further enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors.

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

Approximately 81% of our net sales for the year ended December 31, 2015 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

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

China has published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations have been issued. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebei, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui, Yunnan, Gansu, Ningxia, and Inner Mongolia. In the one province where the Company does not have a direct selling license, it has a Company-operated retail store that can directly serve customers and preferred customers. With online orderings throughout China, there has been a declining demand in Company-operated retail stores.

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

A substantial portion of our products are manufactured at third party contract manufacturers. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship .

For the portion of our product supply that is self-manufactured, we believe we have significantly lowered the product supply risk, as the risk factors of financial health, liquidity, capacity expansion, reliability and product quality are all within our control. However, increases to the volume of products that we self-manufacture in our Winston Salem and Lake Forest Facilities and in Nanjing and Suzhou for the support of China raise the concentration risk that a significant interruption of production at any of our facilities due to, for example, natural disasters including earthquakes, hurricanes and floods, technical issues or work stoppages could impede our ability to conduct business. While our business continuity programs contemplate and plan for such events, if we were to experience such an event resulting in the temporary, partial or complete shutdown of one of these manufacturing facilities, we could be required to transfer manufacturing to the surviving facility and/or third-party contract manufacturers if permissible. When permissible, converting or transferring manufacturing to a third-party contract manufacturer could be expensive, time-consuming, result in delays in our production or shipping, reduce our net sales, damage our relationship with Members and damage our reputation in the marketplace, any of which could harm our business, results of operations and financial condition.

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

On February 6, 2004, the FDA banned the sale and use of dietary supplements containing botanical sources of ephedrine alkaloids. A number of jurisdictions have imposed similar bans or restrictions. Until late 2002, we had sold Thermojetics® original green herbal tablets, Thermojetics® green herbal tablets and Thermojetics® gold herbal tablets, all of which contained ephedrine alkaloids. Accordingly, we run the risk of product liability claims related to the ingestion of ephedrine alkaloids contained in those products. We have been in the past, and may be in the future, named as a defendant in product liability lawsuits seeking to link the ingestion of certain of the aforementioned products to subsequent alleged medical problems suffered by plaintiffs. There can be no assurance that we will prevail if we are named as a defendant in the future to product liability lawsuits related to the ingestion of ephedrine alkaloids contained in those products.

Holders of our common shares may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (2016 Revision), or the Companies Law, and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, shareholders may have more difficulty in protecting their interests in the face of actions by our management or board of directors than would shareholders of a corporation incorporated in a jurisdiction in the United States due to the comparatively less developed nature of Cayman Islands law in this area.

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

Dated: November 1, 2016