Form 10-K
period 2016-12-31
HERBALIFE LTD.
filed 2017-02-23
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 93,084,675 common shares outstanding as of February 16, 2017. The aggregate market value of the Registrant’s common shares held by non-affiliates was approximately $1,802 million as of June 30, 2016, based upon the last reported sales price on the New York Stock Exchange on that date of $58.53.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2016, are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling;
•	our inability to obtain the necessary licenses to expand our direct selling business in China;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our international operations;
•	uncertainties relating to the United Kingdom’s vote to exit from the European Union;
•	restrictions imposed by covenants in our credit facility;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

The Company

“We,” “our,” “us,” “Company” and “Herbalife” refer to Herbalife Ltd., a Cayman Islands exempt limited liability company, and its subsidiaries. Herbalife Ltd. is a holding company, with substantially all of its assets consisting of the capital stock of its direct and indirectly-owned subsidiaries.

PART I

Item 1.	BUSINESS

GENERAL

We are a global nutrition company founded in 1980 that develops and sells weight management, healthy meals and snacks, sports and fitness, energy and targeted nutritional products as well as personal care products. As of December 31, 2016, we sold our products in 94 countries. We believe the enhanced consumer awareness and the demand for our products due to the global obesity epidemic coupled with the effectiveness of network marketing have been the primary reasons for our success throughout our 37-year operating history.

We believe that direct-selling is ideally suited to marketing our products because sales of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products are strengthened by ongoing personal contact and support, coaching and education between Members and their customers towards a healthy and active lifestyle.

PRODUCT OVERVIEW

For 37 years, our science-based products have helped Members and their customers from around the world lose weight, improve their health and experience life-changing results. As of December 31, 2016, for the product categories weight management, targeted nutrition, energy, sports & fitness, and outer nutrition, we marketed and sold approximately 140 products encompassing over 4,700 SKUs globally. Our products are often sold as part of a program, and therefore our portfolio is comprised of a series of related products designed to simplify weight management and nutrition for our Members and their customers. We categorize our products into five groups: weight management, targeted nutrition, energy, sports & fitness, outer nutrition, and literature, promotional and other. For 2016, 2015 and 2014, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales.

The following table summarizes our products by product category.

	Percent of Net Sales
Product Category	2016	2015	2014	Description	Representative Products
Weight Management
	63.8%	64.1%	64.1%	Meal replacement, protein shakes, drink mixes, weight loss enhancers and healthy snacks	Formula 1 Healthy Meal, Herbal Tea Concentrate, Protein Drink Mix, Personalized Protein Powder, Total Control®, Prolessa™ Duo and Protein Bars
Targeted Nutrition
	23.6%	22.7%	22.3%	Dietary and nutritional supplements containing quality herbs, vitamins, minerals and other natural ingredients	Aloe Concentrate, Niteworks®, Garden 7® phytonutrient supplement, Best Defense® for improved immune system, COQ10 Plus
Energy, Sports & Fitness
	6.1%	5.6%	5.3%	Products that support a healthy active lifestyle	Herbalife24 product line, Liftoff® energy drink, H3O™ hydration drink
Outer Nutrition
	2.4%	3.0%	3.6%	Facial skin care, body care, and hair care	Herbalife SKIN line, Skin Activator® anti-aging line, Herbal Aloe Bath and Body Careline, NouriFusion® multivitamin skin care line, Radiant C antioxidant skin care line
Literature, Promotional and Other
	4.1%	4.6%	4.7%	Start-up kits, sales tools, and educational materials	International Business Packs, BizWorks

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

We use the umbrella trademarks Herbalife® and the Tri-Leaf design worldwide, and protect several other trademarks and trade names related to our products and operations, such as Niteworks® and Liftoff®. Our trademark registrations are issued through the United States Patent and Trademark Office, or USPTO, and comparable agencies in the foreign countries. As of December 31, 2016, we had over 1,800 trademark registrations worldwide. We consider our trademarks and trade names to be an important factor in our business.

GEOGRAPHIC PRESENCE

As of December 31, 2016, we conducted business in 94 countries throughout the world. The top ten countries worldwide represented approximately 72.9%, 74.3%, and 73.1% of our net sales in 2016, 2015, and 2014, respectively. In the countries where we conduct business, we typically maintain a physical presence and provide sales, marketing, call center, logistics and distribution services. Globally our products can be accessed at over 1,600 locations. We distribute our products through our distribution and sales centers and certain retail partners.

Our operating segments are based on geographical operations in six regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East and Africa), Asia Pacific and China. The following table shows net sales by geographic region.

	Net Sales				Number of
	Year Ended December 31,			Percent of	Countries
Geographic Region	2016	2015	2014	Total Net Sales 2016	December 31 2016
	(In millions)
North America	$955.7	$879.5	$926.8	21.2%	5
Mexico	446.6	479.9	567.9	10.0%	1
South & Central America	488.7	569.7	826.4	10.9%	17
EMEA	815.6	755.1	843.1	18.2%	55
Asia Pacific	913.0	938.6	1,130.1	20.3%	15
China	868.8	846.2	664.3	19.4%	1
Worldwide	$4,488.4	$4,469.0	$4,958.6	100.0%	94

For financial data by segment see Note 10, Segment Information, to the Consolidated Financial Statements.

MANUFACTURING, WAREHOUSING AND DISTRIBUTION

Our objective is to provide the highest quality products to our Members and their customers. We seek to accomplish this goal through execution of our “seed to feed” strategy that includes significant investments in quality assurance, scientific personnel, product testing, and increasing the amount of self-manufacturing of our top products. Our seed to feed strategy is rooted in using quality ingredients from traceable sources coupled with the vertical manufacturing of our most popular products. For our botanical products, our seed to feed strategy also includes self-manufacturing some of our teas and herbal ingredients. Our procurement activities for many botanicals now stretch back to the farms and will include the complete self-processing of teas and botanicals into finished raw materials.

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

The next key component of our seed to feed strategy involves the high quality manufacturing of these ingredients into finished products, including vertical manufacturing. In addition to self-manufacturing, we purchase products from third-party manufacturers which account for a significant amount of our product purchases. During 2016, we purchased approximately 23% of our products from our top three third-party manufacturers. We work closely with our third-party manufacturers to ensure high quality products are produced and tested through a vigorous quality control process. Our current strategy is to continue expanding our self-manufacturing. We accelerated this initiative with the 2009 acquisition of Micelle Labs in Lake Forest, California and renovating the facility into a high-output, high-quality powder and liquid manufacturer. We call this facility the Herbalife Innovation and Manufacturing Facility (or “HIM”) Lake Forest. Also, we began production in May of 2014 at the HIM Winston-Salem facility. This is the Company’s largest manufacturing facility, at 800,000 square feet and produces powders, liquids and teas and has significant expansion opportunities. We have taken similar steps to support our China market, with our HIM Suzhou facility which began operation in 1999. In 2016 we completed renovations and equipment installations, and began operations in our HIM Nanjing, China facility.  This has more than doubled our available finished product manufacturing capacity for the China market, and includes significant space for future expansion. Together, these facilities produce approximately 60%-65% of our inner nutrition products sold worldwide. In our U.S. Company-owned facilities, which produce for the U.S. and most of our international markets, we operate and test to the U.S. Food and Drug Administration, or FDA’s strict dietary supplement current Good Manufacturing Practices (cGMPs), even though many of the products being manufactured are classified as food products that are generally subject to less stringent manufacturing standards. For those products not manufactured at HIM facilities, we combine four elements to ensure quality products: the same selectivity and assurance in ingredients as noted above; use of reputable, cGMP-compliant, quality-minded manufacturing partners; a significant supplier qualification and annual audit program; and significant product quality testing.

In addition to ensuring the highest quality ingredients and building the quality into the finished products, we test our incoming raw materials for compliance to potency, identity and adherence to strict specifications. We also analyze our finished products for label claim and microbiological purity thereby verifying product safety and shelf life in the market. For our self-manufactured products, we do substantially all of our testing in-house at our modern quality control laboratories in the U.S. and China. We have major quality control labs in Southern California, Winston-Salem, North Carolina, Suzhou, China and our Worldwide Quality Center of Excellence in Changsha, China which tests products made at non-HIM facilities, even though they are already tested at audited contract manufacturer labs or third party labs. All HIM quality control labs contain modern analytical equipment and are backed by the expertise in testing and methods development of our scientists. We employ over 500 professionals performing science or technical related functions, which includes product development, quality control, and scientific and regulatory affairs around the world.

The final part of our seed to feed strategy is delivering the high-quality product to our Members and their customers. As the shift in consumption patterns continues to reflect an increasing daily consumption focus, our strategy is to provide more product access points closer to our Members and their customers. We operate distribution points ranging from “hub” distribution centers, or DCs, in Los Angeles, Memphis, and Venray, Netherlands, to mid-size distribution centers in major countries, to small pickup locations spread throughout the world. In addition to these Company-run distribution points, Herbalife partners with retail locations to provide Member pickup points in areas which are not well serviced from Herbalife-run distribution points. In aggregate, our Company-run distribution points and partner retail locations represent over 1,600 locations around the world. As many of our products can be temperature sensitive, we monitor our DCs for temperature and humidity and occasionally will use shipping tags which monitor these parameters on certain shipment lanes and provide information to help make adjustments to shipping mode or packaging components to ensure the quality of the product being delivered to a Herbalife Distribution Center.

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

Member Base

We have Members who primarily join for a discount on products that they consume and other Members who also choose to resell our products or build a sales organization. As of December 31, 2016, we had approximately 4.0 million Members, which include approximately 0.3 million China sales representatives, sales officers, and independent service providers.

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

Members may sponsor other Members in an attempt to build a sales organization, whether or not they have attained any particular level in our Marketing Plan. Many Members have not sponsored another Member. These “single level” Members are generally considered discount buyers or small retailers. A small number of these single-level Members have attained the sales leader level.

Currently, approximately 636,000 of our Members have attained the level of “sales leader”, of which approximately 573,000 have attained the level of “supervisor” in the 93 countries where we use our worldwide Marketing Plan and 63,000 sales officers and independent service providers operating under our China Marketing Plan. Collectively, we refer to this group as “sales leaders.”

In China, while direct selling is permitted, multi-level marketing is not. As a result, our business model in China differs from that used in other countries. In China, where permitted by law, we sell our products through our Members who are independent contractors. However, Members in China are categorized differently than those in other countries. Chinese citizens who apply and become Members are referred to as “Sales Representatives.” Sales Representatives receive scaled rebates based on the volume of products they purchase. Sales Representatives who reach certain volume thresholds and meet certain performance criteria are eligible to apply to provide marketing, sales and support services. Once their application is accepted, they are referred to as “Service Providers.” Service Providers are independent business entities that are eligible to receive compensation from Herbalife for the marketing, sales and support services they provide so long as they satisfy certain conditions, including procuring the requisite business licenses and having a physical business location. Sales Representatives who are in the process of applying to become Service Providers hold the title of “Sales Officers.”

In the U.S., we are in the process of transitioning to a structural segmentation of our Member base into “preferred members” - which are simply consumers who only wish to purchase product for their own household use, or “distributors” - which are Members who also wish to resell some products or build a sales organization.

The segmentation of existing members in the U.S. began in October 2016 when we initiated the process of allowing existing Members to affirmatively elect to be classified as preferred members. Those existing Members in the U.S. not electing to be a preferred member will be classified as distributors. Additionally, beginning in January 2017, we initiated a process for all U.S. new members to elect to be either a preferred member or a distributor when they initially sign-up.

Also beginning May 2017, the Company will compensate distributors based on U.S. retail sales, which include purchases by preferred members, purchases by a distributor for their personal consumption within allowable limits and sales of product by a distributor to their customers.

Geographic Diversification

We have expanded our network marketing organization into 94 countries as of December 31, 2016. While sales within our local markets may fluctuate due to economic, market and regulatory conditions, competitive pressures, political and social instability or for Company-specific reasons, we believe that our geographic diversity mitigates our exposure to any one particular market.

Our Science and our Products

We are committed to providing our Members with high-quality, science-based products to help them increase consumption and retail our products. We believe this can be best accomplished in part by introducing new products and by upgrading, reformulating and repackaging existing product lines. Our internal team of scientists and product developers collaborate with both our Nutrition Advisory Board and key ingredient suppliers to formulate, review and evaluate new product ideas. Once a particular market opportunity has been identified, our scientists along with our marketing and sales teams work closely with Member leadership to successfully develop and launch the product.

We believe our focus on nutrition and botanical science and our efforts at combining our internal efforts with the scientific expertise of outside resources that include our ingredient suppliers, major universities, as well as our Nutrition Advisory Board have resulted in product differentiation that has given our Members and consumers increased confidence in our products. We continue to globalize our R&D efforts to better reflect the international nature of the Company by operating R&D centers in Sao Paulo, Brazil, Shanghai, China and Bangalore, India in addition to our main R&D center in Torrance, California.

The Company continues to increase its investments in the areas of science and other technical functions including: research and development associated with creating new product formulations, clinical studies of existing products or products in development, technical operations to improve current product formulations, quality assurance and quality control to establish the appropriate quality systems, controls and standards as well as rigorous ingredient and product testing to ensure compliance with regulatory requirements, as well as in the areas of regulatory and scientific affairs. Globally we spent approximately $72 million in 2016 on these activities, excluding any royalty fees associated with our products, which included approximately $3.0 million of research and development spending as defined by U.S. generally accepted accounting principles.

In 2010, we launched the Herbalife Nutrition Institute. The Institute is an informational resource dedicated to promoting excellence in the field of nutrition. The Institute’s website is our primary communication vehicle, and an educational resource for the general public, government agencies, the scientific community, and our Members, about good nutrition and basic health. Its mission is to encourage and support research and education on the relationship between good health, balanced nutrition and a healthy active lifestyle. In addition to providing research and education on the website and through sponsored conferences and symposia, the Institute has associations with major nutrition science organizations.

The Company’s Nutrition Advisory Board and Dieticians Advisory Board are comprised of leading experts around the world in the fields of nutrition and health who educate our Members on the principles of nutrition, physical activity, diet, and healthy lifestyle.

Members of our Nutrition Advisory Board, Dieticians Advisory Board, and the editorial board of the Herbalife Nutrition Institute are affiliated with Herbalife as individuals and not as representatives of their respective universities.

OUR STRATEGIES

Herbalife works closely with its Members to improve the sustainability of the business they have created to market our products to consumers. These relationships allow us to identify and test successful marketing efforts and programs developed by one or more Members and disseminate those techniques to other Members.

As an example of the effectiveness of managing our Member relationship, in or before 2004, Members in Mexico developed marketing techniques that improved both the affordability and effectiveness of our weight loss products through the creation of businesses that became known as “Nutrition Clubs”. Rather than buying several retail products, these businesses allow consumers to purchase and consume our products each day (a Member marketing technique we refer to as “daily consumption”), while continuing to benefit from the support and interaction with a Member as well as socializing with other customers. Other programs to drive daily consumption, whether for weight management or for improved physical fitness, include Member conducted weight loss contests, or Weight Loss Challenges, and Member led fitness programs, or Fit Camps. We refer to successful Member marketing techniques that we disseminate throughout our Member network, such as Nutrition Clubs, Weight Loss Challenges and Fit Camps as Distributor Methods of Operations, or DMOs.

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

Historically, qualifying for commissions and/or bonuses in our Marketing Plan required the purchase by the qualifying Member and their downline of products representing 4,000 Volume Points in a single month or 2,500 Volume Points in each of two consecutive months. In 2009, we enhanced our Marketing Plan to enable Members to qualify for commissions and/or bonuses by acquiring 5,000 Volume Points over the course of twelve months rather than one or two months, enabling our Members interested in trying direct selling to do so on a more gradual basis. During 2014, we simplified our qualification criteria. To attain sales leader status, a Member generally must be responsible for sales of products representing an accumulation of at least 4,000 Volume Points in any consecutive twelve month period. We believe this simplified and gradual approach is important to the success and retention of new sales leaders and benefit the business long term as it allows new Members to get product and customer experience, improved training and additional education about Herbalife products, daily consumption based DMOs and the business opportunity prior to becoming a sales leader.

As a leading direct seller, we also endeavor to foster our Members to fairly and honestly market both our products and the business opportunity as part of being an Herbalife Member.

Improve Members’ Skills through Training

We believe that personal and professional development are key to our Members’ success and therefore we and our sales leaders have meetings and events to support this important objective. We and our Member leadership conduct training sessions on local, regional and global levels attended by thousands of Members to provide updates on product education, sales and marketing training, and instruction on available tools. These events are opportunities to showcase and disseminate our Members’ evolving best marketing practices from around the world such as Nutrition Clubs, Weight Loss Challenges, Fit Camps and other business methods, and to introduce new or upgraded products. A variety of training and development tools are also available through online and mobile platforms.

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

We leverage an Oracle business suite platform to support our business operations, improve productivity and support our strategic initiatives. In addition, we also employ information technology systems to support Members and their increasing demand to be more connected to Herbalife, their business and their consumers. These systems include our Internet-based marketing and Member services platform with tools such as BizWorks, MyHerbalife, GoHerbalife, iChange, and Herbalife Mobile. We continue to invest in business intelligence tools to enable better analysis of our business and to identify opportunities for growth. We will continue to build on these platforms so that we can take advantage of the rapid development of technology around the globe.

OUR NETWORK MARKETING PROGRAM

General

Our products are sold or distributed through a global direct selling business model.  Many individuals become part of our direct selling network simply to buy products at a discount directly from us for their own consumption.  Others choose to also retail and distribute products that they purchase from us. Finally, some individuals choose to also build a direct sales force and earn compensation (which could include commissions, royalty overrides and production bonuses) based on the activity of their sales organizations, as well as an annual bonus that is based on several additional factors. In China, due to local regulations, we sell our products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary.

On July 18, 2002, we entered into an agreement with our Members that provides that we will continue to distribute Herbalife products exclusively to and through our Members and that, other than changes required by applicable law or necessary in our reasonable business judgment to account for specific local market or currency conditions to achieve a reasonable profit on operations, we will not make any material changes to certain aspects of our Marketing Plan that are adverse to our Members without the support of our Member leadership. Specifically, any such changes would require the approval of at least 51% of our Members then at the level of President’s Team earning at the production bonus level of 6% who vote, provided that at least 50% of those Members entitled to vote do in fact vote. We initiate these types of changes based on the assessment of what will be best for the Company and its Members and then submit such changes for the requisite vote. We believe that this agreement has strengthened our relationship with our existing Members, improved our ability to recruit new Members and generally increased the long-term stability of our business.

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

Members, with the exception of those in China and our preferred members, earn the right to receive royalty overrides upon attaining the level of sales leader and above, and production bonuses upon attaining the level of Global Expansion Team and above. Once a Member becomes a sales leader, he or she has the opportunity to qualify by earning specified amounts of royalty overrides for the Global Expansion Team, the Millionaire Team or the President’s Team, and thereby receives production bonuses of up to 7%. We believe that the opportunity for Members to earn royalty overrides and production bonuses contributes significantly to our ability to retain our most active and productive Members.

Our business model in China includes unique features as compared to our traditional business model in order to ensure compliance with Chinese government regulations. These include Company operated retail stores and certification procedures for sales personnel when necessary. These and other features of our business model in China have resulted in, and will continue to result in, substantial ongoing costs.

PRODUCT RETURN AND BUYBACK POLICIES

In substantially all markets, our products include a customer satisfaction guarantee. Under this guarantee, any customer or preferred member who is not satisfied with a Herbalife product for any reason may return it or any unused portion of it within 30 days from the time of receipt to the Member from whom it was purchased for a full refund or credit toward the exchange of another Herbalife product. If they return the products to us on a timely basis, the Member may obtain replacement product from us for such returned products. In addition, in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. The buyback program has certain terms and conditions that may vary by market, but generally permits the return of unopened and marketable condition products or sales materials purchased within the prior twelve month period, in exchange for a refund of the net price paid for the product, including the original cost of shipment to the Member. We pay the cost to return the product to us. Together, product returns and buybacks were approximately 0.1%, 0.1%, and 0.2% of product sales for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The federal Food Safety Modernization Act is also applicable to some of Herbalife’s business and will require the development of a food safety plan and the implementation of preventative measures to protect against food contamination. Dietary supplements manufactured in accordance with cGMPs and foods manufactured in accordance with the low acid food regulations are exempt.

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

On July 15, 2016, we reached a settlement with the FTC and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of us. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which we will have 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires us to categorize all existing and future Members in the U.S. as either “preferred members” - who are simply consumers who only wish to purchase product for their own household use, or “distributors” - who are Members who wish to resell some products or build a sales organization.  We also agreed to compensate distributors on U.S. retail sales within their downline organizations, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers.  The Consent Order also requires distributors to meet certain conditions before opening Nutrition Clubs and/or entering into leases for their Herbalife business in the United States. The Consent Order also prohibits us from making expressly or by implication, any representation regarding the amount or level of income, including full-time or part-time income that a participant can reasonably expect to earn in our network marketing program, unless the representation is non-misleading and we possess competent and reliable evidence sufficient to substantiate that the representation is true.

The Consent Order also prohibits us and other persons who act in active concert with us from representing that participation in the network marketing program will result in a lavish lifestyle and from using images or descriptions to represent or imply that participation in the program is likely to result in a lavish lifestyle. In addition, the Consent Order prohibits specified misrepresentations in connection with marketing the program, including misrepresentations regarding any fact material to participation such as the cost to participate or the amount of income likely to be earned.  The order also requires us to clearly and conspicuously disclose all information material to participation in the marketing program, including our refund and buyback policy.

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

Additionally, the FTC has promulgated nonbinding Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, that explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. Herbalife has adapted its practices and rules regarding the practices of its Members to comply with the revised Guides and to comply with the Consent Order.

The terms of the settlement do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. We were at the time of the settlement, and are now, in the process of implementing many of the new and enhanced procedures; however, the terms of the settlement and the costs to comply therewith could adversely affect our business operations, our results of operations and our financial condition. See Part I, Item 1A – Risk Factors of this Annual Report on Form 10-K for a discussion of risks related to the settlement with the FTC.

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

We also are subject to regulations in various foreign markets pertaining to social security assessments, employment and severance pay requirements, import/export regulations and antitrust issues. As an example, in some markets, we are substantially restricted in the amount and types of rules and termination criteria that we can impose on Members without having to pay social security assessments on behalf of the Members and without incurring severance obligations to terminated Members. In some countries, we may be subject to these obligations in any event.

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

Employees

As of December 31, 2016, we had approximately 8,300 employees, of which approximately 2,400 were located in the United States. These numbers do not include our Members, who are independent contractors. In certain countries, which include China and Mexico, we have employees who are subject to labor union agreements and there have been no significant business interruptions as a result of any labor disputes.

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

We distribute our products exclusively to and through independent Members, and we depend upon them directly for substantially all of our sales. Our Members, including our sales leaders, may voluntarily terminate their Member agreements with us at any time. To increase our revenue, we must increase the number of, or the productivity of, our Members. Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of Members. The loss of a significant number of Members for any reason could negatively impact sales of our products and could impair our ability to attract new Members. In our efforts to attract and retain Members, we compete with other network marketing organizations, including those in the weight management, dietary and nutritional supplement and personal care and cosmetic product industries. Our operating results could be harmed if our existing and new business opportunities and products do not generate sufficient interest to retain existing Members and attract new Members.

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

In addition, because the industry in which we operate is not particularly capital intensive or otherwise subject to high barriers to entry, it is relatively easy for new competitors to emerge who will compete with us for our Members and customers. In addition, the fact that our Members may easily enter and exit our network marketing program contributes to the level of competition that we face. For example, a Member can enter or exit our network marketing system with relative ease at any time without facing a significant investment or loss of capital because (1) we have a low upfront financial cost to become a Herbalife Member, (2) we do not require any specific amount of time to work as a Member, (3) we do not charge Members for any training that we might require, (4) we do not prohibit a new Member from working with another company, and (5) in substantially all jurisdictions, we maintain a buyback program pursuant to which we will repurchase products sold to a Member who has decided to leave the business. Our ability to remain competitive therefore depends, in significant part, on our success in recruiting and retaining Members through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of Members will be successful and if they are not, our financial condition and operating results would be harmed.

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

The Consent Order prohibits us or allowing our Members to make any representation regarding the amount or level of income, including full-time or part-time income, that a participant can reasonably expect to earn in our network marketing program, unless the representation is non-misleading and we possesses competent and reliable evidence sufficient to substantiate that the representation is true.  The Consent Order also prohibits us and other persons who act in active concert with us from representing that participation in the network marketing program will result in a lavish lifestyle and from using images or descriptions to represent or imply that participation in the program is likely to result in a lavish lifestyle. In addition, the Consent Order prohibits specified misrepresentations in connection with marketing the program, including misrepresentations regarding any fact material to participation such as the cost to participate or the amount of income likely to be earned.  The order also requires us to clearly and conspicuously disclose all information material to participation in the marketing program, including our refund and buyback policy.

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

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various federal and state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found by federal, state or foreign regulators not to be in compliance with applicable law or regulations. As previously disclosed, we entered into the Consent Order with the FTC to settle the FTC’s multi-year investigation into our business for compliance with these regulations. Another example is the 1986 permanent injunction entered in California in proceedings initiated by the California Attorney General. There can be no assurances other federal, state attorneys general or foreign regulators will not take similar action.

Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. While we believe we are in compliance with these regulations, including those enforced by the FTC and the permanent injunction in California, and are compliant with those provisions of the Consent Order that are currently applicable and expect to fully comply with all other aspects of the Consent Order as and when they go into effect, there is no assurance any federal, state or foreign courts or agencies or the independent compliance auditor under the Consent Order would agree, including a federal court or the FTC in respect of the Consent Order or a court or the California Attorney General in respect to the permanent injunction.

The ambiguity surrounding these laws can also affect the public perception of the Company. Specifically, in late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that his fund had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. The failure of our network marketing program to comply with current or newly adopted regulations, the Consent Order or California injunction or any allegations or charges to that effect brought by federal, state, or foreign regulators could negatively impact our business in a particular market or in general and may adversely affect our share price.

We are also subject to the risk of private party challenges to the legality of our network marketing program, whether as a result of the Consent Order or otherwise. Some network marketing programs of other companies have been successfully challenged in the past, while other challenges to network marketing programs of other companies have been defeated. Adverse judicial determinations with respect to our network marketing program, or in proceedings not involving us directly but which challenge the legality of network marketing systems, in any other market in which we operate, could negatively impact our business.

We are subject to the Consent Order with the FTC, the effects of which, or any failure to comply therewith, could harm our financial condition and operating results.

As previously disclosed, on July 15, 2016, we reached a consensual resolution with the FTC regarding its multi-year investigation of our business resulting in the entry into a Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment in the U.S. District Court for the Central District of California. The Consent Order became effective on July 25, 2016 upon final approval by the Court. As part of the Consent Order, we agreed to make a payment of $200 million and to implement certain new procedures and enhance certain existing procedures in the United States. We also agreed to be subject to certain audits by an independent compliance auditor, or the ICA, for a period of seven years; requirements regarding compliance certification and record creation and maintenance; and a prohibition on misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and ICA will also have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, we and the FTC mutually selected Affiliated Monitors, Inc. to serve as the ICA. The terms of the Consent are described in greater detail in our Current Report on Form 8-K filed on July 15, 2016.

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

Approximately 80% of our net sales for the year ended December 31, 2016 were generated outside the United States, exposing our business to risks associated with foreign operations. For example, a foreign government may impose trade or foreign exchange restrictions or increased tariffs, or otherwise limit or restrict our ability to import products into a country, any of which could negatively impact our operations. We are also exposed to risks associated with foreign currency fluctuations. For instance, purchases from suppliers are generally made in U.S. dollars while sales to Members are generally made in local currencies. Accordingly, strengthening of the U.S. dollar versus a foreign currency could have a negative impact on us. Although we engage in transactions to protect against risks associated with foreign currency fluctuations, we cannot be certain any hedging activity will effectively reduce our exchange rate exposure. Additionally, we may be negatively impacted by conflicts with or disruptions caused or faced by our third party importers, as well as conflicts between such importers and local governments or regulating agencies. Our operations in some markets also may be adversely affected by political, economic and social instability in foreign countries. Our operations, both domestically and internationally, could also be affected by laws and regulations related to immigration. For example, current and future tightening of U.S. immigration controls may adversely affect the residence status of non-U.S. employees in our U.S. locations or our ability to hire new non-U.S. employees in such locations and may adversely affect the ability of non-U.S. Members from entering the U.S. As we continue to focus on expanding our existing international operations, these and other risks associated with international operations may increase, which could harm our financial condition and operating results.

Another risk associated with our international operations is the possibility that a foreign government may impose foreign currency remittance restrictions. Due to the possibility of government restrictions on transfers of cash out of the country and control of exchange rates, we may not be able to immediately repatriate cash at the official exchange rate. If this should occur, or if the official exchange rate devalues, it may have a material adverse effect on our business, assets, financial condition, liquidity, results of operations or cash flows.  For example, currency restrictions enacted by the Venezuelan government continue to be restrictive and have impacted the ability of our subsidiary in Venezuela, or Herbalife Venezuela, to obtain U.S. dollars in exchange for Venezuelan Bolivars at the official foreign exchange rate. These currency restrictions and current pricing restrictions continue to limit Herbalife Venezuela’s ability to import U.S. dollar denominated raw materials and finished goods which in addition to the Venezuelan Bolivar devaluations has significantly negatively impacted our Venezuelan operations. If we are unsuccessful in implementing any financially and economically viable strategies, including local manufacturing, we may be required to fundamentally change our business model or suspend or cease operations in Venezuela. Also, if the foreign currency and pricing or other restrictions in Venezuela intensify or do not improve and, as a result, impact our ability to control our Venezuelan operations, we may be required to deconsolidate Herbalife Venezuela for U.S. GAAP purposes and would be subject to the risk of further impairments.

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

China has published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations have been issued. These regulations require us to use a business model different from that which we offer in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China. In China, we have sales representatives who are permitted by the terms of our direct selling licenses to sell away from fixed retail locations in the provinces of Jiangsu, Guangdong, Shandong, Zhejiang, Guizhou, Beijing, Fujian, Sichuan, Hubei, Shanxi, Shanghai, Jiangxi, Liaoning, Jilin, Henan, Chongqing, Hebei, Shaanxi, Tianjin, Heilongjiang, Hunan, Guangxi, Hainan, Anhui, Yunnan, Gansu, Ningxia, and Inner Mongolia. In Xinjiang province where the Company does not have a direct selling license, it has a Company-operated retail store that can directly serve customers and preferred customers. With online orderings throughout China, there has been a declining demand in Company-operated retail stores.

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

A significant portion of our products are manufactured at third party contract manufacturers. We cannot assure you that our outside contract manufacturers will continue to reliably supply products to us at the levels of quality, or the quantities, we require, and in compliance with applicable laws, including under the FDA’s cGMP regulations. Additionally, while we are not presently aware of any current liquidity issues with our suppliers, we cannot assure you that they will not experience financial hardship.

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

For 2016, 2015 and 2014, our Formula 1 Healthy Meal, our best-selling product line, approximated 30% of our net sales. If consumer demand for this product decreases significantly or we cease offering this product without a suitable replacement, then our financial condition and operating results would be harmed.

If we lose the services of members of our senior management team, then our financial condition and operating results could be harmed.

We have depended, and will continue to depend, on the continued services of our senior management team as it works closely with the senior Member leadership to create an environment of inspiration, motivation and entrepreneurial business success. In November 2016, we announced that, effective June 1, 2017, Richard P. Goudis, our current Chief Operating Officer, will become the Chief Executive Officer of the Company and Michael O. Johnson, our current Chairman and Chief Executive Officer, will serve as Executive Chairman of the Company, consistent with a succession strategy plan previously approved by our board of directors. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance. While we strive to mitigate the negative impact associated with changes to our senior management team, there may be uncertainty among investors, employees, Members and others concerning our future direction and performance.  Any disruption in our operations or uncertainty could have a material adverse effect on our business, financial condition or results of operations.

Additionally, although we have entered into employment agreements with certain members of our senior management team, and do not believe that any of them are planning to leave or retire in the near term, we cannot assure you that our senior managers will remain with us. The loss or departure of any member of our senior management team could adversely impact our Member relations and operating results. If any of these executives do not remain with us, our business could suffer. Also, the loss of key personnel, including our regional and country managers, could negatively impact our ability to implement our business strategy, and our continued success will also be dependent on our ability to retain existing, and attract additional, qualified personnel to meet our needs. We currently do not maintain “key person” life insurance with respect to our senior management team.

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

The United Kingdom’s vote to exit from the European Union could adversely impact us.

On June 23, 2016, in a referendum vote commonly referred to as “Brexit,” a majority of British voters voted to exit the European Union. Following the referendum, it is expected that the British government will initiate negotiations with the European Union to determine the terms of the U.K.’s exit. A withdrawal could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union or other markets either during a transitional period or more permanently. It is unclear what long-term economic, financial, trade and legal implications the withdrawal of the U.K. from the European Union would have and how such withdrawal would affect our business globally and in the region. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these events, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results.

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

Our Members are subject to taxation, and in some instances, legislation or governmental agencies impose an obligation on us to collect taxes, such as value added taxes and social contributions, and to maintain appropriate records. In addition, we are subject to the risk in some jurisdictions of being responsible for social security, withholding or other taxes with respect to payments to our Members. In addition, in the event that local laws and regulations or the interpretation of local laws and regulations change to require us to treat our Members as employees, or that our Members are deemed by local regulatory authorities in one or more of the jurisdictions in which we operate to be our employees rather than independent contractors under existing laws and interpretations, we may be held responsible for social contributions, withholding and related taxes in those jurisdictions, plus any related assessments and penalties, which could harm our financial condition and operating results. See Note 7, Contingencies, to the Consolidated Financial Statements included in Item 15 of this Annual Report on Form 10-K for a more specific discussion of contingencies related to the activities of our Members.

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

As of December 31, 2016, we leased the majority of our physical properties. We currently lease approximately 128,000 square feet in downtown Los Angeles, California, including our corporate executive offices located in the LA Live complex, with terms expiring in 2018 and 2019. We also lease approximately 190,000 square feet, with the lease term expiring in 2021, and own approximately 110,000 square feet of general office space in Torrance, California, for our North America and South America regional headquarters, including some of our corporate support functions. Additionally, we lease distribution center facilities in Los Angeles, California and Memphis, Tennessee of approximately 255,000 square feet and 259,000 square feet, respectively. The Los Angeles and Memphis lease agreements have terms through July 2021 and January 2023, respectively. In Lake Forest, California, we also lease warehouse, manufacturing plant and office space of approximately 123,000 square feet under leases expiring in 2019 and 2020. In Venray, Netherlands, we lease our European centralized warehouse of approximately 257,000 square feet under an arrangement expiring in June 2020 for which we have a renewal option. In Guadalajara, Mexico, we lease approximately 140,000 square feet of office space with the term of the lease expiring in January 2018. In Changsha, Hunan, China we are leasing our botanical extraction facility of approximately 178,000 square feet with the term expected to expire in December 2022. In Suzhou, China we are leasing our manufacturing facilities and warehouse facilities of approximately 81,000 square feet and 60,000 square feet, respectively, under leases expiring in September 2017 and October 2019, respectively. In Nanjing, China, we are leasing an additional manufacturing facility of approximately 372,000 square feet under a lease expiring in June 2025.

We own a manufacturing facility in Winston-Salem, North Carolina. The manufacturing facility contains approximately 800,000 square feet of manufacturing and office space. See Item 1 — Business for further discussion of the manufacturing facility purchased in Winston-Salem, North Carolina.

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

Quarter Ended	High	Low
March 31, 2016	$63.59	$42.26
June 30, 2016	$66.26	$54.00
September 30, 2016	$72.22	$57.05
December 31, 2016	$64.38	$47.62

Quarter Ended	High	Low
March 31, 2015	$48.55	$27.60
June 30, 2015	$55.86	$39.51
September 30, 2015	$61.95	$47.17
December 31, 2015	$59.50	$51.77

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

The closing price of our common shares on February 16, 2017, was $61.06. The approximate number of holders of record of our common shares as of February 16, 2017 was 618. This number of holders of record does not represent the actual number of beneficial owners of our common shares because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Performance Graph

Set forth below is information comparing the cumulative total shareholder return and share price appreciation plus dividends on our common shares with the cumulative total return of the S&P 500 Index and a market weighted index of publicly traded peers over the five year period ended December 31, 2016. The graph assumes that $100 is invested in each of our common shares, the S&P 500 Index and the index of publicly traded peers on December 31, 2011 and that all dividends were reinvested. The publicly traded companies in the peer group are Avon Products, Inc., Nature’s Sunshine Products, Inc., Tupperware Corporation, Nu Skin Enterprises Inc., USANA Health Sciences Inc., Weight Watchers International, Inc. and Mannatech, Inc.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Herbalife Ltd.	$100.00	$65.28	$159.69	$76.84	$109.29	$98.12
S&P 500 Index	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
Peer Index	$100.00	$93.02	$146.31	$82.01	$65.05	$67.50

Information with Respect to Dividends

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. There were no dividends paid and declared during fiscal year 2016 and 2015. The aggregate amount of dividends paid and declared during fiscal year 2014 was approximately $30.4 million.

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

Information with Respect to Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth as of December 31, 2016, information with respect to (a) number of securities to be issued upon exercise of outstanding options, warrants and rights, (b) the weighted-average exercise price of outstanding options, warrants and rights and (c) the number of securities remaining available for future issuance under equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (3)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities in Column (a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,263,284	$41.52	7,214,591
Equity compensation plans not approved by security holders	—	—	—
Total	3,263,284	$41.52	7,214,591

(1)

Consists of four plans: The Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, and the Amended and Restated Non-Management Directors Compensation Plan. In February 2008, a shareholder approved Employee Stock Purchase Plan was implemented. The terms of these plans are summarized in Note 9, Share-Based Compensation, to the Consolidated Financial Statements.

(2)	Includes 1.7 million common shares available for future issuance under the shareholder approved Employee Stock Purchase Plan which was implemented in February 2008.
(3)	Number of securities to be issued upon exercise of stock appreciation rights was calculated using the market price at December 31, 2016.

Information with Respect to Purchases of Equity Securities by the Issuer

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, we announced that our board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. As of December 31, 2016, the Credit Facility permits us to repurchase our common shares up to a specified cap and as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on share repurchase restrictions and Note 15, Subsequent Events, to the Consolidated Financial Statements for further information on our new senior secured credit facility and our new share repurchase program.

We did not repurchase any common shares in the open market during the year ended December 31, 2016. As of December 31, 2016, the remaining authorized capacity under our share repurchase program was approximately $232.9 million.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our historical financial data. We have derived the selected historical consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 from our consolidated financial statements and the related notes. Not all periods shown below are discussed in this Annual Report on Form 10-K. The selected consolidated historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with the discussion under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the historical consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions except per share data)
Income Statement Data:
Net sales	$4,488.4	$4,469.0	$4,958.6	$4,825.3	$4,072.3
Cost of sales	854.6	856.0	982.9	963.4	812.6
Gross profit	3,633.8	3,613.0	3,975.7	3,861.9	3,259.7
Royalty overrides	1,272.6	1,251.4	1,471.1	1,497.5	1,338.6
Selling, general and administrative expenses	1,966.9	1,784.5	1,991.1	1,629.1	1,259.7
Other operating income	(63.8)	(6.5)	—	—	—
Operating income	458.1	583.6	513.5	735.3	661.4
Interest expense, net	93.4	94.9	79.2	18.6	10.5
Other expense, net	—	2.3	13.0	—	—
Income before income taxes	364.7	486.4	421.3	716.7	650.9
Income taxes	104.7	147.3	112.6	189.2	186.9
Net income	$260.0	$339.1	$308.7	$527.5	$464.0
Earnings per share
Basic	$3.13	$4.11	$3.58	$5.14	$4.13
Diluted	$3.02	$3.97	$3.40	$4.91	$3.94
Weighted average shares outstanding
Basic	83.0	82.6	86.3	102.6	112.4
Diluted	86.1	85.3	90.8	107.4	117.9
Other Financial Data:
Retail sales(1)	$7,119.8	$6,994.4	$7,843.0	$7,514.0	$6,404.3
Net cash provided by (used in):
Operating activities	367.3	628.7	511.4	772.9	567.8
Investing activities	(141.3)	(73.4)	(201.3)	(150.8)	(125.0)
Financing activities	(252.3)	(250.0)	(389.5)	30.7	(371.2)
Depreciation and amortization	98.3	98.0	93.2	84.7	74.4
Capital expenditures(2)	144.3	79.1	156.7	162.5	122.8
Balance Sheet Data:
Cash and cash equivalents	$844.0	$889.8	$645.4	$973.0	$333.5
Receivables, net	70.3	69.9	83.6	100.3	116.1
Inventories	371.3	332.0	377.7	351.2	339.4
Total working capital	671.0	541.9	518.6	720.8	221.7
Total assets	2,565.4	2,477.9	2,355.0	2,471.3	1,720.3
Total debt	1,447.9	1,622.0	1,791.8	928.9	483.8
Shareholders’ equity (deficit)(3)	196.3	(53.5)	(334.4)	551.4	395.5
Cash dividends per common share	—	—	0.30	1.20	1.20

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

The following represents the reconciliation of retail sales to net sales for each of the periods set forth above:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions)
Retail sales	$7,119.8	$6,994.4	$7,843.0	$7,514.0	$6,404.3
Distributor allowance	(2,875.6)	(2,807.9)	(3,275.8)	(3,313.3)	(2,927.4)
Product sales	4,244.2	4,186.5	4,567.2	4,200.7	3,476.9
Shipping & handling revenues	244.2	282.5	391.4	624.6	595.4
Net sales	$4,488.4	$4,469.0	$4,958.6	$4,825.3	$4,072.3

(2)	Includes accrued capital expenditures. See the Consolidated Statement of Cash Flows for capital expenditures paid in cash during the years ended December 31, 2016, 2015, and 2014.
(3)

We did not pay any dividends or repurchase any of our common shares through open market purchases during the years ended December 31, 2016 and 2015. During the years ended December 31, 2014, 2013, and 2012, we paid an aggregate $30.4 million, $123.1 million, and $135.1 million in dividends, respectively, and repurchased $1,267.1 million, $297.4 million, and $527.8 million of our common shares, respectively, through open market purchases, the Repurchase Agreement, and the Forward Transactions. The Repurchase Agreement and the Forward Transactions are discussed in greater detail in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6 — Selected Financial Data and our consolidated financial statements and related notes, each included elsewhere in this Annual Report on Form 10-K.

We are a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products to and through independent members, or Members. In China, we sell our products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. We refer to Members that distribute our products and achieve certain qualification requirements as “sales leaders.”

We pursue our mission of “changing people’s lives” by providing high quality, science-based products to Members and their customers who seek a healthy lifestyle and we also offer a business opportunity to those Members who seek additional income. We believe the global obesity epidemic has made our quality products more relevant and the effectiveness of our distribution network, coupled with geographic expansion, have been the primary reasons for our success throughout our 37-year operating history.

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

On July 15, 2016, we reached a settlement with the FTC and entered into a proposed Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment, or the Consent Order, which resolved the FTC’s multi-year investigation of the Company. The Consent Order became effective on July 25, 2016, or the Effective Date, upon final approval by the U.S. District Court for the Central District of California. Pursuant to the Consent Order, we agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which we will have 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires us to categorize all existing and future Members in the U.S. as either “preferred members” - who are simply consumers who only wish to purchase product for their own household use, or “distributors” - who are Members who wish to resell some products or build a sales organization.  Although not required until May 2017, in October 2016 we initiated the process of allowing existing Members in the U.S. to affirmatively elect to be classified as either preferred members or as independent distributors. We also agreed to compensate distributors on U.S. retail sales within their downline organizations, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers.  The Consent Order also requires distributors to meet certain conditions before opening Nutrition Clubs and/or entering into leases for their Herbalife business in the United States. The Consent Order also prohibits the Company from making expressly or by implication, any representation regarding the amount or level of income, including full-time or part-time income, that a participant can reasonably expect to earn in the Company’s network marketing program, unless the representation is non-misleading and the Company possesses competent and reliable evidence sufficient to substantiate that the representation is true.

We intend to monitor the impact of the Consent Order regularly and our Board of Directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted as we and they adjust to the changes. The terms of the settlement do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. We were at the time of the settlement, and are now, in the process of implementing many of the new and enhanced procedures; however, the terms of the settlement and the costs to comply therewith could adversely affect our business operations, our results of operations and our financial condition. See Item 1A – Risk Factors of this Annual Report on Form 10-K for a discussion of risks related to the settlement with the FTC.

Volume Points by Geographic Region

A key non-financial measure we focus on is Volume Points on a Royalty Basis, or Volume Points, which is essentially our weighted-average measure of product sales volume. Volume Points, which are unaffected by exchange rates or price changes, are used by management as a proxy for sales trends because in general, excluding the impact of price changes, an increase in Volume Points in a particular geographic region or country indicates an increase in our local currency net sales while a decrease in Volume Points in a particular geographic region or country indicates a decrease in our local currency net sales.

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

	For the Year Ended December 31,
	2016	2015	% Change	2015	2014	% Change
	(Volume Points in millions)
North America	1,248.6	1,156.0	8.0%	1,156.0	1,244.0	(7.1)%
Mexico	919.8	842.9	9.1%	842.9	875.2	(3.7)%
South & Central America	663.0	768.4	(13.7)%	768.4	850.1	(9.6)%
EMEA	1,049.6	922.3	13.8%	922.3	835.4	10.4%
Asia Pacific (excluding China)	1,076.4	1,064.5	1.1%	1,064.5	1,189.8	(10.5)%
China	624.7	581.6	7.4%	581.6	448.5	29.7%
Worldwide	5,582.1	5,335.7	4.6%	5,335.7	5,443.0	(2.0)%

Volume Points increased 4.6% for 2016 after having decreased 2.0% for 2015. We believe the increase for 2016 reflects the success of our competitive strengths and business strategies discussed in greater detail in Item 1 — Business to this Annual Report on Form 10-K in achieving our objective of sustainable sales growth through retailing, recruiting and retention. We believe the 2016 Volume Point increases for the North America, Mexico, and Asia Pacific (excluding China) regions additionally reflect Members adjusting to certain revisions to our operations and Marketing Plan designed to improve the training and retention of sales leaders. The increase for the Asia Pacific (excluding China) region came despite a significant decrease in the South Korea market. The South & Central America region saw a decline in Volume Points for 2016 for certain country-specific reasons within the region.  For the China region, we believe the lower rate of sales volume increase compared with recent years is attributable to factors such as Members testing new business methods that did not prove to be as sustainable as traditional methods. Certain of the Marketing Plan revisions and their impact on our results are discussed further below in the applicable sections of Sales by Geographic Region.

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

For the latest twelve month re-qualification period ending January 2017, approximately 60.9% of our sales leaders, excluding China and Venezuela, re-qualified. This figure excludes sales leaders in the United States who have converted to preferred member, as those individuals were not eligible for requalification; had these individuals been included in the calculation the figure would have been 59.3%. Venezuela is excluded from retention figures for the year ended January 2017 due to revised requalification criteria that are not comparable to prior periods or to other markets, excluded from 2016 and 2014 as sales leaders in the market were not required to requalify for those years due to product supply limitations, and excluded from 2015 for comparative purposes. Argentina is excluded from the retention figure for the year ended January 2015, as sales leaders in the market were not required to requalify for that year due to product supply limitations, and excluded from 2016 for comparative purposes.

Sales Leaders Statistics (Excluding China)	2016	2015	2014
	(In thousands)
January 1 total sales leaders	603.3	650.1	625.8
January & February new sales leaders	27.7	31.6	33.0
Demoted sales leaders (did not re-qualify)(1)	(207.6)	(205.2)	(201.2)
Other sales leaders (resigned, etc.)	(3.9)	(6.8)	(1.5)
End of February total sales leaders	419.5	469.7	456.1

The Member statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2016	2015	2014
	(In thousands)
Sales leaders needed to re-qualify	450.2	426.5	417.7
Demoted sales leaders (did not re-qualify)(1)	(206.4)	(195.2)	(201.2)
Total re-qualified	243.8	231.3	216.5
Retention rate	54.2%	54.2%	51.8%

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

	Number of Sales Leaders			Sales Leaders Retention Rate
	2016	2015	2014	2016	2015	2014
North America	79,305	88,866	86,129	58.3%	58.4%	55.1%
Mexico	67,294	83,137	78,818	57.1%	56.7%	54.2%
South & Central America	77,523	88,392	102,152	53.0%	52.0%	54.9%
EMEA	87,500	82,025	62,723	63.6%	68.4%	67.7%
Asia Pacific (excluding China)	107,871	127,252	126,229	43.8%	43.9%	39.9%
Total Sales leaders	419,493	469,672	456,051	54.2%	54.2%	51.8%
China	41,890	32,222	30,037
Worldwide Total Sales Leaders	461,383	501,894	486,088

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

Retention Rate for the requalification period ended January 2017 was significantly improved compared to prior year periods.  We believe this performance is the result of efforts we have made to improve the sustainability of sales leaders’ businesses.

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

Total distributor allowances for 2016, 2015, and 2014 were 40.4%, 40.1%, and 41.8% of retail sales, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

While Members, excluding our Members in China and our preferred members, can potentially profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members can earn additional compensation for those activities, which we refer to as “Royalty overrides.” Royalty overrides are our most significant operating expense and consist of:

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

Our “other operating income” consists of government grant income related to China and the arbitration award in connection with the re-audit of the Company’s 2010 to 2012 financial statements after the resignation of KPMG as the Company’s independent registered public accounting firm.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Operations:
Net sales	100.0%	100.0%	100.0%
Cost of sales	19.0	19.1	19.8
Gross profit	81.0	80.9	80.2
Royalty overrides(1)	28.4	28.0	29.7
Selling, general and administrative expenses(1)	43.8	39.9	40.2
Other operating income	(1.4)	(0.1)	—
Operating income	10.2	13.1	10.3
Interest expense	2.2	2.2	1.8
Interest income	0.1	0.1	0.3
Other expense, net	—	0.1	0.3
Income before income taxes	8.1	10.9	8.5
Income taxes	2.3	3.3	2.3
Net income	5.8%	7.6%	6.2%

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

Management’s role, both in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member marketing program coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A promotion that we have seen success with and begun to use on a broad basis is the customer acquisition promotion, generally under which new Members, who order a modest number of volume points in each of their first three months, earn a prize and hence are incentivized to begin acquiring retail customers. The costs of these promotions are included in selling, general and administrative expenses.

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

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of growth of our business and causes of sales fluctuations during the year ended December 31, 2016 as compared to the same period in 2015 and during the year ended December 31, 2015 as compared to the same period in 2014, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. The Company measures sales volume using Volume Points.

We believe Volume Point increases for the year ended December 31, 2016, as compared to the same period in 2015, reflect, among other qualitative factors, many but not all of our markets having come through a transition period as Members adjust to certain revisions to our Marketing Plan designed to improve the training and retention of sales leaders.

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

We believe that the changes, while good for our business in the long-term, take time to incorporate into Members’ individual business practices, and in the near term have created distractions which can impact, and in certain markets have slowed, net sales. We believe these Marketing Plan changes can negatively impact net sales in the short term for several reasons. Sponsoring sales leaders must take the time to guide downline Members through the adjustment and acclimation process, diverting them from other sales efforts. Additionally, the changes can lead to a temporary slowdown in sales because some sales that previously would have taken place over a shorter one to two month period are deferred up to twelve months as a Member works towards possible sales leader qualification. Members within different regions and countries are adopting these changes to varying degrees and on varying timelines with such variances leading to differences in how the Marketing Plan changes impact our business in different regions or countries. To the extent we discuss a region or country is still adapting to the changes below, we believe net sales within that region or country are being negatively impacted by the factors described above. Additionally, each region and many countries are also impacted by individual internal and external factors beyond the Marketing Plan changes that impact net sales trends, such as the economic and regulatory environment, changes in product offering, strength and engagement of Member leadership, and level of brand awareness.

Financial Results for the year ended December 31, 2016 compared to the year ended December 31, 2015

Net sales for the year ended December 31, 2016 were relatively flat at $4,488.4 million compared to $4,469.0 million in 2015. In local currency, net sales for the year ended December 31, 2016 increased 6.3% as compared to the same period in 2015. The slight increase in net sales for the year ended December 31, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and the impact of price increases which increased net sales by approximately 4.6% and 2.2%, respectively.  These increases were partially offset by the effect of the strong U.S. dollar and the resulting fluctuation in foreign currency rates which reduced net sales by approximately 5.8%.

Net income for the year ended December 31, 2016 decreased 23.3% to $260.0 million, or $3.02 per diluted share, compared to $339.1 million, or $3.97 per diluted share, for the same period in 2015. The decrease for the year ended December 31, 2016 was primarily due to the $203.0 million regulatory settlements; partially offset by the net sales growth as discussed above; $27.7 million in higher government grant income in China; $29.7 million arbitration award related to the re-audit; $23.3 million in lower foreign exchange losses primarily related to the remeasurement of our Venezuela Bolivar-denominated assets and liabilities described below; and lower income taxes.

Net income for the year ended December 31, 2016 included a $203.0 million pre-tax unfavorable impact ($133.0 million post-tax) related to regulatory settlements; a $34.2 million pre-tax favorable impact ($24.3 million post-tax) of government grant income in China; a $29.7 million pre-tax favorable impact ($25.8 million post-tax) related to the arbitration award in connection with the re-audit; a $45.1 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements); a $16.3 million pre-tax unfavorable impact ($10.8 million post-tax) from expenses related to regulatory inquiries; a $12.1 million pre-tax unfavorable impact ($9.0 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $3.6 million pre-tax unfavorable impact ($2.6 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $10.7 million pre-tax unfavorable impact ($7.1 million post-tax) related to the implementation of the FTC Consent Order, comprised of $9.0 million of legal, advisory, and other expenses and $1.7 million of product discounts related to preferred member conversions.

Net income for the year ended December 31, 2015 included a $36.9 million pre-tax unfavorable impact ($23.9 million post-tax), comprised of $32.9 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD II and SIMADI rates, $1.7 million of Venezuela inventory write downs, and a $2.3 million impairment loss on Venezuela bonds (See Other Expense, net below for further discussion of Venezuela bonds); $5.6 million pre-tax unfavorable impact ($3.8 million post-tax) of financing costs from transactions to convert Bolivars to U.S. dollars in 2015; $7.5 million pre-tax favorable impact from foreign exchange gain ($8.3 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $18.7 million pre-tax unfavorable impact ($13.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $21.4 million pre-tax unfavorable impact ($14.2 million post-tax) from expenses related to regulatory inquiries; a $1.9 million pre-tax favorable impact ($1.2 million post-tax) related to a reduction in the legal reserve for the Bostick case (See Note 7, Contingencies, to the Consolidated Financial Statements for further discussion); a $3.1 million pre-tax favorable impact ($2.0 million post-tax) related to the recovery of a previously impaired defective manufacturing equipment from the vendor; a $42.2 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements and Liquidity and Capital Resources — Share Repurchases below for further discussion); and a $2.0 million pre-tax unfavorable impact ($1.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $3,619.6 million for the year ended December 31, 2016. Net sales for the Primary Reporting Segment decreased $3.2 million, or 0.1%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 5.7% for the year ended December 31, 2016 as compared to the same period in 2015 for the Primary Reporting Segment. The slight decrease in net sales for the year ended December 31, 2016 was primarily the result of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates and an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices which reduced net sales by approximately 5.8% and 1.1%, respectively, partially offset by an increase in sales volume, as measured by an increase in Volume Points and price increases which increased net sales by approximately 4.3% and 2.7%, respectively.

China reported net sales of $868.8 million for the year ended December 31, 2016. Net sales for China increased $22.6 million, or 2.7%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 8.5% for the year ended December 31, 2016 as compared to the same period in 2015 for China. The 2.7% increase in China net sales for the year ended December 31, 2016 was primarily due to an increase in sales volume, as measured by an increase in Volume Points, and product mix which increased net sales by approximately 7.4% and 1.0%, respectively, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.8%.

See the discussion of net sales by geographic region below of the applicable region(s) comprising each segment for the underlying explanations of the changes in net sales for each reporting segment for the year ended December 31, 2016, as compared to the same period in 2015.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and royalty overrides. The Primary Reporting Segment reported contribution margin of $1,571.9 million for the year ended December 31, 2016. Contribution margin for the Primary Reporting Segment decreased $26.9 million, or 1.7%, for the year ended December 31, 2016, as compared to the same period in 2015. The 1.7% decrease for the year ended December 31, 2016 was primarily the result of fluctuations in the foreign currency rates which reduced contribution margin by approximately 10.1%, partially offset by an increase in volume, as measured by an increase in Volume Points, and the favorable impact of price increases, which increased contribution margin by approximately 4.9% and 4.2%, respectively.

China reported contribution margin of $789.3 million for the year ended December 31, 2016. Contribution margin for China increased $26.5 million, or 3.5%, for the year ended December 31, 2016, as compared to the same period in 2015. The increase for the year ended December 31, 2016 was primarily the result of a volume increase, as measured by an increase in Volume Points, and product mix which increased contribution margin by approximately 7.3% and 1.1%, respectively, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.5%.

Sales by Geographic Region

The following chart reconciles retail sales to net sales:

Sales by Geographic Region

	Year Ended December 31,
	2016					2015
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(Dollars in millions)
North America	$1,587.0	$(721.3)	$865.7	$90.0	$955.7	$1,455.0	$(658.2)	$796.8	$82.7	$879.5	8.7%
Mexico	767.2	(347.6)	419.6	27.0	446.6	822.5	(370.6)	451.9	28.0	479.9	(6.9)%
South & Central America	848.2	(393.5)	454.7	34.0	488.7	954.4	(438.2)	516.2	53.5	569.7	(14.2)%
EMEA	1,398.9	(633.9)	765.0	50.6	815.6	1,296.6	(588.3)	708.3	46.8	755.1	8.0%
Asia Pacific	1,531.9	(656.9)	875.0	38.0	913.0	1,508.3	(637.0)	871.3	67.3	938.6	(2.7)%
China	986.6	(122.4)	864.2	4.6	868.8	957.6	(115.6)	842.0	4.2	846.2	2.7%
Worldwide	$7,119.8	$(2,875.6)	$4,244.2	$244.2	$4,488.4	$6,994.4	$(2,807.9)	$4,186.5	$282.5	$4,469.0	0.4%

(1)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

North America

The North America region reported net sales of $955.7 million for the year ended December 31, 2016. Net sales increased $76.2 million, or 8.7%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased by the same 8.7% for the year ended December 31, 2016, as compared to the same period in 2015. The increase in net sales for the year ended December 31, 2016, as compared to the same period in 2015, was a result of a net sales increase in the U.S. of $75.0 million or 8.7%. The 8.7% increase in net sales for the North America region for the year ended December 31, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, which increased net sales by approximately 8.0%, as well as price increases which contributed approximately 0.8% to net sales.

We believe North America’s Volume Point increase for 2016, versus decreases for the prior several years, reflects the positive results of Members having adjusted to the revisions in our Marketing Plan described above. The revisions are intended to enhance and reward a customer-centric business focus where we encourage Members to achieve product results and gain experience in the Herbalife business prior to attempting to qualify for sales leader. We are also seeing a positive impact from customer acquisition promotions for new Members.

As discussed above, in July 2016 we reached a settlement with the FTC. As part of the settlement, we agreed to implement certain new procedures and enhance certain existing procedures in the United States, most of which we will have ten months from the Effective Date to implement. While we do not expect the settlement to have a long-term material adverse impact on our net sales in the North America region or on our Member base, we believe net sales for the region could be negatively impacted during 2017 as we and our Members implement and adjust to the changes.

Mexico

The Mexico region reported net sales of $446.6 million for the year ended December 31, 2016. Net sales for the year ended December 31, 2016 decreased $33.3 million, or 6.9%, as compared to the same period in 2015. In local currency, net sales for the year ended December 31, 2016 increased 9.6%, as compared to the same period in 2015. The 6.9% decrease in net sales for the year ended December 31, 2016 was primarily the result of the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 16.5%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 9.1% and 0.5%, respectively to net sales.

We believe Mexico’s Volume Point increase for 2016 versus a decrease for the prior year, reflects the positive results of Members having adjusted to the revisions in our Marketing Plan described above, which include rules that require Members attempting to qualify for sales leader status to purchase directly from Herbalife rather than from their sponsor Member (these transactions with the sponsor Member are known as “field sales”). Also significantly, Mexico has instituted customer acquisition promotions for new Members. The Mexico market has also improved service to Members by expanding the number of locations at which Members can pay for and pick up orders.

South and Central America

The South and Central America region reported net sales of $488.7 million for the year ended December 31, 2016. Net sales decreased $81.0 million, or 14.2%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 2.8% for the year ended December 31, 2016, as compared to the same period in 2015. The 14.2% decrease in net sales for the year ended December 31, 2016 was the result of a decline in sales volume, as measured by a decrease in Volume Points, and fluctuations in foreign currency rates, which reduced net sales by approximately 13.7% and 11.4%, respectively. These reductions to net sales were partially offset by price increases which increased net sales by approximately 11.8%.

We believe the decline in Volume Points for the region for 2016, continuing a trend of declines for prior years, was a result of certain country-specific challenges in the markets making up the region discussed below.

In Brazil, the region’s largest market, net sales were $189.8 million for the year ended December 31, 2016. Net sales decreased $66.9 million, or 26.1%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 20.5% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $14.2 million on net sales in Brazil for the year ended December 31, 2016. Changes in ICMS tax legislation, effective for 2016, reduced net sales by approximately $14 million. Brazil’s net sales decrease for the year ended December 31, 2016 was also attributable to adverse economic and political conditions in the market and foreign currency fluctuations. We believe this challenging business environment has contributed to Members in Brazil transitioning more slowly through the Marketing Plan changes implemented as described above compared with other major markets. We have introduced programs in Brazil that have been successful in other regions to improve member activity and productivity.  We are also increasing the number of product access points, expanding our product offering to promote more frequent consumption moments, and exploring product affordability approaches for the market.

Net sales in Peru were $64.4 million for the year ended December 31, 2016. Net sales increased $0.8 million, or 1.3%, for the year ended December 31, 2016 as compared to the same period in 2015. In local currency, net sales increased 7.6% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $4.0 million on net sales for the year ended December 31, 2016. The market has seen success with strategies such as Nutrition Clubs and customer acquisition promotions for new Members.

Net sales in Venezuela were $11.4 million for the year ended December 31, 2016. Net sales decreased $5.8 million, or 33.9%, for the year ended December 31, 2016, as compared to the same period in 2015. Significant Bolivar-to-dollar exchange rate deterioration and sales volume declines were partially offset by the impact of significant price increases in the market due to an inflationary environment. Venezuela net sales represent less than 1% of our consolidated net sales.

EMEA

The EMEA region reported net sales of $815.6 million for the year ended December 31, 2016. Net sales increased $60.5 million, or 8.0%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 14.2% for the year ended December 31, 2016, as compared to the same period in 2015. The 8.0% increase in net sales for the year ended December 31, 2016 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which increased net sales by approximately 13.8% and 2.1%, respectively. This increase in net sales was partially offset by the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 6.1%.  The EMEA region has had several years of strong growth in sales volume, as measured by an increase in Volume Points. Though the region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region for 2016 is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $137.8 million for the year ended December 31, 2016. Net sales increased $10.8 million, or 8.5%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 8.7% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.3 million on net sales in Italy for the year ended December 31, 2016. Italy continues to benefit from an organized training approach, events such as city-by-city tours, and efforts to increase brand awareness.

Net sales in Spain were $98.8 million for the year ended December 31, 2016. Net sales increased $12.1 million, or 13.9%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales in Spain increased 14.1% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $0.2 million on net sales in Spain for the year ended December 31, 2016. Spain has seen continued to increase the number of Member locations such as Nutrition Clubs, and utilized local marketing strategies to increase brand awareness.

Net sales in Russia were $105.9 million for the year ended December 31, 2016. Net sales increased $5.5 million, or 5.5%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 15.9% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $10.5 million on net sales in Russia for the year ended December 31, 2016. Product prices in Russia were increased 5% in March 2016 and 14% in March 2015. Russia continues to emphasize the strategy of building a sustainable business through customer focused activities including customer acquisition promotions for new Members.

Net sales in the United Kingdom were $44.7 million for the year ended December 31, 2016. Net sales decreased $9.9 million, or 18.1%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales in the United Kingdom decreased 8.3% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $5.4 million on net sales in the United Kingdom for the year ended December 31, 2016. We are taking steps to improve Member leadership engagement.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $913.0 million for the year ended December 31, 2016. Net sales decreased $25.6 million, or 2.7%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 0.6% for the year ended December 31, 2016, as compared to the same period in 2015. The 2.7% decrease in net sales for the year ended December 31, 2016 was primarily due to an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices and the impact of fluctuations in foreign currency rates, which reduced net sales by approximately 2.4% and 2.1%, respectively. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 1.1% and 0.6%, respectively, to net sales. We believe the increases in Volume Points for the region for 2016, despite a significant decline for the South Korea market, was driven by country-specific factors including those discussed below.

Net sales in South Korea were $177.8 million for the year ended December 31, 2016. Net sales decreased $89.2 million, or 33.4%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales decreased 31.3% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $5.5 million on net sales for the year ended December 31, 2016. South Korea has been negatively impacted by a number of changes in the Marketing Plan, some of which are unique to South Korea. In addition to the shift in emphasis toward the longer-term sales leader qualification method described above, we also changed the product discount structure in South Korea and began charging a fee for the Member kit this year. Previously, the Member kit in South Korea was free. While we believe these changes will benefit the market in the long term, they have resulted in sales declines as sales leaders continue to adapt to these new methods of operation.

Net sales in India were $167.9 million for the year ended December 31, 2016. Net sales decreased $1.5 million, or 0.9%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 3.7% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $7.7 million on net sales for the year ended December 31, 2016. In May 2016, we introduced a customer acquisition promotion which we believe has contributed to higher sales leader activity and productivity compared to the same period last year.  India has continued to expand its product line.

Net sales in Taiwan were $127.4 million for the year ended December 31, 2016. Net sales increased $1.3 million, or 1.0%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 2.8% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had an unfavorable impact of $2.2 million on net sales for the year ended December 31, 2016. Taiwan had a price increase of 2.8% in June 2016.

Net sales in Indonesia were $113.9 million for the year ended December 31, 2016. Net sales increased $27.8 million, or 32.2%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 31.3% for the year ended December 31, 2016, as compared to the same period in 2015. The fluctuation of foreign currency rates had a favorable impact of $0.8 million on net sales for the year ended December 31, 2016. Indonesia had price increases of 3% in September 2016 and 6% in October 2015. The Indonesia market has continued to make progress by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products.  We have increased the number of product access points for the market as well.

China

Net sales in China were $868.8 million for the year ended December 31, 2016. Net sales increased $22.6 million, or 2.7%, for the year ended December 31, 2016, as compared to the same period in 2015. In local currency, net sales increased 8.5% for the year ended December 31, 2016, as compared to the same period in 2015. The net sales increase for the year was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, of approximately 7.4%, partially offset by the unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.8%.

We have seen continued adoption and acculturation of daily consumption DMOs in the China market, including Nutrition Clubs, aided by a Preferred Customer program, a Healthy Active Lifestyle program and supported by ongoing investments in advertising, corporate social responsibility and brand awareness. We continue to enhance service provider support and product access in China through online and mobile platforms. We believe the lower rate of sales volume increase  for the year compared with recent years, including a volume decline for the fourth quarter of 2016, as measured by a decrease in Volume Points, are attributable to factors such as Members testing new business methods that did not prove to be as sustainable as traditional methods. Members are now re-focusing on their proven business methods, and we have introduced customer acquisition promotions for new Members.

Sales by Product Category

	Year Ended December 31,
	2016					2015
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(Dollars in millions)
Weight Management	$4,621.5	$(1,915.5)	$2,706.0	$158.5	$2,864.5	$4,567.1	$(1,888.7)	$2,678.4	$184.4	$2,862.8	0.1%
Targeted Nutrition	1,714.7	(710.7)	1,004.0	58.8	1,062.8	1,620.0	(670.0)	950.0	65.4	1,015.4	4.7%
Energy, Sports and Fitness	432.9	(179.4)	253.5	14.9	268.4	400.2	(165.5)	234.7	16.2	250.9	7.0%
Outer Nutrition	178.2	(73.9)	104.3	6.1	110.4	212.1	(87.7)	124.4	8.6	133.0	(17.0)%
Literature, Promotional and Other(1)	172.5	3.9	176.4	5.9	182.3	195.0	4.0	199.0	7.9	206.9	(11.9)%
Total	$7,119.8	$(2,875.6)	$4,244.2	$244.2	$4,488.4	$6,994.4	$(2,807.9)	$4,186.5	$282.5	$4,469.0	0.4%

(1)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.
(2)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for the Weight Management, Targeted Nutrition, and Energy, Sports and Fitness product categories increased for the year ended December 31, 2016 as compared to the same period in 2015. Net sales for the Outer Nutrition and Literature, Promotional, and Other product categories decreased for the year ended December 31, 2016 as compared to the same period in 2015. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $3,633.8 million for the year ended December 31, 2016, as compared to $3,613.0 million for the same period in 2015. As a percentage of net sales, gross profit for the year ended December 31, 2016 was 81.0% as compared to 80.9% for the same period in 2015, or a favorable net increase of 10 basis points. The gross profit rate for the year ended December 31, 2016 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 80 basis points, retail price increases of 40 basis points, lower inventory write-downs of 23 basis points, and country mix of 18 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 140 basis points and other cost changes of 11 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty Overrides were $1,272.6 million for the year ended December 31, 2016, as compared to $1,251.4 million for the same period in 2015. Royalty Overrides as a percentage of net sales were 28.4% for the year ended December 31, 2016 as compared to 28.0% for the same period in 2015. The changes in royalty overrides as a percentage of net sales were primarily due to the sales in our China business relative to that of our worldwide business. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,966.9 million for the year ended December 31, 2016, as compared to $1,784.5 million for the same period in 2015. Selling, general and administrative expenses as a percentage of net sales were 43.8% for the year ended December 31, 2016, as compared to 39.9% for the same period in 2015.

The increase in selling, general and administrative expenses for the year ended December 31, 2016 was primarily due to the $203.0 million regulatory settlements; partially offset by $23.3 million in lower net foreign exchange losses, which included $28.5 million lower net foreign exchange losses from the remeasurement of our Bolivar-denominated monetary assets and liabilities.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the year ended December 31, 2016, we recorded approximately $12.1 million of expenses related to this matter, of which approximately $9.5 million was related to legal, advisory and other professional service fees. For the year ended December 31, 2015, we recorded approximately $18.7 million of expenses related to this matter, of which approximately $16.8 million was related to legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Other Operating Income

Other operating income was $63.8 million for the year ended December 31, 2016, as compared to $6.5 million for the same period in 2015.  The increase in other operating income was due to an increase in government grant income related to China and the arbitration award received in 2016 in connection with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm (See Note 2, Basis of Presentation, to the Consolidated Financial Statements for further discussion).

Net Interest Expense

Net interest expense is as follows:

Net Interest Expense	Year Ended December 31, 2016	Year Ended December 31, 2015
	(Dollars in millions)
Interest expense	$99.3	$100.5
Interest income	(5.9)	(5.6)
Net Interest Expense	$93.4	$94.9

The decrease in net interest expense for the year ended December 31, 2016, as compared to the same period in 2015, was primarily due to the payoff of our Term Loan in March 2016. This decrease was partially offset by an increase in interest expense from our revolving credit facility as a result of increased interest rates.

Other Expense, net

There was no other expense, net for the year ended December 31, 2016 as compared to $2.3 million for the same period in 2015.  The decrease in other expense, net, for the year ended December 31, 2016, as compared to the same period in 2015, was due to no other-than-temporary impairment losses recognized during the year ended December 31, 2016 as compared to the same period in 2015 in which losses were incurred in connection with our investments in Bolivar-denominated bonds.

Income Taxes

Income taxes were $104.7 million for the year ended December 31, 2016, as compared to $147.3 million for the same period in 2015. As a percentage of pre-tax income, the effective income tax rate was 28.7% for the year ended December 31, 2016, as compared to 30.3% for the same period in 2015. The decrease to the effective tax rate for the year ended December 31, 2016, as compared to the same period in 2015, is primarily due to the increase in net benefits in the geographic mix of the Company’s income. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

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

Net income for the year ended December 31, 2015 included a $36.9 million pre-tax unfavorable impact ($23.9 million post-tax), comprised of $32.9 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD II and SIMADI rates, $1.7 million of inventory write downs, and a $2.3 million impairment loss on Venezuela bonds (See Other Expense, net below for further discussion of Venezuela bonds); $5.6 million pre-tax unfavorable impact ($3.8 million post-tax) of financing costs from transactions to convert Bolivars to U.S. dollars in 2015; $7.5 million pre-tax favorable impact from foreign exchange gain ($8.3 million post-tax) resulting from Euro/U.S. dollar exposure primarily related to intercompany balances; a $18.7 million pre-tax unfavorable impact ($13.8 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $21.4 million pre-tax unfavorable impact ($14.2 million post-tax) from expenses related to regulatory inquiries; a $1.9 million pre-tax favorable impact ($1.2 million post-tax) related to a reduction in the legal reserve for the Bostick case; a $3.1 million pre-tax favorable impact ($2.0 million post-tax) related to the recovery of a previously impaired defective manufacturing equipment from the vendor; a $42.2 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements and Liquidity and Capital Resources — Share Repurchases below for further discussion); and a $2.0 million pre-tax unfavorable impact ($1.3 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

Net income for the year ended December 31, 2014 included a $229.0 million pre-tax unfavorable impact ($152.4 million post-tax), comprised of a $103.4 million and a $98.0 million foreign exchange losses related to the remeasurement of Venezuela Bolivar-denominated assets and liabilities at the SICAD I and SICAD II rates, respectively, $7.6 million of inventory write downs, a $7.0 million impairment loss on long lived assets, and a $13.0 million impairment loss on Venezuela bonds (See Other Expense, net below for further discussion of Venezuela bonds); a $25.1 million pre-tax unfavorable impact ($16.6 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $15.0 million pre-tax unfavorable impact ($9.4 million post-tax) from expenses related to regulatory inquiries; a $17.5 million pre-tax unfavorable impact ($10.9 million post-tax) related to a reduction in the legal reserve for the Bostick case; a $2.6 million pre-tax unfavorable impact ($1.6 million post-tax) related to impairment of newly acquired defective manufacturing equipment; a $36.7 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Consolidated Financial Statements and Liquidity and Capital Resources — Share Repurchases below for further discussion); and a $0.6 million pre-tax unfavorable impact ($0.4 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm.

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

In Brazil, the region’s largest market, net sales were $256.7 million for the year ended December 31, 2015. Net sales decreased $102.1 million, or 28.5%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 0.2% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $101.5 million on net sales in Brazil for the year ended December 31, 2015. Brazil had a 5% price increase in March 2014 and price increases of 6% and 4% in March and October 2015, respectively. Brazil’s net sales decrease was attributable largely to the foreign currency erosion, as well as sales volume decreases, as measured by a decrease in Volume Points, as sales leaders continue to adapt to Marketing Plan changes to encourage Members to take advantage of the longer-term sales leader qualification methods. This volume decrease was largely offset by the price increases mentioned above.

Net sales in Venezuela were $17.2 million for the year ended December 31, 2015. Net sales decreased $123.1 million, or 87.7%, for the year ended December 31, 2015, as compared to the same period in 2014. Significant Bolivar-to-dollar exchange rate deterioration and significant sales volume declines, as measured by a decrease in Volume Points, were partially offset by the impact of price increases in the market. In July 2014, Herbalife Venezuela increased its prices on certain products in response to an announcement by the Venezuelan government with respect to the calculation of Bolivar-denominated duties on U.S. dollar shipments using a default SICAD II rate if shipments are not settled using the SICAD I or CENCOEX exchange rates. These price increases, other subsequent price increases on certain products over the remainder of 2014, 100% price increases in each of March and April 2015, and approximately 40% cumulative price increases in the second half of 2015 were implemented to better align product prices with the economic conditions of the market. During the second and third quarters of 2014, we remeasured our net sales in Venezuela using the SICAD I rate instead of the previous CADIVI rate of 6.3 Venezuelan Bolivars per U.S. dollar. During the fourth quarter of 2014, we remeasured our net sales in Venezuela using the SICAD II rate. During February 2015, we began remeasuring our net sales in Venezuela using the SIMADI rate. The economic environment in Venezuela has been difficult. We have reduced the product offering portfolio.

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

Net sales in Russia were $100.4 million for the year ended December 31, 2015. Net sales decreased $38.3 million, or 27.6%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 15.8% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $60.2 million on net sales in Russia for the year ended December 31, 2015. Product prices in Russia were increased 14% in March 2015 and 7% in June 2014; sales volume, as measured by changes in Volume Points, increased only slightly for the year. Russia’s success in recent years was primarily a result of the early adoption of many of the concepts captured in our recent Marketing Plan changes; mainly the more gradual development of certain new members to sales leader. We also invested in infrastructure and branding to help develop the market including the opening of sales pick-up centers and athletic sponsorships and endorsements. Growth slowed for 2015 as the country saw a weakening of the economy.

Net sales in Italy were $127.0 million for the year ended December 31, 2015. Net sales decreased $12.4 million, or 8.9%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 9.1% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $25.1 million on net sales in Italy for the year ended December 31, 2015. We believe Italy’s local currency net sales growth reflects the effectiveness of longer-term sales leader qualification methods augmented with the use of a regular organized training approach and events such as city-by-city tours.

Net sales in Spain were $86.7 million for the year ended December 31, 2015. Net sales decreased $2.0 million, or 2.3%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales in Spain increased 16.8% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $17.0 million on net sales in Spain for the year ended December 31, 2015. Spain has continued to increase the number of access points as well as focus on strategies including the daily consumption DMO and regionalization.

Net sales in the United Kingdom were $54.5 million for the year ended December 31, 2015. Net sales decreased $15.2 million, or 21.8%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales in the United Kingdom decreased 15.7% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $4.3 million on net sales in the United Kingdom for the year ended December 31, 2015. Following significant growth the United Kingdom market in 2013 and 2014, we have seen a decline in 2015. This decline is attributed to the impact of recent changes to the Marketing Plan, including the shift in focus to our longer-term sales leader qualification method to which Members continue to adapt. Volume Points increased during the fourth quarter of 2015 as compared to the prior year period.

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

Net sales in South Korea were $266.9 million for the year ended December 31, 2015. Net sales decreased $149.1 million, or 35.8%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 31.1% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $19.5 million on net sales for the year ended December 31, 2015. Since the second half of 2014 South Korea has been negatively impacted by the shift in focus to our longer-term sales leader qualification method, as well as sales leader acclimation to other South Korea-specific Marketing Plan enhancements.

Net sales in India were $169.4 million for the year ended December 31, 2015. Net sales increased $12.6 million, or 8.0%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales increased 13.6% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $8.6 million on net sales for the year ended December 31, 2015. India had a price increase of 12% in October 2015; Member purchases ahead of the price increase strengthened sales for the fourth quarter.

Net sales in Taiwan were $126.1 million for the year ended December 31, 2015. Net sales decreased $10.1 million, or 7.4%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 3.0% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $5.9 million on net sales for the year ended December 31, 2015. Taiwan was negatively impacted by the shift in focus to our longer-term sales leader qualification method.

Net sales in Indonesia were $86.2 million for the year ended December 31, 2015. Net sales decreased $21.7 million, or 20.1%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 10.1% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $10.8 million on net sales for the year ended December 31, 2015. Indonesia has been negatively impacted by the shift in focus to our longer-term sales leader qualification method. Indonesia had a price increase of 6% in October 2015; Member purchases ahead of the price increase contributed to sales for the fourth quarter.

Net sales in Malaysia were $41.4 million for the year ended December 31, 2015. Net sales decreased $20.8 million, or 33.5%, for the year ended December 31, 2015, as compared to the same period in 2014. In local currency, net sales decreased 21.5% for the year ended December 31, 2015, as compared to the same period in 2014. The fluctuation of foreign currency rates had an unfavorable impact of $7.5 million on net sales for the year ended December 31, 2015. Malaysia was negatively impacted by first order limitations implemented during 2015. The market has also seen consumer spending dampened by the implementation of a goods and services tax during 2015.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,784.5 million for the year ended December 31, 2015, as compared to $1,991.1 million for the same period in 2014. Selling, general and administrative expenses as a percentage of net sales were 39.9% for the year ended December 31, 2015, as compared to 40.2% for the same period in 2014.

The decrease in selling, general and administrative expenses for the year ended December 31, 2015 was primarily due to $184.3 million in lower net foreign exchange losses which included $168.5 million from the remeasurement of our Venezuelan Bolivar-denominated monetary assets and liabilities and $10.2 million from Euro/U.S. dollar exposure primarily related to intercompany balances; lower variable expenses including $23.6 million from Member promotion and event costs, $7.7 million from bank fees, and $7.3 million from non-income tax expenses; $7.0 million in impairment losses related to Herbalife Venezuela’s long-lived assets in 2014; $17.5 million legal reserve for the Bostick case in 2014; and $17.4 million in lower professional fees and $14.9 million in lower travel expenses due to cost control initiatives; partially offset by $90.8 million in higher service fees to China independent service providers related to sales growth in China; and $22.8 million in higher salaries, bonuses and benefits.

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

Our existing debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase program. Since inception in 2007, total share repurchases amounted to approximately $3.1 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $844.0 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of December 31, 2016 and 2015.

For the year ended December 31, 2016, we generated $367.3 million of operating cash flow, as compared to $628.7 million for the same period in 2015. The decrease in our operating cash flow was the result of lower net income, lower non-cash items, and net unfavorable changes in operating assets and liabilities. The decrease in net income was primarily the result of the $203.0 million regulatory settlements, partially offset by lower income taxes, higher other operating income related to the government grants in China, and the arbitration award related to the re-audit. The change in operating assets and liabilities was primarily the result of changes in inventories; changes in prepaid expenses and other current assets primarily related to lower prepaid non-income taxes; changes in accrued expenses and accrued compensation primarily related to higher employee bonus payments; and changes in income taxes. The lower non-cash items were primarily the result of the decrease in foreign exchange losses related to Venezuela.

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

Capital expenditures, including accrued capital expenditures, for the years ended December 31, 2016, 2015, and 2014 were $144.3 million, $79.1 million, and $156.7 million, respectively. The majority of these expenditures represented investments in manufacturing facilities domestically and internationally, specifically the build-out of our Nanjing manufacturing facility which commenced operations in July 2016, management information systems including the upgrade of our Oracle enterprise wide systems which is expected to go live in the summer of 2017, initiatives to develop web-based Member tools, the expansion of our warehouse and sales centers, and the purchase of one of our office buildings in Torrance, California. We expect to incur total capital expenditures of approximately $125 million to $155 million for the full year of 2017.

Senior Secured Credit Facility

As of December 31, 2016, we have a senior secured credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders which consists of a revolving credit facility. The Credit Facility previously included a term loan, or the Term Loan, which matured and was repaid in full in March 2016. In May 2015, we amended our Credit Facility and our $700 million borrowing capacity on our revolving credit facility was reduced by approximately $235.9 million, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity on our revolving credit facility to $425.0 million as of December 31, 2016. Our revolving credit facility matures on March 9, 2017. During May 2015, pursuant to the amendment and upon execution, we made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. The Credit Facility requires us to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility also restricts our ability to pay dividends or repurchase our common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of December 31, 2016 and December 31, 2015, we were compliant with our debt covenants under the Credit Facility.

During the year ended December 31, 2016, we borrowed an aggregate amount of $200.0 million and paid a total amount of $429.7 million under the Credit Facility. During the year ended December 31, 2015, the Company did not make any borrowings and paid a total amount of $210.3 million under the Credit Facility. During the year ended December 31, 2014, we borrowed an aggregate amount of $50.0 million and paid a total amount of $131.3 million under the Credit Facility. Our cash and cash equivalents provided by our borrowings provide us with greater flexibility to execute strategic initiatives and to be opportunistically responsive to future events. As of December 31, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. As of December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million, which consisted of $229.7 million outstanding on the Term Loan and $410.0 million outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2016 and 2015 under the Credit Facility. On December 31, 2016 and December 31, 2015, the weighted-average interest rate for borrowings under the Credit Facility was 4.29% and 2.78%, respectively.

See Note 4, Long-Term Debt, to the Consolidated Financial Statements for a further discussion on our Credit Facility and Note 15, Subsequent Events, to the Consolidated Financial Statements for further information on our new senior secured credit facility.

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

Contractual Obligations

The following summarizes our contractual obligations including interest at December 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	2017	2018 - 2019	2020 - 2021	2022 & Thereafter
	(Dollars in millions)
Convertible senior notes	$1,219.0	$23.0	$1,196.0	$—	$—
Borrowings under the senior secured credit facility(1)	413.8	413.8	—	—	—
Operating leases	141.8	48.1	62.7	23.6	7.4
Purchase obligations and other commitments	159.5	112.6	33.3	9.2	4.4
Total(2)	$1,934.1	$597.5	$1,292.0	$32.8	$11.8

(1)	The estimated interest payments on our Credit Facility are based on interest rates effective at December 31, 2016.
(2)

Our consolidated balance sheet as of December 31, 2016 included $56.3 million in unrecognized tax benefits. The future payments related to these unrecognized tax benefits have not been presented in the table above due to the uncertainty of the amounts and potential timing of cash settlements with the tax authorities, and whether any settlement would occur.

Cash and Cash Equivalents

At December 31, 2016 and December 31, 2015, the total amount of our foreign subsidiary cash and cash equivalents was $316.2 million and $310.5 million, respectively, of which $28.2 million and $19.1 million was invested in U.S. dollars as of December 31, 2016 and December 31, 2015, respectively. At December 31, 2016 and December 31, 2015, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $527.8 million and $579.3 million, respectively. For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2016, our U.S. consolidated group had approximately $131.9 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2016, our parent had $2.5 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. We do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents. See Note 12, Income Taxes, to the Consolidated Financial Statements for additional discussion.

Off-Balance Sheet Arrangements

At December 31, 2016 and December 31, 2015, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

During the second quarter of 2007, our board of directors adopted a regular quarterly cash dividend program. Our board of directors authorized a $0.10 per common share cash dividend each quarter from the adoption of the program through the second quarter of 2010. On August 2, 2010, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.13 per common share, an increase of $0.03 per common share from prior quarters. On May 2, 2011, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.20 per common share, an increase of $0.07 per common share from prior quarters. On February 21, 2012, we announced that our board of directors approved an increase in the quarterly cash dividend to $0.30 per common share, an increase of $0.10 per common share from prior quarters. On April 28, 2014, we announced that our board of directors approved terminating our quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. There were no dividends declared and paid during the fiscal years ended December 31, 2016 and 2015. The aggregate amount of dividends paid and declared during the fiscal year ended December 31, 2014 was approximately $30.4 million.

During the year ended December 31, 2014, we received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to our (accumulated deficit) retained earnings. We did not receive any dividends during the years ended December 31, 2016 and 2015.

Share Repurchases

On July 30, 2012, we announced that our board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, we announced that our board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This share repurchase program allows us to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for further information on restrictions concerning the Company’s ability to repurchase its common shares and Note 15, Subsequent Events, to the Consolidated Financial Statements for further information on our new senior secured credit facility and our new share repurchase program.

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. See Note 4, Long-Term Debt, to the Consolidated Financial Statements for further information on the conditions for which Holders of the Convertible Notes may convert their notes prior to the maturity date. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the years ended December 31, 2016, 2015, and 2014, the Company recognized $6.5 million, $6.5 million and $5.8 million, respectively, of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

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

The Company did not repurchase any of its common shares in the open market during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company repurchased 19.7 million of its common shares through open market purchases, the Repurchase Agreement, and the Forward Transactions at an aggregate cost of approximately $1,267.1 million, or an average cost of $64.25 per share. The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the years ended December 31, 2016, 2015, and 2014, the Company also withheld shares on its vested RSUs and exercised SARs relating to its share-based compensation plans, which are treated as share repurchases in the Company’s consolidated financial statements as discussed further below. As of December 31, 2016, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Working Capital and Operating Activities

As of December 31, 2016 and December 31, 2015, we had positive working capital of $671.0 million and $541.9 million, respectively, or an increase of $129.1 million. This increase was primarily due to the increases in inventories, increases in prepaid expenses and other current assets, and the $229.7 million payment of the Credit Facility relating to the Term Loan; partially offset by the decrease in cash and cash equivalents, and the decrease in deferred income taxes.

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

During the years ended December 31, 2016, 2015, and 2014, we recognized foreign exchange losses and other related charges of $7.2 million, $42.8 million and $229.0 million within our consolidated statements of income related to our Venezuelan operations, respectively. During the years ended 2016 and 2015, Herbalife Venezuela’s net sales represented less than 1% of our consolidated net sales. During the year ended 2014, Herbalife Venezuela’s net sales represented approximately 3% of our consolidated net sales. As of December 31, 2016 and 2015, Herbalife Venezuela’s cash and cash equivalents primarily consisted of Bolivar-denominated cash of approximately $0.8 million and $7.7 million, respectively.

Quarterly Results of Operations

	Quarter Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(In millions except per share data)
Operations:
Net sales	$1,045.0	$1,122.0	$1,201.8	$1,119.6	$1,098.4	$1,102.9	$1,162.3	$1,105.4
Cost of sales	196.1	209.1	236.3	213.1	204.4	206.9	229.3	215.4
Gross profit	848.9	912.9	965.5	906.5	894.0	896.0	933.0	890.0
Royalty overrides	303.7	320.3	336.7	311.9	305.0	304.7	318.7	323.0
Selling, general and administrative expenses	421.7	441.3	676.8	427.1	449.5	433.1	470.5	431.4
Other operating income	(34.7)	(0.2)	(28.1)	(0.8)	(3.1)	(3.4)	—	—
Operating income	158.2	151.5	(19.9)	168.3	142.6	161.6	143.8	135.6
Interest expense, net	23.3	22.1	23.1	24.9	25.6	24.1	23.7	21.5
Other expense, net	—	—	—	—	—	—	—	2.3
Income before income taxes	134.9	129.4	(43.0)	143.4	117.0	137.5	120.1	111.8
Income taxes	35.5	41.7	(20.1)	47.6	32.5	43.9	37.3	33.6
Net income	$99.4	$87.7	$(22.9)	$95.8	$84.5	$93.6	$82.8	$78.2
Earnings per share
Basic	$1.19	$1.06	$(0.28)	$1.16	$1.02	$1.13	$1.00	$0.95
Diluted	$1.16	$1.01	$(0.28)	$1.12	$0.98	$1.09	$0.97	$0.92
Weighted average shares outstanding
Basic	83.2	83.1	83.0	82.8	82.7	82.6	82.6	82.3
Diluted	86.0	86.4	83.0	85.6	85.8	85.7	85.2	84.6

Contingencies

See Note 7, Contingencies, to the Consolidated Financial Statements for information on our contingencies as of December 31, 2016.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of December 31, 2016, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1%, 0.1%, and 0.2% of product sales for the years ended December 31, 2016, 2015, and 2014, respectively.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $25.5 million and $39.4 million to present them at their lower of cost and net realizable value, and lower of cost or market, in our consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of December 31, 2016 and December 31, 2015, we had goodwill of approximately $89.9 million and $91.8 million, respectively. As of both December 31, 2016 and December 31, 2015, we had marketing related intangible assets of approximately $310.0 million. The decreases in goodwill during the years ended December 31, 2016 and 2015 were due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the years ended December 31, 2016, 2015, and 2014.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of December 31, 2016 and December 31, 2015, the aggregate notional amounts of these contracts outstanding were approximately $90.0 million and $112.8 million, respectively. At December 31, 2016, the outstanding contracts had maturity dates of less than fifteen months. Our derivative financial instruments are recorded on the consolidated balance sheets at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ (deficit) equity, and are recognized in cost of sales in the consolidated statement of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive loss within shareholders’ (deficit) equity, and are recognized in selling, general and administrative expenses in the consolidated statement of income in the period when the hedged item and underlying transaction affects earnings. As of December 31, 2016, we recorded assets at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, we recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the years ended December 31, 2016 and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2016 and December 31, 2015.

As of December 31, 2016 and December 31, 2015, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month and two months as of December 31, 2016 and December 31, 2015, respectively.

See Note 11, Derivative Instruments and Hedging Activities, for a description of foreign currency forward contracts that were outstanding as of December 31, 2016 and 2015, which discussion is incorporated herein by reference.

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At December 31, 2016 and December 31, 2015, the total amount of our foreign subsidiary cash was $316.2 million and $310.5 million, respectively, of which $28.2 million and $19.1 million, respectively, was invested in U.S. dollars. At December 31, 2016 and December 31, 2015, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $527.8 million and $579.3 million, respectively.

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

Interest Rate Risk

As of December 31, 2016, the aggregate annual maturity of the Credit Facility was expected to be $410.0 million for 2017. The fair value of the Credit Facility approximated its carrying value of $410.0 million as of December 31, 2016. On February 15, 2017, we entered into a new credit facility and repaid the $410.0 million outstanding balance under our senior secured credit facility, as described in Note 15, Subsequent Events. As of December 31, 2015, the aggregate annual maturities of the Credit Facility were expected to be $229.7 million for 2016 and $410.0 million for 2017. The fair value of the Credit Facility approximated its carrying value of $639.5 million as of December 31, 2015. The Credit Facility bears a variable interest rate, and on December 31, 2016 and December 31, 2015, the weighted-average interest rate of the Credit Facility was 4.29% and 2.78%, respectively. As of December 31, 2016, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $961.3 million and the carrying value was $1,024.8 million. As of December 31, 2015, the fair value of the liability component of our $1.15 billion

Convertible Notes was approximately $795.9 million and the carrying value was $982.5 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any new interest swap arrangements since the expiration of our previous interest rate swaps in July 2013, if interest rates were to increase or decrease by 1% for the year, and our borrowing amounts stayed constant on our Credit Facility, our annual interest expense would increase or decrease by approximately $4.1 million.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on an evaluation of the Company’s disclosure controls and procedures as of December 31, 2016 conducted by the Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon this evaluation, under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the fourth quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2016, except that the information required with respect to our equity compensation plans is set forth under Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than 120 days after the close of our fiscal year ended December 31, 2016.

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

EXHIBIT INDEX

Exhibit Number	Description	Reference

3.1	Form of Amended and Restated Memorandum and Articles of Association of Herbalife Ltd.	(i)

4.1	Form of Share Certificate	(c)

4.2	Indenture between Herbalife Ltd. and Union Bank, N.A., as trustee, dated February 7, 2014, governing the 2.00% Convertible Senior Notes due 2019	(g)

4.3	Form of Global Note for 2.00% Convertible Senior Note due 2019 (included as Exhibit A to Exhibit 4.2 hereto)	(g)

10.1#	Herbalife International of America, Inc.’s Senior Executive Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.2#	Herbalife International of America, Inc.’s Management Deferred Compensation Plan, effective January 1, 1996, as amended	(a)

10.3#	Herbalife International Inc. 401K Profit Sharing Plan and Trust, as amended	(a)

10.4	Notice to Distributors regarding Amendment to Agreements of Distributorship, dated as of July 18, 2002 between Herbalife International, Inc. and each Herbalife Distributor	(a)

10.5#	Side Letter Agreement dated as of April 3, 2003 by and among WH Holdings (Cayman Islands) Ltd., Michael O. Johnson and the Shareholders listed therein	(a)

10.6	Form of Indemnification Agreement between Herbalife Ltd. and the directors and certain officers of Herbalife Ltd.	(b)

10.7#	Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(i)

10.8#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(l)

10.9#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(l)

10.10#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(l)

10.11#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard P. Goudis.	(l)

10.12#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Michael O. Johnson.	(d)

10.13#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement applicable to Richard Goudis.	(d)

10.14#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Unit Award Agreement	(d)

10.15#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Stock Appreciation Right Award Agreement	(d)

10.16#	Herbalife Ltd. Employee Stock Purchase Plan	(e)

10.17#	Employment Agreement dated as of March 27, 2008 between Michael O. Johnson and Herbalife International of America, Inc.	(e)

Exhibit Number	Description	Reference
10.18#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(e)

10.19#	Stock Appreciation Right Award Agreement by and between Herbalife Ltd. and Michael O. Johnson, dated March 27, 2008	(e)

10.20#	Amendment to Herbalife International Inc. 401K Profit Sharing Plan and Trust	(h)

10.21#	Form of Independent Directors Stock Appreciation Right Award Agreement	(i)

10.22#	Herbalife Ltd. Amended and Restated Independent Directors Deferred Compensation and Stock Unit Plan	(i)

10.23#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of January 1, 2010	(j)

10.24#	First Amendment to the Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of December 28, 2010	(k)

10.25#	Amended and Restated Non-Management Directors Compensation Plan	(j)

10.26#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Non-Employee Directors Stock Appreciation Right Award Agreement	(j)

10.27#	Severance Agreement by and between John DeSimone and Herbalife International of America, Inc., dated as of February 23, 2011	(l)

10.28#	Amended and Restated Severance Agreement, dated as of February 23, 2011, by and between Desmond Walsh and Herbalife International of America, Inc.	(l)

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

(d)

10.31#	Amendment to Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan	(l)

10.32

Second Amendment, dated February 3, 2014, to Credit Agreement, dated as of March 9, 2011, by and among Herbalife International, Inc. (“HII”), Herbalife Ltd., Herbalife International Luxembourg S.a.R.L., certain subsidiaries of HII as guarantors, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer

(f)

10.33	Form of Forward Share Repurchase Confirmation	(g)

10.34	Form of Base Capped Call Confirmation	(g)

10.35	Form of Additional Capped Call Confirmation	(g)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(g)

10.37#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan.	(l)

Exhibit Number	Description	Reference

10.38	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(h)

10.39

Third Amendment to Credit Agreement dated as of May 4, 2015, among Herbalife Ltd., Herbalife International, Inc., Herbalife International Luxembourg S.a.R.L., the guarantors part thereto, the lenders from time to time party thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

(i)

10.40#	Herbalife Ltd. Executive Incentive Plan	(l)

10.41	Stipulation to Entry of Order for Permanent Injunction and Monetary Judgment.	(m)

10.42

Second Amended and Restated Support Agreement, dated July 15, 2016, by and among Herbalife Ltd., Carl C. Icahn, Icahn Partners Master Fund LP, Icahn Offshore LP, Icahn Partners LP, Icahn Onshore LP, Beckton Corp., Hopper Investments LLC, Barberry Corp., High River Limited Partnership, Icahn Capital LP, IPH GP LLC, Icahn Enterprises Holdings LP, and Icahn Enterprises GP Inc.

(m)

10.43#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	*

10.44#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	*

10.45#	Herbalife International of America, Inc. Executive Officer Severance Plan	*

10.46

Credit Agreement, dated as of February 15, 2017, by and among HLF Financing S.à r.l., HLF Financing US, LLC, Herbalife Ltd., Herbalife International Luxembourg S.à R.L., Herbalife International, Inc., the several banks and other financial institutions or entities from time to time party thereto, Credit Suisse AG, Cayman Islands Branch, as Term Administrative Agent and Collateral Agent, and Coöperatieve Rabobank U.A., New York Branch, as an Issuing Bank and the Revolver Administrative Agent.

*

21.1	Subsidiaries of the Registrant	*

23.1	Consent of PricewaterhouseCoopers LLP — Independent Registered Public Accounting Firm	*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	*

32.2	Section 1350 Certification of Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.

(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(e)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(f)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(h)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(i)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(j)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(k)	Previously filed on February 25, 2016 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference.
(l)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(m)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Herbalife Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in shareholders’ (deficit) equity and cash flows present fairly, in all material respects, the financial position of Herbalife Ltd. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred tax assets and deferred tax liabilities in 2016.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2017

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In millions)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$844.0	$889.8
Receivables, net of allowance for doubtful accounts	70.3	69.9
Inventories	371.3	332.0
Prepaid expenses and other current assets	176.9	161.1
Deferred income tax assets	—	113.5
Total current assets	1,462.5	1,566.3
Property, plant and equipment, at cost, net of accumulated depreciation and amortization	378.0	339.2
Deferred compensation plan assets	30.6	29.3
Other assets	294.3	141.1
Marketing related intangibles and other intangible assets, net	310.1	310.2
Goodwill	89.9	91.8
Total assets	$2,565.4	$2,477.9
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$66.0	$71.1
Royalty overrides	261.2	249.9
Accrued compensation	125.8	128.8
Accrued expenses	236.9	228.7
Current portion of long-term debt	9.5	229.5
Advance sales deposits	50.1	63.8
Income taxes payable	42.0	52.6
Total current liabilities	791.5	1,024.4
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	1,438.4	1,392.5
Deferred compensation plan liability	50.0	43.6
Deferred income tax liabilities	15.3	0.4
Other non-current liabilities	73.9	70.5
Total liabilities	2,369.1	2,531.4
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT):
Common shares, $0.001 par value, 1.0 billion shares authorized, 93.1 million (2016) and 92.7 million (2015) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	467.6	438.2
Accumulated other comprehensive loss	(205.1)	(165.5)
Accumulated deficit	(66.3)	(326.3)
Total shareholders’ equity (deficit)	196.3	(53.5)
Total liabilities and shareholders’ equity (deficit)	$2,565.4	$2,477.9

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2016	2015	2014
	(In millions, except per share amounts)
Product sales	$4,244.2	$4,186.5	$4,567.2
Shipping & handling revenues	244.2	282.5	391.4
Net sales	4,488.4	4,469.0	4,958.6
Cost of sales	854.6	856.0	982.9
Gross profit	3,633.8	3,613.0	3,975.7
Royalty overrides	1,272.6	1,251.4	1,471.1
Selling, general and administrative expenses	1,966.9	1,784.5	1,991.1
Other operating income	(63.8)	(6.5)	—
Operating income	458.1	583.6	513.5
Interest expense	99.3	100.5	91.7
Interest income	5.9	5.6	12.5
Other expense, net	—	2.3	13.0
Income before income taxes	364.7	486.4	421.3
Income taxes	104.7	147.3	112.6
NET INCOME	$260.0	$339.1	$308.7
Earnings per share
Basic	$3.13	$4.11	$3.58
Diluted	$3.02	$3.97	$3.40
Weighted average shares outstanding
Basic	83.0	82.6	86.3
Diluted	86.1	85.3	90.8

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31 2016	Year Ended December 31 2015	Year Ended December 31 2014
	(In millions)
Net income	$260.0	$339.1	$308.7
Other comprehensive loss:
Foreign currency translation adjustment, net of income taxes of $5.2 (2016), $(7.2) (2015), and $(7.3) (2014)	(32.5)	(86.6)	(70.8)
Unrealized (loss) gain on derivatives, net of income taxes of $(0.3) (2016), $(0.6) (2015), and $0.6 (2014)	(7.0)	(0.6)	12.3
Unrealized (loss) gain on available-for-sale investments, net of income taxes of $0.1 (2016), $(0.1) (2015), and $0.1 (2014)	(0.1)	(0.1)	0.1
Total other comprehensive loss	(39.6)	(87.3)	(58.4)
Total comprehensive income	$220.4	$251.8	$250.3

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

	Common Shares	Paid-in Capital in Excess of par Value	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Shareholders’ (Deficit) Equity
	(In millions, except per share amounts)
Balance at December 31, 2013	$0.1	$323.9	$(19.8)	$247.2	$551.4
Issuance of 1.4 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—	0.7			0.7
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		10.4			10.4
Additional capital from share based compensation		45.7			45.7
Repurchases of 20.2 million common shares, inclusive of the Forward Transactions	—	(97.6)		(1,194.3)	(1,291.9)
Dividends paid and dividend equivalents ($0.30 per share)		—		(30.4)	(30.4)
Dividends received				3.4	3.4
Issuance of the convertible notes and forward transaction		249.8			249.8
Payments for capped call transactions		(123.8)			(123.8)
Net income				308.7	308.7
Foreign currency translation adjustment, net of income taxes of $(7.3)			(70.8)		(70.8)
Unrealized gain on derivatives, net of income taxes of $0.6			12.3		12.3
Unrealized gain on available-for-sale investments, net of income taxes of $0.1			0.1		0.1
Balance at December 31, 2014	$0.1	$409.1	$(78.2)	$(665.4)	$(334.4)
Issuance of 1.0 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—	2.8			2.8
Excess tax deficit from exercise of stock options, SARs and restricted stock grants		(2.0)			(2.0)
Additional capital from share based compensation		44.9			44.9
Repurchases of 0.4 million common shares	—	(16.6)			(16.6)
Net income				339.1	339.1
Foreign currency translation adjustment, net of income taxes of $(7.2)			(86.6)		(86.6)
Unrealized loss on derivatives, net of income taxes of $(0.6)			(0.6)		(0.6)
Unrealized loss on available-for-sale investments, net of income taxes of $(0.1)			(0.1)		(0.1)
Balance at December 31, 2015	$0.1	$438.2	$(165.5)	$(326.3)	$(53.5)
Issuance of 0.6 million common shares from exercise of stock options, SARs, restricted stock units, employee stock purchase plan, and other	—	2.0			2.0
Excess tax benefit from exercise of stock options, SARs and restricted stock grants		0.4			0.4
Additional capital from share based compensation		40.2			40.2
Repurchases of 0.2 million common shares	—	(13.2)			(13.2)
Net income				260.0	260.0
Foreign currency translation adjustment, net of income taxes of $5.2			(32.5)		(32.5)
Unrealized loss on derivatives, net of income taxes of $(0.3)			(7.0)		(7.0)
Unrealized loss on available-for-sale investments, net of income taxes of $0.1			(0.1)		(0.1)
Balance at December 31, 2016	$0.1	$467.6	$(205.1)	$(66.3)	$196.3

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$260.0	$339.1	$308.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.3	98.0	93.2
Excess tax benefits from share-based payment arrangements	(0.4)	(4.1)	(10.4)
Share-based compensation expenses	40.2	44.9	45.7
Non-cash interest expense	55.7	56.2	43.5
Deferred income taxes	(36.4)	(38.2)	(84.8)
Inventory write-downs	15.8	25.3	24.5
Foreign exchange transaction gain	(0.7)	(6.3)	(6.2)
Foreign exchange loss and other charges relating to Venezuela	4.5	37.2	227.8
Other	(11.8)	6.5	6.1
Changes in operating assets and liabilities:
Receivables	—	(6.2)	6.0
Inventories	(71.6)	(30.5)	(99.4)
Prepaid expenses and other current assets	21.1	4.4	(34.9)
Other assets	(26.3)	(21.3)	(36.7)
Accounts payable	(1.3)	6.0	(5.2)
Royalty overrides	20.9	21.6	6.7
Accrued expenses and accrued compensation	22.9	71.1	(11.5)
Advance sales deposits	(11.1)	2.3	10.4
Income taxes	(15.5)	21.8	22.2
Deferred compensation plan liability	3.0	0.9	5.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	367.3	628.7	511.4
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(143.4)	(79.0)	(173.7)
Investments in Venezuelan bonds	—	(0.1)	(12.6)
Deposit in escrow	—	—	(15.0)
Other	2.1	5.7	—
NET CASH USED IN INVESTING ACTIVITIES	(141.3)	(73.4)	(201.3)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	—	—	(30.4)
Dividends received	—	—	3.4
Payments for Capped Call Transactions	—	—	(123.8)
Borrowings from senior secured credit facility and other debt	200.0	—	50.0
Proceeds from senior convertible notes	—	—	1,150.0
Principal payments on senior secured credit facility and other debt	(438.8)	(227.6)	(131.3)
Issuance costs relating to long-term debt and senior convertible notes	—	(6.2)	(28.9)
Share repurchases	(13.2)	(16.6)	(1,291.9)
Excess tax benefits from share-based payment arrangements	0.4	4.1	10.4
Other	(0.7)	(3.7)	3.0
NET CASH USED IN FINANCING ACTIVITIES	(252.3)	(250.0)	(389.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19.5)	(60.9)	(248.2)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(45.8)	244.4	(327.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	889.8	645.4	973.0
CASH AND CASH EQUIVALENTS, END OF YEAR	$844.0	$889.8	$645.4
CASH PAID DURING THE YEAR
Interest paid	$45.4	$50.5	$39.2
Income taxes paid	$162.9	$168.4	$180.8

See the accompanying notes to consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Herbalife Ltd., a Cayman Islands exempt limited liability company was incorporated on April 4, 2002. Herbalife Ltd. (and together with its subsidiaries, the “Company” or “Herbalife”) is a global nutrition company that sells weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products to and through a network of independent members, or Members. In China, the Company sells its products to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. The Company reports revenue in six geographic regions: North America; Mexico; South and Central America; EMEA, which consists of Europe, the Middle East and Africa; Asia Pacific (excluding China); and China.

2. Basis of Presentation

The Company’s consolidated financial statements refer to Herbalife Ltd. and its subsidiaries.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net), which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on how an entity should identify performance obligations in contracts with customers, and how it should account for licensing arrangements with customers. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the original effective date of December 15, 2016. The Company continues to assess the impact the adoption of this series of updates will have on its consolidated financial statements. The Company has not completed its accounting assessments related to the new standard and has not yet determined the financial impact as of December 31, 2016. The Company is analyzing its worldwide business, its revenue streams and its payments to Members to determine the timing of recognition and the income statement classification. The Company expects to update its disclosure in future periods once its analysis is complete.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as noncurrent on the balance sheet. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted ASU 2015-17 as of October 1, 2016. The prospective adoption of this guidance resulted in the classification of all deferred tax assets and deferred tax liabilities as non-current on the Company’s consolidated balance sheet as of December 31, 2016. Prior periods were not reclassified.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize a lease liability and a right-of-use asset, measured at the present value of the future minimum lease payments, at the lease commencement date. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach must be applied for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is evaluating the potential impact of this adoption on its consolidated financial statements, however, increases in both assets and liabilities are expected.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. This guidance will require recognizing the Company’s excess tax benefits on share-based compensation arrangements in the tax provision, instead of in equity as under the current guidance. In addition, these amounts will be classified as an operating activity in the statement of cash flows rather than a financing activity. The amendments in this update are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance will result in excess tax benefits or deficiencies related to the exercise of share-based compensation awards to employees being included in the determination of the Company’s income tax provision, which could significantly impact the Company’s consolidated net income in future periods. As of December 31, 2016, the Company is unable to quantify the expected financial impact to its future periods consolidated net income. The adoption of this guidance will also increase the number of shares used in the calculation of fully diluted earnings per share due to the reduction in assumed proceeds under the treasury stock method which would also impact how the Company determines its earnings per share calculation. The Company plans to adopt this update in the first quarter of 2017. Upon adoption, the Company will also recognize $29.6 million of its unrecognized excess tax benefits, described further in Note 12, Income Taxes, as deferred tax assets on its consolidated balance sheet.

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

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control. This ASU changes how a single decision maker will consider its indirect interests when performing the primary beneficiary analysis under the variable interest entity, or VIE, model. The amendments in this update require that a single decision maker consider the indirect interest held by a related party under common control on a proportionate basis, not in its entirety as previously required. The amendments in this update do not change the characteristics of a primary beneficiary in the VIE model. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments of this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Significant Accounting Policies

Consolidation Policy

The consolidated financial statements include the accounts of Herbalife Ltd. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Foreign Currency Translation and Transactions

In the majority of the countries that the Company operates, the functional currency is the local currency. The Company’s foreign subsidiaries’ asset and liability accounts are translated for consolidated financial reporting purposes into U.S. dollar amounts at year-end exchange rates. Revenue and expense accounts are translated at the average rates during the year. Foreign exchange translation adjustments are included in accumulated other comprehensive loss on the accompanying consolidated balance sheets. Foreign currency transaction gains and losses, which include the cost of foreign currency derivative contracts and the related settlement gains and losses but excluding certain foreign currency derivatives designated as cash flow hedges as discussed in Note 11, Derivative Instruments and Hedging Activities, are included in selling, general and administrative expenses in the accompanying consolidated statements of income. The Company recorded net foreign currency transaction losses of $11.4 million, $34.7 million, and $219.0 million, for the years ended December 31, 2016, 2015, and 2014, respectively, which includes the foreign exchange impact relating to the Company’s Venezuelan subsidiary, Herbalife Venezuela. Herbalife Venezuela’s foreign currency financial statement impact is discussed further below within this Note.

Forward Exchange Contracts and Interest Rate Swaps

The Company enters into foreign currency derivatives, primarily comprised of foreign currency forward contracts, in managing its foreign exchange risk on sales to Members, inventory purchases denominated in foreign currencies, and intercompany transactions and loans. The Company also previously entered into interest rate swaps in managing its interest rate risk on its variable rate credit facility. The Company does not use the contracts for trading purposes.

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

The Company has a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of the Company’s participating subsidiaries to withdraw cash from this financial institution based upon the Company’s aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. To the extent any participating location on an individual basis is in an overdraft position, these overdrafts will be recorded as liabilities and reflected as financing activities in the Company’s consolidated balance sheets and consolidated statement of cash flows, respectively. As of December 31, 2016 and December 31, 2015, the Company did not owe any amounts to this financial institution.

Accounts Receivable

Accounts receivable consist principally of receivables from credit card companies, arising from the sale of products to the Company’s Members, and receivables from importers, who are utilized in a limited number of countries to sell products to Members.

The Company believes the concentration of its collection risk related to its credit card receivables is diminished due to the geographic dispersion of its receivables. The receivables from credit card companies were $51.8 million and $49.3 million as of December 31, 2016 and 2015, respectively. Substantially all of the receivables from credit card companies were current as of December 31, 2016 and 2015. Although receivables from importers can be significant, the Company performs ongoing credit evaluations of its importers and maintains an allowance for potential credit losses. The Company considers customer credit-worthiness, past and current transaction history with the customer, contractual terms, current economic industry trends, and changes in customer payment terms when determining whether collectability is reasonably assured and whether to record allowances for its receivables. If the financial condition of the Company’s customers deteriorates and adversely affects their ability to make payments, additional allowances will be recorded. The Company believes that it provides adequate allowances for receivables from its Members and importers which are not material to its consolidated financial statements. During the years ended December 31, 2016, 2015, and 2014, the Company recorded $1.0 million, $3.7 million, and $2.2 million, respectively, in bad-debt expense related to allowances for the Company’s receivables. As of December 31, 2016 and 2015, the Company’s allowance for doubtful accounts was $1.3 million and $1.5 million, respectively. As of December 31, 2016 and 2015, the majority of the Company’s total outstanding accounts receivable were current.

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
•

The Company’s variable rate revolving credit facility is recorded at carrying value and is considered to approximate its fair value. The Company’s convertible senior notes issued in February 2014, or the Convertible Notes, are recorded at carrying value, and their fair value is determined using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Notes trading price, volatility and dividend yield as of December 31, 2016, to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. See Note 4, Long-Term Debt for a further description.

Inventories

Inventories are stated at the lower of cost (primarily on the first-in, first-out basis) and net realizable value.

Debt Issuance Costs

Debt issuance costs represent fees and expenses related to the borrowing of the Company’s long-term debt and are amortized over the term of the related debt using the effective interest method. Debt issuance costs, except for the Company’s revolving credit facility, are recorded as a reduction to debt (contra-liability) within the Company’s consolidated balance sheets. Total amortization expense related to debt issuance costs were $7.9 million, $8.5 million, and $6.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, the Company’s remaining unamortized debt issuance cost was $11.9 million and $19.8 million, respectively.

Long-Lived Assets

At December 31, 2016 and 2015, the Company’s net property, plant and equipment consisted of the following (in millions):

	December 31,
	2016	2015
Property, plant and equipment — at cost:
Land and Building	$51.0	$22.2
Furniture and fixtures	25.9	25.0
Equipment	719.8	652.4
Building and leasehold improvements	185.7	177.0
	982.4	876.6
Less: accumulated depreciation and amortization	(604.4)	(537.4)
Net property, plant and equipment	$378.0	$339.2

In December 2012, the Company purchased an approximate 800,000 square foot facility in Winston-Salem, North Carolina, for approximately $22.2 million. The Company allocated $18.8 million and $3.4 million between buildings and land respectively, based on their relative fair values. In April 2016, the Company purchased one of its office buildings in Torrance, California, which it had previously leased, for approximately $29.6 million. The Company allocated $16.9 million and $11.6 million, which was net of the deferred rent liability of $1.1 million, between buildings and land, respectively, based on their relative fair values. As of December 31, 2016 and 2015, these amounts have been reflected in property, plant and equipment on the Company’s accompanying consolidated balance sheets.

Depreciation of furniture, fixtures, and equipment (includes computer hardware and software) is computed on a straight-line basis over the estimated useful lives of the related assets, which range from three to ten years. The Company capitalizes eligible costs to acquire or develop internal-use software that are incurred subsequent to the preliminary project stage. Computer hardware and software, the majority of which is comprised of capitalized internal-use software costs, was $145.7 million and $140.2 million as of December 31, 2016 and 2015, respectively, net of accumulated depreciation. Leasehold improvements are amortized on a straight-line basis over the life of the related asset or the term of the lease, whichever is shorter. Buildings are depreciated over 40 years. Building improvements are generally depreciated over ten to fifteen years. Land is not depreciated. Depreciation and amortization expenses recorded to selling, general and administrative expenses totaled $80.7 million, $82.5 million, and $81.5 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Measurement of an impairment loss is based on the estimated fair value of the asset.

Goodwill and marketing related intangible assets with indefinite lives are evaluated on an annual basis for impairment or more frequently if events or changes in circumstances indicate that the asset might be impaired. For goodwill, the Company uses a discounted cash flow approach to estimate the fair value of a reporting unit. If the fair value of the reporting unit is less than the carrying value then the implied fair value of the goodwill must be determined. If the implied fair value of the goodwill is less than its carrying value then a goodwill impairment amount is recorded for the difference. For the marketing related intangible assets, the Company uses a discounted cash flow model under the relief-from-royalty method in order to determine the fair value. If the fair value is less than its carrying value then an impairment amount is recorded for the difference. During the years ended December 31, 2016, 2015, and 2014, there were no additions to goodwill or marketing related intangible assets or impairments of goodwill or marketing related intangible assets. At December 31, 2016 and 2015, the marketing related intangible asset balance was $310.0 million which consisted of the Company’s trademark, trade name, and marketing franchise. As of December 31, 2016 and 2015, the goodwill balance was $89.9 million and $91.8 million, respectively. The decreases in goodwill during the years ended December 31, 2016 and 2015 were due to cumulative translation adjustments.

Other Assets

Other assets on the Company’s accompanying consolidated balance sheets include long-term deferred tax assets of $155.2 million and $7.8 million at December 31, 2016 and 2015, respectively. As noted above in Note 2, Basis of Presentation, the Company adopted ASU 2015-17 and applied its provisions prospectively which resulted in the classification of all deferred tax assets as non-current on the Company’s consolidated balance sheet at December 31, 2016. The current portion of deferred tax assets at December 31, 2015 was not reclassified to non-current.

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

Royalty Overrides

Certain Members may earn commissions, called royalty overrides which include production bonuses, based on retail sales volume. Royalty overrides are based on the retail sales volume of certain other Members who are sponsored directly or indirectly by the Member. Royalty overrides are recorded when the products are delivered and revenue is recognized. The royalty overrides are compensation to Members for services rendered including the development, retention and the improved productivity of their sales organizations. As such royalty overrides are classified as an operating expense. Non-U.S. royalty override checks that have aged, for a variety of reasons, beyond a certainty of being paid, are taken back into income. Management has estimated this period of certainty to be three years worldwide.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments, the effective portion of the unrealized gains or losses on derivatives, and unrealized gains or losses on available-for-sale investments.

Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

	December 31,
	2016	2015	2014
Foreign currency translation adjustment, net of tax	$(215.5)	$(183.0)	$(96.4)
Unrealized gain on derivatives, net of tax	10.4	17.4	18.0
Unrealized gain on available-for-sale investments, net of tax	—	0.1	0.2
Total accumulated other comprehensive loss	$(205.1)	$(165.5)	$(78.2)

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

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the year ended December 31, 2016, the Company recognized government grant income of approximately $34.2 million in other operating income within its consolidated statements of income, related to its regional headquarters and distribution centers within China. To conform with the current period presentation, for the year ended December 31, 2015, $6.5 million in government grant income in China has been reclassified from selling, general, and administrative expenses to other operating income within its consolidated statements of income. The Company did not recognize any such grant income in the year ended December 31, 2014. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

On October 30, 2016, an arbitration tribunal awarded the Company approximately $29.7 million in connection with the re-audit of the Company’s 2010 to 2012 financial statements after the resignation of KPMG as the Company’s independent registered public accounting firm. This amount has been recognized in other operating income within the Company’s consolidated financial statements for the year ended December 31, 2016.

Professional Fees

The Company expenses professional fees, including legal fees, as incurred. These professional fees are included in selling, general and administrative expenses in the Company’s consolidated statements of income.

Advertising

Advertising costs, including Company sponsorships, are expensed as incurred and amounted to approximately $64.8 million, $66.1 million, and $69.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. These expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

The following are the common share amounts used to compute the basic and diluted earnings per share for each period (in millions):

	Year Ended December 31,
	2016	2015	2014
Weighted average shares used in basic computations	83.0	82.6	86.3
Dilutive effect of exercise of equity grants outstanding	3.1	2.7	4.5
Weighted average shares used in diluted computations	86.1	85.3	90.8

There were an aggregate of 4.5 million, 5.4 million, and 2.7 million of equity grants, consisting of stock options, SARs, and stock units that were outstanding during the years ended December 31, 2016, 2015, and 2014, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition of the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the years ended December 31, 2016, 2015, and 2014, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the years ended December 31, 2016, 2015, and 2014. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

The Capped Call Transactions executed in connection with the issuance of the Convertible Notes are excluded from the calculation of diluted earnings per share because their impact is always anti-dilutive.

Revenue Recognition

The Company generally recognizes revenue upon delivery and when both the title and risk and rewards pass to the Member or importer, or as products are sold in China to and through independent service providers, sales representatives, and sales officers to customers and preferred customers, as well as through Company-operated retail stores when necessary. Product sales are recognized net of product returns and discounts referred to as “distributor allowances.” Net sales include product sales and shipping and handling revenues. Shipping and handling costs paid by the Company are included in cost of sales. The Company generally receives the net sales price in cash or through credit card payments at the point of sale. The Company currently presents sales taxes collected from customers on a net basis. Allowances for product returns, primarily in connection with the Company’s buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Allowances for product returns were $3.9 million, $3.9 million, and $4.3 million as of December 31, 2016, 2015, and 2014, respectively. Product returns were $4.5 million, $5.0 million, and $7.3 million during the years ended December 31, 2016, 2015, and 2014, respectively.

Non-Cash Investing and Financing Activities

During the years ended December 31, 2016, 2015 and 2014, the Company recorded $12.7 million, $12.3 million, and $12.3 million, respectively, of non-cash capital expenditures. In addition, during the year ended December 31, 2015, the Company recorded $15.0 million of a non-cash release of deposits in escrow that were used to reduce the Company’s accrued expense liability.

During the years ended December 31, 2016 and 2015, the Company recorded $20.8 million and $17.3 million of non-cash borrowings that were used to finance software maintenance. Additionally, see Note 8, Shareholders’ (Deficit) Equity for information on the Company’s non-cash financing activities related to the prepaid forward share repurchases transaction.

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

Venezuela

The adverse operating environment in Venezuela continues to be challenging for the Company’s Venezuela business, with high inflation, pricing limitations, importation restrictions, and foreign exchange restrictions. Foreign exchange controls in Venezuela continue to limit Herbalife Venezuela’s ability to repatriate earnings and settle its intercompany shipment obligations at any official rate. As a result, this has continued to significantly limit Herbalife Venezuela’s ability to acquire its U.S. dollar denominated raw materials and finished good inventory. Despite these currency exchange restrictions, the Company continues to control Herbalife Venezuela and its operations. Therefore, the Company continues to consolidate Herbalife Venezuela in its consolidated financial statements.

Venezuela’s inflation rate as measured using the blended National Consumer Price Index and Consumer Price Index rate exceeded a three-year cumulative inflation rate of 100% as of December 31, 2009. Accordingly, effective January 1, 2010, Venezuela was considered a highly inflationary economy. Pursuant to the highly inflationary basis of accounting under U.S. GAAP, Herbalife Venezuela changed its functional currency from the Bolivar to the U.S. dollar and the Company no longer translates Herbalife Venezuela’s financial statements as its functional currency is the U.S. dollar.

During the years ended December 31, 2016, 2015, and 2014, the Company recognized foreign exchange losses and other related charges of $7.2 million, $42.8 million and $229.0 million within its consolidated statements of income related to its Venezuelan operations, respectively. Herbalife Venezuela’s net sales represented less than 1% for the years ended December 31, 2016 and 2015 and approximately 3% of the Company’s consolidated net sales for the year ended December 31, 2014, and its total assets represented less than 1% of the Company’s consolidated total assets as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, Herbalife Venezuela’s cash and cash equivalents primarily consisted of Bolivar-denominated cash of approximately $0.8 million and $7.7 million, respectively.

3. Inventories

The following are the major classes of inventory (in millions):

	December 31,
	2016	2015
Raw materials	$49.3	$41.5
Work in process	3.9	3.8
Finished goods	318.1	286.7
Total	$371.3	$332.0

4. Long-Term Debt

Long-term debt consists of the following (in millions):

	December 31,
	2016	2015
Senior secured credit facility, carrying value(1)	$410.0	$639.5
Convertible senior notes, carrying value of liability component	1,024.8	982.5
Other	13.1	—
Total	1,447.9	1,622.0
Less: current portion	9.5	229.5
Long-term portion	$1,438.4	$1,392.5

(1)

On February 15, 2017, the Company entered into a new credit facility and repaid the $410.0 million outstanding balance under its senior secured credit facility, as described in Note 15, Subsequent Events. In accordance with ASC Topic 470, Debt, the Company classified the $410.0 million outstanding balance on the senior secured credit facility, which was due in March 2017, as long-term debt as of December 31, 2016.

Senior Secured Credit Facility

On March 9, 2011, the Company entered into a $700.0 million senior secured revolving credit facility, or the Credit Facility, with a syndicate of financial institutions as lenders and terminated its prior senior secured credit facility, or the Prior Credit Facility.

In March 2011, the Company used $196.0 million in U.S. dollar borrowings under the Credit Facility to repay all amounts outstanding under the Prior Credit Facility. The Company incurred approximately $5.7 million of debt issuance costs in connection with the Credit Facility. These debt issuance costs were recorded on the Company’s consolidated balance sheets and are being amortized over the term of the Credit Facility.

On July 26, 2012, the Company amended the Credit Facility to include a $500.0 million term loan with a syndicate of financial institutions as lenders, or the Term Loan. The Term Loan was a part of the Credit Facility and was in addition to the Company’s current revolving credit facility.

In July 2012, the Company used all $500.0 million of the borrowings under the Term Loan to pay down amounts outstanding under the Company’s revolving credit facility. The Company incurred approximately $4.5 million of debt issuance costs in connection with the Term Loan. These debt issuance costs were recorded on the Company’s consolidated balance sheets and amortized over the life of the Term Loan. The Term Loan matured on March 9, 2016 and was repaid in full.

In February 2014, in connection with issuing the $1.15 billion Convertible Notes described below, the Company amended the Credit Facility. Pursuant to this amendment, the Company amended the terms of the Credit Facility to provide for technical amendments to the indebtedness, asset sale and dividend covenants and the cross-default event of default to accommodate the issuance of the convertible senior notes described below and the capped call and prepaid forward share repurchase transactions described in greater detail in Note 8, Shareholders’ (Deficit) Equity. The amendment also increased by 0.50% the highest applicable margin payable by Herbalife in the event that Herbalife’s consolidated total leverage ratio is equal to or exceeds 2.50 to 1.00 and increased the permitted consolidated total leverage ratio of Herbalife under the Credit Facility. The Company incurred approximately $2.3 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s consolidated balance sheets and are being amortized over the life of the Credit Facility.

On May 4, 2015, the Company amended its Credit Facility to extend the maturity date of its revolving credit facility by one year to March 9, 2017. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on the Term Loan and revolving credit facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its revolving credit facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015. The total available borrowing capacity under the revolving credit facility was $425.0 million as of December 31, 2016. Prior to March 9, 2016, the interest rates on the Company’s borrowings under the Credit Facility remained effectively unchanged except that the minimum applicable margin was increased by 0.50% and LIBOR was subject to a minimum floor of 0.25%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Credit Facility increased by 2.00% such that borrowings under the Credit Facility now bear interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%, based on the Company’s consolidated leverage ratio. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. The debt issuance costs are recorded on the Company’s consolidated balance sheets and are being amortized over the life of the revolving credit facility.

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

The Credit Facility requires the Company to comply with a leverage ratio and a coverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates. The Credit Facility restricts the Company’s ability to pay dividends or repurchase its common shares to a maximum of $233.0 million until maturity and for every one dollar of share repurchase or dividend paid, the revolving credit facility’s borrowing capacity is permanently decreased by two dollars. The Credit Facility also provides for the grant of security interest on certain additional assets of the Company and its subsidiaries. The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of December 31, 2016 and 2015, the Company was compliant with its debt covenants under the Credit Facility.

On December 31, 2016 and December 31, 2015, the weighted-average interest rate for borrowings under the Credit Facility was 4.29% and 2.78%, respectively.

During 2016, the Company borrowed an aggregate amount of $200.0 million and paid a total amount of $429.7 million under the Credit Facility. During 2015, the Company did not make any borrowings and paid a total amount of $210.3 million under the Credit Facility. During 2014, the Company borrowed an aggregate amount of $50.0 million and paid a total amount of $131.3 million under the Credit Facility. As of December 31, 2016, the U.S. dollar amount outstanding under the revolving credit facility was $410.0 million. As of December 31, 2015, the U.S. dollar amount outstanding under the Credit Facility was $639.7 million, which consisted of $229.7 million outstanding on the Term Loan and $410.0 million outstanding on the revolving credit facility. There were no outstanding foreign currency borrowings as of December 31, 2016 and December 31, 2015 under the Credit Facility.

The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan approximated their carrying values as of December 31, 2016 and 2015, due to their variable interest rates which reprice frequently and represent floating market rates. The fair value of the outstanding borrowings on the Company’s revolving credit facility and Term Loan are determined by utilizing Level 2 inputs as defined in Note 13, Fair Value Measurements, such as observable market interest rates and yield curves.

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

As of December 31, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $125.2 million, and the carrying amount of the liability component was $1,024.8 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2015, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $167.6 million, and the carrying amount of the liability component was $982.5 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2016, the fair value of the liability component relating to the Convertible Notes was approximately $961.3 million. As of December 31, 2015, the fair value of the liability component relating to the Convertible Notes was approximately $795.9 million. At December 31, 2016 and 2015, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the years ended December 31, 2016, 2015, and 2014, the Company recognized $65.3 million, $61.7 million, and $55.1 million of interest expense relating to the Convertible Notes, respectively, which included $38.6 million, $35.7 million, and $30.8 million relating to non-cash interest expense relating to the debt discount, respectively, and $3.8 million, $3.2 million, $3.3 million relating to amortization of deferred financing costs, respectively. The Company’s total interest expense, including the Credit Facility, was $99.3 million, $100.5 million, and $91.7 million, for the years ended December 31, 2016, 2015, and 2014, respectively, which was recognized within its consolidated statement of income.

As of December 31, 2016, annual scheduled principal payments of debt were: $419.5 million; $2.9 million; $1,150.4 million; and $0.3 million for the years ended December 31, 2017, 2018, 2019 and 2020, respectively.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of December 31, 2016, the Company had $36.7 million of issued but undrawn letters of credit or similar arrangements, which included the Mexico VAT related surety bonds described in Note 7, Contingencies.

5. Lease obligations

The Company has warehouse, office, furniture, fixtures and equipment leases, which expire at various dates through 2025. Under the lease agreements, the Company is also obligated to pay property taxes, insurance and maintenance costs.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating leases at December 31, 2016, were as follows (in millions):

Operating
2017	$48.1
2018	37.5
2019	25.2
2020	16.4
2021	7.2
Thereafter	7.4
Total	$141.8

The Company recognizes rental expense on a straight-line basis. Rental expense for the years ended December 31, 2016, 2015, and 2014, was $53.4 million, $58.0 million, and $60.0 million, respectively.

There was no material property, plant and equipment under capital leases included in property, plant and equipment on the accompanying consolidated balance sheets at December 31, 2016 and December 31, 2015.

6. Employee Compensation Plans

In the United States, the Company maintains a profit sharing plan pursuant to Sections 401(a) and (k) of the Internal Revenue Code of 1986, as amended, or the Code. The plan is available to substantially all employees who meet the length of service requirements. The Company’s contribution expense relating to this profit sharing plan was $4.8 million, $4.3 million, and $3.5 million during the years ended December 31, 2016, 2015, and 2014, respectively.

The Company has employees in international countries that are covered by various deferred compensation plans. These plans are administered based upon the legal requirements in the countries in which they are established. The Company’s compensation expenses relating to these plans were $5.8 million, $5.5 million, and $7.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company has non-qualified deferred compensation plans for select groups of management: the Herbalife Management Deferred Compensation Plan and the Herbalife Senior Executive Deferred Compensation Plan. The matching contribution was 3.5% of a participant’s annual base salary in excess of the Qualified Plan annual compensation limit and the amount by which deferrals reduce 401(k) eligible pay below the IRS limit.

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

The total expense for the two non-qualified deferred compensation plans, excluding participant contributions, was $3.6 million, $0.1 million, and $1.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The total long-term deferred compensation liability under the two deferred compensation plans was $50.0 million and $43.6 million at December 31, 2016 and 2015, respectively.

The deferred compensation plans are unfunded and their benefits are paid from the general assets of the Company, except that the Company has contributed to a “rabbi trust” whose assets will be used to pay the benefits if the Company remains solvent, but can be reached by the Company’s creditors if the Company becomes insolvent. The value of the assets in the “rabbi trust” was $30.6 million and $29.3 million as of December 31, 2016 and 2015, respectively.

7. Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $56 million, translated at the December 31, 2016 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision. Litigation of the appeal is ongoing. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $14.2 million, translated at the December 31, 2016 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $15.8 million, translated at the December 31, 2016 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

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

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. In March 2015, the Company commenced litigation in the Tax Court of Mexico to reclaim the VAT refund pertaining specifically to the July 2013 period. In July 2016, the Company withdrew its VAT refund claim as it has elected to apply this immaterial amount against certain future tax liabilities. As of December 31, 2016, the Company had $44.0 million of Mexico VAT related assets, of which $35.5 million was within non-current other assets and $8.5 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At December 31, 2016, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.2 million, translated at the December 31, 2016 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.4 million, translated at the December 31, 2016 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016. The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future. The Company had $16.0 million, translated at the December 31, 2016 spot rate, of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $49.4 million, translated at the December 31, 2016 spot rate, relating to various ICMS issues for its 2013 tax year and it is possible the Company could receive a similar assessment for its 2014 tax year. In August 2016, the

Company filed a first level administrative appeal which was denied in February 2017. The Company plans to file further appeals. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received assessments from other states in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments relating to other states in Brazil. The Company had issued surety bonds in the aggregate amount of $10.8 million, translated at the December 31, 2016 spot rate, through an insurance company to guarantee payment of the three tax assessments as required while the Company pursues the appeals. In addition, the Company has received several ICMS tax assessments in the aggregate amount of $9.4 million, translated at the December 31, 2016 spot rate, from several Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $5.1 million, translated at the December 31, 2016 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $29.7 million translated at the December 31, 2016 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its consolidated balance sheet. The Company lodged a first level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment of approximately $2.1 million translated at the December 31, 2016 spot rate, with respect to Social Security Contributions on Member earnings for the 2006 year.  For Social Security issues, the Statute of Limitations is open for 2007 and later years in Greece.  The Company could receive similar assessments covering other years.  The Company disputes the allegations raised in the assessment and intends to timely appeal the assessment.  The Company has not recognized a loss as it does not believe a loss is probable.

U.S. Federal Trade Commission Consent Order

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

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company agreed to make, through its wholly owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC within seven days of entry of the Consent Order. The $200 million settlement amount is recognized in selling, general and administrative expenses within the Company’s consolidated statements of income for the year ended December 31, 2016 and was paid in July 2016. Additionally, pursuant to the Consent Order, the Company has agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which the Company will have 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase products for their own household use, or “distributors” – who are members who wish to resell some products or build a sales organization. Although not required until May 2017, in October 2016 we initiated the process of allowing existing Members in the U.S. to affirmatively elect to be classified as either preferred members or as independent distributors. The Company also agreed to compensate distributors on U.S. retail sales within their downline organization, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and an independent compliance auditor will have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, the Company and the FTC mutually selected Affiliated Monitors, Inc. to serve as the independent compliance auditor. The Company intends to monitor the impact of the Consent Order regularly and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

Other Matters

As a marketer of foods, dietary and nutritional supplements, and other products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. The effects of these claims to date have not been material to the Company. The Company currently maintains product liability insurance with an annual deductible of $15 million.

The SEC and the Department of Justice have requested from the Company documents and other information relating to the Company’s anti-corruption compliance in China and the Company is conducting its own review. The Company is cooperating with the government and cannot predict the eventual scope, duration, or outcome of the matter at this time.

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

These matters described in this Note may take several years to resolve. While the Company believes it has meritorious defenses, it cannot be sure of their ultimate resolution. Although the Company may reserve amounts for certain matters that the Company believes represent the most likely outcome of the resolution of these related disputes, if the Company is incorrect in its assessment, the Company may have to record additional expenses, when it becomes probable that an increased potential liability is warranted.

8. Shareholders’ (Deficit) Equity

The Company had 93.1 million, 92.7 million, and 92.2 million common shares outstanding at December 31, 2016, 2015, and 2014, respectively. In December 2004, the Company authorized 7.5 million preference shares at $0.002 par value. The 7.5 million authorized preference shares remained unissued as of December 31, 2016. Preference shares may be issued from time to time in one or more series, each of such series to have such voting powers (full or limited or without voting powers), designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as determined by the Company’s board of directors.

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

On April 28, 2014, the Company announced that its board of directors approved terminating its quarterly cash dividend and instead utilizing the cash to repurchase additional common shares. The aggregate amount of dividends paid and declared during the fiscal year ended December 31, 2014 was approximately $30.4 million. The Company did not pay or declare any dividends during the fiscal years ended December 31, 2016 and 2015.

During the year ended December 31, 2014, the Company received $3.4 million of dividends primarily relating to the Forward Transactions described below which was recorded directly to its (accumulated deficit) retained earnings. The Company did not receive any dividends during the years ended December 31, 2016 and 2015.

Share Repurchases

On July 30, 2012, the Company announced that its board of directors authorized a new $1 billion share repurchase program that will expire on June 30, 2017. On February 3, 2014, the Company announced that its board of directors authorized an increase in the existing share repurchase authorization to an available balance of $1.5 billion. This share repurchase program allows the Company to repurchase its common shares, at such times and prices as determined by the Company’s management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares up to a specified cap as long as no default or event of default exists and the consolidated leverage ratio specified in the Credit Facility is not exceeded. See Note 4, Long-Term Debt, for further information on restrictions concerning the Company’s ability to repurchase its common shares and Note 15, Subsequent Events, to the Consolidated Financial Statements for further information on the Company’s new senior secured credit facility and the Company’s new share repurchase program.

In conjunction with the issuance of the Convertible Notes during February 2014, the Company paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which the Company purchased approximately 9.9 million common shares for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The Forward Transactions were generally expected to facilitate privately negotiated derivative transactions between the Forward Counterparties and holders of the Convertible Notes, including swaps, relating to the common shares by which holders of the Convertible Notes establish short positions relating to the common shares and otherwise hedge their investments in the Convertible Notes concurrently with, or shortly after, the pricing of the Convertible Notes. As a result of the Forward Transactions, the Company’s total shareholders’ (deficit) equity within its consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between (accumulated deficit) retained earnings and additional paid-in-capital, respectively, within total shareholders’ (deficit) equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $6.5 million, $6.5 million and $5.8 million, respectively, of non-cash interest expense within its consolidated statement of income relating to amortization of these non-cash issuance costs.

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

The Company did not repurchase any of its common shares in the open market during the years ended December 31, 2016 and 2015. During the year ended December 31, 2014, the Company repurchased 19.7 million of its common shares through open market purchases, the Repurchase Agreement, and the Forward Transactions at an aggregate cost of approximately $1,267.1 million, or an average cost of $64.25 per share. The approximate 9.9 million common shares effectively repurchased through the Forward Transactions are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. During the years ended December 31, 2016, 2015, and 2014, the Company also withheld shares on its vested RSUs and exercised SARs relating to its share-based compensation plans, which are treated as share repurchases in the Company’s consolidated financial statements as discussed further below. As of December 31, 2016, the remaining authorized capacity under the Company’s share repurchase program was $232.9 million inclusive of reductions for the Forward Transactions.

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

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrealized Gain (Loss) on Available-For- Sale Investments	Total
	(In millions)
Balance at December 31, 2013	$(25.6)	$5.7	$0.1	$(19.8)
Other comprehensive income (loss) before reclassifications, net of tax	(70.8)	16.3	8.6	(45.9)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(4.0)	(8.5)	(12.5)
Total other comprehensive income (loss), net of reclassifications	(70.8)	12.3	0.1	(58.4)
Balance at December 31, 2014	$(96.4)	$18.0	$0.2	$(78.2)
Other comprehensive income (loss) before reclassifications, net of tax	(86.6)	15.4	(1.7)	(72.9)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(16.0)	1.6	(14.4)
Total other comprehensive income (loss), net of reclassifications	(86.6)	(0.6)	(0.1)	(87.3)
Balance at December 31, 2015	$(183.0)	$17.4	$0.1	$(165.5)
Other comprehensive income (loss) before reclassifications, net of tax	(32.5)	8.4	—	(24.1)
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(15.4)	(0.1)	(15.5)
Total other comprehensive income (loss), net of reclassifications	(32.5)	(7.0)	(0.1)	(39.6)
Balance at December 31, 2016	$(215.5)	$10.4	$—	$(205.1)

(1)

See Note 2, Basis of Presentation, and Note 11, Derivative Instruments and Hedging Activities, for information regarding the location in the consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the years ended December 31, 2016, 2015, and 2014.

Other comprehensive income (loss) before reclassifications was net of tax expense of $5.2 million and tax benefits of $0.3 million for foreign currency translation adjustments and unrealized gain (loss) on derivatives, respectively, for the year ended December 31, 2016. Amounts reclassified from accumulated other comprehensive income (loss) to income was net of tax expense of $0.1 million for unrealized gain (loss) on available-for-sale investments for the year ended December 31, 2016.

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

9. Share-Based Compensation

The Company has four share-based compensation plans: the Amended and Restated Herbalife Ltd. 2005 Stock Incentive Plan, or the 2005 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan, or the 2014 Stock Incentive Plan, the Amended and Restated Herbalife Ltd. Independent Directors Deferred Compensation and Stock Unit Plan, or the Independent Director Stock Unit Plan, and the Amended and Restated Non-Management Directors Compensation Plan, or the Non-Management Directors Plan. The 2014 Stock Incentive Plan replaced the 2005 Stock Incentive Plan and after the adoption thereof, no additional awards were made under the 2005 Stock Incentive Plan. The terms of the 2014 Stock Incentive Plan are substantially similar to the terms of the 2005 Stock Incentive Plan. The 2014 Stock Incentive Plan authorizes the issuance of 8,700,000 common shares pursuant to awards granted under the plan, plus any shares that remained available for issuance under the 2005 Stock Incentive Plan as of April 29, 2014. The purpose of the Independent Directors Stock Unit Plan and the Non-Management Directors Plan is to facilitate equity ownership in the Company by its directors through equity awards. At December 31, 2016, an aggregate of approximately 5.5 million common shares remain available for future issuance under the 2014 Stock Incentive Plan.

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

Awards can be subject to the following: market and service conditions, or market condition awards; performance and service conditions, or performance condition awards; market, service and performance conditions, or market and performance condition awards; or be subject only to continued service with the Company, or service condition awards. All awards granted by the Company are market condition awards, performance condition awards, market and performance condition awards, or service condition awards. Unless otherwise determined at the time of grant, the value of each stock unit shall be equal to one common share of Herbalife. The Company’s stock compensation awards outstanding as of December 31, 2016 include SARs and stock units.

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

During the years ended December 31, 2016, 2015 and 2014, the Company granted SARs with performance conditions to certain employees. These awards vest 20% in the first succeeding year, 20% in the second succeeding year, and 60% in the third succeeding year, subject to achievement of certain sales leader retention metrics. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the graded vesting method.

During the years ended December 31, 2016, 2015, and 2014, the Company granted SARs with service conditions to certain employees. The fair value of these SARs was determined on the date of grant using the Black-Scholes-Merton option pricing model. The compensation expense for these grants is recognized over the vesting term using the straight line method.

Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statements of income. For the years ended December 31, 2016, 2015, and 2014, share-based compensation expense relating to service condition awards amounted to $23.9 million, $26.8 million, and $27.9 million, respectively. For the years ended December 31, 2016 and 2015, share-based compensation expense relating to market condition awards amounted to $0.4 million and $0.3 million, respectively. No share-based compensation expense relating to market condition awards was recognized in the year ended December 31, 2014. For the years ended December 31, 2016, 2015 and 2014, share-based compensation expense relating to performance condition awards amounted to $15.9 million, $17.8 million, and $13.3 million, respectively. No share-based compensation expense related to market and performance condition awards was recognized in the years ended December 31, 2016 and 2015. For the year ended December 31, 2014, share-based compensation expense relating to market and performance condition awards amounted to $4.5 million. For the years ended December 31, 2016, 2015, and 2014, the related income tax benefits recognized in earnings for all awards amounted to $14.8 million, $16.6 million, and $16.6 million, respectively.

As of December 31, 2016, the total unrecognized compensation cost related to non-vested service condition stock awards was $31.0 million and the related weighted-average period over which it is expected to be recognized is approximately 1.8 years. As of December 31, 2016, the total unrecognized compensation cost related to non-vested performance condition awards was $17.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.6 years. As of December 31, 2016, the total unrecognized compensation cost related to non-vested market condition stock awards was $0.5 million and the related weighted-average period over which it is expected to be recognized is approximately 1.2 years.

Stock units are valued at the market value on the date of grant. The fair value of service condition SARs and performance condition SARs are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The fair value of SARs with market conditions or with market and performance conditions are estimated on the date of grant using the Monte Carlo lattice model. The Company calculates the expected term of its SARs based on historical data. All groups of employees have been determined to have similar historical exercise patterns for valuation purposes. The expected volatility of the SARs are based upon the historical volatility of the Company’s common shares and it is also validated against the volatility rates of a peer group of companies. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the SARs. The expected dividend yield assumption is based on the Company’s historical and expected amount of dividend payouts.

There were no stock options granted during the years ended December 31, 2016, 2015, and 2014. There were no SARs granted to independent directors during the years ended December 31, 2016, 2015 and 2014. The following table summarizes the weighted average assumptions used in the calculation of the fair value for service condition awards for the years ended December 31, 2016, 2015, and 2014:

	SARs
	Year Ended December 31,
	2016	2015	2014
Expected volatility	49.6%	48.7%	51.5%
Dividends yield	0.1%	1.6%	1.3%
Expected term	6.0 years	5.8 years	5.6 years
Risk-free interest rate	1.2%	1.6%	1.7%

The following table summarizes the weighted average assumptions used in the calculation of the fair value for performance condition awards granted during the years ended December 31, 2016, 2015 and 2014:

	SARs
	Year Ended December 31,
	2016	2015	2014
Expected volatility	49.6%	48.8%	52.0%
Dividends yield	0.0%	1.6%	1.3%
Expected term	6.0 years	5.8 years	5.6 years
Risk-free interest rate	1.2%	1.6%	1.7%

The following tables summarize the activity under all share-based compensation plans, which includes all stock awards, for the year ended December 31, 2016:

Stock Options & SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2015(2) (3)	12,076	$38.70	6.6 years	$216.4
Granted	1,400	$62.21
Exercised	(1,126)	$33.63
Forfeited	(352)	$52.29
Outstanding at December 31, 2016(2) (3)	11,998	$41.52	6.0 years	$148.7
Exercisable at December 31, 2016(4)	7,136	$38.80	4.5 years	$106.8

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock award.
(2)	Includes 0.1 million and 0.1 million market condition SARS as of December 31, 2016 and 2015, respectively.
(3)	Includes 2.9 million and 2.5 million performance condition SARs as of December 31, 2016 and 2015, respectively.
(4)	Includes 0.9 million performance condition SARs.

The weighted-average grant date fair value of service condition SARs granted during the years ended December 31, 2016, 2015, and 2014 was $29.33, $12.57, and $25.24, respectively. The weighted-average grant date fair value of SARs with performance conditions granted during the years ended December 31, 2016, 2015 and 2014 was $29.69, $13.65, and $25.98, respectively. The weighted-average grant date fair value of SARs with market conditions granted during the year ended December 31, 2015 was $9.87. The total intrinsic value of service condition stock options and SARs exercised during the years ended December 31, 2016, 2015, and 2014 was $32.3 million, $25.5 million, and $63.6 million, respectively. The total intrinsic value of performance condition SARs exercised during the year ended December 31, 2016 was $0.7 million. The total intrinsic value of market condition SARS exercised during the year ended December 31, 2015 was $11.4 million. There were no market condition SARS exercised during the years ended December 31, 2016 and 2014.

The following table summarizes the activities for stock units, primarily relating to directors of the Company, for the year ended December 31, 2016:

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested at December 31, 2015	34	$51.08
Granted	27	$62.30
Vested	(35)	$51.37
Forfeited	—
Outstanding and nonvested at December 31, 2016	26	$62.35

The total vesting date fair value of stock units which vested during the years ended December 31, 2016, 2015, and 2014 was $2.1 million, $1.3 million, and $9.0 million, respectively.

Employee Stock Purchase Plan

During 2007, the Company adopted a qualified employee stock purchase plan, or ESPP, which was implemented during the first quarter of 2008. In connection with the adoption of the ESPP, the Company has reserved for issuance a total of 2 million common shares. At December 31, 2016, approximately 1.7 million common shares remain available for future issuance. Under the terms of the ESPP, rights to purchase common shares may be granted to eligible qualified employees subject to certain restrictions. The ESPP enables the Company’s eligible employees, through payroll withholdings, to purchase a limited number of common shares at 85% of the fair market value of a common share at the purchase date. Purchases are made on a quarterly basis.

10. Segment Information

The Company is a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. The Company’s products are manufactured by third party providers and by the Company in its Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjiing, China Facility, Lake Forest, California facility, and Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. Revenues reflect sales of products by the Company to its Members and are categorized based on geographic location.

As of December 31, 2016, the Company sold products in 94 countries throughout the world and was organized and managed by six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented. The operating information for the two reportable segments, and sales by product line are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net Sales:
Primary Reporting Segment	$3,619.6	$3,622.8	$4,294.3
China	868.8	846.2	664.3
Total Net Sales	$4,488.4	$4,469.0	$4,958.6

Contribution Margin(1):
Primary Reporting Segment	$1,571.9	$1,598.8	$1,908.0
China(2)	789.3	762.8	596.6
Total Contribution Margin	$2,361.2	$2,361.6	$2,504.6
Selling, general and administrative expense (2)	1,966.9	1,784.5	1,991.1
Other operating income	(63.8)	(6.5)	—
Interest expense	99.3	100.5	91.7
Interest income	5.9	5.6	12.5
Other expense, net	—	2.3	13.0
Income before income taxes	364.7	486.4	421.3
Income taxes	104.7	147.3	112.6
Net Income	$260.0	$339.1	$308.7

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net sales by product line:
Weight Management	$2,864.5	$2,862.8	$3,177.0
Targeted Nutrition	1,062.8	1,015.4	1,108.5
Energy, Sports & Fitness	268.4	250.9	260.6
Outer Nutrition	110.4	133.0	178.9
Literature, Promotional and Other(3)	182.3	206.9	233.6
Total Net Sales	$4,488.4	$4,469.0	$4,958.6
Net sales by geographic area:
United States	$935.0	$860.0	$905.1
Mexico	446.6	479.9	567.9
China	868.8	846.2	664.3
Others	2,238.0	2,282.9	2,821.3
Total Net Sales	$4,488.4	$4,469.0	$4,958.6

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $407.1 million, $403.5 million, and $312.7 million for the years ended December 31, 2016, 2015, and 2014, respectively, are included in selling, general and administrative expenses.

(3)	Product buybacks and returns in all product categories are included in the literature, promotional and other category.

As of December 31, 2016 and 2015, goodwill allocated to the Company’s reporting units included in the Company’s Primary Reporting Segment was $86.8 million and $88.5 million, respectively. Goodwill allocated to the China segment was $3.1 million and $3.3 million as of December 31, 2016 and 2015, respectively.

The following table sets forth property, plant and equipment and deferred tax assets by geographic area:

	December 31,
	2016	2015	2014
	(In millions)
Property, Plant and Equipment, net:
United States	$290.7	$264.2	$289.8
Foreign	87.3	75.0	76.9
Total Property, Plant and Equipment, net	$378.0	$339.2	$366.7
Deferred Tax Assets:
United States	$218.7	$188.5	$154.3
Foreign	62.5	63.9	63.6
Total Deferred Tax Assets	$281.2	$252.4	$217.9

The majority of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2016 and 2015, the total amount of cash held by foreign subsidiaries reported in the Company’s consolidated balance sheets was $316.2 million and $310.5 million, respectively, of which $28.2 million and $19.1 million, respectively, was maintained or invested in U.S. dollars. At December 31, 2016 and 2015, the total amount of cash and cash equivalents held by the Company’s parent and its U.S. entities, inclusive of U.S. territories, was $527.8 million and $579.3 million, respectively.

11. Derivative Instruments and Hedging Activities

Foreign Currency Instruments

The Company designates certain foreign currency derivatives, primarily comprised of foreign currency forward contracts, as freestanding derivatives for which hedge accounting does not apply. The changes in the fair market value of these freestanding derivatives are included in selling, general and administrative expenses in the Company’s consolidated statements of income. The

Company uses freestanding foreign currency derivatives to hedge foreign-currency-denominated intercompany transactions and to partially mitigate the impact of foreign currency fluctuations. The fair value of the freestanding foreign currency derivatives is based on third-party quotes. The Company’s foreign currency derivative contracts are generally executed on a monthly basis.

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

As of December 31, 2016 and December 31, 2015, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $90.0 million and $112.8 million, respectively. At December 31, 2016, these outstanding contracts had maturity dates of less than fifteen months. The Company’s derivative financial instruments are recorded on the consolidated balance sheets at fair value based on third-party quotes. As of December 31, 2016, the Company recorded assets at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2015, the Company recorded assets at fair value of $4.2 million and liabilities at fair value of $0.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the years ended December 31, 2016, and 2015, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of December 31, 2016, and December 31, 2015.

As of December 31, 2016 and December 31, 2015, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month and two months as of December 31, 2016 and December 31, 2015, respectively.

The table below describes all foreign currency forward contracts that were outstanding as of December 31, 2016 and December 31, 2015:

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2016
Buy Chinese yuan sell Euro	7.51	$61.8	$1.0
Buy Colombian peso sell U.S. dollar	3,111.41	2.6	0.1
Buy Euro sell Australian dollar	1.46	1.7	—
Buy Euro sell Chilean peso	723.80	1.0	—
Buy Euro sell Hong Kong dollar	8.11	13.4	0.1
Buy Euro sell Indonesian rupiah	14,394.40	9.4	(0.1)
Buy Euro sell Japanese yen	122.54	0.6	—
Buy Euro sell Mexican peso	22.01	52.2	1.2
Buy Euro sell Peruvian nuevo sol	3.61	3.9	(0.1)
Buy Euro sell Philippine peso	53.11	5.4	(0.1)
Buy Euro sell Russian ruble	68.37	5.6	(0.3)
Buy Euro sell U.S. dollar	1.08	74.5	(1.5)
Buy Euro sell South African rand	15.02	3.4	(0.1)
Buy British pound sell Euro	0.84	3.1	—
Buy Hong Kong dollar sell Euro	8.11	11.9	(0.1)
Buy Indonesian rupiah sell Euro	14,222.02	3.9	—
Buy Korean won sell U.S. dollar	1,167.30	5.0	(0.2)
Buy Kazakhstani tenge sell U.S. dollar	342.00	0.9	—
Buy Mexican peso sell Euro	21.30	11.9	(0.3)
Buy Norwegian krone sell U.S. dollar	8.70	1.1	—
Buy Peruvian nuevo sol sell Euro	3.57	1.0	—
Buy Philippine peso sell Euro	52.42	1.7	—
Buy Russian ruble sell Euro	67.50	3.2	0.1
Buy Swedish krona sell U.S. dollar	9.17	0.8	—
Buy Taiwan dollar sell U.S. dollar	32.08	17.1	(0.1)
Buy U.S. dollar sell Colombian peso	3,092.61	5.6	(0.1)
Buy U.S. dollar sell Euro	1.06	140.4	4.5
Buy U.S. dollar sell Japanese yen	117.39	0.5	—
Buy U.S. dollar sell South African rand	14.14	2.1	(0.1)
Buy South African rand sell Euro	14.75	0.4	—
Buy South African rand sell U.S. dollar	14.24	1.1	—
Total forward contracts		$447.2	$3.9

Foreign Currency	Average Contract Rate	Original Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At December 31, 2015
Buy Chinese yuan sell Euro	6.98	$7.8	$(0.3)
Buy Chinese yuan sell U.S. dollar	6.47	118.9	(3.2)
Buy Colombian peso sell U.S. dollar	3,170.89	0.5	—
Buy Euro sell Australian dollar	1.52	2.0	—
Buy Euro sell Canadian dollar	1.53	1.1	—
Buy Euro sell Chinese yuan	7.15	3.7	—
Buy Euro sell Indonesian rupiah	15,620.20	15.0	(0.4)
Buy Euro sell Mexican peso	18.22	74.8	2.6
Buy Euro sell Peruvian nuevo sol	3.74	3.3	—
Buy Euro sell Philippine peso	50.19	1.2	—
Buy Euro sell Russian ruble	79.61	0.6	—
Buy Euro sell U.S. dollar	1.09	25.5	(0.2)
Buy British pound sell Euro	0.74	3.7	—
Buy Kazakhstani tenge sell U.S. dollar	297.53	1.8	(0.4)
Buy Mexican peso sell Euro	17.77	2.5	(0.1)
Buy Norwegian krone sell U.S. dollar	8.23	1.2	(0.1)
Buy Swedish krona sell U.S. dollar	8.21	2.0	—
Buy Taiwan dollar sell U.S. dollar	32.84	13.7	(0.1)
Buy U.S. dollar sell Brazilian real	3.34	7.0	1.3
Buy U.S. dollar sell Colombian peso	3,291.97	2.7	(0.1)
Buy U.S. dollar sell Euro	1.10	187.4	1.0
Buy U.S. dollar sell Korean won	1,128.10	2.0	0.1
Buy U.S. dollar sell Swedish krona	8.38	0.5	—
Total forward contracts		$478.9	$0.1

The following tables summarize the derivative activity during the years ended December 31, 2016, 2015, and 2014 relating to all the Company’s derivatives.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive loss during the years ended December 31, 2016, 2015, and 2014:

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss For the Year Ended
	December 31 2016	December 31 2015	December 31 2014
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$8.1	$14.8	$16.8

As of December 31, 2016, the estimated amount of existing net gains related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $5.7 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the years ended December 31, 2016, 2015, and 2014:

	Amount of Gain (Loss) Recognized in Income For the Year Ended
	December 31 2016	December 31 2015	December 31 2014	Location of Gain (Loss) Recognized in Income
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	$0.2	$0.4	$(4.6)	Selling, general and administrative expenses
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	$(4.3)	$(4.1)	$(26.2)	Selling, general and administrative expenses

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness for the years ended December 31, 2016 and 2014. For the year ended December 31, 2015, there was a $1.3 million benefit related to hedge ineffectiveness partially offset against a $0.9 million expense related to amounts excluded from the assessment of hedge effectiveness recognized in income (loss).

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the years ended December 31, 2016, 2015, and 2014:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income			Location of Gain (Loss) Reclassified
	For the Year Ended			from Accumulated Other
	December 31 2016	December 31 2015	December 31 2014	Comprehensive Loss into Income (effective portion)
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	$14.7	$15.8	$4.0	Cost of sales
Foreign exchange currency contracts relating to intercompany management fee hedges	$0.3	$0.2	$—	Selling, general and administrative expenses

The Company reports its derivatives at fair value as either assets or liabilities within its consolidated balance sheets. See Note 13, Fair Value Measurements, for information on derivative fair values and their consolidated balance sheets location as of December 31, 2016 and 2015.

12. Income Taxes

The components of income before income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(89.3)	$80.9	$94.0
Foreign	454.0	405.5	327.3
Total	$364.7	$486.4	$421.3

Income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Current:
Foreign	$127.9	$147.0	$141.7
Federal	12.4	35.4	47.4
State	0.8	3.1	8.3
	141.1	185.5	197.4
Deferred:
Foreign	12.5	(13.2)	(6.0)
Federal	(47.2)	(23.8)	(76.5)
State	(1.7)	(1.2)	(2.3)
	(36.4)	(38.2)	(84.8)
	$104.7	$147.3	$112.6

The Company recognizes excess tax benefits associated with share-based compensation to shareholders’ (deficit) equity only when realized. When assessing whether excess tax benefits relating to share-based compensation have been realized, the Company follows the with-and-without approach. Under this approach, excess tax benefits related to share-based compensation are not deemed to be realized until after the utilization of all other tax benefits available to the Company, which are also subject to applicable limitations. As of December 31, 2016 and 2015, the Company had $29.6 million and $25.4 million, respectively, of unrealized excess tax benefits. The $29.6 million of excess tax benefits at December 31, 2016 relates to foreign tax credits generated and carried forward on U.S. federal income tax returns. If unused, tax credit carryforwards will expire between 2021 and 2026.

The significant categories of temporary differences that gave rise to deferred tax assets and liabilities are as follows (tax effected in millions):

	December 31,
	2016	2015
Deferred income tax assets:
Accruals not currently deductible	$85.2	$84.6
Tax loss and credit carryforwards of certain foreign subsidiaries	115.1	121.4
Tax loss and domestic tax credit carryforwards	102.6	76.7
Unremitted foreign earnings	—	6.4
Deferred compensation plan	73.8	63.9
Accrued vacation	6.2	5.8
Inventory reserve	11.2	11.5
Other	2.5	3.4
Gross deferred income tax assets	396.6	373.7
Less: valuation allowance	(115.4)	(121.3)
Total deferred income tax assets	$281.2	$252.4
Deferred income tax liabilities:
Intangible assets	$112.2	$112.8
Depreciation/amortization	15.9	22.1
Unremitted foreign earnings	5.5	—
Other	7.7	0.9
Total deferred income tax liabilities	141.3	135.8
Total net deferred tax assets	$139.9	$116.6

Tax loss and credit carryforwards of certain foreign subsidiaries for 2016 and 2015 were $115.1 million and $121.4 million, respectively. If unused, tax loss and credit carryforwards of certain foreign subsidiaries of $81.5 million will expire between 2017 and 2026 and $33.6 million can be carried forward indefinitely. Domestic foreign tax credit carryforwards for 2016 and 2015 were $99.6 million and $76.7 million, respectively. If unused, domestic foreign tax credit carryforwards begin to expire in 2024. The domestic research and development tax credit carryforward for 2016 was $2.2 million.  If unused, domestic research and development tax credit carryforwards will expire in 2036.  The state tax loss carryforwards for 2016 were $0.8 million.  If unused, state tax loss carryforwards will expire between 2021 and 2036.

The Company’s net deferred tax asset year over year increase is primarily related to the increase of $22.9 million in excess foreign tax credits. This increase is mostly a result of the deduction of a settlement payment made to the Federal Trade Commission, which for US foreign tax credit purposes resulted in an overall domestic loss and limited the Company’s ability to claim foreign tax credits. In future taxable years as domestic source income is generated, 50% of such income will be reclassified as foreign source income as allowed and will increase the Company’s foreign tax credit limitation, thereby enabling the use of additional foreign tax credits. Although not certain, the Company believes that the utilization of the foreign tax credits carryforward of $99.6 million at December 31, 2016 is more likely than not. The Company does not have a history of foreign tax credits expiring. In addition, the Company expects that $25.7 million of foreign tax credits, resulting from the overall domestic loss, will be utilized as discussed above. Also, the Company believes that anticipated taxable income and, if needed, the potential implementation of tax planning strategies, such as the acceleration of foreign source income, should prevent foreign tax credit carryforwards from expiring.

The Company recognizes valuation allowances on deferred tax assets reported if, based on the weight of the evidence it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2016 and 2015 the Company held valuation allowances against net deferred tax assets of certain subsidiaries, primarily related to tax loss carryforwards, in the amount of $115.4 million and tax loss carryforwards of $121.3 million, respectively. The change in the Company’s valuation allowance during 2016 of $5.9 million was related to $5.6 million of net reductions charged to income tax expense and $0.3 million of currency translation adjustments recognized within other comprehensive income.  The change in the Company’s valuation allowance during 2015 of $208.7 million was related to $205.6 million of net reductions charged to income tax expense, primarily related to the utilization of our deferred tax asset balance related to intercompany deferred interest expense, partially offset by increases in Venezuelan tax loss carryforwards, and $3.1 million of currency translation adjustments recognized within other comprehensive income. The change in the Company’s valuation allowance during 2014 of $82.4 million was related to $85.7 million of net additions charged to income tax expense, primarily relating to increases in Venezuelan tax loss carryforwards and deferred interest expense carryforwards, reduced by $3.3 million of currency translation adjustments recognized within other comprehensive income.

At December 31, 2016, the Company’s U.S. consolidated group had approximately $131.9 million of unremitted earnings that were permanently reinvested relating to certain foreign subsidiaries. In addition, at December 31, 2016, Herbalife Ltd. had approximately $2.5 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries. Since these unremitted earnings have been permanently reinvested, deferred taxes were not provided on these unremitted earnings. Further, it is not practicable to determine the amount of unrecognized deferred taxes with respect to these unremitted earnings. If the Company were to remit these unremitted earnings then it would be subject to income tax on these remittances. Deferred taxes have been accrued for earnings that are not considered indefinitely reinvested. The deferred tax on the unremitted foreign earnings as of December 31, 2016 and 2015 was a deferred tax liability of $5.5 million and a deferred tax asset of $6.4 million, respectively.

The applicable statutory income tax rate in the Cayman Islands was zero for Herbalife Ltd. for the years being reported. For purposes of the reconciliation between the provision for income taxes at the statutory rate and the provision for income taxes at the effective tax rate, a notional 35% tax rate is applied as follows:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Tax expense at United States statutory rate	$127.7	$170.2	$147.4
Increase (decrease) in tax resulting from:
Differences between U.S. and foreign tax rates on foreign income, including withholding taxes	(16.6)	203.1	(60.0)
U.S. tax (benefit) on foreign income net of foreign tax credits	(10.2)	(23.9)	(73.4)
(Decrease) increase in valuation allowances	(5.6)	(205.6)	85.7
State taxes, net of federal benefit	0.3	1.7	4.1
Unrecognized tax benefits	5.3	10.1	13.0
Other	3.8	(8.3)	(4.2)
Total	$104.7	$147.3	$112.6

As of December 31, 2016, the total amount of unrecognized tax benefits, including related interest and penalties was $62.0 million. If the total amount of unrecognized tax benefits was recognized, $44.8 million of unrecognized tax benefits, $9.4 million of interest and $2.1 million of penalties would impact the effective tax rate. As of December 31, 2015, the total amount of unrecognized tax benefits, including related interest and penalties was $58.0 million. If the total amount of unrecognized tax benefits was recognized, $44.1 million of unrecognized tax benefits, $7.1 million of interest and $1.5 million of penalties would impact the effective tax rate.

The Company accounts for the interest and penalties generated by tax contingencies as a component of income tax expense. During the year ended December 31, 2016, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $2.7 million and $0.7 million, respectively. During the year ended December 31, 2015, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $2.0 million and $0.6 million, respectively. During the year ended December 31, 2014, the Company recorded an increase in interest and penalty expense related to uncertain tax positions of $1.9 million and $0.3 million, respectively. As of December 31, 2016, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $9.4 million and $2.1 million, respectively. As of December 31, 2015, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $7.1 million and $1.5 million, respectively. As of December 31, 2014, total amount of interest and penalties related to unrecognized tax benefits recognized in the statement of financial position were $5.5 million and $1.1 million respectively.

The following changes occurred in the amount of unrecognized tax benefits during the years ended December 31, 2016, 2015, and 2014 (in millions):

	Year Ended December 31 2016	Year Ended December 31 2015	Year Ended December 31 2014
Beginning balance of unrecognized tax benefits	$49.4	$40.5	$29.9
Additions for current year tax positions	9.3	11.3	9.4
Additions for prior year tax positions	2.0	2.5	6.1
Reductions for prior year tax positions	(4.7)	(0.6)	(1.0)
Reductions for audit settlements	—	(0.1)	(0.1)
Reductions for the expiration of statutes of limitation	(4.2)	(2.8)	(2.5)
Changes due to foreign currency translation adjustments	(1.3)	(1.4)	(1.3)
Ending balance of unrecognized tax benefits (excluding interest and penalties)	$50.5	$49.4	$40.5
Interest and penalties associated with unrecognized tax benefits	11.5	8.6	6.7
Ending balance of unrecognized tax benefits (including interest and penalties)	$62.0	$58.0	$47.2

The amount of income taxes the Company pays is subject to ongoing audits by taxing jurisdictions around the world. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company believes that it has adequately provided for these matters. However, the Company’s future results may include favorable or unfavorable adjustments to its estimates in the period the audits are resolved, which may impact the Company’s effective tax rate. As of December 31, 2016, the Company’s tax filings are generally subject to examination in major tax jurisdictions for years ending on or after December 31, 2009.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $11.0 million within the next twelve months. Of this possible decrease, $5.5 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $5.5 million would be due to the expiration of statute of limitations in various jurisdictions.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at December 31, 2016 and December 31, 2015:

Fair Value Measurements at Reporting Date Using

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2016	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2015
		(In millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$4.6	$4.2
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$2.8	$2.6
		$7.4	$6.8
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Accrued expenses	$—	$0.5
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Accrued expenses	$3.5	$6.2
		$3.5	$6.7

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s consolidated balance sheets at December 31, 2016 and December 31, 2015:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
December 31, 2016
Foreign exchange currency contracts	$7.4	$(3.0)	$4.4
Total	$7.4	$(3.0)	$4.4
December 31, 2015
Foreign exchange currency contracts	$6.8	$(4.5)	$2.3
Total	$6.8	$(4.5)	$2.3

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
December 31, 2016
Foreign exchange currency contracts	$3.5	$(3.0)	$0.5
Total	$3.5	$(3.0)	$0.5
December 31, 2015
Foreign exchange currency contracts	$6.7	$(4.5)	$2.2
Total	$6.7	$(4.5)	$2.2

The Company offsets all of its derivative assets and derivative liabilities in its consolidated balance sheets to the extent it maintains master netting arrangements with related financial institutions. As of December 31, 2016 and December 31, 2015, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

14. Professional Fees and Other Expenses

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of the Company’s network marketing program and announced that the hedge fund manager had taken a significant short position regarding the Company’s common shares, leading to intense public scrutiny and significant stock price volatility. The Company believes that the hedge fund manager’s allegations are inaccurate and misleading. The Company has engaged legal and advisory firms to assist with responding to the allegations and to perform other related services in connection to these recent events. The Company recognizes the related expenses as a part of selling, general and administrative expenses within its consolidated statement of income. For the years ended December 31, 2016, 2015, and 2014, the Company recorded approximately $12.1 million, $18.7 million, and $25.1 million, respectively, of professional fees and other expenses related to this matter.

15. Subsequent Events

On February 15, 2017, the Company entered into a $1,450.0 million senior secured credit facility, or the New Credit Facility, consisting of a Term Loan Facility in an initial aggregate principal amount of $1,300.0 million and a Revolving Facility in an initial aggregate principal amount of $150.0 million with a syndicate of financial institutions as lenders, or Lenders. The Term Loan Facility was issued to the Lenders at a 2% discount, or $26.0 million, and the Company estimates its debt issuance cost in connection with the New Credit Facility to be approximately $23 million. The Company also repaid the $410.0 million outstanding balance on its prior Credit Facility as disclosed in Note 4, Long-Term Debt, which has now been terminated.

The Revolving Facility matures on February 15, 2022 and the Term Loan Facility matures on February 15, 2023. The New Credit Facility permits the Company to borrow in U.S. dollars and, subject to certain limitations, in Euros. Borrowings under the Term Loan Facility will bear interest at either the eurocurrency rate plus a margin of 5.50% or the base rate plus a margin of 4.50%.

Depending on Herbalife’s total leverage ratio, borrowings under the Revolving Facility will bear interest at either the eurocurrency rate plus a margin of either 4.50% or 4.75% or the base rate plus a margin of either 3.50% or 3.75%, and will initially bear interest at the eurocurrency rate plus a margin of 4.75% or the base rate plus a margin of 3.75%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate set by Credit Suisse. The base rate has a floor of 1.75%. The eurocurrency rate will be based on adjusted LIBOR and have a floor of 0.75%.  The Company will pay a commitment fee on the Revolving Facility of 0.50% per annum on the undrawn portion of the Revolving Facility.

The New Credit Facility contains affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations or prohibitions on declaring and paying dividends and other distributions, redeeming and repurchasing certain other indebtedness, loans and investments, additional indebtedness, liens, mergers, asset sales and transactions with affiliates. In addition, the New Credit Facility contains customary events of default.

On February 21, 2017, the Company’s board of directors approved a new three-year $1.5 billion share repurchase program.

16. Quarterly Information (Unaudited)

	2016	2015
	(In millions, except per share data)
First Quarter Ended March 31
Net sales	$1,119.6	$1,105.4
Gross profit	906.5	890.0
Net income	95.8	78.2
Earnings per share
Basic	$1.16	$0.95
Diluted	$1.12	$0.92
Second Quarter Ended June 30
Net sales	$1,201.8	$1,162.3
Gross profit	965.5	933.0
Net income	(22.9)	82.8
Earnings per share
Basic	$(0.28)	$1.00
Diluted	$(0.28)	$0.97
Third Quarter Ended September 30
Net sales	$1,122.0	$1,102.9
Gross profit	912.9	896.0
Net income	87.7	93.6
Earnings per share
Basic	$1.06	$1.13
Diluted	$1.01	$1.09
Fourth Quarter Ended December 31
Net sales	$1,045.0	$1,098.4
Gross profit	848.9	894.0
Net income	99.4	84.5
Earnings per share
Basic	$1.19	$1.02
Diluted	$1.16	$0.98

Item 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHAEL O. JOHNSON	Chief Executive Officer, Director, Chairman of the Board (Principal Executive Officer)	February 23, 2017
Michael O. Johnson

/s/ JOHN G. DESIMONE	Chief Financial Officer (Principal Financial Officer)	February 23, 2017
John G. DeSimone

/s/ BOSCO CHIU	Senior Vice President and Principal Accounting Officer (Principal Accounting Officer)	February 23, 2017
Bosco Chiu

/s/ RICHARD P. BERMINGHAM	Director	February 23, 2017
Richard P. Bermingham

/s/ PEDRO CARDOSO	Director	February 23, 2017
Pedro Cardoso

/s/ RICHARD H. CARMONA	Director	February 23, 2017
Richard H. Carmona

/s/ JONATHAN CHRISTODORO	Director	February 23, 2017
Jonathan Christodoro

/s/ KEITH COZZA	Director	February 23, 2017
Keith Cozza

/s/ JEFFREY T. DUNN	Director	February 23, 2017
Jeffrey T. Dunn

/s/ HUNTER C. GARY	Director	February 23, 2017
Hunter C. Gary

/s/ JESSE A. LYNN	Director	February 23, 2017
Jesse A. Lynn

/s/ MICHAEL MONTELONGO	Director	February 23, 2017
Michael Montelongo

/s/ JAMES L. NELSON	Director	February 23, 2017
James L. Nelson

/s/ MARIA OTERO	Director	February 23, 2017
Maria Otero

/s/ JOHN TARTOL	Director	February 23, 2017
John Tartol