Form 10-Q
period 2017-03-31
HERBALIFE LTD.
filed 2017-05-04
CIK 1180262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Number of shares of registrant’s common shares outstanding as of April 27, 2017 was 93,287,773.

HERBALIFE LTD.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
	(In millions, except share and par value amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,782.9	$844.0
Receivables, net of allowance for doubtful accounts	100.2	70.3
Inventories	375.0	371.3
Prepaid expenses and other current assets	151.4	176.9
Total current assets	2,409.5	1,462.5
Property, at cost, net of accumulated depreciation and amortization	373.3	378.0
Marketing related intangibles and other intangible assets, net	310.1	310.1
Goodwill	93.5	89.9
Other assets	373.9	324.9
Total assets	$3,560.3	$2,565.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$80.7	$66.0
Royalty overrides	249.1	261.2
Current portion of long-term debt	103.6	9.5
Other current liabilities	507.2	454.8
Total current liabilities	940.6	791.5
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	2,199.2	1,438.4
Other non-current liabilities	153.1	139.2
Total liabilities	3,292.9	2,369.1
CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common shares, $0.001 par value; 1.0 billion shares authorized; 92.2 million (2017) and 93.1 million (2016) shares outstanding	0.1	0.1
Paid-in capital in excess of par value	469.2	467.6
Accumulated other comprehensive loss	(189.6)	(205.1)
Retained earnings (accumulated deficit)	48.4	(66.3)
Treasury stock, at cost, 1.1 million shares (2017)	(60.7)	—
Total shareholders’ equity	267.4	196.3
Total liabilities and shareholders’ equity	$3,560.3	$2,565.4

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In millions, except per share amounts)
Product sales	$1,044.4	$1,052.0
Shipping & handling revenues	57.7	67.6
Net sales	1,102.1	1,119.6
Cost of sales	204.6	213.1
Gross profit	897.5	906.5
Royalty overrides	315.1	311.9
Selling, general & administrative expenses	438.6	427.1
Other operating income	—	(0.8)
Operating income	143.8	168.3
Interest expense, net	30.2	24.9
Income before income taxes	113.6	143.4
Income taxes	28.4	47.6
NET INCOME	$85.2	$95.8
Earnings per share:
Basic	$1.03	$1.16
Diluted	$0.98	$1.12
Weighted average shares outstanding:
Basic	83.1	82.8
Diluted	86.7	85.6

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In millions)
Net income	$85.2	$95.8
Other comprehensive income:
Foreign currency translation adjustment, net of income taxes of $2.6 and $(0.8) for the three months ended March 31, 2017 and 2016, respectively	23.0	20.0
Unrealized (loss) gain on derivatives, net of income tax of $(0.2) for the three months ended March 31, 2016	(7.5)	(5.6)
Other, net of income taxes of $0.1 for the three months ended March 31, 2016	—	(0.1)
Total other comprehensive income	15.5	14.3
Total comprehensive income	$100.7	$110.1

See the accompanying notes to unaudited condensed consolidated financial statements.

HERBALIFE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85.2	$95.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24.5	23.9
Share-based compensation expenses	11.3	9.8
Non-cash interest expense	14.4	15.6
Deferred income taxes	(3.2)	(3.2)
Inventory write-downs	4.6	7.3
Foreign exchange transaction gain	(0.4)	(0.7)
Other	(1.0)	1.1
Changes in operating assets and liabilities:
Receivables	(27.9)	(17.3)
Inventories	7.3	(2.6)
Prepaid expenses and other current assets	25.1	5.4
Accounts payable	5.0	2.8
Royalty overrides	(18.8)	(10.4)
Other current liabilities	44.6	8.3
Other	4.8	5.3
NET CASH PROVIDED BY OPERATING ACTIVITIES	175.5	141.1
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(24.5)	(29.7)
Other	(1.2)	4.1
NET CASH USED IN INVESTING ACTIVITIES	(25.7)	(25.6)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings from senior secured credit facility, net of discount	1,274.0	—
Principal payments on senior secured credit facility and other debt	(413.4)	(229.7)
Debt issuance costs	(22.6)	—
Share repurchases	(58.1)	(2.3)
Other	0.6	(1.7)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	780.5	(233.7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	8.6	2.6
NET CHANGE IN CASH AND CASH EQUIVALENTS	938.9	(115.6)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	844.0	889.8
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,782.9	$774.2

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

2. Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated interim financial information of the Company has been prepared in accordance with Article 10 of the Securities and Exchange Commission’s, or the SEC, Regulation S-X. Accordingly, as permitted by Article 10 of the SEC’s Regulation S-X, it does not include all of the information required by generally accepted accounting principles in the U.S., or U.S. GAAP, for complete financial statements. The condensed consolidated balance sheet at December 31, 2016 was derived from the audited financial statements at that date and does not include all the disclosures required by U.S. GAAP, as permitted by Article 10 of the SEC’s Regulation S-X. The Company’s unaudited condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, include Herbalife Ltd. and all of its direct and indirect subsidiaries. In the opinion of management, the accompanying financial information contains all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s unaudited condensed consolidated financial statements as of March 31, 2017, and for the three months ended March 31, 2017 and 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, or the 2016 10-K. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Recently Adopted Pronouncements

In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements, including the income tax effects of share-based payments and accounting for forfeitures. The amendments in this update became effective for the Company’s reporting period beginning January 1, 2017. This guidance requires the Company to recognize excess tax benefits on share-based compensation arrangements in its tax provision, instead of in shareholders’ equity as under the previous guidance. During the three months ended March 31, 2017, the Company recorded $4.3 million of excess tax benefits in its tax provision as described further in Note 8, Income Taxes. In addition, these amounts are now required to be classified as an operating activity in the Company’s statement of cash flows rather than a financing activity. The Company has elected to present the cash flow statement using a prospective transition method and prior periods have not been adjusted. In addition, the Company has made an accounting policy election to continue to estimate the number of forfeitures expected to occur. The adoption of this guidance also increased the Company’s number of shares used in its calculation of fully diluted earnings per share due to the reduction in assumed proceeds under the treasury stock method which also impacts how the Company determines its earnings per share calculation. Upon adoption of this guidance on January 1, 2017, the Company also recognized $29.6 million of its unrealized excess tax benefits, described further in Note 12, Income Taxes in the 2016 10-K, as deferred tax assets on its consolidated balance sheet with a corresponding increase to its retained earnings.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This ASU clarified the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related (i.e. an entity is required to assess whether the economic characteristics and risks of embedded put or call options are clearly and closely related to those of their debt hosts only in accordance with the four-step decision sequence of FASB Accounting Standards Codification, or ASC 815, Derivatives and Hedging). An entity should no longer assess whether the event that triggers the ability to exercise a put or call option is related to interest rates or credit risk of the entity. In the first quarter of 2017, the Company adopted and applied the standard to its applicable financial instruments. The adoption of this guidance had no financial impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This ASU provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. If all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered, the hedging relationship will continue uninterrupted. The adoption of this guidance during the first quarter of 2017 had no financial impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of contracts to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 for all entities by one year to annual reporting periods beginning after December 15, 2017. The FASB has issued several updates subsequently including implementation guidance on principal versus agent considerations, on how an entity should account for licensing arrangements with customers, and to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and contract modifications and completed contracts at transition. The amendments in this series of updates shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted. The Company continues to assess the impact this ASU, and related subsequent updates, will have on its consolidated financial statements. The Company has not completed its accounting assessments related to the new standard and has not yet determined the financial impact as of March 31, 2017. The Company continues to analyze its worldwide business, its revenue streams and its payments to Members to determine the timing of recognition and the income statement classification.

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

In March 2016, the FASB issued ASU No. 2016-04, Liabilities — Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. This ASU requires entities that sell prepaid stored-value products redeemable for goods, services or cash at third-party merchants to recognize breakage (i.e., the value that is ultimately not redeemed by the consumer) in a way that is consistent with how it will be recognized under the new revenue recognition standard. Under current U.S. GAAP, there is diversity in practice in how entities account for breakage that results when a consumer does not redeem the entire product balance. This ASU clarifies that an entity’s liability for prepaid stored-value products within its scope meets the definition of a financial liability. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The amendment may be applied using either a modified retrospective approach or a full retrospective approach. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change U.S. GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. The amendments in this update are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. Companies will now perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this update are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted for goodwill impairment tests performed after January 1, 2017. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

Other Operating Income

To encourage local investment and operations, governments in various China provinces conduct grant programs. The Company applied for and received several such grants in China. Government grants are recorded into income when a legal right to the grant exists, there is a reasonable assurance that the grant proceeds will be received, and the substantive conditions under which the grants were provided have been met. During the three months ended March 31, 2017, the Company did not recognize any government grant income related to its regional headquarters and distribution centers within China. To conform to the current period presentation, for the three months ended March 31, 2016, $0.8 million in government grant income in China has been reclassified from selling, general, and administrative expenses to other operating income within its condensed consolidated statements of income. The Company intends to continue applying for government grants in China when programs are available; however, there is no assurance that the Company will receive grants in future periods.

Reclassifications

Certain reclassifications were made to the prior period condensed consolidated balance sheets, the condensed consolidated statements of comprehensive income, and the condensed consolidated statements of cash flows to conform to the current period presentation. See Note 13, Detail of Certain Balance Sheet Accounts, for further information on certain balance sheet items that are combined for financial statement presentation.

3. Inventories

Inventories consist primarily of finished goods available for resale. Inventories are stated at lower of cost (primarily on the first-in, first-out basis) and net realizable value.

The following are the major classes of inventory:

	March 31, 2017	December 31, 2016
	(In millions)
Raw materials	$46.6	$49.3
Work in process	4.8	3.9
Finished goods	323.6	318.1
Total	$375.0	$371.3

4. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Borrowings under prior senior secured credit facility, carrying value	$—	$410.0
Borrowings under new senior secured credit facility, carrying value	1,257.3	—
Convertible senior notes, carrying value of liability component	1,035.8	1,024.8
Other	9.7	13.1
Total	2,302.8	1,447.9
Less: current portion	103.6	9.5
Long-term portion	$2,199.2	$1,438.4

Senior Secured Credit Facility

On May 4, 2015, the Company amended its prior senior secured credit facility, or the Prior Credit Facility, to extend the maturity date of its revolving credit facility, or the Prior Revolving Credit Facility, by one year to March 9, 2017. Pursuant to this amendment and upon execution, the Company made prepayments of approximately $20.3 million and $50.9 million on its $500 million term loan under the Prior Credit Facility, or the Prior Term Loan, and the Prior Revolving Credit Facility, respectively. Additionally, the Company’s $700 million borrowing capacity on its Prior Revolving Credit Facility was reduced by approximately $235.9 million upon execution of this amendment, and was further reduced by approximately $39.1 million on September 30, 2015. The Prior Term Loan matured on March 9, 2016 and was repaid in full. The total available borrowing capacity under the Prior Revolving Credit Facility was $425.0 million as of December 31, 2016. Prior to March 9, 2016, the interest rates on the Company’s borrowings under the Prior Credit Facility remained effectively unchanged except that the minimum applicable margin was increased by 0.50% and LIBOR was subject to a minimum floor of 0.25%. After March 9, 2016, the applicable interest rates on the Company’s borrowings under the Prior Credit Facility increased by 2.00% such that borrowings under the Prior Credit Facility began bearing interest at either LIBOR plus the applicable margin between 4.00% and 5.00% or the base rate plus the applicable margin between 3.00% and 4.00%, based on the Company’s consolidated leverage ratio. The Company incurred approximately $6.2 million of debt issuance costs in connection with the amendment. These debt issuance costs were recorded on the Company’s condensed consolidated balance sheet and were amortized over the life of the Prior Revolving Credit Facility.

On February 15, 2017, the Company entered into a new $1,450.0 million senior secured credit facility, or the Credit Facility, consisting of a $1,300.0 million term loan B, or the Term Loan, and a $150 million revolving credit facility, or the Revolving Credit Facility, with a syndicate of financial institutions as lenders, or Lenders. The Revolving Credit Facility matures on February 15, 2022 and the Term Loan matures on February 15, 2023.

The Term Loan was issued to the Lenders at a 2% discount, or $26.0 million. In connection with the Credit Facility, the Company also repaid the $410.0 million outstanding balance on its Prior Revolving Credit Facility. The Company incurred approximately $22.6 million of debt issuance costs in connection with the Credit Facility. The debt issuance costs and the discount are recorded on the Company’s condensed consolidated balance sheet and are being amortized over the life of the Credit Facility using the effective interest method.

Borrowings under the Term Loan bear interest at either the eurocurrency rate plus a margin of 5.50% or the base rate plus a margin of 4.50%. Prior to August 15, 2017, borrowings under the Revolving Credit Facility bear interest at the eurocurrency rate plus a margin of 4.75% or the base rate plus a margin of 3.75%. After August 15, 2017, borrowings under the Revolving Credit Facility, depending on Herbalife’s consolidated leverage ratio, will bear interest at either the eurocurrency rate plus a margin of either 4.50% or 4.75% or the base rate plus a margin of either 3.50% or 3.75%. The base rate represents the highest of the Federal Funds Rate plus 0.50%, one-month adjusted LIBOR plus 1.00%, and the prime rate set by Credit Suisse, and is subject to a floor of 1.75%. The eurocurrency rate is based on adjusted LIBOR and is subject to a floor of 0.75%.  The Company is required to pay a commitment fee on the Revolving Facility of 0.50% per annum on the undrawn portion of the Revolving Credit Facility. Interest is due at least quarterly on amounts outstanding on the Credit Facility.

The Credit Facility requires the Company to comply with a leverage ratio. In addition, the Credit Facility contains customary events of default and covenants, including covenants that limit or restrict the Company’s ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase its common shares, merge or consolidate and enter into certain transactions with affiliates.  The Company is also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of March 31, 2017 and December 31, 2016, the Company was in compliance with its debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

The Term Loan is payable in consecutive quarterly installments each in an aggregate principal amount of $24.4 million beginning June 30, 2017. In addition, the Company may be required to make mandatory prepayments towards the Term Loan based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the Credit Facility.  The Company is also permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the Term Loan in order of maturity with the remaining principal due upon maturity.

On March 31, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility, was 5.97% and 4.29%, respectively.

During the three months ended March 31, 2017, the Company repaid a total amount of $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During the three months ended March 31, 2016, the Company repaid a total amount of $229.7 million to repay in full the Prior Term Loan. As of March 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,300.0 million. There were no borrowings outstanding on the Revolving Credit Facility as of March 31, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of March 31, 2017 and December 31, 2016 under the Credit Facility and the Prior Credit Facility, respectively.

During the three months ended March 31, 2017, the Company recognized $11.2 million of interest expense relating to the Term Loan, which included $0.6 million relating to non-cash interest expense relating to the debt discount and $0.4 million relating to amortization of debt issuance costs.

The fair value of the outstanding borrowings on the Term Loan is determined by utilizing over-the-counter market quotes, which are considered Level 2 inputs as defined in Note 12, Fair Value Measurements. As of March 31, 2017, the carrying amount of the Term Loan was $1,257.3 million and the fair value was approximately $1.3 billion.  There were no amounts outstanding on the Revolving Credit Facility as of March 31, 2017.  The fair value of the outstanding borrowings on the Company’s Prior Revolving Credit Facility approximated its carrying value as of December 31, 2016 due to its variable interest rate which reprices frequently and which represents floating market rates. The fair value of the outstanding borrowings on the Prior Revolving Credit Facility was determined by utilizing Level 2 inputs as defined in Note 12, Fair Value Measurements, such as observable market interest rates and yield curves.

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

As of March 31, 2017, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance cost was $114.2 million, and the carrying amount of the liability component was $1,035.8 million, which was recorded to long-term debt within the Company’s condensed consolidated balance sheet as reflected in the table above within this Note. As of December 31, 2016, the outstanding principal on the Convertible Notes was $1.15 billion, the unamortized debt discount and debt issuance costs was $125.2 million, and the carrying amount of the liability component was $1,024.8 million, which was recorded to long-term debt within the Company’s consolidated balance sheet as reflected in the table above within this Note.  The fair value of the liability component relating to the Convertible Notes was approximately $1,040.5 million and $961.3 million as of March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, the Company determined the fair value of the liability component of the Convertible Notes using two valuation methods. The Company reviewed market data that was available for publicly traded, senior, unsecured nonconvertible corporate bonds issued by companies with similar credit ratings. Assumptions used in the estimate represent what market participants would use in pricing the liability component, including market yields and credit standing to develop the straight debt yield estimate. The Company also used a lattice model, which included inputs such as stock price, the Convertible Note trading price, volatility and dividend yield to estimate the straight debt yield. The Company combined the results of the two valuation methods to determine the fair value of the liability component of the Convertible Notes. Most of these inputs are primarily considered Level 2 and Level 3 inputs. This valuation approach was similar to the approach the Company used to determine the initial fair value of the liability component of the Convertible Notes on the February 7, 2014 issuance date.

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

During the three months ended March 31, 2017, the Company recognized $16.8 million of interest expense relating to the Convertible Notes, which included $10.0 million relating to non-cash interest expense relating to the debt discount and $1.0 million relating to amortization of debt issuance costs. During the three months ended March 31, 2016, the Company recognized $16.1 million of interest expense relating to the Convertible Notes, which included $9.4 million relating to non-cash interest expense relating to the debt discount and $0.9 million relating to amortization of debt issuance costs.

Total Debt

The Company’s total interest expense was $32.5 million and $26.0 million for the three months ended March 31, 2017 and 2016, respectively, which was recognized within its condensed consolidated statements of income.

As of March 31, 2017, annual scheduled principal payments of debt were: $79.3 million for the remainder of 2017; and $100.4 million; $1,247.9 million; $97.8 million; $97.5 million; $97.5 million; and $739.4 million for the years ended December 31, 2018, 2019, 2020, 2021, 2022, and 2023, respectively.

Certain vendors and government agencies may require letters of credit or similar guaranteeing arrangements to be issued or executed. As of March 31, 2017, the Company had $40.0 million of issued but undrawn letters of credit or similar arrangements that were unsecured, which included the Mexico Value Added Tax, or VAT, related surety bonds described in Note 5, Contingencies.

5. Contingencies

The Company is from time to time engaged in routine litigation. The Company regularly reviews all pending litigation matters in which it is involved and establishes reserves deemed appropriate by management for these litigation matters when a probable loss estimate can be made.

Tax Matters

On May 7, 2010, the Company received an assessment from the Mexican Tax Administration Service in an amount equivalent to approximately $61 million, translated at the March 31, 2017 spot rate, for various items, the majority of which was VAT allegedly owed on certain of the Company’s products imported into Mexico during the years 2005 and 2006. This assessment is subject to interest and inflationary adjustments. On July 8, 2010, the Company initiated a formal administrative appeal process. On May 13, 2011, the Mexican Tax Administration Service issued a resolution on the Company’s administrative appeal. The resolution nullified the assessment. Since the Mexican Tax Administration Service can further review the tax audit findings and re-issue some or all of the original assessment, the Company commenced litigation in the Tax Court of Mexico in August 2011 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company received notification on February 6, 2015 that the Tax Court of Mexico nullified substantially all of the assessment. On March 18, 2015, the Mexican Tax Administration Service filed an appeal against the verdict with the Circuit Court. On August 27, 2015, the Circuit Court remanded the case back to the Tax Court of Mexico to reconsider a portion of the procedural decision that was adverse to the Mexican Tax Administration Service. The Company received notification on March 18, 2016 that the Tax Court of Mexico nullified a portion of the assessment and upheld a portion of the original assessment. On August 25, 2016, the Company filed a further appeal of this decision to the Circuit Court. On April 6, 2017, the Circuit Court issued a verdict with the Company prevailing on some lesser issues and the Tax Administration Service prevailing on the core issue. The Company is currently reviewing this verdict and intends to file an appeal with the Supreme Court of Mexico. The Company believes that it has meritorious defenses if the assessment is reissued. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service commenced audits of the Company’s Mexican subsidiaries for the period from January to September 2007 and on May 10, 2013, the Company received an assessment of approximately $15.7 million, translated at the March 31, 2017 spot rate, related to that period. On July 11, 2013, the Company filed an administrative appeal disputing the assessment. On September 22, 2014, the Mexican Tax Administration Service denied the Company’s administrative appeal. The Company commenced litigation in the Tax Court of Mexico in November 2014 to dispute the assertions made by the Mexican Tax Administration Service in the case. The Company issued a surety bond in the amount of $17.4 million, translated at the March 31, 2017 spot rate, through an insurance company to guarantee payment of the tax assessment as required while the Company pursues an appeal of the assessment. Litigation in this case is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Mexican Tax Administration Service has delayed processing VAT refunds for companies operating in Mexico and the Company believes that the process for its Mexico subsidiary to receive VAT refunds may be delayed. As of March 31, 2017, the Company had $46.9 million of Mexico VAT related assets, of which $39.7 million was within non-current other assets and $7.2 million was within prepaid expenses and other current assets on its consolidated balance sheet. This amount relates to VAT payments made over various periods and the Company believes these amounts are recoverable by refund or they may be applied against certain future tax liabilities. The Company has not recognized any losses related to these VAT related assets as the Company does not believe a loss is probable.

On March 26, 2015, the Office of the President of Mexico issued a decree relating to the application of VAT to Nutritional Supplements. The Company continues to believe its application of the VAT law in Mexico is correct. At March 31, 2017, the Company has not recognized any losses as the Company, based on its current analysis and guidance from its advisors, does not believe a loss is probable. The Company continues to evaluate and monitor its situation as it develops, including whether it will make any changes to its operations in Mexico.

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

The Company received a tax assessment in September 2009 from the Federal Revenue Office of Brazil in an amount equivalent to approximately $2.3 million, translated at the March 31, 2017 spot rate, related to withholding/contributions based on payments to the Company’s Members during 2004. On December 28, 2010, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal). The Company believes it has meritorious defenses and it has not recognized a loss as the Company does not believe a loss is probable. On March 6, 2014, the Company was notified of a similar audit of the 2011 year. In January 2016, the Company received a tax assessment for an amount equivalent to approximately $5.6 million, translated at the March 31, 2017 spot rate, related to contributions based on payments to the Company’s Members during 2011. The Company filed a first level administrative appeal against most of the assessment on February 23, 2016, which was subsequently denied.  On March 13, 2017, the Company appealed this tax assessment to the Administrative Council of Tax Appeals (2nd level administrative appeal).   The Company has not accrued a loss for the majority of the assessment because the Company does not believe a loss is probable.  The Company is currently unable to reasonably estimate the amount of the loss that may result from an unfavorable outcome if additional assessments for other periods were to be issued.

The Company’s Brazilian subsidiary pays ICMS-ST taxes on its product purchases, similar to VAT. The Company had $16.6 million, translated at the March 31, 2017 spot rate, of Brazil ICMS-ST related assets within other assets on its consolidated balance sheet. The Company believes it will be able to utilize or recover these ICMS-ST credits in the future.

The Company is under examination in several Brazilian states related to ICMS and ICMS-ST taxation. Some of these examinations have resulted in assessments for underpaid tax that the Company has appealed. The State of Sao Paulo has audited the Company for the 2013 and 2014 tax years. During July 2016, for the State of Sao Paulo, the Company received an assessment in the aggregate amount of approximately $51.3 million, translated at the March 31, 2017 spot rate, relating to various ICMS issues for its 2013 tax year and it is possible the Company could receive a similar assessment for its 2014 tax year. In August 2016, the Company filed a first level administrative appeal which was denied in February 2017. The Company filed a further appeal on March 9, 2017. The Company has not recognized a loss as the Company does not believe a loss is probable. The Company has also received other ICMS tax assessments in Brazil. During the fourth quarter of 2015, the Company filed appeals with state judicial courts against three of the assessments. The Company had issued surety bonds in the aggregate amount of $13.3 million, translated at the March 31, 2017 spot rate, to guarantee payment of some of the tax assessments as required while the Company pursues the appeals. In addition, the

Company has received several ICMS tax assessments in the aggregate amount of $8.5 million, translated at the March 31, 2017 spot rate, from several Brazilian states where surety bonds have not been issued. Litigation in all these cases is currently ongoing. The Company has not recognized a loss as the Company does not believe a loss is probable.

The Company has received various tax assessments in multiple states in India for multiple years from the Indian VAT authorities in an amount equivalent to approximately $8.1 million, translated at the March 31, 2017 spot rate. These assessments are for underpaid VAT. The Company is litigating these cases at the tax administrative level and the tax tribunal levels as it believes it has meritorious defenses. The Company has not recognized a loss as it does not believe a loss is probable.

The Korea Customs Service audited the importation activities of Herbalife Korea for the period January 2011 through May 2013. The total assessment for the audit period is $32.0 million translated at the March 31, 2017 spot rate. The Company has paid the assessment and has recognized these payments within other assets on its condensed consolidated balance sheet. The Company lodged a first level administrative appeal, which was denied on October 21, 2016. On January 31, 2017, the Company filed a further appeal to the National Tax Tribunal of Korea. The Company disagrees with the assertions made in the assessments, as well as the calculation methodology used in the assessments. The Company has not recognized a loss as the Company does not believe a loss is probable.

During the course of 2016, the Company received various questions from the Greek Social Security Agency and on December 29, 2016, the Greek Social Security Agency issued an assessment of approximately $2.1 million translated at the March 31, 2017 spot rate, with respect to Social Security Contributions on Member earnings for the 2006 year.  For Social Security issues, the Statute of Limitations is open for 2007 and later years in Greece.  The Company could receive similar assessments covering other years.  The Company disputes the allegations raised in the assessment and has filed an administrative appeal against the assessment with the Social Security Agency.  The Company has not recognized a loss as it does not believe a loss is probable.

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

Pursuant to the Consent Order, under which the Company neither admitted nor denied the FTC’s allegations (except as to the Court having jurisdiction over the matter), the Company made, through its wholly owned subsidiary Herbalife International of America, Inc., a $200 million payment to the FTC. Additionally, the Company agreed to implement certain new procedures and enhance certain existing procedures in the U.S., most of which the Company will have 10 months from the Effective Date to implement. Among other requirements, the Consent Order requires the Company to categorize all existing and future Members in the U.S. as either “preferred members” – who are simply consumers who only wish to purchase products for their own household use, or “distributors” – who are members who wish to resell some products or build a sales organization. The Company also agreed to compensate distributors on U.S. retail sales within their downline organization, which include purchases by preferred members, purchases by a distributor for his or her personal consumption within allowable limits and sales of product by a distributor to his or her customers. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. The Consent Order subjects the Company to certain audits by an independent compliance auditor for a period of seven years; imposes requirements on the Company regarding compliance certification and record creation and maintenance; and prohibits the Company, its affiliates and its distributors from making misrepresentations and misleading claims regarding, among other things, income and lavish lifestyles. The FTC and an independent compliance auditor will have the right to inspect Company records and request additional compliance reports for purposes of conducting audits pursuant to the Consent Order. In September 2016, the Company and the FTC mutually selected Affiliated Monitors, Inc. to serve as the independent compliance auditor. The Company is monitoring the impact of the Consent Order and, while the Company currently does not expect the settlement to have a long-term and materially adverse impact on its business and its Member base, the Company’s business and its Member base, particularly in the United States, may be negatively impacted as the Company and the Member base adjust to the changes. If the Company is unable to comply with the Consent Order then this could result in a material and adverse impact to the Company’s results of operations and financial condition.

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

As of March 31, 2017, the Company sold products in 94 countries throughout the world and was organized into and managed through six geographic regions: North America, Mexico, South & Central America, EMEA (Europe, Middle East, and Africa), Asia Pacific and China. The Company defines its operating segments as those geographical operations. The Company aggregates its operating segments, excluding China, into a reporting segment, or the Primary Reporting Segment, as management believes that the Company’s operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics. China has been identified as a separate reporting segment as it does not meet the criteria for aggregation. The Company reviews its net sales and contribution margin by operating segment, and reviews its assets and capital expenditures on a consolidated basis and not by operating segment. Therefore, net sales and contribution margin are presented by reportable segment and assets and capital expenditures by segment are not presented.

The operating information for the two reportable segments are as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In millions)
Net Sales:
Primary Reporting Segment	$886.5	$902.2
China	215.6	217.4
Total Net Sales	$1,102.1	$1,119.6

Contribution Margin(1):
Primary Reporting Segment	$386.6	$397.0
China(2)	195.8	197.6
Total Contribution Margin	$582.4	$594.6
Selling, general and administrative expenses(2)	438.6	427.1
Other operating income	—	(0.8)
Interest expense, net	30.2	24.9
Income before income taxes	113.6	143.4
Income taxes	28.4	47.6
Net Income	$85.2	$95.8

(1)	Contribution margin consists of net sales less cost of sales and royalty overrides. For the China segment, contribution margin does not include service fees to China independent service providers.
(2)

Service fees to China independent service providers totaling $111.6 million and $102.5 million for the three months ended March 31, 2017 and 2016, respectively, are included in selling, general and administrative expenses.

The following table sets forth net sales by geographic area:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(In millions)
Net Sales:
United States	$224.7	$240.9
Mexico	104.8	109.7
China	215.6	217.4
Others	557.0	551.6
Total Net Sales	$1,102.1	$1,119.6

7. Share-Based Compensation

The Company has share-based compensation plans, which are more fully described in Note 9, Share-Based Compensation, to the Consolidated Financial Statements in the 2016 10-K. During the three months ended March 31, 2017, the Company granted stock appreciation rights, or SARs, subject to service conditions and service and performance conditions.

For the three months ended March 31, 2017 and 2016, share-based compensation expense amounted to $11.3 million and $9.8 million, respectively. As of March 31, 2017, the total unrecognized compensation cost related to all non-vested stock awards was $75.1 million and the related weighted-average period over which it is expected to be recognized is approximately 1.7 years.

The following tables summarize the activity under all share-based compensation plans for the three months ended March 31, 2017:

SARs	Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
	(In thousands)			(In millions)
Outstanding at December 31, 2016(2)(3)	11,998	$41.52	6.0 years	$148.7
Granted	1,345	$57.19
Exercised	(481)	$21.39
Forfeited	(34)	$54.97
Outstanding at March 31, 2017(2) (3)	12,828	$43.88	6.4 years	$211.4
Exercisable at March 31, 2017(4)	7,223	$39.34	4.7 years	$157.1

(1)	The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock awards.
(2)	Includes 0.1 million market condition SARs as of both March 31, 2017 and December 31, 2016.

(3)	Includes 3.3 million and 2.9 million performance condition SARs as of March 31, 2017 and December 31, 2016, respectively.
(4)	Includes 1.1 million performance condition SARs.

The weighted-average grant date fair value of SARs granted during the three months ended March 31, 2017 and 2016 was $28.32 and $21.69, respectively. The total intrinsic value of SARs exercised during the three months ended March 31, 2017 and 2016 was $16.8 million and $5.9 million, respectively.

Incentive Plan and Independent Directors Stock Units	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Outstanding and nonvested December 31, 2016	26	$62.35
Granted	—	—
Vested	(1)	$61.14
Forfeited	—	—
Outstanding and nonvested March 31, 2017	25	$62.37

The total vesting date fair value of stock units which vested during both the three months ended March 31, 2017 and 2016 was less than $0.1 million.

8. Income Taxes

Income taxes were $28.4 million for the three months ended March 31, 2017, as compared to $47.6 million for the same period in 2016. The effective income tax rate was 25.0% for the three months ended March 31, 2017, as compared to 33.2% for the same period in 2016. The decrease in the effective tax rate for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the increase in net benefits from discrete events in addition to the impact of changes in the geographic mix of the Company’s income. Included in the discrete events for the three months ended March 31, 2017 was the impact of $4.3 million of excess tax benefits generated during the quarter relating to the Company’s application of ASU 2016-09 that was adopted on January 1, 2017.

As of March 31, 2017, the total amount of unrecognized tax benefits, including related interest and penalties was $67.5 million. If the total amount of unrecognized tax benefits was recognized, $48.9 million of unrecognized tax benefits, $10.3 million of interest and $2.2 million of penalties would impact the effective tax rate.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $11.5 million within the next twelve months. Of this possible decrease, $4.7 million would be due to the settlement of audits or resolution of administrative or judicial proceedings. The remaining possible decrease of $6.8 million would be due to the expiration of statute of limitations in various jurisdictions. For a description on contingency matters relating to income taxes see Note 5, Contingencies.

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

The Company designates as cash-flow hedges those foreign currency forward contracts it enters into to hedge forecasted inventory purchases and intercompany management fees that are subject to foreign currency exposures. Forward contracts are used to hedge forecasted inventory purchases over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. The Company also hedges forecasted intercompany management fees over specific months. These contracts allow the Company to sell Euros in exchange for U.S. dollars at specified contract rates. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income during the period when the hedged item and underlying transaction affect earnings.

As of March 31, 2017 and December 31, 2016, the aggregate notional amounts of all foreign currency contracts outstanding designated as cash flow hedges were approximately $117.0 million and $90.0 million, respectively. At March 31, 2017, these outstanding contracts were expected to mature over the next fifteen months. The Company’s derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on third-party quotes. As of March 31, 2017, the Company recorded assets at fair value of $2.7 million and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, the Company recorded assets at fair value of $4.6 million. The Company assesses hedge effectiveness and measures hedge ineffectiveness at least quarterly. During the three months ended March 31, 2017 and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the majority of the Company’s outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of both March 31, 2017 and December 31, 2016. As of March 31, 2017, the Company had aggregate notional amounts of approximately $358.8 million of foreign currency contracts, inclusive of freestanding contracts and contracts designated as cash flow hedges.

Gains and Losses on Derivative Instruments

The following table summarizes gains (losses) relating to derivative instruments recorded in other comprehensive income (loss) during the three months ended March 31, 2017 and 2016:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	$(6.1)	$(0.9)

As of March 31, 2017, the estimated amount of existing net losses related to cash flow hedges recorded in accumulated other comprehensive loss that are expected to be reclassified into earnings over the next twelve months was $1.1 million.

The following table summarizes gains (losses) relating to derivative instruments recorded to income during the three months ended March 31, 2017 and 2016:

	Location of Gain	Amount of Gain (Loss) Recognized in Income
	(Loss)	For the Three Months Ended
	Recognized in Income	March 31, 2017	March 31, 2016
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges and intercompany management fee hedges(1)	Selling, general and administrative expenses	$(0.5)	$(0.4)
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Selling, general and administrative expenses	$(1.3)	$(2.3)

(1)

For foreign exchange contracts designated as hedging instruments, the amounts recognized in income primarily represent the amounts excluded from the assessment of hedge effectiveness. There were no material ineffective amounts reported for derivatives designated as hedging instruments.

The following table summarizes gains (losses) relating to derivative instruments reclassified from accumulated other comprehensive loss into income during the three months ended March 31, 2017 and 2016:

	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income
	Income (Loss) into Income	For the Three Months Ended
	(Effective Portion)	March 31, 2017	March 31, 2016
		(In millions)
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory hedges	Cost of sales	$0.9	$5.0
Foreign exchange currency contracts relating to intercompany management fee hedges	Selling, general and administrative expenses	$0.5	$(0.1)

The Company reports its derivatives at fair value as either assets or liabilities within its condensed consolidated balance sheet. See Note 12, Fair Value Measurements, for information on derivative fair values and their condensed consolidated balance sheet location as of March 31, 2017 and December 31, 2016.

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

Share Repurchases

On February 21, 2017, the Company’s board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced the Company’s prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had $232.9 million of remaining authorized capacity. This share repurchase program allows the Company, which includes an indirect wholly owned subsidiary of Herbalife Ltd., to repurchase the Company’s common shares, at such times and prices as determined by the Company’s management as market conditions warrant and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law. The Credit Facility permits the Company to repurchase its common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met.

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

As a result of the Forward Transactions, the Company’s total shareholders’ equity within its condensed consolidated balance sheet was reduced by approximately $685.8 million during the first quarter of 2014, with amounts of $653.9 million and $31.9 million being allocated between accumulated deficit and additional paid-in-capital, respectively, within total shareholders’ equity. Also, upon executing the Forward Transactions, the Company recorded, at fair value, $35.8 million in non-cash issuance costs to other assets and a corresponding amount to additional paid-in-capital within its condensed consolidated balance sheet. These non-cash issuance costs will be amortized to interest expense over the contractual term of the Forward Transactions. For both the three months ended March 31. 2017 and 2016, the Company recognized $1.6 million of non-cash interest expense within its condensed consolidated statements of income relating to amortization of these non-cash issuance costs.

During the three months ended March 31, 2017, an indirect wholly owned subsidiary of the Company purchased 1.1 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million or an average cost of $56.10 per share which reduced the Company’s total shareholders’ equity and is reflected at cost within the Company’s accompanying condensed consolidated balance sheet. Although these shares are owned by an indirect wholly owned subsidiary of the Company, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within the Company’s condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating earnings per share. As of March 31, 2017, the Company held approximately 1.1 million of treasury shares for U.S. GAAP purposes. The Company did not repurchase any common shares in the open market during the three months ended March 31, 2016. As of March 31, 2017, the remaining authorized capacity under the Company’s $1.5 billion share repurchase program was $1,439.3 million.

The number of shares issued upon vesting or exercise for certain restricted stock units and SARs granted pursuant to the Company’s share-based compensation plans is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements and reduce the Company’s additional paid-in-capital within total shareholders’ equity and are reflected as share repurchases on the Company’s condensed consolidated statements of cash flows as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above.

For the three months ended March 31, 2017 and March 31, 2016, the Company’s share repurchases were $60.7 million and none, respectively, under the Company’s share repurchase programs and $7.5 million and $2.3 million, respectively, due to shares withheld for tax purposes related to the Company’s share-based compensation plans. For the three months ended March 31, 2017 and March 31, 2016, the Company’s total share repurchases, including shares withheld for tax purposes, were $68.2 million and $2.3 million, respectively, and have been recorded as a reduction to shareholders’ equity within the Company’s condensed consolidated balance sheet. The Company recorded $58.1 million of total share repurchases within financing activities on its condensed consolidated statement of cash flows for the three months ended March 31, 2017, which excludes $10.1 million of share repurchases for which payment was made subsequent to the quarter end and therefore reflected as a liability within the Company’s condensed consolidated balance sheet as of March 31, 2017.

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, the Company paid approximately $123.8 million to enter into capped call transactions with respect to its common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. The strike price and cap price are subject to certain adjustments under the terms of the Capped Call Transactions. Therefore, as a result of executing the Capped Call Transactions, the Company in effect will only be exposed to potential net dilution once the market price of its common shares exceeds the adjusted cap price. As a result of the Capped Call Transactions, the Company’s additional paid-in capital within shareholders’ equity on its condensed consolidated balance sheet was reduced by $123.8 million during the first quarter of 2014.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and 2016:

	Changes in Accumulated Other Comprehensive
	Income (Loss) by Component
	Three Months Ended March 31,
	2017			2016
	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Total	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Other	Total
	(In millions)
Beginning Balance	$(215.5)	$10.4	$(205.1)	$(183.0)	$17.4	$0.1	$(165.5)
Other comprehensive income (loss) before reclassifications, net of tax	23.0	(6.1)	16.9	20.0	(0.7)	—	19.3
Amounts reclassified from accumulated other comprehensive income (loss) to income, net of tax(1)	—	(1.4)	(1.4)	—	(4.9)	(0.1)	(5.0)
Total other comprehensive income (loss), net of reclassifications	23.0	(7.5)	15.5	20.0	(5.6)	(0.1)	14.3
Ending balance	$(192.5)	$2.9	$(189.6)	$(163.0)	$11.8	$—	$(151.2)

(1)

See Note 9, Derivative Instruments and Hedging Activities, for information regarding the location in the condensed consolidated statements of income of gains (losses) reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2017 and 2016.

Other comprehensive income (loss) before reclassifications was net of tax expense of $2.6 million for foreign currency translation adjustment for the three months ended March 31, 2017.

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

11. Earnings Per Share

Basic earnings per share represents net income divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share represents net income divided by the weighted average number of common shares outstanding, inclusive of the effect of dilutive securities such as outstanding SARs and stock units.

The following are the common share amounts used to compute the basic and diluted earnings per share for each period:

	For the Three Months Ended March 31,
	2017	2016
	(in millions)
Weighted average shares used in basic computations	83.1	82.8
Dilutive effect of exercise of equity grants outstanding	3.6	2.8
Weighted average shares used in diluted computations	86.7	85.6

There were an aggregate of 5.3 million and 4.7 million of equity grants, consisting of SARs, and stock units that were outstanding during the three months ended March 31, 2017 and 2016, respectively, but were not included in the computation of diluted earnings per share because their effect would be anti-dilutive or the performance condition for the award had not been satisfied.

Since the Company will settle the principal amount of its Convertible Notes in cash and settle the conversion feature for the amount above the conversion price in common shares, or the conversion spread, the Company uses the treasury stock method for calculating any potential dilutive effect of the conversion spread on diluted earnings per share, if applicable. The conversion spread will have a dilutive impact on diluted earnings per share when the average market price of the Company’s common shares for a given period exceeds the initial conversion price of $86.28 per share. For the three months ended March 31, 2017 and 2016, the Convertible Notes have been excluded from the computation of diluted earnings per share as the effect would be anti-dilutive since the conversion price of the Convertible Notes exceeded the average market price of the Company’s common shares for the three months ended March 31, 2017 and 2016. The initial conversion rate and conversion price is described further in Note 4, Long-Term Debt.

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

The Company measures certain assets and liabilities at fair value as discussed throughout the notes to its condensed consolidated financial statements. Foreign exchange currency contracts are valued using standard calculations and models primarily based on inputs such as observable forward rates, spot rates and foreign currency exchange rates at the reporting period ended date. The Company’s derivative assets and liabilities are measured at fair value and consisted of Level 2 inputs and their amounts are shown below at their gross values at March 31, 2017 and December 31, 2016:

Fair Value Measurements at Reporting Date

	Derivative Balance Sheet Location	Significant Other Observable Inputs (Level 2) Fair Value at March 31, 2017	Significant Other Observable Inputs (Level 2) Fair Value at December 31, 2016
		(in millions)
ASSETS:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Prepaid expenses and other current assets	$2.7	$4.6
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Prepaid expenses and other current assets	$0.5	$2.8
		$3.2	$7.4
LIABILITIES:
Derivatives designated as hedging instruments:
Foreign exchange currency contracts relating to inventory and intercompany management fee hedges	Other current liabilities	$4.5	$—
Derivatives not designated as hedging instruments:
Foreign exchange currency contracts	Other current liabilities	$1.8	$3.5
		$6.3	$3.5

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of money market funds and foreign and domestic bank accounts. These cash and cash equivalents are valued based on level 1 inputs which consist of quoted prices in active markets. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents.

The Company’s deferred compensation plan assets consist of Company owned life insurance policies. As these policies are recorded at their cash surrender value, they are not required to be included in the fair value table above. See Note 6, Employee Compensation Plans, to the Company’s 2016 10-K for a further description of its deferred compensation plan assets.

The following tables summarize the offsetting of the fair values of the Company’s derivative assets and derivative liabilities for presentation in the Company’s condensed consolidated balance sheet at March 31, 2017 and December 31, 2016:

	Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet
	(In millions)
March 31, 2017
Foreign exchange currency contracts	$3.2	$(2.8)	$0.4
Total	$3.2	$(2.8)	$0.4
December 31, 2016
Foreign exchange currency contracts	$7.4	$(3.0)	$4.4
Total	$7.4	$(3.0)	$4.4

	Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet
	(In millions)
March 31, 2017
Foreign exchange currency contracts	$6.3	$(2.8)	$3.5
Total	$6.3	$(2.8)	$3.5
December 31, 2016
Foreign exchange currency contracts	$3.5	$(3.0)	$0.5
Total	$3.5	$(3.0)	$0.5

The Company offsets all of its derivative assets and derivative liabilities in its condensed consolidated balance sheet to the extent it maintains master netting arrangements with related financial institutions. As of March 31, 2017 and December 31, 2016, all of the Company’s derivatives were subject to master netting arrangements and no collateralization was required for the Company’s derivative assets and derivative liabilities.

13. Detail of Certain Balance Sheet Accounts

Other Assets

The Other assets on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan assets of $31.5 million and $30.6 million and long-term deferred tax assets of $189.9 million and $155.2 million as of March 31, 2017 and December 31, 2016, respectively.

Other Current Liabilities

Other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
	(In millions)
Accrued compensation	$91.8	$125.8
Accrued liabilities	269.8	236.9
Advance sales deposits	113.2	50.1
Income taxes payable	32.4	42.0
Total	$507.2	$454.8

Other Non-Current Liabilities

The Other non-current liabilities on the Company’s accompanying condensed consolidated balance sheets includes deferred compensation plan liabilities of $52.6 million and $50.0 million and deferred income tax liabilities of $15.8 million and $15.3 million as of March 31, 2017 and December 31, 2016 respectively. See Note 6, Employee Compensation Plans, in the 2016 10-K for a further description of the Company’s deferred compensation plan assets and liabilities.

14. Subsequent Events

During April 2017, an indirect wholly owned subsidiary of the Company repurchased approximately 1.0 million of the Company’s common shares for aggregate consideration of approximately $57.9 million through open market purchases under the Company’s $1.5 billion share repurchase program.  These repurchases were effected pursuant to Rule 10b5-1 trading plans. See Note 10, Shareholders’ Equity, for a discussion of how common shares repurchased by the Company’s indirect wholly owned subsidiary are treated under U.S. GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Part I, Item 1 – Financial Information, of this Quarterly Report on Form 10-Q and our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2016, or the 2016 10-K. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Herbalife Ltd., a Cayman Islands exempt limited liability company, and its consolidated subsidiaries.

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

We are monitoring the impact of the Consent Order and our Board of Directors has established the Implementation Oversight Committee in connection with the Consent Order. The committee has met and will meet regularly with management to oversee our compliance with the terms of the Consent Order. While we currently do not expect the settlement to have a long-term and materially adverse impact on our business and our Member base, our business and our Member base, particularly in the U.S., may be negatively impacted as we and they adjust to the changes. The terms of the settlement do not change our going to market through direct selling by independent distributors, and compensating those distributors based upon the product they and their sales organization sell. We were at the time of the settlement, and are now, in the process of implementing many of the new and enhanced procedures; however, the terms of the settlement and the costs to comply therewith could adversely affect our business operations, our results of operations and our financial condition. See Item 1A – Risk Factors of this Quarterly Report on Form 10-Q for a discussion of risks related to the settlement with the FTC.

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

	Three Months Ended March 31,
	2017	2016	% Change
	(Volume Points in millions)
North America	302.6	319.5	(5.3%)
Mexico	225.4	215.9	4.4%
South & Central America	153.3	177.8	(13.8%)
EMEA	274.2	260.7	5.2%
Asia Pacific (excluding China)	260.8	249.5	4.5%
China(1)	182.0	155.2	17.3%
Worldwide	1,398.3	1,378.6	1.4%

(1)

Management believes China’s Volume Point increase was primarily driven by Member response to a price increase announced in March 2017 to be effective April 1, 2017. This price increase announcement, our first for the market in six years, drove significant sales orders late in March as Members made purchases ahead of the price change.  Volume points also includes certain sales orders that were not shipped to or received by the Members and their customers by the end of the first quarter of 2017, and therefore not recorded as net sales for the first quarter of 2017 and will be recognized in net sales during the subsequent quarter.  Such timing differences are routine, but were heightened for China’s first quarter by the price increase announcement.

We believe the increase in worldwide Volume Points for the three months ended March 31, 2017 of 1.4%, a lower rate of increase than that achieved in the prior year period, was largely driven by member response in China to a price increase announced in March to be effective April 1, 2017.  This price increase announcement, our first for the market in six years, drove significant sales orders late in March as members made purchases ahead of the price change.  Longer term, favorable Volume Point growth trends have been attributable to our facilitation of sales leader success and customer satisfaction by providing quality products and emphasizing sustainable business; improved DMOs, including daily consumption approaches such as Nutrition Clubs; easier access to product; systemized training for Members on our products and methods; and continued promotion and branding of Herbalife products. The decrease for North America for the quarter after an increase in the prior year period reflects Member focus on FTC settlement implementation actions including training on new tools and methods for documenting sales, and time spent to then train their sales organizations.  We continue to see declines in the South & Central America region primarily as a result of regional specific challenges discussed in greater detail in Sales by Geographic Region below.  The increase for Asia Pacific (excluding China) for the quarter reflects the continued success across many markets of distributor training and sales programs intended to improve customer orientation and daily consumption methods.  These activities have helped increase customer acquisition, distributor activity and leader retention. China, despite the impact of the announced price change, saw a lower rate of increase than recent prior year periods, attributable to factors such as Members testing new business methods that did not prove to be as sustainable as traditional methods.  Sales volume results are discussed further below in the applicable sections of Sales by Geographic Region. We believe the changes to our Marketing Plan, as well as our competitive strengths and business strategies, each of which discussed in greater detail in Item 1 — Business of the 2016 10-K, will contribute to achieving our long-term objective of sustainable sales growth through retailing, recruiting and retention.

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

For the latest twelve month re-qualification period ending January 2017, approximately 60.9% of our sales leaders, excluding China and Venezuela, re-qualified. This figure excludes sales leaders in the United States who had converted to preferred member prior to the re-qualification period-end, as those individuals were not eligible for requalification; had these individuals been included in the calculation the figure would have been 59.3%. Venezuelan Members were excluded from retention figures for the year ended January 2017 due to revised requalification criteria that are not comparable to prior periods or to other markets and were excluded from 2016 as sales leaders in the market were not required to requalify that year due to product supply limitations. Argentina is excluded from 2016 as described further in the 2016 10-K.

Sales Leaders Statistics (Excluding China)	2017	2016
	(In thousands)
January 1 total sales leaders	572.9	603.3
January & February new sales leaders	26.8	27.7
Demoted sales leaders (did not re-qualify)(1)	(124.0)	(207.6)
Sales leaders who converted to preferred members	(38.3)	—
Other sales leaders (resigned, etc.)	(2.0)	(3.9)
End of February total sales leaders(1)	435.4	419.5

The statistics below further highlight the calculation for retention.

Sales Leaders Retention (Excluding China)	2017	2016
	(In thousands)
Sales leaders needed to re-qualify	379.0	450.2
Demoted sales leaders (did not re-qualify)(2)	(148.3)	(206.4)
Total re-qualified	230.7	243.8
Retention rate	60.9%	54.2%

(1)

Demoted sales leaders excludes, and the end of February total sales leaders includes, approximately 10.0 thousand South Korea sales leaders who were demoted in March 2017, under a distinct program that granted our South Korea sales leaders one additional month to re-qualify.

(2)

For historical comparison purposes the 60.9% retention rate calculation for February 2017 includes as demoted 20.3 thousand sales leaders who re-qualified, but under a pilot program for certain markets with a lower re-qualification threshold, but excludes 6.0 thousand Venezuelan sales leaders who were demoted under revised criteria that are not comparable to prior periods or other markets. The retention rate for 2017 if calculated absent these adjustments would have been 65.5%.

The table below reflects the number of sales leaders as of the end of February of the year indicated (subsequent to the annual re-qualification date) and sales leader retention rate by year and by region.

	Number of Sales Leaders		Sales Leaders Retention Rate
	2017	2016	2017	2016
North America	61,362	79,305	74.8%	58.3%
Mexico	74,968	67,294	71.7%	57.1%
South & Central America	73,375	77,523	55.2%	53.0%
EMEA	101,101	87,500	62.2%	63.6%
Asia Pacific (excluding China)	124,555	107,871	49.7%	43.8%
Total Sales Leaders	435,361	419,493	60.9%	54.2%
China	47,244	41,890
Worldwide Total Sales Leaders	482,605	461,383

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

Retention Rate for the requalification period ended January 2017 was significantly improved compared to prior year periods.  We believe this performance is the result of efforts we have made to improve the sustainability of sales leaders’ businesses such as encouraging Members to obtain experience retailing Herbalife products before becoming a sales leader.

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

Total distributor allowances for the three months ended March 31, 2017 and 2016 were 40.5% and 40.1% of retail sales, respectively. Distributor allowances and Marketing Plan payouts generally utilize 90% to 95% of suggested retail price, depending on the product and market, to which we apply discounts of up to 50% for distributor allowances and payout rates of up to 15% for royalty overrides, up to 7% for production bonuses, and approximately 1% for the Mark Hughes bonus. Distributor allowances as a percentage of retail sales may vary by country depending upon regulatory restrictions that limit or otherwise restrict distributor allowances. We also offer reduced distributor allowances with respect to certain products worldwide. Each Member’s level of discount is determined by qualification based on volume of purchases. In cases where a Member has qualified for less than the maximum discount, the remaining discount, which we also refer to as a wholesale commission, is received by their sponsoring Members. Therefore, product sales are recognized net of product returns and distributor allowances.

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

While certain Members may profit from their activities by reselling our products for amounts greater than the prices they pay us, Members that develop, retain, and manage other Members may earn additional compensation for those activities, which we refer to as “Royalty overrides.” Royalty overrides are our most significant operating expense and consist of:

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

In China, our independent service providers are compensated for marketing, sales support, and other services instead of the distributor allowances and royalty overrides utilized in our global marketing plan. Service fees to China independent service providers are included in selling, general and administrative expenses.

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

Summary Financial Results

Net sales for the three months ended March 31, 2017 were $1,102.1 million. Net sales decreased $17.5 million, or 1.6%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales were flat for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in net sales of 1.6% for the three months ended March 31, 2017 was primarily driven by an unfavorable change in country sales mix and the effect of a stronger U.S. dollar and the resulting fluctuation in foreign currency rates, which reduced net sales by approximately 1.7% and 1.5%, respectively; partially offset by an increase in sales volume, as measured by an increase in Volume Points and price increases, which increased net sales by approximately 1.4% and 1.3%, respectively.

Net income for the three months ended March 31, 2017 was $85.2 million, or $0.98 per diluted share. Net income decreased $10.6 million, or 11.1%, for the three March 31, 2017, as compared to the same period in 2016. The decrease in net income for the three months ended March 31, 2017 was primarily due to a lower contribution margin driven by lower sales as discussed above; higher selling, general, and administrative expenses, which included $8.6 million higher salaries and benefits, and $9.1 million in higher service fees to China service providers; $5.3 million in higher interest expense primarily due to an increase in borrowings during the period in connection with the new senior secured credit facility entered into on February 15, 2017; partially offset by lower income taxes.

Net income for the three months ended March 31, 2017 included a $12.6 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements); a $3.8 million pre-tax unfavorable impact ($2.5 million post-tax) from expenses related to regulatory inquiries; a $1.5 million pre-tax unfavorable impact ($1.1  million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); and a $8.5 million pre-tax unfavorable impact ($5.7 million post-tax) from expenses related to the implementation of the FTC Consent Order.

The income tax impact of the expenses discussed above is based on forecasted items affecting our 2017 full year effective tax rate. Adjustments to forecasted items unrelated to these expenses, as well as impacts related to interim reporting, will have an effect on the income tax impact of these items in subsequent periods.

Net income for the three months ended March 31, 2016 included a $12.2 million unfavorable impact of non-cash interest expense related to the Convertible Notes and the Forward Transactions (See Note 4, Long-Term Debt, to the Condensed Consolidated Financial Statements); a $7.6 million pre-tax unfavorable impact ($4.8 million post-tax) from expenses related to regulatory inquiries; a $2.9 million pre-tax unfavorable impact ($2.3 million post-tax) related to legal, advisory services and other expenses for our response to allegations and other negative information put forward in the marketplace by a hedge fund manager which started in late 2012 (See Selling, General and Administrative Expenses below for further discussion); a $1.4 million pre-tax unfavorable impact ($0.9 million post-tax) related to expenses incurred for the recovery of costs associated with the re-audit of our 2010 to 2012 financial statements after the resignation of KPMG as our independent registered public accounting firm; and a $0.8 million pre-tax favorable impact ($0.6 million post-tax) of government grant income in China.

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

The following table sets forth selected results of our operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31, 2017	March 31, 2016
Operations:
Net sales	100.0%	100.0%
Cost of sales	18.6	19.0
Gross profit	81.4	81.0
Royalty overrides(1)	28.6	27.9
Selling, general and administrative expenses(1)	39.8	38.2
Other operating income	—	(0.1)
Operating income	13.0	15.0
Interest expense, net	2.7	2.2
Income before income taxes	10.3	12.8
Income taxes	2.6	4.2
Net income	7.7%	8.6%

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

Net Sales by Reporting Segment

The Primary Reporting Segment reported net sales of $886.5 million for the three months ended March 31, 2017, representing a decrease of $15.7 million, or 1.7% for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 1.2% for the three months ended March 31, 2017, as compared to the same period in 2016 for the Primary Reporting Segment. The 1.7% decrease in net sales for the three months ended March 31, 2017 was primarily due to an unfavorable change in country mix, a decrease in sales volume, as measured by a decrease in Volume Points, and the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates which reduced net sales by approximately 1.5%, 0.6% and 0.5%, respectively; partially offset by price increases which increased net sales by approximately 1.6%.

China reported net sales of $215.6 million for the three months ended March 31, 2017, representing a decrease of $1.8 million, or 0.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 4.6% for the three months ended March 31, 2017, as compared to the same period in 2016 for China. The 0.8% decrease in China net sales for the three months ended March 31, 2017 was primarily due to the impact of foreign currency fluctuation, which reduced net sales by approximately 5.4%; partially offset by an increase in sales volume driven by Member response to a price increase announced in March to be effective April 1, 2017.

Contribution Margin by Reporting Segment

As discussed above under “Presentation,” contribution margin consists of net sales less cost of sales and Royalty overrides.

The Primary Reporting Segment reported contribution margin of $386.6 million, representing a decrease of $10.4 million, or 2.6%, for the three months ended March 31, 2017, as compared to the same period in 2016. The 2.6% decrease for the three months ended March 31, 2017 was primarily the result of unfavorable country mix and the impact of fluctuations in the foreign currency rates which reduced contribution margin by approximately 4.3% and 3.5%, respectively, partially offset by price increases and the favorable impact of other cost changes mainly from cost savings through strategic sourcing and self-manufacturing, which increased contribution margin by approximately 2.5% and 3.1%, respectively.

China reported contribution margin of $195.8 million for the three months ended March 31, 2017, representing a slight decrease of $1.8 million, or 0.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. The slight decrease for the three months ended March 31, 2017 was primarily due to the decrease in sales as mentioned above.

Sales by Geographic Region

The following chart reconciles retail sales to net sales by geographic region:

	Three Months Ended March 31,
	2017					2016
	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(1)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Change in Net Sales
	(In millions)
North America	$386.0	$(178.8)	$207.2	$22.6	$229.8	$405.8	$(182.9)	$222.9	$23.1	$246.0	(6.6%)
Mexico	180.1	(81.6)	98.5	6.3	104.8	187.9	(84.8)	103.1	6.6	109.7	(4.5%)
South & Central America	212.9	(98.8)	114.1	8.3	122.4	217.0	(99.0)	118.0	9.0	127.0	(3.6%)
EMEA	361.2	(163.9)	197.3	12.5	209.8	340.3	(154.2)	186.1	12.3	198.4	5.7%
Asia Pacific	374.6	(161.8)	212.8	6.9	219.7	359.1	(153.4)	205.7	15.4	221.1	(0.6%)
China	240.4	(25.9)	214.5	1.1	215.6	246.6	(30.4)	216.2	1.2	217.4	(0.8%)
Worldwide	$1,755.2	$(710.8)	$1,044.4	$57.7	$1,102.1	$1,756.7	$(704.7)	$1,052.0	$67.6	$1,119.6	(1.6%)

(1)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

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

Management’s role, both in-country and at the region and corporate level, is to provide Members with a competitive and broad product line, encourage strong teamwork and Member leadership and offer leading edge business tools and technology services to make doing business with Herbalife simple. Management uses the Member Marketing Plan, which reflects the rules for our global network marketing organization that specify the qualification requirements and general compensation structure for Members, coupled with educational and motivational tools and promotions to encourage Members to increase retailing, retention, and recruiting, which in turn affect net sales. Such tools include Company sponsored sales events such as Extravaganzas, Leadership Development Weekends and World Team Schools where large groups of Members gather, thus allowing them to network with other Members, learn retailing, retention, and recruiting techniques from our leading Members and become more familiar with how to market and sell our products and business opportunities. Accordingly, management believes that these development and motivation programs increase the productivity of the sales leader network. The expenses for such programs are included in selling, general and administrative expenses. We also use event and non-event product promotions to motivate Members to increase retailing, retention, and recruiting activities. These promotions have prizes ranging from qualifying for events to product prizes and vacations. A program that we have seen success with and begun to use on a broad basis is the Member Activation Program, under which new Members, who order a modest number of volume points in each of their first three months, earn a prize. Our objective is to encourage new Members to begin acquiring retail customers on a modest scale before attempting to qualify for sales leader status. The costs of these programs are included in selling, general and administrative expenses.

DMOs are being generated in many of our markets and are globalized where applicable through the combined efforts of Members and country, regional and corporate management. While we support a number of different DMOs, one of the most popular DMOs is the daily consumption DMO. Under our traditional DMO, a Member typically sells to its customers on a somewhat infrequent basis (e.g., monthly) which provides fewer opportunities for interaction with their customers. Under a daily consumption DMO, a Member interacts with its customers on a more frequent basis, including such activities as weekly weigh-ins, which enables the Member to better educate and advise customers about nutrition and the proper use of the products and helps promote daily usage as well, thereby helping the Member grow his or her business. Specific examples of DMOs include the Club concept in Mexico, Premium Herbalife Opportunity Meetings in South Korea, the Healthy Breakfast concept in Russia, and the Internet/Sampling and Weight Loss Challenge in the U.S. Management’s strategy is to review the applicability of expanding successful country initiatives throughout a region, and where appropriate, financially support the globalization of these initiatives.

The factors described above have helped Members increase their business, which in turn helps drive Volume Point growth in our business, and thus, net sales growth. The discussion below of net sales details some of the specific drivers of changes in our business and causes of sales fluctuations during the three months ended March 31, 2017, as compared to the same period in 2016, as well as the unique growth or contraction factors specific to certain geographic regions or significant countries within a region during these periods. Net sales fluctuations, both Company-wide and within a particular geographic region or country, are primarily the result of changes in volume, changes in prices, and/or changes in foreign currency translation rates. The discussion of changes in net sales quantifies the impact of those drivers that are quantifiable such as changes in foreign currency translation rates, and cites the estimated impact of any significant price changes. The remaining drivers, which management believes are the primary drivers of changes in volume, are typically qualitative factors whose impact cannot be quantified. The Company measures sales volume using Volume Points.

North America

The North America region reported net sales of $229.8 million for the three months ended March 31, 2017. Net sales decreased $16.2 million, or 6.6%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased by 6.7% for the three months ended March 31, 2017, as compared to the same period in 2016. The decrease in net sales for the three months ended March 31, 2017, as compared to the same period in 2016, was a result of a net sales decrease in the U.S. of $16.2 million or 6.7%. The 6.6% decrease in net sales for the North America region for the three months ended March 31, 2017 was primarily the result of a decrease in sales volume, as measured by a decrease in Volume Points, which decreased net sales by approximately 5.3%.

As discussed above, in July 2016 we reached a settlement with the FTC. As part of the settlement, we agreed to implement certain new procedures and enhance certain existing procedures in the United States, most of which we will have ten months from the Effective Date to implement. We believe North America’s Volume Point decrease for the first quarter of 2017, versus an increase for the prior year period, reflects Member focus on FTC settlement implementation actions including training on new tools and methods for documenting sales and time spent to then train their sales organizations.  Sales volume for the first quarter of 2016 saw an increase reflecting the positive results of Members having adjusted to revisions in our Marketing Plan intended to enhance and reward a customer-centric business focus where we encourage Members to achieve product results and gain experience in the Herbalife business prior to attempting to qualify for sales leader.

While we do not expect the FTC settlement to have a long-term material adverse impact on our net sales in the North America region or on our Member base, we believe net sales for the region could continue to be negatively impacted during 2017 as we and our Members spend time educating and training, and as our Members implement and adjust to the changes.

Mexico

The Mexico region reported net sales of $104.8 million for the three months ended March 31, 2017. Net sales for the three months ended March 31, 2017 decreased $4.9 million, or 4.5%, as compared to the same period in 2016. In local currency, net sales for the three months ended March 31, 2017 increased 7.6%, as compared to the same period in 2016. The 4.5% decrease in net sales for the three months ended March 31, 2017 was primarily the result of the effect of the strong U.S. dollar and the resulting impact of fluctuations in foreign currency rates, which reduced net sales by approximately 12.0%. This reduction to net sales was partially offset by an increase in sales volume, as measured by an increase in Volume Points, and price increases which contributed approximately 4.4% and 3.8%, respectively to net sales.

Mexico has had continued success with the Member Activation Program for new Members. The Mexico market has also improved service to Members by expanding the number of access points where Members can order, pay for and pick up products.

South and Central America

The South and Central America region reported net sales of $122.4 million for the three months ended March 31, 2017. Net sales decreased $4.6 million, or 3.6%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 7.7% for the three months ended March 31, 2017, as compared to the same period in 2016. The 3.6% decrease in net sales for the three months ended March 31, 2017 was the result of a decline in sales volume, as measured by a decrease in Volume Points, which reduced net sales by approximately 13.8%. This reduction to net sales was partially offset by price increases and fluctuations in foreign currency rates, which increased net sales by approximately 7.2% and 4.1%, respectively.

We believe the decline in Volume Points for the region for the quarter, continuing a trend of declines for prior year periods, was a result of certain country-specific challenges in the markets making up the region discussed below.

In Brazil, the region’s largest market, net sales were $51.3 million for the three months ended March 31, 2017. Net sales increased $1.1 million, or 2.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 17.3% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $9.8 million on net sales in Brazil for the three months ended March 31, 2017. Changes in ICMS tax legislation, effective April 2016, reduced net sales by approximately $4 million for the first quarter of 2017. The Brazil market is transitioning more slowly than other major markets through Marketing Plan changes intended to build more sustainable business for our Members through a focus on daily product consumption and retailing.  We have introduced programs in Brazil that have been successful in other regions to improve Member activity and productivity.  We are also increasing the number of product access points, expanding our product offering to promote more frequent consumption moments, and exploring product affordability approaches for the market.

Net sales in Peru were $16.0 million for the three months ended March 31, 2017. Net sales decreased $0.4 million, or 2.1%, for the three months ended March 31, 2017 as compared to the same period in 2016. In local currency, net sales decreased 6.7% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $0.8 million on net sales for the three months ended March 31, 2017. Peru experienced severe inclement weather during the quarter, which we believe directly impacted the ability of our Members to operate their businesses.

EMEA

The EMEA region reported net sales of $209.8 million for the three months ended March 31, 2017. Net sales increased $11.4 million, or 5.7%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 5.8% for the three months ended March 31, 2017, as compared to the same period in 2016. The 5.7% increase in net sales for the three months ended March 31, 2017 was primarily the result of an increase in sales volume, as measured by an increase in Volume Points, and price increases which increased net sales by approximately 5.2% and 1.6%, respectively. The EMEA region has had several years of growth in sales volume, as measured by an increase in Volume Points. Though the region is made up of a large number of markets with different characteristics and levels of success, generally we believe volume growth for the region is correlated with programs that have enhanced the quality and activity of sales leaders as they continue to focus on customer-oriented initiatives.

Net sales in Italy were $33.3 million for the three months ended March 31, 2017. Net sales were flat, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 3.7% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had an unfavorable impact of $1.2 million on net sales in Italy for the three months ended March 31, 2017. Italy continues to benefit from ongoing events such as city-by-city tours and increased efforts to increase brand awareness.

Net sales in Russia were $31.9 million for the three months ended March 31, 2017. Net sales increased $7.8 million, or 32.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 4.4% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $6.7 million on net sales in Russia for the three months ended March 31, 2017. Product prices in Russia were increased 5% in February 2017 and 5% in March 2016.

Net sales in Spain were $23.2 million for the three months ended March 31, 2017. Net sales increased $0.2 million, or 0.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales in Spain increased 4.3% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had an unfavorable impact of $0.8 million on net sales in Spain for the three months ended March 31, 2017. Spain has seen continued to increase the number of Member locations such as Nutrition Clubs, and utilized local marketing strategies such as athletic sponsorships to increase brand awareness.

Asia Pacific

The Asia Pacific region, which excludes China, reported net sales of $219.7 million for the three months ended March 31, 2017. Net sales decreased $1.4 million, or 0.6%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 2.0% for the three months ended March 31, 2017, as compared to the same period in 2016. The 0.6% decrease in net sales for the three months ended March 31, 2017 was primarily due to an unfavorable change in country sales mix resulting from a lower percentage of our sales volume coming from markets with higher prices and the impact of effective price reductions in India, which reduced net sales for the region by approximately 5.5% and 0.9%, respectively. These reductions to net sales were partially offset by an increase in sales volume, as measured by an increase in Volume Points, and fluctuations in foreign currency rates which contributed approximately 4.5% and 1.4%, respectively, to net sales.  The increase in Volume Points for the region for the quarter was led by India, partially offset by a significant decline in the South Korea market.

Net sales in South Korea were $34.6 million for the three months ended March 31, 2017. Net sales decreased $12.7 million, or 26.9%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 29.7% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.4 million on net sales for the three months ended March 31, 2017. South Korea continues to be negatively impacted by a number of changes in the Marketing Plan, including certain changes unique to the market, intended to enhance and reward a customer-centric business focus where we encourage Members to achieve product results and gain experience in the Herbalife business prior to attempting to qualify as a sales leader. In addition to a shift in emphasis toward longer-term sales leader qualification, we also changed the product discount structure in South Korea and began charging a fee for the Member kit during 2016. Previously, the Member kit in South Korea was free. While we believe these changes will benefit the market in the long term, they have resulted in sales declines as sales leaders continue to adapt to these new methods of operation.

Net sales in India were $41.3 million for the three months ended March 31, 2017. Net sales increased $3.4 million, or 9.0%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 8.2% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $0.3 million on net sales for the three months ended March 31, 2017. Strong volume growth was partially offset by the impact of effective price reductions for the market.  In 2016, we introduced the Member Activation Program which we believe has contributed to higher sales leader activity and productivity compared to the same period last year. Additionally, we began the segmentation of our Members into preferred members and distributors as required by local regulations. India continues to expand its product line, offering more comprehensive nutrition products for customers.

Net sales in Taiwan were $30.5 million for the three months ended March 31, 2017. Net sales increased $0.1 million, or 0.2%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales decreased 5.8% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $1.8 million on net sales for the three months ended March 31, 2017. Taiwan sales have declined versus the prior year period on a local currency basis as the market adjusts to and Members optimize programs and training introduced in 2016.

Net sales in Indonesia were $33.2 million for the three months ended March 31, 2017. Net sales increased $6.4 million, or 23.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 22.3% for the three months ended March 31, 2017, as compared to the same period in 2016. The fluctuation of foreign currency rates had a favorable impact of $0.4 million on net sales for the three months ended March 31, 2017. Indonesia had a price increase of 3% in September 2016. The Indonesia market has continued to make progress by focusing on a customer-based business and daily consumption through Nutrition Clubs, training activities, and new products.  We have increased the number of product access points for the market and expanded a city-by-city training and promotion approach.

China

Net sales in China were $215.6 million for the three months ended March 31, 2017. Net sales decreased $1.8 million, or 0.8%, for the three months ended March 31, 2017, as compared to the same period in 2016. In local currency, net sales increased 4.6% for the three months ended March 31, 2017, as compared to the same period in 2016. The net sales decrease for the quarter was the result of an unfavorable impact of fluctuations in foreign currency rates, which reduced net sales by approximately 5.4%.  The local currency sales increase was due to an increase in sales volume, driven by Member response to a price increase announced in March to be effective April 1, 2017.  This price increase announcement drove stronger than expected sales volume for the first quarter as Members made purchases ahead of the price change.  Management expects the price increase to have an adverse effect on China sales volume for the second quarter of 2017, primarily reflecting the impact of sales having been drawn forward into the first quarter.

We believe the continued adoption and acculturation of daily consumption DMOs in the China market, supported by ongoing investments in areas including brand awareness, product access, and online and mobile platforms has contributed to growth in China over recent years. We believe the lower rate of sales volume increase in recent quarters, and a volume decline for the fourth quarter of 2016, as measured by a decrease in Volume Points, is attributable to factors such as Members testing new social media business methods that did not prove to be as sustainable as traditional methods. Members in China are now re-focusing on more established business methods, complimented by the use of social media. We have also introduced the Member Activation Program, similar to that used in other markets around the world, for new Members in China.

We recently announced to our Members in China an upcoming expansion of our online ordering platform, which will allow our Members and Preferred Customers in China to purchase certain new products from a wholly owned subsidiary outside China for only personal consumption. While this expanded online platform is expected to facilitate new product launches and incremental sales over time, we do not expect the few new products planned to be offered in 2017 to have a significant impact on net sales for 2017.

Sales by Product Category

	Three Months Ended March 31,
	2017					2016
	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	Retail Sales(2)	Distributor Allowance	Product Sales	Shipping & Handling Revenues	Net Sales	% Change in Net Sales
	(In millions)
Weight Management	$1,144.2	$(474.0)	$670.2	$37.6	$707.8	$1,140.1	$(471.0)	$669.1	$43.9	$713.0	(0.7%)
Targeted Nutrition	431.5	(178.7)	252.8	14.2	267.0	419.0	(173.1)	245.9	16.1	262.0	1.9%
Energy, Sports and Fitness	102.5	(42.5)	60.0	3.4	63.4	101.7	(42.0)	59.7	3.9	63.6	(0.3%)
Outer Nutrition	40.4	(16.7)	23.7	1.3	25.0	47.0	(19.4)	27.6	1.8	29.4	(15.0%)
Literature, Promotional and Other(1)	36.6	1.1	37.7	1.2	38.9	48.9	0.8	49.7	1.9	51.6	(24.6%)
Total	$1,755.2	$(710.8)	$1,044.4	$57.7	$1,102.1	$1,756.7	$(704.7)	$1,052.0	$67.6	$1,119.6	(1.6%)

(1)	Product buy backs and returns in all product categories are included in literature, promotional and other category
(2)	Retail sales is a Non-GAAP measure which may not be comparable to similarly-titled measures used by other companies.

Net sales for the Targeted Nutrition product category increased for the three months ended March 31, 2017 as compared to the same period in 2016. Net sales for the Weight Management, Energy, Sports and Fitness, Outer Nutrition, and Literature, Promotional, and Other product categories decreased for the three months ended March 31, 2017 as compared to the same period in 2016. The trend and business factors described in the above discussions of the individual geographic regions apply generally to all product categories.

Gross Profit

Gross profit was $897.5 million for the three months ended March 31, 2017, as compared to $906.5 million for the same period in 2016. As a percentage of net sales, gross profit for the three months ended March 31, 2017 was 81.4% as compared to 81.0% for the same period in 2016, or a favorable net increase of 40 basis points. The gross profit rate for the three months ended March 31, 2017 included the favorable impact of cost savings through strategic sourcing and self-manufacturing of 89 basis points, retail price increases of 25 basis points, other cost changes of 7 basis points, and lower inventory write-downs of 5 basis points, partially offset by the unfavorable impact of foreign currency fluctuations of 74 basis points and country mix of 12 basis points. Generally, gross profit as a percentage of net sales may vary from period to period due to the impact of foreign currency fluctuations, changes in country mix as volume changes among countries with varying margins, retail price increases, cost savings through strategic sourcing and self-manufacturing, and inventory write-downs.

Royalty Overrides

Royalty overrides were $315.1 million for the three months ended March 31, 2017, as compared to $311.9 million for the same period in 2016. Royalty overrides as a percentage of net sales was 28.6% for the three months ended March 31, 2017, as compared to 27.9% for the same period in 2016. Compensation to our independent service providers in China is included in selling, general and administrative expenses as opposed to royalty overrides where it is included for all other Members. Generally, royalty overrides as a percentage of net sales may vary slightly from period to period due to changes in the mix of products and countries because full royalty overrides are not paid on certain products and in certain countries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $438.6 million for the three months ended March 31, 2017, as compared to $427.1 million for the same period in 2016. Selling, general and administrative expenses as a percentage of net sales was 39.8% for the three months ended March 31, 2017, as compared to 38.2% for the same period in 2016.

The increase in selling, general and administrative expenses for the three months ended March 31, 2017 was primarily due to $9.1 million in higher service fees to China independent service providers; $8.6 million in higher salaries and benefits; $6.0 million in higher Member promotion and event costs; partially offset by $5.1 million in lower legal, advisory, and other professional fees; and $3.7 million in lower net foreign exchange losses.

In late 2012, a hedge fund manager publicly raised allegations regarding the legality of our network marketing program and announced that the hedge fund manager had taken a significant short position regarding our common shares, leading to intense public scrutiny and significant stock price volatility. We have engaged legal and advisory services firms to assist with responding to the allegations and to perform other related services in connection to these events. For the three months ended March 31, 2017 and 2016, we recorded approximately $1.5 million and $2.9 million, respectively, of expenses related to this matter, which includes approximately $0.8 million and $2.2 million, respectively, of legal, advisory and other professional service fees. We expect to continue to incur expenses related to this matter over the next several periods and the expenses are expected to vary from period to period.

Other Operating Income

There was no other operating income for the three months ended March 31, 2017, as compared to $0.8 million for the same period in 2016. Other operating income for the three months ended March 31, 2016 relates to government grant income for China. See Note 2, Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion.

Net Interest Expense

Net interest expense is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in millions)
Interest expense	$32.5	$26.0
Interest income	(2.3)	(1.1)
Net interest expense	$30.2	$24.9

The increase in net interest expense for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the increase in our interest expense due to higher interest rates and increased borrowing amounts relating to our new $1.45 billion senior secured credit facility, which includes a $1.3 billion term loan B, that was entered into on February 15, 2017 as discussed further below in Liquidity and Capital Resources.

Income Taxes

Income taxes were $28.4 million for the three months ended March 31, 2017, as compared to $47.6 million for the same period in 2016. The effective income tax rate was 25.0% for the three months ended March 31, 2017, as compared to 33.2% for the same period in 2016.  The decrease in the effective tax rate for the three months ended March 31, 2017, as compared to the same period in 2016, was primarily due to the increase in net benefits from discrete events in addition to the impact of changes in the geographic mix of the Company’s income. Included in the discrete events for the three months ended March 31, 2017 was the impact of $4.3 million of excess tax benefits generated during the quarter relating to our application of ASU 2016-09 that we adopted on January 1, 2017.

Liquidity and Capital Resources

We have historically met our working capital and capital expenditure requirements, including funding for expansion of operations, through net cash flows provided by operating activities. Variations in sales of our products directly affect the availability of funds. There are no material contractual restrictions on our ability to transfer and remit funds among our international affiliated companies. However, there are foreign currency restrictions in certain countries which could reduce our ability to timely obtain U.S. dollars. Even with these restrictions, we believe we will have sufficient resources, including cash flow from operating activities and access to capital markets, to meet debt service obligations in a timely manner and be able to continue to meet our objectives.

Historically, our debt has not resulted from the need to fund our normal operations, but instead has resulted primarily from our share repurchase programs. Since inception in 2007, total share repurchases amounted to approximately $3.2 billion. While a significant net sales decline could potentially affect the availability of funds, many of our largest expenses are variable in nature, which we believe protects our funding in all but a dramatic net sales downturn. Our $1,782.9 million cash and cash equivalents and our senior secured credit facility, in addition to cash flow from operations, can be used to support general corporate purposes, including, any future share repurchases, dividends, and strategic investment opportunities.

We have a cash pooling arrangement with a financial institution for cash management purposes. This cash pooling arrangement allows certain of our participating subsidiaries to withdraw cash from this financial institution based upon our aggregate cash deposits held by subsidiaries who participate in the cash pooling arrangement. We did not owe any amounts to this financial institution under the pooling arrangement as of March 31, 2017 and December 31, 2016.

For the three months ended March 31, 2017, we generated $175.5 million of operating cash flow, as compared to $141.1 million for the same period in 2016. The increase in our operating cash flow was the result of favorable changes in operating assets and liabilities, partially offset by lower net income. The change in operating assets and liabilities was primarily the result of changes in receivables primarily related to sales fluctuations; changes in prepaid expenses and other current assets which included lower prepaid non-income taxes; and changes in other current liabilities primarily related to higher advanced sales deposits.

Capital expenditures, including accrued capital expenditures, for the three months ended March 31, 2017 and 2016 were $18.5 million and $22.5 million, respectively. The majority of these expenditures represented investments in management information systems including the upgrade of our Oracle enterprise wide systems which is expected to go live in the summer of 2017, manufacturing facilities both domestically and internationally, and initiatives to develop web-based Member tools. We expect to incur total capital expenditures of approximately $125 million to $155 million for the full year of 2017.

In March 2017, Herbalife hosted its annual global Herbalife Summit event in Charlotte, North Carolina where President Team members from around the world met and shared best practices, conducted leadership training and Herbalife management awarded Members $65.2 million of Mark Hughes bonus payments related to their 2016 performance. In March 2016, Herbalife management awarded Members $64.3 million of Mark Hughes bonus payments related to their 2015 performance.

Senior Secured Credit Facility

In May 2015, we amended our prior senior secured credit facility, or the Prior Credit Facility, and our $700 million borrowing capacity on our prior revolving credit facility, or the Prior Revolving Credit Facility, was reduced by approximately $235.9 million, and was further reduced by approximately $39.1 million on September 30, 2015, bringing the total available borrowing capacity to $425.0 million as of December 31, 2016.  The Company repaid in full its $500 million term loan under the Prior Credit Facility, or the Prior Term Loan, on March 9, 2016. On February 15, 2017, we entered into a $1,450.0 million senior secured credit facility, or the Credit Facility, consisting of a $1,300.0 million term loan B, or the Term Loan, and a $150 million revolving credit facility, or the Revolving Credit Facility, with a syndicate of financial institutions as lenders, or Lenders. The Revolving Credit Facility matures on February 15, 2022 and the Term Loan matures on February 15, 2023.

The Credit Facility requires us to comply with a leverage ratio. In addition, the Credit Facility contains customary covenants, including covenants that limit or restrict our ability to incur liens, incur indebtedness, make investments, dispose of assets, make certain restricted payments, pay dividends, repurchase our common shares, merge or consolidate and enter into certain transactions with affiliates. We are also required to maintain a minimum balance of $200.0 million of consolidated cash and cash equivalents. As of March 31, 2017 and December 31, 2016, we were compliant with our debt covenants under the Credit Facility and the Prior Credit Facility, respectively.

The Term Loan is payable in consecutive quarterly installments each in an aggregate principal amount of $24.4 million beginning June 30, 2017. Interest is due at least quarterly on amounts outstanding on the Credit Facility. In addition, we may be required to make mandatory prepayments towards the Term Loan based on the Company’s consolidated leverage ratio and annual excess cash flows as defined under the terms of the credit agreement.  We are also permitted to make voluntary prepayments. These prepayments, if any, will be applied against remaining quarterly installments owed under the Term Loan in order of maturity with the remaining principal due upon maturity.

During the three months ended March 31, 2017, we repaid a total amount of $410.0 million to repay in full amounts outstanding on the Prior Revolving Credit Facility. During the three months ended March 31, 2016, we repaid a total amount of $229.7 million to repay in full the Prior Term Loan. As of March 31, 2017, the U.S. dollar amount outstanding under the Term Loan was $1,300.0 million. There were no amounts outstanding on the Revolving Credit Facility as of March 31, 2017. As of December 31, 2016, the U.S. dollar amount outstanding under the Prior Revolving Credit Facility was $410.0 million. There were no outstanding foreign currency borrowings as of March 31, 2017 and December 31, 2016 under the Credit Facility and the Prior Credit Facility, respectively. On March 31, 2017 and December 31, 2016, the weighted average interest rate for borrowings under the Credit Facility and the Prior Credit Facility was 5.97% and 4.29%, respectively.

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

Cash and cash equivalents

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. At March 31, 2017 and December 31, 2016, the total amount of our foreign subsidiary cash and cash equivalents was $1,655.2 million and $316.2 million, respectively, of which $1,190.6 million and $28.2 million, respectively, was invested in U.S. dollars. The increase in our foreign subsidiary U.S. dollar denominated cash and cash equivalents primarily relates to our borrowings from our new $1.45 billion senior secured credit facility executed on February 15, 2017.  At March 31, 2017 and December 31, 2016, the total amount of cash and cash equivalents held by our parent and its U.S. entities, inclusive of U.S. territories, was $127.7 million and $527.8 million, respectively.

For earnings not considered to be indefinitely reinvested, deferred taxes have been provided. For earnings considered to be indefinitely reinvested, deferred taxes have not been provided. Should we make a determination to remit the cash and cash equivalents from our foreign subsidiaries that are considered indefinitely reinvested to our U.S. consolidated group for the purpose of repatriation of undistributed earnings, we would need to accrue and pay taxes. As of December 31, 2016, our U.S. consolidated group had approximately $131.9 million of permanently reinvested unremitted earnings from certain foreign subsidiaries, and if these monies were ever needed to be remitted, the impact of any tax consequences on our overall liquidity position would not be material. As of December 31, 2016, our parent, Herbalife Ltd., had $2.5 billion of permanently reinvested unremitted earnings relating to its operating subsidiaries.  As of March 31, 2017, we do not have any plans to repatriate these unremitted earnings to our parent; therefore, we do not have any liquidity concerns relating to these unremitted earnings and related cash and cash equivalents.  See Note 12, Income Taxes, in our 2016 10-K for additional discussion on our unremitted earnings.

Off-Balance Sheet Arrangements

At March 31, 2017 and December 31, 2016, we had no material off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Share Repurchases

On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had $232.9 million of remaining authorized capacity. This share repurchase program allows us, which includes an indirect wholly subsidiary of Herbalife Ltd., to repurchase our common shares, at such times and prices as determined by management as market conditions warrant. The Credit Facility permits us to repurchase common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met.

In conjunction with the issuance of the Convertible Notes during February 2014, we paid approximately $685.8 million to enter into prepaid forward share repurchase transactions, or the Forward Transactions, with certain financial institutions, or the Forward Counterparties, pursuant to which we purchased approximately 9.9 million common shares, at an average cost of $69.02 per share, for settlement on or around the August 15, 2019 maturity date for the Convertible Notes, subject to the ability of each Forward Counterparty to elect to settle all or a portion of its Forward Transactions early. The shares are treated as retired shares for basic and diluted EPS purposes although they remain legally outstanding. See Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements for a further discussion on the Forward Transactions.

During the three months ended March 31, 2017, an indirect wholly owned subsidiary of ours purchased approximately 1.1 million of Herbalife Ltd.’s common shares through open market purchases at an aggregate cost of approximately $60.7 million or an average cost of $56.10 per share which reduced our total shareholders’ equity and is reflected at cost within our accompanying condensed consolidated balance sheets. Although these shares are owned by our indirect wholly owned subsidiary, they are reflected as treasury shares under U.S. GAAP and therefore reduce the number of common shares outstanding within our condensed consolidated financial statements and the weighted-average number of common shares outstanding used in calculating our earnings per share. We did not repurchase any common shares in the open market during the three months ended March 31, 2016. As of March 31, 2017, the remaining authorized capacity under our $1.5 billion share repurchase program was $1,439.3 million. See Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements for a further discussion on our share repurchases.

Capped Call Transactions

In February 2014, in connection with the issuance of Convertible Notes, we paid approximately $123.8 million to enter into capped call transactions with respect to our common shares, or the Capped Call Transactions, with certain financial institutions. The Capped Call Transactions are expected generally to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market price of the common shares is greater than the strike price of the Capped Call Transactions, initially set at $86.28 per common share, with such reduction of potential dilution subject to a cap based on the cap price initially set at $120.79 per common share. See Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements for a further discussion of the Capped Call Transactions.

Working Capital and Operating Activities

As of March 31, 2017 and December 31, 2016, we had positive working capital of $1,468.9 million and $671.0 million, respectively, or an increase of $797.9 million. This increase was primarily due to the increase in cash and cash equivalents; partially offset by the increase in the current portion of long-term debt primarily related to the Credit Facility entered into on February 15, 2017.

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

Contingencies

See Note 5, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a further discussion of our contingencies as of March 31, 2017.

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

We are a nutrition company that sells a wide range of weight management, targeted nutrition, energy, sports & fitness, and outer nutrition products. Our products are manufactured by third party providers and by us in our Changsha, Hunan, China extraction facility, Suzhou, China facility, Nanjing, China facility, Lake Forest, California facility, and in our Winston-Salem, North Carolina facility, and then are sold to Members who consume and sell Herbalife products to retail consumers or other Members. As of March 31, 2017, we sold products in 94 countries throughout the world and we are organized and managed by geographic region. We aggregate our operating segments into one reporting segment, except China, as management believes that our operating segments have similar operating characteristics and similar long term operating performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers to whom products are sold, the methods used to distribute the products, the nature of the regulatory environment, and their economic characteristics.

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

Allowances for product returns, primarily in connection with our buyback program, are provided at the time the sale is recorded. This accrual is based upon historical return rates for each country and the relevant return pattern, which reflects anticipated returns to be received over a period of up to 12 months following the original sale. Historically, product returns and buybacks have not been significant. Product returns and buybacks were approximately 0.1% for both the three months ended March 31, 2017 and 2016.

We adjust our inventories to lower of cost and net realizable value. Additionally we adjust the carrying value of our inventory based on assumptions regarding future demand for our products and market conditions. If future demand and market conditions are less favorable than management’s assumptions, additional inventory write-downs could be required. Likewise, favorable future demand and market conditions could positively impact future operating results if previously written down inventories are sold. We have obsolete and slow moving inventories which have been adjusted downward $27.2 million and $25.5 million to present them at their lower of cost and net realizable value in our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively.

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

In order to estimate the fair value of goodwill, we also primarily use an income approach. The determination of impairment is made at the reporting unit level and consists of two steps. First, we determine the fair value of a reporting unit and compare it to its carrying amount. The determination of the fair value of the reporting units requires us to make significant estimates and assumptions. These estimates and assumptions include estimates of future revenues and expense growth rates, capital expenditures and the depreciation and amortization related to these capital expenditures, discount rates, and other inputs. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill and other intangibles over the implied fair value as determined in Step 2 of the goodwill impairment test. Also, if during Step 1 of a goodwill impairment test we determine we have reporting units with zero or negative carrying amounts, then we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. During Step 2 of a goodwill impairment test, the implied fair value of goodwill is determined in a similar manner as how the amount of goodwill recognized in a business combination is determined, in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 805, Business Combinations. We would assign the fair value of a reporting unit to all of the assets and liabilities of that reporting unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. The excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. As of March 31, 2017 and December 31, 2016, we had goodwill of approximately $93.5 million and $89.9 million, respectively. As of both March 31, 2017 and December 31, 2016, we had marketing related intangible assets of approximately $310 million. The increase in goodwill during the three months ended March 31, 2017 was due to cumulative translation adjustments. No marketing related intangibles or goodwill impairment was recorded during the three months ended March 31, 2017 and 2016.

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

We also purchase foreign currency forward contracts in order to hedge forecasted inventory transactions and intercompany management fees that are designated as cash-flow hedges and are subject to foreign currency exposures. We applied the hedge accounting rules as required by ASC 815 for these hedges. These contracts allow us to buy and sell certain currencies at specified contract rates. As of March 31, 2017 and December 31, 2016, the aggregate notional amounts of these contracts outstanding were approximately $117.0 million and $90.0 million, respectively. At March 31, 2017, the outstanding contracts were expected to mature over the next fifteen months. Our derivative financial instruments are recorded on the condensed consolidated balance sheet at fair value based on quoted market rates. For the forecasted inventory transactions, the forward contracts are used to hedge forecasted inventory transactions over specific months. Changes in the fair value of these forward contracts, excluding forward points, designated as cash-flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in cost of sales in the condensed consolidated statements of income during the period which approximates the time the hedged inventory is sold. We also hedge forecasted intercompany management fees over specific months. Changes in the fair value of these forward contracts designated as cash flow hedges are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity, and are recognized in selling, general and administrative expenses in the condensed consolidated statements of income in the period when the hedged item and underlying transaction affects earnings. As of March 31, 2017, we recorded assets at fair value of $2.7 million and liabilities at fair value of $4.5 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. As of December 31, 2016, we recorded assets at fair value of $4.6 million relating to all outstanding foreign currency contracts designated as cash-flow hedges. During the three months ended March 31, 2017 and 2016, the ineffective portion relating to these hedges was immaterial and the hedges remained effective as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the majority of our outstanding foreign currency forward contracts had maturity dates of less than twelve months with the majority of freestanding derivatives expiring within one month as of both March 31, 2017 and December 31, 2016.

The following table provides information about the details of our foreign exchange forward contracts:

Foreign Currency	Average Contract Rate	Notional Amount	Fair Value Gain (Loss)
		(In millions)	(In millions)
At March 31, 2017
Buy Chilean peso sell euro	716.30	$0.8	$—
Buy Chinese yuan sell euro	7.38	30.3	(0.2)
Buy Euro sell Australian dollar	1.41	2.9	—
Buy Euro sell Brazilian real	3.37	1.1	—
Buy Euro sell Chilean peso	723.27	2.2	(0.1)
Buy Euro sell Hong Kong dollar	8.42	6.0	(0.1)
Buy Euro sell Indonesian rupiah	14,500.55	2.7	—
Buy Euro sell Japanese yen	119.98	0.2	—
Buy Euro sell Mexican peso	21.90	70.4	(5.5)
Buy Euro sell Malaysian ringgit	4.77	1.1	—
Buy Euro sell Peruvian sol	3.56	3.5	—
Buy Euro sell Philippine peso	54.37	1.6	—
Buy Euro sell Russian Ruble	62.22	0.7	—
Buy Euro sell U.S. dollar	1.07	42.9	(0.1)
Buy Euro sell South African rand	14.36	1.0	—
Buy British pound sell Euro	0.86	3.1	—
Buy South Korean won sell U.S. dollar	1,115.63	5.2	—
Buy Kazakhstani tenge sell U.S. dollar	319.00	1.0	—
Buy Malaysian ringgit sell Euro	4.79	1.0	—
Buy Norwegian krone sell U.S. dollar	8.48	1.2	—
Buy Swedish krona sell U.S. dollar	8.81	2.8	—
Buy Taiwan dollar sell U.S. dollar	30.26	18.2	—
Buy U.S. dollar sell Colombian peso	2,933.82	1.6	—
Buy U.S. dollar sell Euro	1.09	152.7	2.8
Buy U.S. dollar sell Japanese yen	110.81	0.5	—
Buy U.S. dollar sell South African rand	13.23	4.1	0.1
Total forward contracts		$358.8	$(3.1)

The majority of our foreign subsidiaries designate their local currencies as their functional currencies. See Liquidity and Capital Resources — Cash and cash equivalents in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of our foreign subsidiary cash and cash equivalents.

Interest Rate Risk

As of March 31, 2017, the aggregate annual maturities of the Credit Facility were expected to be $73.1 million for the remainder of 2017, $97.5 million for 2018, $97.5 million for 2019, $97.5 million for 2020, $97.5 million for 2021, $97.5 million for 2022, and $739.4 million for 2023. As of March 31, 2017, the fair value of the Term Loan was approximately $1.3 billion and the carrying value was $1,257.3 million. There were no outstanding borrowings on the Revolving Credit Facility as of March 31, 2017. The fair value of the Prior Credit Facility approximated its carrying value of $410.0 million as of December 31, 2016. The Credit Facility bears and the Prior Credit Facility bore variable interest rates, and on March 31, 2017 and December 31, 2016, the weighted average interest rate of the Credit Facility and the Prior Credit Facility was 5.97% and 4.29%, respectively. As of March 31, 2017 the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $1,040.5 million and the carrying value was $1,035.8 million. As of December 31, 2016, the fair value of the liability component of our $1.15 billion Convertible Notes was approximately $961.3 million and the carrying value was $1,024.8 million. The Convertible Notes pay interest at a fixed rate of 2.00% per annum payable semiannually in arrears on February 15 and August 15 of each year, beginning on August 15, 2014. The Convertible Notes mature on August 15, 2019, unless earlier repurchased or converted. We may not redeem the Convertible Notes prior to their stated maturity date. Since our Credit Facility is based on variable interest rates, and as we have not entered into any interest swap arrangements, if interest rates were to increase or decrease by 1% for the year, our annual interest expense could increase or decrease by approximately $13 million.

Item 4. Controls And Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	uncertainties relating to interpretation and enforcement of legislation in China governing direct selling and anti-pyramiding;
•	our inability to obtain the necessary licenses to expand our direct selling business in China;
•	adverse changes in the Chinese economy;
•	our dependence on increased penetration of existing markets;
•	contractual limitations on our ability to expand our business;
•	our reliance on our information technology infrastructure and outside manufacturers;
•	the sufficiency of trademarks and other intellectual property rights;
•	product concentration;
•	our reliance upon, or the loss or departure of any member of, our senior management team which could negatively impact our Member relations and operating results;
•	U.S. and foreign laws and regulations applicable to our international operations;
•	uncertainties relating to the United Kingdom’s vote to exit from the European Union;
•	restrictions imposed by covenants in our credit facility;
•	uncertainties relating to the application of transfer pricing, duties, value added taxes, and other tax regulations, and changes thereto;
•	changes in tax laws, treaties or regulations, or their interpretation;

•	taxation relating to our Members;
•	product liability claims;
•	our incorporation under the laws of the Cayman Islands;
•	whether we will purchase any of our shares in the open markets or otherwise; and
•	share price volatility related to, among other things, speculative trading and certain traders shorting our common shares.

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

The FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising, or Guides, which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical”, the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed. Herbalife has revised its marketing materials to be compliant with the revised Guides and the Consent Order. However, it is possible that our use, and that of our Members, of testimonials in the advertising and promotion of our products, including but not limited to our weight management products and our income opportunity, will be significantly impacted and therefore might negatively impact our sales.

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

Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, sometimes referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based and, thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. While we believe we are in compliance with these regulations, including those enforced by the FTC and the permanent injunction in California, and are compliant with the Consent Order, there is no assurance any federal, state or foreign courts or agencies or the independent compliance auditor under the Consent Order would agree, including a federal court or the FTC in respect of the Consent Order or a court or the California Attorney General in respect to the permanent injunction.

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

The Consent Order includes a number of restrictions and requirements and therefore creates compliance risks, and while we believe we are fully compliant with the Consent Order, there is no guarantee that we are fully compliant or in the future will continue to be fully compliant with the Consent Order. We do not believe the Consent Order changes our business model as a direct selling company.  However, compliance with the Consent Order requires us to implement new and enhanced procedures regarding, among other things, no later than May 25, 2017, tracking retail sales and internal consumption by distributors. We have now instituted controls and procedures and developed technology solutions that we believe address these Consent Order requirements, including tools and software to be used by distributors to, among other things, document their sales and more efficiently track and manage their customer base. However, there can be no assurances that some or all of these controls and procedures and technology solutions will operate as expected. Any failure of these systems to operate as designed could cause us to fail to maintain the records required under, or otherwise violate terms of, the Consent Order. Compliance with the Consent Order will require the cooperation of Members and, while we are in the process of updating and will further update our training programs and policies to address the Consent Order and expect our Members to cooperate, we do not have the same level of influence or control over our Members as we could were they our own employees. Failure by our Members to comply with the relevant aspects of the Consent Order could be a violation of the Consent Order and impact our ability to comply. While we believe we are now compliant with the Consent Order and our board of directors has established the Implementation Oversight Committee, a committee which meets regularly with management to oversee our compliance with the terms of the Consent Order, there can be no assurances that the FTC or ICA would agree now or will agree in the future. In the event we are found to be in violation of the Consent Order, the FTC could, among other things, take corrective actions such as initiating further enforcement actions, seeking an injunction or other restrictive orders and imposing civil monetary penalties against us and our officers and directors.

The Consent Order may also impact our business operations, including our net sales and profitability. For example, the Consent Order imposes certain requirements regarding the verification and receipting of sales and there can be no assurances that these or other requirements of the Consent Order, our compliance therewith and the new and enhanced business procedures implemented as a result thereof, will not lead to reduced sales, whether as a result of undocumented sales activity or otherwise. The Consent Order also imposes restrictions on distributors’ ability to open Nutrition Clubs in the United States. Additionally, the development activities described above to implement new and enhanced procedures, and any other actions taken in respect of compliance with the Consent Order, could be costly. These extensive costs or any amounts in excess of our cost estimates could have a material adverse effect on our financial condition and results of operations. Our Members may also disagree with our decision to enter into the Consent Order, whether because they disagree with certain terms thereof, they believe it will negatively impact their personal business or they would not have settled the investigation on any terms. The Consent Order also provides that if the total eligible U.S. retail sales on which compensation may be paid falls below 80% of the Company’s total U.S. sales for a given year, compensation payable to distributors on eligible U.S. retail sales will be capped at 41.75% of the Net Rewardable Sales amount as defined in the Consent Order. While we believe we will achieve the required 80% threshold necessary to pay full distributor compensation, this result is subject to the review and audit of the FTC and ICA and they may not agree with our conclusions.  Because our business is dependent on our Members, our business operations and net sales could be adversely affected if U.S. distributor compensation is restricted or if any meaningful number of Members are dissatisfied, choose to reduce activity levels or leave our business altogether. Member dissatisfaction may also negatively impact the willingness of new Members to join Herbalife as a distributor. Further, management and the board of directors may be required to focus a substantial amount of time on compliance activities, which could divert their attention from running and growing our business. We may also be required to suspend or defer many or all of our current or anticipated business development, capital deployment and other projects unrelated to compliance with the Consent Order to allow resources to be focused on our compliance efforts, which could cause us to fall short of our guidance or analyst or investor expectations. In addition, while we believe the Consent Order will set a new standard within the industry, our competitors are not required to comply with the Consent Order and may not be subject to similar actions, which could limit our ability to effectively compete for members, customers and ultimately net sales.

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

The impact of the Consent Order on our business, including the effectiveness of the controls, procedures and technology solutions implemented to comply therewith, and on our business and our member base, could be significant. If our business is adversely impacted, it is uncertain as to whether, or how quickly, we would be able to rebuild, irrespective of market conditions. Our financial condition and results of operations could be harmed if we are not able to comply with the Consent Order, if costs related to compliance exceed our estimates, if it has a negative impact on net sales, or if it leads to further legal, regulatory, or compliance claims, proceedings, or investigations or litigation.

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

Our business in China is subject to general, as well as industry-specific, economic, political and legal developments and risks in China and requires that we utilize a modified version of the business model we use elsewhere in the world.

Our expansion of operations into China and the continued success of our business in China is subject to risks and uncertainties related to general economic, political and legal developments in China, among other things. The Chinese government exercises significant control over the Chinese economy, including but not limited to controlling capital investments, allocating resources, setting monetary policy, controlling foreign exchange and monitoring foreign exchange rates, implementing and overseeing tax regulations, providing preferential treatment to certain industry segments or companies and issuing necessary licenses to conduct business. Accordingly, any adverse change in the Chinese economy, the Chinese legal system or Chinese governmental, economic or other policies could have a material adverse effect on our business in China and our prospects generally.

China has published regulations governing direct selling and prohibiting pyramid promotional schemes, and a number of administrative methods and proclamations have been issued. These regulations require us to use a modified version of the business model we use in other markets. To allow us to operate under these regulations, we have created and introduced a model specifically for China based on our understanding as to how regulators are interpreting and enforcing these regulations, our interpretation of applicable regulations and our understanding of the practices of other international direct selling companies in China.

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

We also engage independent service providers who meet both the requirements to operate their own business under Chinese law as well as the conditions set forth by Herbalife to sell products and provide marketing, sales support and other services to Herbalife customers. In China, our independent service providers are compensated for marketing, sales support, and other services instead of the distributor allowances and royalty overrides utilized in our global marketing plan.  The service hours and related fees eligible to be earned by and then paid to independent service providers are based on a number of factors including the sales generated by them and by others to whom they may provide marketing, sales support and other services, the quality of their service and other factors as well as any potential future sales generated from the recently announced and expanded online ordering platform. Total compensation available to our independent service providers in China can generally be comparable to the total compensation available to other sales leaders globally.

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

Additionally, although certain regulations have been published with respect to obtaining and operating under such approvals and otherwise conducting business in China, other regulations are pending and there continues to be uncertainty regarding the interpretation and enforcement of Chinese regulations. The regulatory environment in China is evolving, and officials in the Chinese government, including at the local and central level, exercise broad discretion in deciding how to interpret, apply, and enforce regulations as they deem appropriate, including to promote social order. Regulators in China may change how they interpret and enforce the direct selling regulations, both current interpretations and enforcement thereof or future iterations.  Regulators in China may also modify the regulations. We cannot be certain that our business model will continue to be deemed by national or local Chinese regulatory authorities to be compliant with any such regulations. The Chinese government rigorously monitors the direct selling market in China, and in the past has taken serious action against companies that the government believed were engaging in activities they regarded to be in violation of applicable law, including shutting down their businesses and imposing substantial fines. As a result, there can be no guarantee that the Chinese government’s current or future interpretation and application of the existing and new regulations will not negatively impact our business in China, result in regulatory investigations or lead to fines or penalties against us or our Chinese Members. If our business practices are deemed to be in violation of applicable regulations as they are or may be interpreted or enforced, or modified regulations, in particular with respect to the factors used in determining the services a service provider is eligible to perform and fees they are eligible to earn and to receive, then we could be sanctioned and/or required to change our business model, either of which could have a significant adverse impact to our business in China.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c) On February 21, 2017, our board of directors authorized a new three-year $1.5 billion share repurchase program that will expire on February 21, 2020, which replaced our prior share repurchase authorization which was set to expire on June 30, 2017 which, as of December 31, 2016, had $232.9 million of remaining authorized capacity. This share repurchase program allows us, which includes a wholly owned subsidiary of Herbalife Ltd., to repurchase our common shares, at such times and prices as determined by our management as market conditions warrant, and to the extent Herbalife Ltd.’s distributable reserves are available under Cayman Islands law.  The Credit Facility permits us to repurchase our common shares as long as no default or event of default exists and other conditions such as specified consolidated leverage ratios are met. As of March 31, 2017, the remaining authorized capacity under the Company’s share repurchase program was approximately $1,439.3 million. The following is a summary of our repurchases of common shares during the three months ended March 31, 2017, all of which were repurchased by our indirect wholly owned subsidiary.  For further information on our share repurchases, see Note 10, Shareholders’ Equity, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31	—	—	—	$232,900,592
February 1 — February 28	—	—	—	$1,500,000,000
March 1 — March 31	1,082,631	$56.10	1,082,631	$1,439,267,738
	1,082,631		1,082,631

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

(f)

10.33	Form of Forward Share Repurchase Confirmation	(g)

10.34	Form of Base Capped Call Confirmation	(g)

10.35	Form of Additional Capped Call Confirmation	(g)

10.36#	Form of Herbalife Ltd. 2005 Stock Incentive Plan Performance Condition Stock Appreciation Right Award Agreement	(g)

Exhibit Number	Description	Reference

10.37#	Amended and Restated Herbalife Ltd. 2014 Stock Incentive Plan.	(l)

10.38	Confirmation between Merrill Lynch International and Herbalife Ltd., dated May 6, 2014	(h)

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

(m)

10.43#	Amended and Restated Employment Agreement by and between Richard P. Goudis and Herbalife International of America, Inc., dated as of November 1, 2016	(n)

10.44#	Letter Agreement by and between Michael O. Johnson and Herbalife International of America, Inc., dated November 1, 2016	(n)

10.45#	Herbalife International of America, Inc. Executive Officer Severance Plan	(n)

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

(n)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer	*

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema Document	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
(a)	Previously filed on October 1, 2004 as an Exhibit to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(b)	Previously filed on December 2, 2004 as an Exhibit to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.

(c)	Previously filed on December 14, 2004 as an Exhibit to Amendment No. 5 to the Company’s registration statement on Form S-1 (File No. 333-119485) and is incorporated herein by reference.
(d)	Previously filed on July 30, 2012 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and is incorporated herein by reference.
(e)	Previously filed on April 29, 2013 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated herein by reference.
(f)	Previously filed on February 7, 2014 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(g)	Previously filed on February 18, 2014 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and is incorporated by reference.
(h)	Previously filed on July 28, 2014 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and is incorporated herein by reference.
(i)	Previously filed on May 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and is incorporated herein by reference.
(j)	Previously filed on August 5, 2015 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and is incorporated herein by reference.
(k)	Previously filed on February 25, 2016 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and is incorporated herein by reference.
(l)	Previously filed on May 5, 2016 as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 and is incorporated herein by reference.
(m)	Previously filed on July 15, 2016 as an Exhibit to the Company’s Current Report on Form 8-K and is incorporated herein by reference.
(n)	Previously filed on February 23, 2017 as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERBALIFE LTD.

By:	/s/ JOHN G. DESIMONE
John G. DeSimone Chief Financial Officer

Dated: May 4, 2017